Form 10-Q
period 1996-03-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1996-05-09
CIK 1002531

- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC
                             ----------------------
                                   FORM 10-Q
(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1996

[   ]        Transition Report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

          For the transition period from _____________ to ____________

                         Commission file number 0-27312

                         TOLLGRADE COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

          PENNSYLVANIA                                         25-1537134
   (State or Other Jurisdiction                             (I.R.S. Employer
 of Incorporation or Organization)                       Identification Number)

                                 493 NIXON RD.
                             CHESWICK, PA     15024
          (Address of Principal Executive Offices, including zip code)

                                  412-274-2156
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   X             No
                                   -----              -----

     As of March 14, 1996, there were 5,443,830 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

- - --------------------------------------------------------------------------------

  This report consists of a total of 13 pages.  The exhibit index is at page 12.

                         TOLLGRADE COMMUNICATIONS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996


                               TABLE OF CONTENTS
                               -----------------

PART I.  FINANCIAL INFORMATION                                         PAGE NO.
- - ------------------------------                                         --------

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS:
          STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDED
          MARCH 31, 1995 AND MARCH 31, 1996 . . . . . . . . . . . . .     3

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995
          AND MARCH 31, 1996  . . . . . . . . . . . . . . . . . . . .      4

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS
          ENDED MARCH 31, 1995 AND MARCH 31, 1996 . . . . . . . . . .      5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . .      6

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . .      7


PART II.  OTHER INFORMATION
- - ---------------------------


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11
- - ---------

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12
- - -------------

ITEM 6 -- EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . .     13

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:
- - -------------------------------

                         TOLLGRADE COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


- - -----------------------------------------------------------------------------------------------------
                                                                 QUARTER ENDED MARCH 31,
                                                          1995                             1996
- - -----------------------------------------------------------------------------------------------------
REVENUES:
    Product sales                                        $5,794,961                     $6,848,807
    Royalty fees                                                986                            580
- - -----------------------------------------------------------------------------------------------------
         TOTAL REVENUES                                   5,795,947                      6,849,387

COST OF PRODUCT SALES                                     3,112,208                      3,463,363
- - -----------------------------------------------------------------------------------------------------

GROSS PROFIT                                              2,683,739                      3,386,024
- - -----------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
    Selling and marketing                                   621,211                        891,970
    General and administrative                              330,080                        479,834
    Research, engineering and development                   524,016                        713,297
- - -----------------------------------------------------------------------------------------------------
         Total operating expenses                         1,475,307                      2,085,101
- - -----------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                    1,208,432                      1,300,923


    Interest income (expense)                               (36,667)                       204,378
- - -----------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                1,171,765                      1,505,301
Provision for income taxes                                  421,800                        548,000
=====================================================================================================

    NET INCOME                                           $  749,965                     $  957,301
=====================================================================================================

EARNINGS PER SHARE INFORMATION:
    Weighted common and common equivalent shares          4,540,599                      5,857,566
- - -----------------------------------------------------------------------------------------------------
    Net income per common and common equivalent shares:
         Primary                                         $      .17                     $      .16
         Fully Diluted                                   $      .17                     $      .16
=====================================================================================================

                         TOLLGRADE COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


- - --------------------------------------------------------------------------------------------------------

                                                               DECEMBER 31, 1995       MARCH 31, 1996
ASSETS
- - --------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
         Cash and cash equivalents                                 $15,157,387           $14,984,777
         Accounts receivable:
                 Trade                                               2,571,233             3,478,676
                 Other                                                  59,887                90,044
         Inventories                                                 6,021,466             6,247,244
         Prepaid expenses and deposits                                 151,451               272,743
         Deferred tax asset                                            159,500               159,500
- - --------------------------------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS                                  24,120,924            25,232,984

Property and equipment, net                                          1,457,677             1,874,953
Deferred tax asset                                                      80,100                80,100
Patents and other assets                                                69,402               118,944
- - --------------------------------------------------------------------------------------------------------

              TOTAL ASSETS                                         $25,728,103           $27,306,981
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
========================================================================================================
CURRENT LIABILITIES:
         Accounts payable                                          $ 1,967,445           $ 1,765,967
         Accrued expenses                                              347,947               241,215
         Royalties payable                                             561,436             1,046,974
         Income taxes payable                                           84,800               559,600
- - --------------------------------------------------------------------------------------------------------
              TOTAL CURRENT LIABILITIES                              2,961,628             3,613,756

Deferred tax liability                                                 157,100               157,100
- - --------------------------------------------------------------------------------------------------------

              TOTAL LIABILITIES                                      3,118,728             3,770,856

SHAREHOLDERS' EQUITY:
         Common stock, $.20 par value; authorized shares,
              7,000,000; issued shares, 5,443,830                    1,088,766             1,088,766
         Additional paid-in capital                                 22,339,022            22,292,671
         Unearned compensation                                        (168,529)             (152,729)
         Retained earnings (accumulated deficit)                      (649,884)              307,417
- - --------------------------------------------------------------------------------------------------------
              TOTAL SHAREHOLDERS' EQUITY                            22,609,375            23,536,125
- - --------------------------------------------------------------------------------------------------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $25,728,103           $27,306,981
========================================================================================================

                         TOLLGRADE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)


- - ------------------------------------------------------------------------------------------------------------
                                                                              QUARTER ENDED MARCH 31,
                                                                             1995                 1996
- - ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                              $   749,965          $   957,301

Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation and amortization                                       55,676              120,459
         Deferred income taxes                                              370,800                ---
         Compensation expense for restricted stock                           11,361               15,800
Changes in assets and liabilities:
         (Increase) decrease in accounts receivable-trade                   (62,095)            (907,443)
         (Increase) decrease in accounts receivable-other                    76,681              (30,157)
         (Increase) decrease in inventories                                (118,318)            (225,778)
         (Increase) decrease in prepaid expenses and deposits               (19,952)            (121,292)
         (Increase) decrease in other assets                                  ---                (51,100)
         Increase (decrease) in accounts payable                            118,881             (201,478)
         Increase (decrease) in accrued expense and
           royalties payable                                                (22,076)             378,806
         Increase (decrease) in income taxes payable                         40,159              474,800
- - ------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                1,201,082              409,918
============================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemption of short-term investment                                  1,261                ---
         Capital expenditures                                               (83,371)            (536,178)
         Patent expenditures                                                 (3,225)               ---
- - ------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                      (85,335)            (536,178)
============================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings (repayments) under line of credit                     ---                  ---
         Payments on long-term debt                                      (1,800,000)               ---
         Purchase of stock warrants                                      (1,253,708)               ---
         Proceeds from issuance of common stock,
           net of issuance costs                                          2,986,384                ---
         Receipt of stock subscriptions                                    (157,756)               ---
         IPO issuance cost                                                    ---                (46,350)
- - ------------------------------------------------------------------------------------------------------------
                 Net cash used in financial activities                     (225,080)             (46,350)
============================================================================================================

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        890,667             (172,610)

Cash and cash equivalents at beginning of period                            740,013           15,157,387
- - ------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $ 1,630,680          $14,984,777
============================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with generally accepted accounting principles. The financial statements as of and for the quarter period ended March 31, 1996 should be read in conjunction with the Company's financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the quarter financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


2.       INVENTORY

At December 31, 1995 and March 31, 1996, inventory consisted of the following:

                                                      December 31,          March 31,
                                                          1995                1996
                                                          ----                ----
   Raw materials . . . . . . . . . . . . . . . . .     $2,577,638          $2,874,618
   Work in progress. . . . . . . . . . . . . . . .      1,730,364           1,514,925
   Finished goods. . . . . . . . . . . . . . . . .      1,713,464           1,857,701
                                                       ----------          ----------
                                                       $6,021,466          $6,247,244
                                                       ==========          ==========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.


OVERVIEW

Tollgrade Communications, Inc. (the"Company") was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports proprietary products which enable telephone companies to use their existing line test systems to remotely diagnose problems in POTS lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented more than 77% of the Company's revenue for the first quarter ended March 31, 1996 and will continue to account for a majority of Tollgrade's revenues for the foreseeable future.

The Company's product sales are primarily to the seven Regional Bell Operating Companies ("RBOCs"). For the first quarter ended March 31, 1996, 73% of revenues was from the seven RBOCs, the two largest of which comprised 48% of revenues. The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from and shipments to the RBOCs.

Although international sales to date have not been significant, the Company believes the international markets offer sales opportunities. The Company intends to focus additional sales, marketing and development resources on increasing its international presence; however, there can be no assurance that these efforts will be successful or that the Company will achieve significant international sales.

Tollgrade believes that continued growth will depend on its ability to design and engineer new products and, therefore, spends a significant amount on research, engineering and development. Research, engineering and development expenses as a percent of revenues were approximately 10% for the first quarter ended March 31, 1996. The Company expects its research, engineering and development expenses to continue at significant levels.


                             RESULTS OF OPERATIONS
                    QUARTER ENDED MARCH 31, 1996 COMPARED TO
                          QUARTER ENDED MARCH 31, 1995

REVENUES

Revenue for the first quarter of 1996 increased 18.2%, or $1,053,440, to $6,849,387 from $5,795,947 in the first quarter of 1995. The sales increase in the first quarter was primarily due to completion of a one-time project for a major customer. This project, which was not related to the Company's core MCU(R) line testing product line, added $1,344,200 in revenue for this quarter. During the past year, the Company has continued to develop and sell variations of its MCU(R) product line, which contributed $646,478 to first quarter 1996 sales. The MCU(R) alarm-related product revenue decreased $1,347,494 in the first quarter of 1996 from the first quarter of 1995. The decrease in the three months ended March 31, 1996 was due to a customer deferring deployment and installation of this alarm-related product, which is used to transport alarm services over fiber-optic lines. MCU(R) line testing and synchronization product revenue increased 10.2%, or $410,256, in the first quarter of 1996 compared to the first quarter of 1995.

GROSS PROFIT

Gross profit increased 26.2% from $2,683,739 in the first quarter of 1995, to $3,386,024 in the first quarter of 1996. Gross profit, as a percentage of sales, increased to 49.4% in the three months ended March 31, 1996 from 46.3% in the three months ended March 31, 1995. While the $702,285 increase in gross profit was primarily attributable to the increase in revenues, the increase in gross profit margin was due primarily to product sales mix and the ability to spread fixed overhead costs over a larger revenue base which included the shipments of four new variations of the MCU(R) product line that had higher gross profit margins.

SELLING & MARKETING EXPENSE

Selling and marketing expense in the first quarter of 1996 increased 43.6%, or $270,759, to $891,970 from $621,211 in the first quarter of 1995. As a percentage of revenues, selling and marketing expenses increased to 13.0% in the first quarter of 1996 from 10.7% in the first quarter of 1995. The increase was due primarily to increased sales commissions resulting from higher sales and the Company's investment in development and expansion into international markets.

GENERAL & ADMINISTRATIVE EXPENSE

General and administrative expense in the first quarter of 1996 increased 45.4%, or $149,754, to $479,834 from $330,080 in the first quarter of 1995. As a percentage of revenues, general and administrative expenses increased to 7.0% in the first quarter of 1996 from 5.7% in the first quarter of 1995. The increase was due primarily to additional expenses incurred as a result of becoming a publicly-owned company.

RESEARCH, ENGINEERING & DEVELOPMENT EXPENSE

Research, engineering and development expense in the first quarter of 1996 increased 36.1%, or $189,281, to $713,297 from $524,016 in the first quarter of 1995. As a percentage of revenues, research, engineering and development expenses increased to 10.4% in the first quarter of 1996 from 9.0% in the first quarter of 1995. The increase was due primarily to increased personnel costs as a result of expansion of the engineering department for new product development.

OTHER INCOME AND EXPENSE

Other income and expense consists primarily of interest income and interest expense. Other income was $204,378 for the quarter ended March 31, 1996 compared to other expense of $36,667 for the quarter ended March 31, 1995. The decrease in other expense was the result of reduced interest expense from the elimination of outstanding debt. Increase in other income resulted from the investment of the net proceeds of $15.8 million from the Company's initial public offering in December 1995. (See Liquidity and Capital Resources.)

NET INCOME

As a result of the above factors, net income increased 27.6% from $749,965 in the three months ended March 31, 1995 to $957,301 in the three months ended March 31, 1996. As a percentage of sales, net income increased from 12.9% in the three months ended March 31, 1995 to 14.0% in the three months ended March 31, 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $21.6 million at March 31, 1996 compared to working capital of $4.1 million at March 31, 1995. The improvement in working capital position was due primarily to the net proceeds of $15.8 million received from the Company's initial public offering on December 14, 1995. The Company has used and expects to continue to use the remaining proceeds of the initial public offering for working capital and new product development activities. Cash provided by operations was $409,918 and $1,201,082 for the first quarter ended March 31, 1996 and 1995, respectively. Increased net income was the primary source of cash provided by operations for the first quarter ended March 31, 1996. Increases in accounts receivable and inventories due to increased sales were the primary uses of cash in operations for the first quarter ended March 31, 1996. At March 31, 1996, the Company had no amounts outstanding under its $2,500,000 available bank line of credit.

Capital expenditures were $536,178 for the quarter ended March 31, 1996 and were primarily related to test fixtures and development systems, computer and office equipment for increased staff, as well as leasehold improvements made to the Company's facilities. Capital expenditures were $83,371 for the first quarter of 1995, and were primarily related to office equipment, test fixtures and development systems, tooling and leasehold improvements. The Company has no material capital expenditure commitments. The Company anticipates capital expenditures to continue to increase in 1996 to support future growth.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------
           None.

ITEM 2.  CHANGES IN SECURITIES
- - ------------------------------
           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- - ----------------------------------------
           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------
           None.

ITEM 5.  OTHER INFORMATION
- - --------------------------
           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------
(a)        Exhibits:

           The following exhibits are being filed with this report:

           Exhibit
           Number                Description
           -------               -----------
             11                  Statement re Computation of Per
                                 Share Earnings

             27                  Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company did not file any Current Report on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TOLLGRADE COMMUNICATIONS, INC.
                                           (REGISTRANT)


Dated:   May 3, 1996                        /s/ CHRISTIAN L. ALLISON
                                            ----------------------------------
                                            CHRISTIAN L. ALLISON
                                            CHIEF EXECUTIVE OFFICER,
                                            TREASURER & DIRECTOR


Dated:   May 3, 1996                        /s/ DOUGLAS T. HALLIDAY
                                            ----------------------------------
                                            DOUGLAS T. HALLIDAY
                                            CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX
                  (Pursuant to Item 601 of Regulation S-K)


         Exhibit
         Number                           Description
         -------                          -----------

           11.1                           Statement re Computation of Per
                                          Share Earnings

           27                             Financial Data Schedule