Form 10-Q
period 1996-06-30
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1996-08-13
CIK 1002531

                ------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                        -------------------------------
                                   FORM 10-Q

(Mark One)

   [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

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

                  Yes ___X___                      No _______

      As of August 9, 1996, there were 5,480,149 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

- --------------------------------------------------------------------------------

 This report consists of a total of 27 pages. The exhibit index is at page 15.

                         TOLLGRADE COMMUNICATIONS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                     PAGE NO.
ITEM 1  --    CONSOLIDATED FINANCIAL STATEMENTS:

              CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1996
              AND DECEMBER 31,1995 ......................................................................3

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX-MONTH
              PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1996..............................................4

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH
              PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1995 .............................................5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................................6

ITEM 2  --    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION......................................................7

PART II.  OTHER INFORMATION

ITEM 1  --    LEGAL PROCEEDINGS.........................................................................12
ITEM 2  --    CHANGES IN SECURITIES.....................................................................12
ITEM 3  --    DEFAULTS UPON SENIOR SECURITIES...........................................................12
ITEM 4  --    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................13
ITEM 5  --    OTHER INFORMATION.........................................................................13
ITEM 6  --    EXHIBITS AND REPORTS ON FORM 8-K..........................................................13

SIGNATURE...............................................................................................14

EXHIBIT INDEX...........................................................................................15

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

                         TOLLGRADE COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------
                                                                             (UNAUDITED)
                                                                            JUNE 30, 1996      DECEMBER 31, 1995
- -----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                           $ 8,668,691           $15,157,387
         Short Term Investments                                                6,942,506                    --
         Accounts receivable:
                  Trade                                                        3,625,980             2,571,233
                  Other                                                          115,512                59,887
         Inventories                                                           7,134,461             6,021,466
         Prepaid expenses and deposits                                           333,830               151,451
         Deferred tax asset                                                      185,000               159,500
                                                                             -----------           -----------
               Total current assets                                           27,005,980            24,120,824

Property and equipment, net                                                    2,198,247             1,457,677
Deferred tax asset                                                                40,759                80,100
Patents and other assets                                                          78,222                69,402
                                                                             -----------           -----------
               TOTAL ASSETS                                                  $29,323,208           $25,728,103
                                                                             -----------           -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                    $ 1,510,457           $ 1,967,445
         Accrued expenses                                                        893,958               347,947
         Royalties payable                                                       974,185               561,436
         Income taxes payable                                                    632,459                84,800
                                                                             -----------           -----------
               TOTAL CURRENT LIABILITIES                                       4,011,059             2,961,628

Deferred tax liability                                                           140,000               157,100
                                                                             -----------           -----------
               TOTAL LIABILITIES                                               4,151,059             3,118,728

SHAREHOLDERS' EQUITY:
         Common stock, $.20 par value; authorized shares, 7,000,000;
             issued and outstanding 5,448,709 and 5,443,830, respectively      1,089,742             1,088,766
         Additional paid-in capital                                           22,299,557            22,339,022
         Unearned compensation                                                  (136,930)             (168,529)
                                                                             -----------           -----------
         Retained earnings (accumulated deficit)                               1,919,780              (649,884)
                                                                             -----------           -----------
                           TOTAL SHAREHOLDERS' EQUITY                         25,172,149            22,609,375

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $29,323,208           $25,728,103
                                                                             -----------           -----------

         The accompanying notes are an integral part of this statement.

                         TOLLGRADE COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

- --------------------------------------------------------------------------------------------------------------------------
                                                                 FOR THE                               FOR THE
                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      JUNE 30, 1996    JUNE 30, 1995       JUNE 30, 1996     JUNE 30, 1995
- --------------------------------------------------------------------------------------------------------------------------
REVENUES:
      Product sales                                    $10,182,286       $5,540,837         $17,031,092       $11,335,798
      Royalty fees                                              --            1,125                 580             2,111
- --------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                10,182,286        5,541,962          17,031,672        11,337,909

- --------------------------------------------------------------------------------------------------------------------------
COST OF PRODUCT SALES                                    4,971,735        2,711,210           8,435,098         5,823,418
- --------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                             5,210,551        2,830,752           8,596,574         5,514,491
- --------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
      Selling and marketing                              1,258,889          711,229           2,150,860         1,332,440
      General and administrative                           595,645          380,692           1,075,029           710,772
      Research, engineering and development                878,394          603,708           1,591,691         1,127,724
- --------------------------------------------------------------------------------------------------------------------------
          TOTAL OPERATING EXPENSES                       2,732,928        1,695,629           4,817,580         3,170,936
- --------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                   2,477,623        1,135,123           3,778,994         2,343,555
      Interest income (expense)                            184,294           19,004             388,672           (17,663)
- --------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                               2,661,917        1,154,127           4,167,666         2,325,892
- --------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                               1,050,000          415,521           1,598,000           837,321
- --------------------------------------------------------------------------------------------------------------------------
      NET INCOME                                       $ 1,611,917          738,606           2,569,666         1,488,571
EARNINGS PER SHARE INFORMATION:
Weighted fully diluted common
     and common equivalent shares                        5,942,000        4,548,000           5,938,000         4,548,000
- --------------------------------------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:
Primary                                                $       .27       $      .16         $       .44       $       .33
Fully Diluted                                          $       .27       $      .16         $       .43       $       .33
- --------------------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of this statement.

                         TOLLGRADE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

- --------------------------------------------------------------------------------------------------------------------------
                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                  1996                    1995
- --------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 2,569,666              1,488,571
Adjustments to reconcile net income to net cash provided by
  operating activities:
      Depreciation and amortization                                                234,031                118,281
      Compensation expense for restricted stock                                     31,599                 21,864
Changes in assets and liabilities:
      (Increase) decrease in accounts receivable-trade                          (1,054,747)              (770,755)
      (Increase) decrease in accounts receivable-other                             (55,625)                84,875
      (Increase) decrease in inventories                                        (1,112,995)              (772,419)
      (Increase) decrease in prepaid expenses and deposits                        (182,379)               (51,920)
      (Increase) decrease in other assets                                           (8,820)                    --
      Increase (decrease) in accounts payable                                     (456,988)               415,846
      Increase (decrease) in accrued expense and royalties payable                 958,760                386,583
      Increase (decrease) in deferred income taxes                                   8,400                370,800
- --------------------------------------------------------------------------------------------------------------------------
      Increase (decrease) in income taxes payable                                  547,659                433,038
          Net cash provided by operating activities                              1,478,561              1,724,764
- --------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Redemption (purchase) of short-term investments                           (6,942,506)                    78
      Capital expenditures                                                        (992,861)              (267,193)
- --------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                 (7,935,367)              (267,115)
- --------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (repayments) under line of credit                                  --               (865,719)
      Payments on long-term debt                                                        --             (1,800,000)
      Purchase of stock warrants                                                        --             (1,253,708)
      Proceeds from issuance of common stock, net of issuance costs                 17,400              2,828,752
      IPO issuance cost                                                            (49,290)                    --
- --------------------------------------------------------------------------------------------------------------------------

      NET CASH USED IN FINANCIAL ACTIVITIES                                        (31,890)            (1,090,675)
- --------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            (6,488,696)               366,974
- --------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at beginning of period                                15,157,387                740,013
- --------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $ 8,668,691            $ 1,106,987
- --------------------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X. The financial statements as of and for the three and six-month periods ended June 30, 1996 should be read in conjunction with the Company's financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.       INVENTORY

At June 30, 1996 and December 31, 1995 inventory consisted of the following:

                                                               June 30,    December 31,
                                                                 1996         1995
                                                              ----------   ------------
Raw materials .............................................   $3,256,127    $2,577,638
Work in progress ..........................................    2,078,253     1,730,364
Finished goods ............................................    1,800,081     1,713,464
                                                              ----------    ----------
                                                              $7,134,461    $6,021,466
                                                              ==========    ==========

3. SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS - SUBSEQUENT EVENT

In order to protect shareholder value in the event of an unsolicited offer to acquire the Company, on July 23, 1996, the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock. The dividend is payable on August 15, 1996 to shareholders of record as of that date. The aforementioned rights are exercisable only if a person or group acquires or announces an offer to acquire 20% or more of the Company's common stock. The Company is presently unaware of any such action.

For a detailed discussion of the terms and conditions of such rights, refer to
Part II, Item 2 of this Form 10-Q and to forms referenced therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the following Management's Discussion and Analysis of Results of Operations and Financial Condition which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Results actually achieved thus may differ materially from expected results included in these statements.

OVERVIEW
The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports proprietary products which enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Systems' (POTS) lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 95% of the Company's revenue for the second quarter ended June 30, 1996 and will continue to account for a majority of the Company's revenues for the foreseeable future.

The Company's product sales are primarily to the seven Regional Bell Operating Companies ("RBOCs"). For the second quarter ended June 30, 1996, 92% of the Company's total revenue was generated from sales to these seven RBOCs, the two largest of which comprised 61% of revenues. The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from and shipments to the RBOCs.

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

The Company believes that continued growth will depend on its ability to design and engineer new products and, therefore, spends a significant amount on research, engineering and development. Research, engineering and development expenses as a percent of revenues were approximately 9% for the second quarter ended June 30, 1996. The Company expects its research, engineering and development expenses to continue at significant levels.

                     RESULTS OF OPERATIONS - SECOND QUARTER

REVENUES
Revenue for the second quarter of 1996 increased 83.7%, or $4,640,324, to $10,182,286 from $5,541,962 in the second quarter of 1995. The increase in revenues for the second quarter was primarily attributable to an increase in unit volume sales of the MCU(R) line testing and synchronization products as a result of increased market penetration. MCU(R) line testing and synchronization product's revenues increased 83.4%, or $4,166,510, in the second quarter of 1996 compared to the second quarter of 1995.

GROSS PROFIT
Gross profit increased 84.1% from $2,830,752 in the second quarter of 1995, to $5,210,551 in the second quarter of 1996. The $2,379,799 second quarter increase in gross profit was primarily attributable to an increase in revenues, because the gross profit margin remained at approximately 51%.

SELLING & MARKETING EXPENSE
Selling and marketing expense in the second quarter of 1996 increased 77.0%, or $547,660 to $1,258,889 from $711,229 in the second quarter of 1995. As a percentage of revenues, selling and marketing expenses decreased to 12.4% in the second quarter of 1996 from 12.8% in the second quarter of 1995. The increase was due primarily to increased sales commissions resulting from higher sales and increased expenses of developing international markets.

GENERAL & ADMINISTRATIVE EXPENSE
General and administrative expense in the second quarter of 1996 increased 56.5%, or $214,953, to $595,645 from $380,692 in the second quarter of 1995. As a percentage of revenues, general and administrative expenses decreased to 5.8% in the second quarter of 1996 from 6.9% in the second quarter of 1995. The increase in this expense for each comparative period is largely attributable to increased employee bonuses that are based on Company performance and to increased costs including professional fees incurred as a result of being a publicly owned company during the second quarter of 1996, but not during the comparative period of 1995.

RESEARCH, ENGINEERING & DEVELOPMENT EXPENSE
Research, engineering and development expense in the second quarter of 1996 increased 45.5%, or $274,686 to $878,394 from $603,708 in the second quarter of 1995. As a percentage of revenues, research, engineering and development expense decreased to 8.6% in the second quarter of 1996 from 10.9% in the second quarter of 1995. The increase for each comparative period was primarily due to increased personnel expenses such as recruiting and salaries for new employees and to related expenditures for computers, software and equipment.

OTHER INCOME AND EXPENSE
Other income and expense consists primarily of interest income and interest expense. Other income was $184,294 for the second quarter of 1996 compared to other income of $19,004 for the quarter ended June 30, 1995. The increase in other income was primarily attributable to the investment of the net proceeds of $15.8 million from the Company's initial public offering in December 1995. (See Liquidity and Capital Resources.)

PROVISION FOR INCOME TAXES
The provision for income taxes for the second quarter of 1996 increased 153% or $634,479 from $415,521 in the second quarter of 1995. The increase in the provision for income taxes was primarily due to the increase in income from operations and investment income. The effective tax rate also reflects the unavailability of the credit for research and development expenses during the period. Although this credit was recently reinstated through legislation, its effect is only prospective.

NET INCOME
As a result of the above factors, net income increased 118.2% from $738,606 in the three months ended June 30, 1995 to $1,611,917 in the second quarter of 1996.

                      RESULTS OF OPERATIONS - YEAR TO DATE

REVENUES
For the first six months of 1996, revenues totaled $17,031,672 compared to $11,337,909 for the first six months of 1995, representing an increase of $5,693,763 or 50.2%. The increase in revenues for the six month period was primarily attributable to an increase in unit sales volume of the MCU(R) line test products and also to a one time sale of a special application product to a customer for the 1996 summer Olympic games of approximately $1.36 million. MCU(R) line testing and synchronization product revenue increased 55.1%, or $4,894,509 in the six month period ended June 30, 1996 compared to the same six months of 1995.

GROSS PROFIT
For the first six months of 1996, gross profit increased to $8,596,574 compared to $5,514,491 for the first six months of 1995, representing an increase of $3,082,083, or 55.9%. As a percentage of revenues, gross profit increased to 50.5% in the first six months of 1996 compared to 48.6% in the same period for 1995. Factors contributing to the increase in gross profit were product sales mix and the introduction of new products with higher gross profit margins.

SELLING & MARKETING EXPENSE
For the first six months of 1996, selling and marketing expense totaled $2,150,860 compared to $1,332,440 for the first six months of 1995, representing an increase of $818,420 or 61.4%. As a percentage of revenues, selling and marketing expense increased to 12.6% in the first six months of 1996 from 11.8% for the same period of 1995. The increase was due primarily to increased sales commissions resulting from higher sales and increased expenses of developing international markets.

GENERAL & ADMINISTRATIVE EXPENSE
For the first six months of 1996, general and administrative expense totaled $1,075,029 compared to $710,772 for the first six months of 1995, representing an increase of $364,257, or 51.2%. As a percentage of revenues, general and administrative expense remained constant at 6.3% for the first six months of 1996 and 1995. The increase in this expense is largely attributable to increased employee bonuses that are based on Company performance and to increased costs including professional fees incurred as a result of being a publicly owned company during the first six months of 1996, but not during the comparative period of 1995.

RESEARCH, ENGINEERING & DEVELOPMENT EXPENSE
For the first six months of 1996, research, engineering and development expense totaled $1,591,691 compared to $1,127,724 for the first six months of 1995, representing an increase of $463,967, or 41.1%. As a percentage of revenues, research, engineering and development expense decreased to 9.4% from 10% for the first six months of 1995. The increase was primarily due to increased personnel expenses such as recruiting and salaries for new employees and to related expenditures for computers, software and equipment.

OTHER INCOME AND EXPENSE
Other income and expense consists primarily of interest income and interest expense. For the first six months of 1996, other income was $388,672 compared to other expense of $17,663 for the first six months of 1995, representing an increase of $406,335. The increase in other income was primarily attributable to the investment of the net proceeds of $15.8 million from the Company's initial public offering in December 1995. (See Liquidity and Capital Resources.)

PROVISIONS FOR INCOME TAXES
The provision for income taxes for the first six months of 1996 increased 91% or $760,679 to $1,598,000 from $837,321 for the first six months of 1995. The increase in the provision for income taxes was primarily due to the increase in income from operations and investment income. The effective tax rate also reflects the unavailability of the credit for research and development expenses during the period. Although this credit was recently reinstated through legislation, its effect is only prospective.

NET INCOME
For the first six months of 1996, net income was $2,569,666 compared to $1,488,571 for the first six months of 1995, representing an increase of $1,081,095 or 72.6%. As percentage of sales, net income for the second quarter and the first six months of 1996 increased to 15.8% and 15.1%, respectively. The increase was primarily due to increased revenues, as described above.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $23.0 million at June 30, 1996 compared to working capital of $4.7 million at June 30, 1995. The improvement in working capital position was due primarily to the net proceeds of $15.8 million received from the Company's initial public offering on December 14, 1995. The Company has used and expects to continue to use the remaining proceeds of the initial public offering for working capital and new product development activities. Cash provided by operations was $1.5 million and $1.7 million for the six months ended June 30, 1996 and 1995, respectively. Income from operations was the primary source of cash for the six months ended June 30, 1996 offset by increases in accounts receivable and inventories due to increased sales during the period. Also, during the first six months of 1996, operating cash was used to reduce accounts payable as the Company initiated a program to take advantage of discounts offered by suppliers. At June 30, 1996, the Company had not borrowed any amounts against its $2,500,000 available bank line of credit.

Capital expenditures were $992,861 for the first six months of 1996 and were primarily related to test fixtures and development systems, computer and office equipment for increased staff, as well as leasehold improvements made to the Company's facilities. Capital expenditures were $267,193 for the first six months of 1995, and were primarily related to office equipment, test fixtures and development systems, tooling and leasehold improvements. The Company presently has no material capital expenditure commitments. The Company anticipates capital expenditures to continue to increase in 1996 to support future growth.

                                    BACKLOG

The Company's backlog consists of firm customer purchase orders for the Company's various products. As of June 30, 1996 the Company had a backlog of $5,369,478, an increase of $3,257,298 or 154% from the backlog $2,112,180 at
December 31, 1995 and an increase of $1,309,254 or 32% from the backlog of $4,060,224 of March 31, 1996.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

On July 23, 1996 the Company's Board of Directors declared a distribution of one Preferred Stock Purchase Right for each outstanding share of the Company's common stock. The rights will be exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender or exchange offer for 20% or more of the common stock. In such an event, each right will entitle shareholders to buy one-hundredth of a share of a new series of preferred stock at an exercise price of $115.00. Each one-hundredth of a share of the new preferred stock has terms designed to make it the economic and voting equivalent of one share of common stock.

If a person or group acquires 20% or more of the Company's outstanding common stock, each right not owned by the person or group will entitle its holder to purchase at the right's exercise price a number of shares of the Company's common stock (or, at the option of the Company, the new preferred stock) having a market value of twice the exercise price. Further, at any time after a person or group acquires 20% or more (but less than 50%) of the outstanding common stock, the Board of Directors may at its option, exchange part or all of the rights (other than rights held by the acquiring person or group) for shares of the Company's common or preferred stock for a one-for-one basis.

If after a person or group acquires 20% or more of the outstanding common stock the Company is acquired in a merger or other business transaction, each right will entitle its holder to purchase, at the right's exercise price, a number of the acquiring company's common shares having a market value at that time of twice the exercise price.

The Board of Directors is entitled to redeem the rights for one cent per right at any time before a 20% position has been acquired. The Board is also authorized to reduce the 20% thresholds referred to above to not less than 10%.

The rights are not being distributed in response to any specific effort to acquire control of the Company, nor is the Company aware of any such effort. The distribution of the rights will not affect the Company's reported earnings and is not taxable to shareholders or to the Company. Shareholders will not receive any documents evidencing their rights unless and until the rights become exercisable. Until that time, the rights will not trade separately from the common stock. The rights will expire on August 15, 2006. For a more complete and detailed description of the terms and conditions of such rights, refer to the text of the complete Rights Agreement referenced and incorporated herein by reference at Exhibit 4.1 and included as Exhibit 1 to the Company's Registration Statement on Form 8-A.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 1996 the Company held its annual stockholders meeting. At that meeting, R. Craig Allison, Christian L. Allison and Daniel P. Barry were elected to the Board of Directors for a three year term expiring at the annual meeting of the shareholders in 1999. Also, the terms of Lawrence A. Arduini, Thomas M. Dugan, Rocco L. Flaminio and Robert W. Kampmeinert continued after the meeting. On May 31, 1996 Thomas M. Dugan resigned from the Board for personal reasons.

The total votes cast and the results of the voting were as follows:

                                      Total Votes Cast       For         Withheld
                                      ----------------       ---         --------
R. Craig Allison                          4,437,893       4,427,260       10,633
Christian L. Allison                      4,437,893       4,426,960       10,933
Daniel P. Barry                           4,437,893       4,425,960       11,933


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:
          The following exhibits are being filed with this report:

           Exhibit
           Number                   Description
           -------                  -----------
             4.1                    Rights Agreement, dated as of July
                                    23, 1996 between the Company and
                                    Chase Mellon Shareholder Services,
                                    L.L.C. filed as Exhibit 1 to the
                                    Company's Registration Statement on
                                    Form 8-A, and incorporated herein by
                                    reference thereto.

            10.1                    Change in Control Agreement, entered
                                    into May 30, 1996 between the
                                    Company and Sara M. Antol, together
                                    with a schedule listing
                                    substantially identical agreements
                                    with Robert Cornelia, Ruth Dilts,
                                    Herman Flaminio, Rocco Flaminio,
                                    Mark Frey, Joseph Giannetti, Douglas
                                    Halliday, Fred Kiko, Samuel Knoch,
                                    Goeffrey Lea, Gregory Nulty, Matthew
                                    Rosgone and Kristee Williams.

            11.1                    Statement re Computation of Per Share Earnings

            27                      Financial Data Schedule

(b)       Reports on Form 8-K:

         The Company did not file any Current Report on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TOLLGRADE COMMUNICATIONS, INC.
                                              (REGISTRANT)


Dated:   August 13, 1996                      /s/ CHRISTIAN L. ALLISON
                                              ----------------------------------
                                              Christian L. Allison
                                              Chief Executive Officer & Director


Dated:   August 13, 1996                      /s/ DOUGLAS T. HALLIDAY
                                              ----------------------------------
                                              Douglas T. Halliday
                                              Treasurer

                                 EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

           Exhibit
           Number                   Description
           -------                  -----------
             4.1                    Rights Agreement, dated as of July 23, 1996
                                    between the Company and Chase Mellon
                                    Shareholder Services, L.L.C. filed as
                                    Exhibit 1 to the Company's Registration
                                    Statement on Form 8-A and incorporated
                                    herein by reference thereto.

            10.1                    Change in Control Agreement, entered
                                    into May 30, 1996 between the
                                    Company and Sara M. Antol, together
                                    with a schedule listing
                                    substantially identical agreements
                                    with Robert Cornelia, Ruth Dilts,
                                    Herman Flaminio, Rocco Flaminio,
                                    Mark Frey, Joseph Giannetti, Douglas
                                    Halliday, Fred Kiko, Samuel Knoch,
                                    Goeffrey Lea, Gregory Nulty, Matthew
                                    Rosgone and Kristee Williams.

            11.1                    Statement re Computation of Per Share Earnings

            27                      Financial Data Schedule