Form 10-Q
period 1996-09-30
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1996-11-12
CIK 1002531

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                              --------------------
                                   FORM 10-Q


(Mark One)

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1996

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

                         Yes ___X___        No _______

      As of October 24, 1996, there were 5,624,135 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

--------------------------------------------------------------------------------

 This report consists of a total of 22 pages. The exhibit index is at page 15.

                         TOLLGRADE COMMUNICATIONS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
------------------------------                                                                    --------
ITEM 1  --    CONSOLIDATED FINANCIAL STATEMENTS:

              CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1996
              AND DECEMBER 31,1995 ...................................................................... 3

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE-MONTH
              PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.................................... 4

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH
              PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995 ................................... 5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................. 6

              Report of Independent Accountants.......................................................... 7

ITEM 2  --    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION...................................................... 8

PART II.  OTHER INFORMATION

ITEM 1 --     LEGAL PROCEEDINGS..........................................................................13
ITEM 2 --     CHANGES IN SECURITIES......................................................................13
ITEM 3 --     DEFAULTS UPON SENIOR SECURITIES............................................................13
ITEM 4 --     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................13
ITEM 5 --     OTHER INFORMATION..........................................................................13
ITEM 6 --     EXHIBITS AND REPORTS ON FORM 8-K...........................................................13

SIGNATURE................................................................................................14

EXHIBIT INDEX............................................................................................15

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                         TOLLGRADE COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------


                                                                                           (UNAUDITED)
                                                                                       SEPTEMBER 30, 1996   DECEMBER 31, 1995
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                          $ 3,191,388        $15,157,387
         Short term investments                                                              12,414,888                 --
         Accounts receivable:
                  Trade, net of allowances of
                   $50,000 and $-0-, respectively                                             3,875,303          2,571,233
                  Other                                                                          37,311             59,887
         Inventories                                                                          8,705,838          6,021,466
         Prepaid expenses and deposits                                                          296,196            151,451
         Deferred tax asset                                                                     262,990            159,500
--------------------------------------------------------------------------------------------------------------------------
               Total current assets                                                          28,783,914         24,120,924

Property and equipment, net                                                                   2,573,352          1,457,677
Deferred tax asset                                                                               89,503             80,100
Patents and other assets                                                                         78,530             69,402
--------------------------------------------------------------------------------------------------------------------------
               TOTAL ASSETS                                                                 $31,525,299        $25,728,103
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

         Accounts payable                                                                   $ 2,071,324        $ 1,967,445
         Accrued expenses                                                                     1,098,609            347,947
         Royalties payable                                                                      544,874            561,436
         Income taxes payable                                                                   827,981             84,800
--------------------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT LIABILITIES                                                      4,542,788          2,961,628

Deferred tax liability                                                                          204,042            157,100
--------------------------------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES                                                              4,746,830          3,118,728
--------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:

         Common stock, $.20 par value; authorized shares, 7,000,000;
             issued 5,567,635 and 5,443,830, respectively                                     1,113,527          1,088,766
         Additional paid-in capital                                                          22,520,389         22,339,022
         Less: Common stock, 2,200 and -0- shares, respectively,
             in treasury, at cost                                                               (49,775)               ---
         Unearned compensation                                                                 (121,130)          (168,529)
         Retained earnings (accumulated deficit)                                              3,315,458           (649,884)
--------------------------------------------------------------------------------------------------------------------------
               TOTAL SHAREHOLDERS' EQUITY                                                    26,778,469         22,609,375
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $31,525,299        $25,728,103
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                         TOLLGRADE COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


----------------------------------------------------------------------------------------------------------------------
                                                               FOR THE                           FOR THE
                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPT. 30, 1996  SEPT. 30, 1995    SEPT. 30, 1996  SEPT. 30, 1995
----------------------------------------------------------------------------------------------------------------------
REVENUES                                               $10,080,385    $5,307,481         $27,112,057  $16,645,390

COST OF PRODUCT SALES                                    4,999,944     2,743,013          13,435,042    8,566,431
----------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                             5,080,441     2,564,468          13,677,015    8,078,959
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:

      Selling and marketing                              1,234,449       781,051           3,385,308    2,113,491
      General and administrative                           671,673       351,232           1,746,702    1,062,004
      Research, engineering and development              1,044,087       686,687           2,635,778    1,814,411
----------------------------------------------------------------------------------------------------------------------
          TOTAL OPERATING EXPENSES                       2,950,209     1,818,970           7,767,788    4,989,906
----------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                   2,130,232       745,498           5,909,227    3,089,053
      Interest income (expense)                             90,139        11,113             478,810       (6,550)
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                               2,220,371       756,611           6,388,037    3,082,503
      Provision for income taxes                           824,695       272,679           2,422,695    1,110,000

----------------------------------------------------------------------------------------------------------------------
NET INCOME                                             $ 1,395,676   $   483,932         $ 3,965,342  $ 1,972,503
----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE INFORMATION:
Weighted fully diluted common
 and common equivalent shares                            5,943,265     4,468,607           5,919,579    4,365,705
----------------------------------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:
Primary                                                  $     .23     $     .11           $     .67    $     .45
Fully Diluted                                            $     .23     $     .11           $     .67    $     .45
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                         TOLLGRADE COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                                      NINE MONTHS ENDED
                                                                            SEPT. 30, 1996         SEPT. 30, 1995
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  3,965,342            $ 1,972,503
Adjustments to reconcile net income to net cash provided by
  operating activities:
      Depreciation and amortization                                               416,801                204,753
      Deferred income taxes                                                       (65,951)               604,500
      Adjustments to non-cash reserves                                            295,000                 60,000
      Compensation expense for restricted stock                                    47,399                 12,425
Changes in assets and liabilities:
      Increase in accounts receivable-trade                                    (1,304,070)              (493,349)
      Decrease in accounts receivable-other                                        22,576                 82,778
      Increase in inventories                                                  (2,979,372)            (2,605,939)
      Increase in prepaid expenses and deposits                                  (144,745)               (36,325)
      Increase in other assets                                                     (9,336)              (122,600)
      Increase in accounts payable                                                103,879                796,137
      Increase in accrued expense and royalties payable                           734,100                469,155
      Increase in income taxes payable                                            743,181                106,735
----------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                             1,824,804              1,050,773
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      (Purchase) redemption of short-term investments                         (12,414,888)                74,219
      Capital expenditures                                                     (1,527,508)              (670,200)
      Patent expenditures                                                          (4,760)                (3,225)
----------------------------------------------------------------------------------------------------------------------
          Net cash used for investing activities                              (13,947,156)              (599,206)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net repayments under line of credit                                            ----               (865,719)
      Payments on long-term debt                                                     ----             (1,800,000)
      Purchase of stock warrants                                                     ----             (1,253,708)
      Proceeds from issuance of common stock, net of issuance costs                  ----              2,828,752
      Proceeds from the exercise of stock options                                 205,643                   ----
      IPO issuance cost                                                           (49,290)                  ----
----------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used for) financing activities                    156,353             (1,090,675)
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                    (11,965,999)              (639,108)
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                               15,157,387                740,013
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $  3,191,388            $   100,905
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X. The consolidated financial statements as of and for the three and nine-month periods ended September 30, 1996 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.       INVENTORY

At September 30, 1996 and December 31, 1995 inventory consisted of the following:

                                                                September 30,           December 31,
                                                                    1996                   1995
                                                                -------------           -----------
         Raw materials . . . . . . . . . . . . . . . . . . .      $3,039,857            $2,577,638
         Work in progress. . . . . . . . . . . . . . . . . .       1,321,226             1,730,364
         Finished goods. . . . . . . . . . . . . . . . . . .       4,344,755             1,713,464
                                                                  ----------            ----------
                                                                  $8,705,838            $6,021,466
                                                                  ==========            ==========

3.       SHORT-TERM INVESTMENTS

Short-term investments at September 30, 1996 consisted of individual municipal bonds stated at cost, which approximated market value. The primary investment purpose is to provide a reserve for future business purposes, including possible acquisitions, capital expenditures and to meet working capital requirements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Tollgrade Communications, Inc.:

We have reviewed the accompanying consolidated balance sheets of Tollgrade Communications, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995 and the related consolidated statements of operations and cash flow for the year then ended (not presented herein); and in our report dated January 29, 1996, we expressed an unqualified opinion on those consolidated financial statements.


/s/ Coopers & Lybrand L.L.P.

Pittsburgh, Pennsylvania
October 17, 1996

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

OVERVIEW

The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports proprietary products which enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Systems' (POTS) lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 96% of the Company's revenue for the third quarter ended September 30, 1996 and will continue to account for a majority of the Company's revenues for the foreseeable future.

The Company's product sales are primarily to the seven Regional Bell Operating Companies ("RBOCs"). For the third quarter ended September 30, 1996, approximately 94% of the Company's total revenue was generated from sales to these seven RBOCs, the two largest of which comprised 64% of revenues. The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from, and shipments to, the RBOCs.

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

The Company believes that continued growth will depend on its ability to design, engineer and market new products and, therefore, spends a significant amount on research, engineering and development. Research, engineering and development expenses as a percent of revenues were approximately 10% for the third quarter ended September 30, 1996. The Company expects its research, engineering and development expenses to continue at significant levels.

The Eighth Circuit Court of Appeals recently imposed a partial stay of the Federal Communications Commission's Interconnection Order in Iowa Utilities Board, et. al v. FCC (consolidated cases beginning at no. 96-3321). The FCC has petitioned the U.S. Supreme Court asking that Court to lift the partial stay. The stay postponed the pricing standards of the Interconnection Order on the basis of arguments the FCC exceeded its authority in setting pricing levels, which authority should reside with state commissions. The FCC's Interconnection Order would have imposed mandates on the pricing methods of local exchange carriers under the Telecommunications Act of 1996. To date, these legal proceedings have not yet been finally determined, and it remains uncertain how the ultimate outcome will affect the Company's future results of operations.

                     RESULTS OF OPERATIONS - THIRD QUARTER

REVENUES

Revenue for the third quarter of 1996 increased 89.9%, or $4,772,904, to $10,080,385 from $5,307,481 in the third quarter of 1995. The increase in revenues for the third quarter was primarily attributable to an increase in unit volume sales of the MCU(R) line testing and synchronization products as a result of increased market penetration.

GROSS PROFIT

Gross profit for the quarter was $5,080,441, an increase of $2,515,973, or 98.1%, over the $2,564,468 of gross profit recorded in the third quarter of 1995. Gross profit as a percentage of revenues increased to 50.4% in the third quarter of 1996, compared to 48.3% in the same quarter last year. The increase from the prior year quarter was primarily the result of increased production volume with fixed overhead costs being spread over a larger volume base.

SELLING & MARKETING EXPENSE

Selling and marketing expense in the third quarter of 1996 was $1,234,449, an increase of $453,398, or 58.0%, over the $781,051 recorded in the third quarter of 1995. The increase in selling and marketing expense reflects increased commissions related to greater sales volume, additional salaries and benefits associated with increased staffing levels to support expanding product lines, and increased consulting and travel expenses associated with the planned expansion into international markets. As a percentage of revenues, selling and marketing expenses decreased to 12.2% in the third quarter of 1996 from 14.7% in the third quarter of 1995.

GENERAL & ADMINISTRATIVE EXPENSE

General and administrative expense in the third quarter of 1996 was $671,673, an increase of $320,441, or 91.2%, over the $351,232 recorded in the third quarter of 1995. The increase in general and administrative expense primarily reflects additional salaries and benefits associated with increased staffing levels to support the expanded business operations. As a percentage of revenues, general and administrative expenses increased to 6.7% in the third quarter of 1996 from 6.6% in the third quarter of 1995.

RESEARCH, ENGINEERING & DEVELOPMENT EXPENSE

Research, engineering and development expense in the third quarter of 1996 was $1,044,087, an increase of $357,400, or 52.0%, over the $686,687 recorded in the third quarter of 1995. The increase in research, engineering and development expense was due to engineering costs associated with additional personnel to support new product introductions and product feature enhancements. As a percentage of revenues, research, engineering and development expense decreased to 10.4% in the third quarter of 1996 from 12.9% in the third quarter of 1995.

OTHER INCOME AND EXPENSE

Other income and expense consists primarily of interest income and interest expense. Other income was $90,139 for the third quarter of 1996 compared to $11,113 for the third quarter of 1995. The increase in other income was primarily attributable to increased interest income, which resulted from an overall increase in funds available for investment during the period primarily due to the proceeds received from the Company's initial public offering in December 1995.

PROVISION FOR INCOME TAXES

The effective income tax rate increased to approximately 37.1% in the third quarter of 1996, compared to approximately 36.0% in the third quarter of 1995. The estimated effective tax rate for the third quarter of 1996 reflects the effect of federal and state income taxes adjusted for estimated research and development tax credits available to the Company which were reinstated on July 1, 1996.

NET INCOME

As a result of the above factors, net income for the third quarter of 1996 was $1,395,676, an increase of $911,744, or 188.4%, over the $483,932 recorded in the third quarter of 1995. Primary and fully diluted earnings per common share of $.23 for the third quarter of 1996 increased by 109.1%, or $.12, from the $.11 per share earned in the third quarter of 1995. Fully diluted weighted average common and common equivalent shares outstanding were 5,943,265 in the third quarter of 1996 compared to 4,468,607 in the third quarter of 1995. The increase in outstanding shares was primarily due to the sale of 1,490,000 new shares in the initial public offering on December 14, 1995. As a percentage of revenues, net income for the third quarter of 1996 increased to 13.8% compared to the 9.1% for the third quarter of 1995. The increase was primarily due to increased revenues, as described above.

                      RESULTS OF OPERATIONS - YEAR TO DATE

REVENUES

For the first nine months of 1996, revenues were $27,112,057 compared to $16,645,390 for the first nine months of 1995, representing an increase of $10,466,667 or 62.9%. The increase in revenues for the nine month period was primarily attributable to an increase in unit sales volume of the MCU(R) line test products and also to a one time sale of a special application product to a customer for the 1996 summer Olympic games of approximately $1.36 million.

GROSS PROFIT

For the first nine months of 1996, gross profit increased to $13,677,015 compared to $8,078,959 for the first nine months of 1995, representing an increase of $5,598,056, or 69.3%. As a percentage of revenues, gross profit increased to 50.4% in the first nine months of 1996 compared to 48.5% in the same period for

1995. The increase from the prior year period was primarily the result of the introduction of new products with higher gross profit margins and increased production volume with fixed overhead costs being spread over a larger volume base.

SELLING & MARKETING EXPENSE

For the first nine months of 1996, selling and marketing expense was $3,385,308 compared to $2,113,491 for the first nine months of 1995, representing an increase of $1,271,817, or 60.2%. The increase in selling and marketing expense reflects increased commissions related to greater sales volume, additional salaries and benefits associated with increased staffing levels to support expanding product lines, and increased consulting and travel expenses associated with the planned expansion into international markets. As a percentage of revenues, selling and marketing expense decreased to 12.5% in the first nine months of 1996 from 12.7% for the same period of 1995.

GENERAL & ADMINISTRATIVE EXPENSE

For the first nine months of 1996, general and administrative expense totaled $1,746,702 compared to $1,062,004 for the first nine months of 1995, representing an increase of $684,698, or 64.5%. The increase in general and administrative expense primarily reflects additional salaries and benefits associated with increased staffing levels to support the expanded business operations and increased costs including professional fees incurred as a result of being a publicly owned company during the first nine months of 1996, but not during the comparative period of 1995. As a percentage of revenues, general and administrative expense remained constant at 6.4% for the first nine months of 1996 and 1995.

RESEARCH, ENGINEERING & DEVELOPMENT EXPENSE

For the first nine months of 1996, research, engineering and development expense totaled $2,635,778 compared to $1,814,411 for the first nine months of 1995, representing an increase of $821,367, or 45.3%. The increase in research, engineering and development expense was due to engineering costs associated with additional personnel to support new product introductions and product feature enhancements. As a percentage of revenues, research, engineering and development expense decreased to 9.7% in the first nine months of 1996 from 10.9% for the first nine months of 1995.

OTHER INCOME AND EXPENSE

Other income and expense consists primarily of interest income and interest expense. For the first nine months of 1996, other income was $478,810 compared to other expense of $6,550 for the first nine months of 1995, representing an increase of $485,360. The increase in other income was primarily attributable to increased interest income, which resulted from an overall increase in funds available for investment during the period primarily due to the proceeds received from the Company's initial public offering in December 1995.

PROVISIONS FOR INCOME TAXES

The effective income tax rate increased to approximately 37.9% in the first nine months of 1996, compared to approximately 36.0% in the first nine months of 1995. The increase in the effective tax rate reflects the unavailability of the tax credit for research and development expenses during the first six months of 1996. Although this credit was reinstated effective July 1, 1996 through legislation, its effect is only prospective.

NET INCOME

For the first nine months of 1996, net income was $3,965,342 compared to $1,972,503 for the first nine months of 1995, representing an increase of $1,992,839, or 101.0%. Primary and fully diluted earnings per common share of $.67 for the first nine month of 1996 increased by 48.9%, or $.22, from the $.45 per share earned in the same period of 1995. Fully diluted weighted average common and common equivalent shares outstanding were 5,919,579 in the first nine months of 1996 compared to 4,365,705 in the first nine months of 1995. The increase in outstanding shares was primarily due to the sale of 1,490,000 new shares in the initial public offering on December 14, 1995. As percentage of revenues, net income for the first nine months of 1996 increased to 14.6% compared to the 11.9% for the same period in the prior year. The increase was primarily due to increased revenues, as described above.

                        LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of $24,241,126, which represented an increase of $3,081,930, or 14.6%, from the $21,159,296 of working capital as of December 31, 1995. The increase in working capital can be attributed primarily to operating cash flow exceeding requirements for purchases of property, plant and equipment. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the liquidity needs of the Company.

The Company made capital expenditures of $1,527,508 in the first nine months of 1996 and were primarily related to test fixtures and development systems, computer and office equipment for increased staff, as well as leasehold improvements made to the Company's facilities. The Company presently has no material capital expenditure commitments.

As of and through September 30, 1996, the Company had not borrowed any amounts against its $2,500,000 available bank line of credit.

                                    BACKLOG

The Company's backlog consists of firm customer purchase orders for the Company's various products. As of September 30, 1996 the Company had a backlog of $2,624,731, which represents an increase of $512,551, or 24.3%, from the $2,112,180 backlog at December 31, 1995.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           None.

ITEM 2.    CHANGES IN SECURITIES
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None.

ITEM 5.    OTHER INFORMATION
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

           The following exhibits are being filed with this report:

           Exhibit
           Number                           Description
           ------                           -----------
           10.1                             Change in Control Agreement, entered into September 9, 1996 between the Company and Bradley N. Dinger (incorporated by reference to
                                            Exhibit 10.1 of the Report on Form 10-Q of the Company filed on August
                                            13, 1996).

           10.2                             Stock Option Agreement entered into September 9, 1996 between the
                                            Company and Bradley N. Dinger, together with a schedule listing substantially similar agreements with Robert Cornelia and Samuel C.
                                            Knoch.

           11.1                             Statement re Computation of Per Share Earnings

           15                               Letter re unaudited interim financial information

           27                               Financial Data Schedule

         (b)    Reports on Form 8-K:

         The Company did not file any Current Report on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TOLLGRADE COMMUNICATIONS, INC.
                                             (REGISTRANT)

Dated:   November 11, 1996                   /s/ CHRISTIAN L. ALLISON
                                             ----------------------------------
                                             CHRISTIAN L. ALLISON
                                             CHIEF EXECUTIVE OFFICER & DIRECTOR


Dated:   November 11, 1996                   /s/ SAMUEL C. KNOCH
                                             ----------------------------------
                                             SAMUEL C. KNOCH
                                             CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

           Exhibit
           Number                   Description
           ------                   -----------
           10.1                     Form of Change in Control Agreement, entered into September 9, 1996 between the Company and Bradley N. Dinger (incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q of the Company filed on
                                    August 13, 1996).

           10.2                     Stock Option Agreement entered into September 9, 1996 between the
                                    Company and Bradley N. Dinger, together with a schedule listing substantially similar agreements with Robert Cornelia and Samuel C.
                                    Knoch.

           11.1                     Statement re Computation of Per Share Earnings

           15                       Letter re unaudited interim financial information

           27                       Financial Data Schedule