Form 10-K
period 1996-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1997-03-19
CIK 1002531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 0-27312

                         TOLLGRADE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                       25-1537134
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

493 NIXON ROAD, CHESWICK, PENNSYLVANIA                      15024
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  412-274-2156

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.20 PER SHARE
                                (Title of Class)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
               ---

The Registrant estimates that as of March 7, 1997, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates (excluding for purposes of this calculation only, 968,540 shares of Common Stock held of record or beneficially by the executive officers and directors of the Registrant as a group) of the Registrant was $106,209,805.

As of March 7, 1997, the Registrant had outstanding 5,662,896 of its Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

                                                           Parts of Form 10-K into which
Document                                                     Document is incorporated
--------                                                   -----------------------------
Portions of the Annual Report to Shareholders
 for the year ended December 31, 1996                               II and IV

Portions of the Proxy Statement to be distributed
 in connection with the 1997 Annual
 Meeting of Shareholders                                               III

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation," and statements incorporated by reference into this Form 10-K from the 1996 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Tollgrade Communications, Inc.'s (the "Company") present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors which specifically related to the Company's business include the following: rapid technological change along with the need to continually develop new products; dependence on a single product line; competition; dependence on key employees; management of Company's growth; dependence on certain customers; dependence on certain suppliers; proprietary rights and risks of third party claims of infringement; and government regulation.

ITEM 1. BUSINESS.

             The Company was incorporated in Pennsylvania in 1986 and began operations in 1988. Its principal offices are located at 493 Nixon Road, Cheswick, Pennsylvania 15024 and its telephone number is (412) 274-2156.

             The Company designs, engineers, markets and supports proprietary products which enable telephone companies to use their existing line test systems to remotely diagnose problems in "plain old telephone service" ("POTS") lines containing both copper and fiber optics. POTS lines comprise the vast majority of lines in service today throughout the world. In addition to traditional voice service, POTS includes lines for popular devices such as computer modems and fax machines. POTS excludes the more complex lines, such as data communications service lines, commonly referred to as "special services."

             POTS line test systems, located at telephone companies' central offices, diagnose problems in the "local loop", which is the portion of the telephone network which connects end users to a telephone company's central office, and is comprised primarily of copper wireline. The ability to remotely test reduces the time needed to identify and resolve problems and eliminates or reduces the cost of dispatching a technician to the problem site. Most POTS line test systems were designed for use over copper wireline only, so that the introduction of fiber-optic technology into the local loop renders it inaccessible to these test systems. The Company's metallic channel unit ("MCU") products solve this problem by extending test-system access through the fiber-optic portion into the copper portion of the local loop.

             Products. The Company's MCU products plug into the digital loop carrier ("DLC") systems that are large systems manufactured by equipment vendors such as AT&T, that are used by telephone companies to link the copper and fiber-optic portions of the local loop. DLC systems are located at the telephone company central offices and at remote sites within a local user area, and effectively multiplex the services of the copper lines into a single fiber-optic line. In many instances, several DLC systems are located at a single remote site to serve several thousand different end-user homes and offices. Generally, for every DLC remote site, two MCU line testing products are deployed. To ensure compatibility with these DLC systems, the Company pays royalties pursuant to license agreements for the use of proprietary design integrated circuits ("PIDCs"). The PIDCs are the design and property of the DLC system manufacturer from which they are purchased. The Company maintains license agreements with Advanced Fibre Communications, Lucent Technologies, DSC Technologies Corporation, Fujitsu Network Transmission Systems, Inc., NEC American, Inc., Northern Telecom Inc. and Reliance Comm/Tec Corporation. In general, the current terms of these agreements expire at various times between July 1997 and November 2004, with renewal provisions (unless either party desires to terminate) for periods of between one and five years. The Company paid $254,300, $1,075,800 and $1,779,700, respectively in 1994, 1995 and 1996 as royalties under the license agreements, which royalties are calculated based on a percentage of the list price of MCU products which incorporate the technology licensed under each such agreement. Certain of the license agreements require the Company to maintain the confidentiality of the licensor's proprietary information and/or the terms and conditions of the agreement itself. Future license agreements entered into by the Company may contain terms comparable to, or materially different than, the terms of existing agreements as competitive and other conditions warrant. The loss of PDICs license agreements or the inability of the Company to maintain an adequate supply of PDICs could have a material adverse effect on the Company's business. Other MCU technology is also used with home and business alarm systems. As with home service line testing, home alarm systems must be monitored from the alarm company's headquarters along a hybrid copper and fiber-optic line. The Company's alarm-related MCU products are used to facilitate the transport of analog alarm signals from subscriber homes to alarm company monitoring stations across the hybrid telephone network. These units plug into equipment at both central office and remote locations. MCU products accounted for more than 90%, 93% and 93% of the Company's sales in 1994, 1995 and 1996, respectively.

             Product and Technology Development. The Company's product development personnel are organized into teams, each of which is effectively dedicated to a specific product line or lines. Each product team also implements the Company's ongoing "value engineering" programs which are designed to replace the Company's products with successive generations having additional features and/or lower costs. The Company continuously monitors developing technologies and introduces products as defined standards and markets emerge. In addition, the Company continues to investigate the development of new applications for its MCU technology and other technologies to service the telecommunications industry. During 1994, 1995 and 1996, research and development expenses were approximately $1,585,000, $2,637,000 and $3,921,000, respectively.

             Proprietary Rights. The names "Tollgrade(R)", "MCU(R)" and "Micro-Bank(R)", and the Company's corporate logo are registered trademarks of the Company. "Team Tollgrade(SM)" is a service mark of the Company. The Company has obtained three patents on the MCU products with expiration dates ranging from 2010 to the year 2014 and has two provisional patent applications pending. The Company will seek additional patents from time to time related to its research and development activities. The Company protects its trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.

             Customers. The Company's primary customers are the seven regional Bell operating companies ("RBOCs"), which are Ameritech Corporation, Bell Atlantic Corporation, BellSouth Corporation, NYNEX Corporation, Pacific Telesis Group, SBC Communications Inc., and US WEST Inc., as well as major independent telephone companies such as GTE Corporation, Sprint and The Southern New England Telephone Company. Historically, almost all of the Company's sales have been made to the RBOCs (86% in 1996). BellSouth Corporation, NYNEX Corporation, Bell Atlantic Corporation and US WEST Inc. accounted for 30%, 27%, 8% and 8%, respectively, of the Company's total sales in 1996. The Company's relationships with its customers are material to the Company's business, and the loss of any such relationship could have a material adverse effect on the Company's business.

             Manufacturing. The Company's manufacturing operations consist primarily of quality control, functional testing, final assembly, burn-in and shipping. The Company uses independent third-party contract assembly and test companies on primarily a consignment basis for circuit board assembly and in-circuit testing for all of its products. In particular, one third-party contract assembler is utilized by the Company for a significant portion of its circuit board assembly and in-circuit testing requirements. The loss of this particular subcontractor could cause delays in the Company's ability to meet production obligations and could have a material adverse effect on the Company's results of operations. In addition, shortages of raw material to, or production capacity constraints at, the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and result in increased prices for affected parts. Any such reduction may result in delays in shipments of the Company's products or increases in the price of components, either of which could have a material adverse impact on the Company.

             The Company currently procures all of its components from outside suppliers. Generally, the Company uses industry standard components for its products. Application specific integrated circuits ("ASICs") are a key component to the manufacturing process and are custom made to the Company's specifications. Currently the Company obtains all of its ASICs from National Semiconductor Corp. Although the Company has generally been able to obtain ASICs on a timely basis, a delay in the delivery of these components could have a material adverse impact on the Company.

             Backlog. The Company's backlog at December 31, 1996 was approximately $0.9 million, as compared to approximately $2.1 million at December 31, 1995. The decrease was due largely to a $1.3 million order relating to a one-time project for a major customer that was included in the December 31, 1995 backlog and was subsequently shipped in the first quarter of 1996. The Company includes in backlog all firm purchase orders for products regardless of their ship date. Because of the quick turnaround that the customers expect on their orders, which is sometimes one to two weeks, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues expected for any future period.

             Competitive Conditions. The deciding competitive factors in the Company's market include price, product features, performance, reliability, service and support, breadth of product line, technical documentation and prompt delivery. The Company believes that it competes favorably on all of these factors, and certain of its products have proprietary or patented features. The Company also attempts to enter into development agreements for its MCU products with the manufacturers of DLC and other complex systems, which serves to ensure compatibility for its products. Competition would increase if new companies enter the Company's product markets or existing competitors expand their product lines. For instance, the recently enacted telecommunications reform legislation has lifted the restrictions which previously prevented the RBOCs from manufacturing telecommunications equipment. Pursuant to this legislative reform, the RBOCs, which are the Company's largest customers, may become competitors of the Company in the markets served by the Company.

             For the Company's line-testing MCU devices, the primary competitive products are the remote monitoring units made by Teradyne, Inc. and the Harris Dracon division of Harris Corporation. The Company's MCU is simpler and less costly to install and permits the full complement of centralized testing to be performed as quickly and accurately as with copper by-pass wiring. The Company believes that Wiltron Company, Inc. and the Tau-Tron division of General Signal Corporation, providers of special services test systems, could expand into POTS line testing. The alarm-related MCU product's primary competitor is the Turbo 2000 unit made by Antec Corporation.

             Employees. At December 31, 1996 the Company had 184 full-time employees, all in the United States. None of the Company's employees is represented by a collective bargaining agreement.

             Government Regulation. The telecommunications industry is subject to regulation in the United States and other countries. Federal and state regulatory agencies, including the FCC and various state public utility commissions and public service commissions, regulate most of the Company's domestic customers. While such regulation does not typically affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely impact the Company's business and operating results. Governmental authorities also have promulgated regulations which, among other things, set installation and equipment standards for private telecommunications systems and require that all newly installed hardware be registered and meet certain government standards.

ITEM 2.  PROPERTIES.

             The Company's headquarters and principal administrative, engineering and assembly facilities are located in Cheswick, Pennsylvania and occupy approximately 58,000 square feet. The Company occupies its current facilities under a lease that expires in December, 1998 with successive options to renew through 2010. The Company believes that its current facilities are adequate to support its present level of operations and there is ample room to support continued sales growth for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

             There are currently no outstanding or pending material legal proceedings with respect to the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             During the fourth quarter of 1996, there were no matters submitted to a vote of security holders through solicitation of proxies or otherwise.

                       EXECUTIVE OFFICERS OF THE COMPANY
                       ---------------------------------

Information relating to the executive officers of the Company as of January 31, 1997 is set forth below:

R. Craig Allison                     Chairman of the Board since April 1990;
                                     also Chief Executive Officer from April
                                     1990 until September 1995; Director since
                                     1986; father of Christian L. Allison, Chief
                                     Executive Officer; Age 56.

Christian L. Allison                 Chief Executive Officer since September
                                     1995; Treasurer since May 1992; President
                                     from October 1993 until September 1995;
                                     prior thereto, Chief Operating Officer;
                                     Director since 1992; son of R. Craig
                                     Allison, Chairman of the Board; Age 36.

Sara M. Antol                        Chief Counsel and Secretary since April
                                     1996; prior thereto, employed by the law
                                     firm of Babst, Calland, Clements and
                                     Zomnir; Age 35.

John Benedict                        Assistant Director of Engineering since
                                     November 1995; Design Engineer from July
                                     1992 until November 1995; prior thereto,
                                     employed as a test engineer by Modicon Inc.
                                     (manufacturer of industrial automation
                                     systems); Age 35.

Robert Cornelia                      Executive Vice President, Operations since
                                     May 1996; Vice President, Manufacturing
                                     from October 1993 until May 1996; prior
                                     thereto, Production Manager; Age 34.

Ruth Dilts                           Director of Communications since May 1994;
                                     prior thereto, Art Director at DDF&M Inc.
                                     (advertising, marketing and public
                                     relations firm); Age 36.

Bradley N. Dinger                    Controller since September 1996; prior
                                     thereto Assistant Controller of AMSCO
                                     International, Inc. (manufacturer of health
                                     care equipment) from May 1993 until
                                     September 1996; prior thereto, Corporate
                                     Accounting Manager of AMSCO; Age 34.

Herman Flaminio                      Senior Vice President, Marketing and
                                     Strategic Products since October 1993;
                                     Director of Marketing, Technical Support
                                     and Planning from January 1992 until
                                     October 1993; prior thereto, Manager of
                                     Long-Range Planning and Director of
                                     Marketing, Technical Support and Planning;
                                     brother of Rocco L. Flaminio, Vice
                                     Chairman, Chief Technology Officer and a
                                     Director; Age 57.

Rocco L. Flaminio                    Vice Chairman and Chief Technology Officer
                                     since October 1993; prior thereto,
                                     President; Director since December 1995;
                                     brother of Herman Flaminio, Senior Vice
                                     President; Age 72.

Mark C. Frey                         Senior Vice President, Engineering since
                                     1993; Vice President, Engineering from 1992
                                     until 1993; prior thereto employed by Pulse
                                     Communications, Inc. (a DLC system vendor
                                     and subsidiary of Hubbel, Inc.) as
                                     Director, PSC 6000 Development (a
                                     proprietary DLC system); Age 43.

Joseph Giannetti                     Vice President, Human Resources, Safety and
                                     Security since June 1995; Director of
                                     Safety and Environmental on a part-time
                                     basis from June 1993 until June 1995; prior
                                     thereto, worked on a contract basis for
                                     Pittsburgh Applied Research Corporation (a
                                     contractor in research and development
                                     services); Age 60.

Frederick J. Kiko                    Senior Vice President, Design Engineering;
                                     Age 53.

Samuel C. Knoch                      Chief Financial Officer since August 1996;
                                     Controller of AMSCO International, Inc.
                                     (manufacturer of health care equipment)
                                     from October 1994 until August 1996;
                                     Director of Internal Audit at AMSCO from
                                     June 1993 until October 1994; prior
                                     thereto, employed by the accounting firm of
                                     Arthur Andersen & Co.; Age 41.

Geoffrey Lea                         Vice President, Marketing & Special
                                     Assignment Sales Administration since
                                     August 1996; Vice President, Sales from
                                     September 1995 until August 1996; Vice
                                     President, Marketing from January 1995
                                     until September 1995; prior thereto,
                                     Regional Sales Manager for ADC
                                     Telecommunications Inc.(a manufacturer of
                                     telecommunications equipment); Age 38.

Gregory Nulty                        Vice President, Marketing since December
                                     1994; prior thereto, Senior Product Manager
                                     for Pulse Communications, Inc. ( a DLC
                                     system vendor and subsidiary of Hubbel,
                                     Inc.); Age 43.

Matthew Rosgone                      Vice President, Purchasing since July 1996;
                                     Director of Purchasing from July 1995 until
                                     July 1996; prior thereto, a Buyer; Age 28.

Kristee Williams                     Director of Quality Assurance since July
                                     1995; prior thereto, Quality Assurance
                                     Manager for American Meter Co. (a
                                     manufacturer of flow correctors for the
                                     natural gas industry); Age 48.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         Information relating to the market for the Company's Common Stock and other matters related to the holders thereof is set forth under the caption "Common Stock Market Prices" on page 29 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         A summary of selected financial data for the Company, including each of the last five fiscal years in the period ended December 31, 1996, is set forth under the caption "Selected Consolidated Financial Data" on page 8 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A discussion of the Company's financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 13 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements, together with the report thereon of Coopers & Lybrand L.L.P., are set forth on pages 15 through 28 of the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference. Such financial statements and supplementary data are listed in Item 14(a) (1), "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         In addition to the information reported in Part I of this Form 10-K, under the caption "Executive Officers of the Company", the information required by this item appears beneath the captions "Election of Directors" and "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information relating to executive compensation is set forth beneath the caption "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to the security ownership of beneficial owners of 5% or more of the Common Stock and of the executive officers and directors of the Company is set forth under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions is set forth beneath the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements and supplementary data are incorporated in Item 8 of Part II of this Form 10-K by reference to pages 14 through 29 of the Company's 1996 Annual Report to Shareholders, which are incorporated herein by reference:

         Statement of Management's Responsibility for Financial Reporting,
            dated January 29, 1997
         Report of Independent Accountants, dated January 29, 1997 Consolidated Balance Sheets at December 31, 1995 and 1996 Consolidated Statements of Operations for the three years ended
            December 31, 1996
         Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1996
         Consolidated Statements of Cash Flows for the three years ended
            December 31, 1996
         Notes to Consolidated Financial Statements
         Statements of Operations Data by Quarter

(a)(2) The following financial statement schedule is included herewith on page 14 and made a part hereof:

         Schedule II (Valuation and Qualifying Accounts)

(a)(3)  The following exhibits are included herewith and made a part hereof:

Exhibit
Number                                  Description
-------                                 -----------
 3.1                Amended and Restated Articles of Incorporation of the
                    Company, filed as Exhibit 3.1 to the Company's Registration
                    Statement on Form S-1 (Reg. No. 33-98322) (as amended, the
                    "S-1") and incorporated herein by reference thereto.

 3.2 Bylaws of the Company, filed as Exhibit 3.2 to the S-1 and incorporated herein by reference thereto.

 4.1                Rights Agreement, dated as of July 23, 1996 between the
                    Company and Chase Mellon Shareholder Services, L.L.C., filed as Exhibit 1 to the Company's Registration Statement on Form
                    8-A and incorporated herein by reference thereto.

10.1 Common Stock Purchase Agreement dated November 7, 1994, between the Company and the investors listed on Schedule A thereto (attachments and exhibits omitted), filed as Exhibit
                    10.1 to the S-1 and incorporated herein by reference thereto.

10.2 Credit Agreement, dated as of July 1, 1995, by and between the Company and Creditanstalt Corporate Finance, Inc.
                    (schedules and exhibits omitted), filed as Exhibit 10.2 to the S-1 and incorporated herein by reference thereto.

10.3*               1995 Long-Term Incentive Compensation Plan, filed as
                    Exhibit 10.3 to the S-1 and incorporated herein by reference thereto.

10.4                License Agreement, dated August 24, 1993 between Fujitsu
                    Network Transmission Systems, Inc. and the Company, filed as
                    Exhibit 10.4 to the S-1 and incorporated herein by reference thereto.

10.5                License Agreement, dated September 26, 1994 between NEC
                    America, Inc. and the Company, filed as Exhibit 10.5 to the S-1 and incorporated herein by reference thereto.

10.6                Interface License Agreement, dated March 22, 1995 between
                    Northern Telecom Inc. and the Company, filed as Exhibit 10.7 to the S-1 and incorporated herein by reference thereto.

10.7 Technical Information Agreement, dated February 1, 1993 between American Telephone and Telegraph Company and the Company, filed as Exhibit 10.8 to the S-1 and incorporated herein by reference thereto.

10.8 Technology License Agreement, dated November 16, 1994 between DSC Technologies Corporation and the Company, filed as Exhibit 10.12 to the S-1 and incorporated herein by reference thereto.

10.9                License Agreement, dated August 24, 1993 between Reliance
                    Comm/Tec Corporation and the Company, filed as Exhibit 10.13 to the S-1 and incorporated herein by reference thereto.

10.10* Employment Agreement, dated as of December 13, 1995, between the Company and R. Craig Allison, filed as Exhibit 10.10 of the Annual Report of Tollgrade Communications, Inc. on Form
                    10-K for the year ended December 31, 1995 (the "1995 Form
                    10-K").

10.11* Employment Agreement, dated as of December 13, 1995, between the Company and Christian L. Allison, filed as Exhibit
                    10.11 of the 1995 Form 10-K.

10.12* Stock Option Agreement entered into January 1, 1994 between the Company and Frederick Kiko, together with a schedule listing substantially identical agreements with Christian L.
                    Allison and Rocco L. Flaminio, filed as Exhibit 10.12 of the
                    1995 Form 10-K.

10.13*              Stock Option Agreement entered into July 7, 1994 between the
                    Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P.
                    Anderson, John H. Guelcher, Richard H. Heibel and Joseph T.
                    Messina, filed as Exhibit 10.13 of the 1995 Form 10-K.

10.14* Stock Option Agreement entered into December 14, 1995 between the Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey Blake, John H. Guelcher, Richard
                    H. Heibel, Joseph T. Messina and Douglas T. Halliday, filed as Exhibit 10.14 of the 1995 Form 10-K.

10.15*              Form of Stock Option Agreement dated December 14, 1995 and
                    December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, filed herewith.

10.16* Change in Control Agreement, entered into May 30, 1996 between the Company and Sara M. Antol, together with a schedule listing substantially identical agreements with Robert Cornelia, Ruth Dilts, Herman Flaminio, Rocco
                    Flaminio, Mark Frey, Joseph Giannetti, Fred Kiko, Samuel
                    Knoch, Goeffrey Lea, Gregory Nulty, Matthew Rosgone and
                    Kristee Williams, filed as Exhibit 10.1 of the Report on Form 10-Q of the Company filed on August 13, 1996.

10.17* Change in Control Agreement, entered into September 9, 1996 between the Company and Bradley N. Dinger, filed as Exhibit
                    10.1 of the Report on Form 10-Q of the Company filed on November 12, 1996.

10.18*              Form of Stock Option Agreement for Non-Statutory Stock
                    Options granted under the 1995 Long-Term Incentive
                    Compensation Plan, filed as Exhibit 10.2 of the Report on Form 10-Q of the Company filed on November 12, 1996.

10.19*              Non-employee Stock Option Agreement entered into December
                    13, 1996 between the Company and Lawrence Arduini, together with a schedule listing substantially identical agreements with Daniel Barry, Dr. Thomas Dugan, Robert Kampmeinert and
                    Dr. Richard Heibel, filed herewith.

10.20*              Amendment to Employment Agreements, dated as of December 13,
                    1996, between the Company and R. Craig Allison and Christian
                    L. Allison, filed herewith.

11.1 Statement re: Computation of Per Share Earnings, filed herewith.

13.1                Company's 1996 Annual Report to Shareholders, filed herewith.

21.1 List of subsidiaries of the Company, filed as Exhibit 21.1 to the S-1 and incorporated herein by reference thereto.

23.1                Consent of Coopers & Lybrand L.L.P., filed herewith.

27                  Financial Data Schedule

 * Management contract or compensatory plan, contract or arrangement required to be filed by item 601(b)(10)(iii) of Regulation S-K.

          The Company agrees to furnish to the Commission upon request copies of all instruments not listed above which define the rights of holders of long-term debt of the Company.

          Copies of the exhibits filed as part of this Form 10-K are available at a cost of $.20 per page to any shareholder of record upon written request to the Secretary, Tollgrade Communications, Inc., 493 Nixon Road, Cheswick, Pennsylvania 15024.

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1996.

             None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 19, 1997.

                                               TOLLGRADE COMMUNICATIONS, INC.

                                               By /s/ Christian L. Allison
                                                 ----------------------------
                                                      Christian L. Allison
                                                     Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 19, 1997.

           SIGNATURE                                                             TITLE
           ---------                                                             -----
/s/ R. Craig Allison                                                   Chairman of the Board
------------------------------------------
    R. Craig Allison

/s/ Christian L. Allison                                               Director, Chief Executive Officer,
------------------------------------------                             Treasurer (Principal Executive Officer)
    Christian L. Allison

/s/ Lawrence A. Arduini                                                Director
------------------------------------------
    Lawrence A. Arduini

/s/ Daniel P. Barry                                                    Director
------------------------------------------
    Daniel P. Barry

/s/ Rocco L. Flaminio                                                  Director, Vice Chairman
------------------------------------------                             and Chief Technology Officer
    Rocco L. Flaminio

/s/ Richard H. Heibel, M.D.                                            Director
------------------------------------------
   Richard H. Heibel, M.D.

/s/ Robert W. Kampmeinert                                              Director
------------------------------------------
    Robert W. Kampmeinert

/s/ Samuel C. Knoch                                                    Chief Financial Officer
------------------------------------------                             (Principal Financial Officer)
    Samuel C. Knoch

/s/ Bradley N. Dinger                                                  Controller
------------------------------------------                             (Principal Accounting Officer)
    Bradley N. Dinger

                       Report of Independent Accountants

To the Board of Directors
Tollgrade Communications, Inc.:

Our report on the consolidated financial statements of Tollgrade Communications, Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 15 of the 1996 Annual Report to Shareholders of Tollgrade Communications, Inc. and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 9 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presently fairly, in all material respects, the information required to be included therein.

                                                    /s/ COOPERS & LYBRAND L.L.P.

Pittsburgh, Pennsylvania
January 29, 1997

                                                                     SCHEDULE II

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1994, 1995 and 1996
                                 (In thousands)

Col. A                             Col. B                             Col. C            Col. D         Col. E
------                             ------                             ------            ------         ------
                                                            Additions
                                 Balance at          ---------------------------
                                  Beginning          Charged to     Charged to                       Balance at
                                   of Year             Expense    Other Accounts      Deductions     End of Year
                                   -------             -------    --------------      ----------     -----------
Inventory Reserve:
Year ended December 31, 1994         $ 50                $107           $ --            $(97)             $60
Year ended December 31, 1995           60                  60             --              --              120
Year ended December 31, 1995          120                  95             --              --              215

Deferred Tax Asset Valuation:
Year ended December 31, 1994       $1,060                $ --           $ --         $(1,060)           $  --
Year ended December 31, 1995           --                  --             --              --               --
Year ended December 31, 1996           --                  --             --              --               --

                                 EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

Exhibit
Number                                  Description
------                                  -----------
   3.1              Amended and Restated Articles of Incorporation of
                    the Company, filed as Exhibit 3.1 to the
                    Company's Registration Statement on Form
                    S-1 (Reg. No. 33-98322) (as amended, the "S-1")
                    and incorporated herein by reference thereto.                                                *

   3.2              Bylaws of the Company, filed as Exhibit 3.2 to
                    the S-1 and incorporated herein by reference
                    thereto.                                                                                     *

   4.1              Rights Agreement dated as of July 23, 1996 between the
                    Company and Chase Mellon Shareholder Services, L.L.C., filed as Exhibit 1 to the Company's Registration Statement on Form 8-A
                    and incorporated herein by reference thereto.                                                *

  10.1              Common Stock Purchase Agreement dated November 7, 1994,
                    between the Company and the investors listed on Schedule A thereto (attachments and exhibits omitted), filed as Exhibit
                    10.1 to the S-1 and incorporated herein by reference thereto.                                *

  10.2              Credit Agreement, dated as of July 1, 1995, by and between the Company and Creditanstalt Corporate Finance, Inc.
                    (schedules and exhibits omitted), filed as Exhibit 10.2 to
                    the S-1 and incorporated herein by reference thereto.                                        *

  10.3              1995 Long-Term Incentive Compensation Plan, filed
                    as Exhibit 10.3 to the S-1 and incorporated herein
                    by reference thereto.                                                                        *

  10.4              License Agreement, dated August 24, 1993 between
                    Fujitsu Network Transmission Systems, Inc. and
                    the Company, filed as Exhibit 10.4 to the S-1
                    and incorporated herein by reference thereto.                                                *

  10.5              License Agreement, dated September 26, 1994 between
                    NEC America, Inc. and the Company, filed as
                    Exhibit 10.5 to the S-1 and incorporated herein by
                    reference thereto.                                                                           *

  10.6              Interface License Agreement, dated March 22, 1995
                    between Northern Telecom Inc. and the Company,
                    filed as Exhibit 10.7 to the S-1 and incorporated
                    herein by reference thereto.                                                                 *

  10.7              Technical Information Agreement, dated February 1, 1993
                    between American Telephone and Telegraph Company and the
                    Company, filed as Exhibit 10.8 to the S-1 and incorporated
                    herein by reference thereto.                                                                 *

  10.8              Technology License Agreement, dated November 16, 1994
                    between DSC Technologies Corporation and the Company, filed
                    as Exhibit 10.12 to the S-1 and incorporated herein by reference thereto.                    *

  10.9              License Agreement, dated August 24, 1993 between Reliance
                    Comm/Tec Corporation and the Company, filed as Exhibit 10.13
                    to the S-1 and incorporated herein by reference thereto.                                     *

  10.10             Employment Agreement, dated as of December 13, 1995, between the Company and R. Craig Allison, filed as Exhibit 10.10 of the Annual Report of Tollgrade Communications, Inc.
                    on Form 10-K for the year ended December 31, 1995
                    (the "1995 Form 10-K").                                                                      *

  10.11             Employment Agreement, dated as of December 13, 1995,
                    between the Company and Christian L. Allison, filed as
                    Exhibit 10.11 of the 1995 Form 10-K.                                                         *

  10.12             Stock Option Agreement entered into January 1, 1994 between the Company and Frederick Kiko, together with a schedule
                    listing substantially identical agreements with Christian L.
                    Allison and Rocco L. Flaminio, filed as Exhibit 10.12 of the
                    1995 Form 10-K.                                                                              *

  10.13             Stock Option Agreement entered into July 7, 1994
                    between the Company and R. Craig Allison, together
                    with a schedule listing substantially identical
                    agreements with Gordon P. Anderson, John H. Guelcher,
                    Richard H. Heibel and Joseph T. Messina, filed
                    as Exhibit 10.13 of the 1995 Form 10-K.                                                      *

  10.14             Stock Option Agreement entered into December 14, 1995
                    between the Company and R. Craig Allison, together
                    with a schedule listing substantially identical
                    agreements with Gordon P. Anderson, Jeffrey Blake,
                    John H. Guelcher, Richard H. Heibel, Joseph T.
                    Messina and Douglas T. Halliday, filed as
                    Exhibit 10.14 of the 1995 Form 10-K.                                                         *

  10.15             Form of Stock Option Agreement dated December 14, 1995
                    and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, filed herewith.

  10.16             Change in Control Agreement, entered into May 30, 1996
                    between the Company and Sara M. Antol, together with a
                    schedule listing substantially identical agreements with Robert Cornelia,
                    Ruth Dilts, Herman Flaminio, Rocco Flaminio, Mark Frey,
                    Joseph Giannetti, Fred Kiko, Samuel Knoch, Goeffrey Lea,
                    Gregory Nulty, Matthew Rosgone and Kristee Williams,
                    filed as Exhibit 10.1 of the Report on Form 10-Q of the
                    Company filed on August 13, 1996.                                                            *

  10.17             Change in Control Agreement, entered into September 9, 1996 between the Company and Bradley N. Dinger, filed as
                    Exhibit 10.1 of the Report on Form 10-Q of the Company
                    filed on November 12, 1996.                                                                  *

  10.18             Form of Stock Option Agreement for Non-Statutory Stock Options
                    granted under the 1995 Long-Term Incentive Compensation Plan, filed as Exhibit 10.2 of the Report on Form 10-Q of the Company
                    filed on November 12, 1996.                                                                  *

  10.19             Non-employee Stock Option Agreement entered into
                    December 13, 1996 between the Company and Lawrence Arduini, together with a schedule listing substantially identical agreements with Daniel Barry, Dr. Thomas Dugan, Robert Kampmeinert and
                    Dr. Richard Heibel, filed herewith.

  10.20 Amendment to Employment Agreements, dated as of December 13, 1996, between the Company and R. Craig Allison and Christian L. Allison, filed herewith.

  11.1              Statement re:  Computation of Per Share Earnings, filed herewith.

  13.1              Company's 1996 Annual Report to Shareholders, filed herewith.

21.1                List of subsidiaries of the Company, filed as
                    Exhibit 21.1 to the S-1 and incorporated herein
                    by reference thereto.                                                                        *

23.1                Consent of Coopers & Lybrand L.L.P., filed herewith.

27                  Financial Data Schedule

--------------
 * Incorporated by reference.