Form 10-Q
period 1997-03-29
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1997-04-30
CIK 1002531

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                            -----------------------

                                   FORM 10-Q

 (Mark One)

    [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                 For the quarterly period ended March 29, 1997

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

      As of April 17, 1997, there were 5,657,096 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

--------------------------------------------------------------------------------

 This report consists of a total of 17 pages. The exhibit index is at page 15.

                         TOLLGRADE COMMUNICATIONS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 29, 1997

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                      PAGE NO.
------------------------------                                                                      --------
ITEM 1  --  CONSOLIDATED FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS AS OF MARCH 29, 1997
            AND DECEMBER 31,1996 ......................................................................3

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH
            PERIODS ENDED MARCH 29, 1997 AND MARCH 30, 1996 ...........................................4

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH
            PERIODS ENDED MARCH 29, 1997 AND MARCH 30, 1996 ...........................................5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................................6

            REPORT OF INDEPENDENT ACCOUNTANTS .........................................................8

ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION......................................................9

PART II.  OTHER INFORMATION

ITEM 1  --  LEGAL PROCEEDINGS.........................................................................13
ITEM 2  --  CHANGES IN SECURITIES.....................................................................13
ITEM 3  --  DEFAULTS UPON SENIOR SECURITIES...........................................................13
ITEM 4  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................13
ITEM 5  --  OTHER INFORMATION.........................................................................13
ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K..........................................................13

SIGNATURE.............................................................................................14

EXHIBIT INDEX.........................................................................................15

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
                                                                 MARCH 29, 1997           DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                   $ 6,495,380             $ 4,591,273
         Short term investments                                       11,399,362              12,342,592
         Accounts receivable:
                  Trade                                                4,294,192               5,153,589
                  Other                                                  322,463                 304,434
         Inventories                                                   8,147,794               8,569,818
         Prepaid expenses and deposits                                   358,099                 549,753
         Deferred tax asset                                              171,730                 171,776
--------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT ASSETS                                   31,189,020              31,683,235

Property and equipment, net                                            2,864,670               2,769,657

Deferred tax asset                                                       157,169                 157,169

Patents and other assets                                                  14,373                  15,569
--------------------------------------------------------------------------------------------------------------
               TOTAL ASSETS                                          $34,225,232             $34,625,630
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                            $   652,202             $ 1,691,928
         Accrued expenses                                                652,262               1,077,151
         Accrued salaries and wages                                      376,042                 769,855
         Royalties payable                                               597,955                 741,781
         Income taxes payable                                            462,600                 170,889
--------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT LIABILITIES                               2,741,061               4,451,604

Deferred tax liability                                                   168,455                 168,455
--------------------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES                                       2,909,516               4,620,059

SHAREHOLDERS' EQUITY:

         Common stock, $.20 par value; authorized shares,
             7,000,000; issued 5,659,296 and
             5,620,417, respectively                                   1,131,859               1,124,083
         Additional paid-in capital                                   24,200,519              24,091,210
         Treasury stock, at cost, 2,200 shares                           (49,775)                (49,775)
         Unearned compensation                                           (92,919)               (106,686)
         Retained earnings                                             6,126,032               4,946,739
--------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                   31,315,716              30,005,571
--------------------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $34,225,232             $34,625,630
--------------------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                                 FOR THE
                                                                          THREE MONTHS ENDED
                                                                  MARCH 29, 1997        MARCH 30, 1996
-------------------------------------------------------------------------------------------------------
REVENUES                                                           $ 8,619,406            $ 6,849,387

COST OF PRODUCT SALES                                                3,789,366              3,463,363
-------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                         4,830,040              3,386,024
-------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:

      Selling and marketing                                          1,046,189                891,970
      General and administrative                                       830,287                479,834
      Research and development                                       1,241,254                713,297
-------------------------------------------------------------------------------------------------------
          Total operating expenses                                   3,117,730              2,085,101
-------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                               1,712,310              1,300,923
      Interest and other income, net                                   176,988                204,378
-------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           1,889,298              1,505,301
      Provision for income taxes                                       710,005                548,000
-------------------------------------------------------------------------------------------------------
NET INCOME                                                         $ 1,179,293            $   957,301
-------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE INFORMATION:

Fully diluted weighted average shares of
    common stock and equivalents                                     5,975,675              5,866,136

Net income per common and common equivalent shares:
      Primary                                                      $       .20            $       .16
-------------------------------------------------------------------------------------------------------
      Fully Diluted                                                $       .20            $       .16
-------------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS ENDED
                                                                           MARCH 29, 1997          MARCH 30, 1996
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                   $ 1,179,293            $   957,301
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                                              231,776                120,459
      Deferred income taxes                                                           46                   --
      Compensation expense for restricted stock                                   13,767                 15,800

Changes in assets and liabilities:

      Decrease (increase) in accounts receivable-trade                           859,397               (907,443)
      Increase in accounts receivable-other                                      (18,029)               (30,157)
      Decrease (increase) in inventories                                         422,024               (225,778)
      Decrease (increase) in prepaid expenses and deposits                       191,654               (121,292)
      Increase in other assets                                                      --                  (51,100)
      Decrease in accounts payable                                            (1,039,726)              (201,478)
      (Decrease) increase in accrued expense and royalties payable              (962,528)               378,806
      Increase in income taxes payable                                           291,711                474,800
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                            1,169,385                409,918
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Redemption/maturity of short-term investments                            2,996,189                   --
      Purchase of short-term investments                                      (2,052,959)                  --
      Capital expenditures                                                      (325,593)              (536,178)
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                    617,637               (536,178)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from the exercise of stock options                                117,085                   --
      IPO issuance cost                                                             --                  (46,350)
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used for) financing activities                   117,085                (46,350)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           1,904,107               (172,610)

Cash and cash equivalents at beginning of period                               4,591,273             15,157,387
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $ 6,495,380            $14,984,777
-------------------------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X. The consolidated financial statements as of and for the three-month period ended March 29, 1997 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.       INVENTORY

At March 29, 1997 and December 31, 1996 inventory consisted of the following:

                                                                 March 29,             December 31,
                                                                   1997                    1996
                                                                ----------             ------------
         Raw materials . . . . . . . . . . . . . . . . . . .    $3,058,791              $3,816,242
         Work in progress. . . . . . . . . . . . . . . . . .     3,723,644               3,808,842
         Finished goods. . . . . . . . . . . . . . . . . . .     1,365,359                 944,734
                                                                ----------              ----------
                                                                $8,147,794              $8,569,818
                                                                ==========              ==========

3.       SHORT-TERM INVESTMENTS

Short-term investments at March 29, 1997 consisted of individual U.S. Government and municipal bonds stated at cost, which approximated market value. The primary investment purpose is to provide a reserve for future business purposes, including possible acquisitions, capital expenditures and to meet working capital requirements.

4.       NEW ACCOUNTING PRONOUNCEMENTS:

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company plans to adopt the new standard at year-end 1997 and the impact of this standard will not have a material impact on the Company's consolidated earnings per share calculations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Tollgrade Communications, Inc.:

We have reviewed the accompanying consolidated balance sheets of Tollgrade Communications, Inc. and subsidiaries as of March 29, 1997, and the related consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1997, we expressed an unqualified opinion on those consolidated financial statements.

/s/ Coopers & Lybrand L.L.P.

Pittsburgh, Pennsylvania
April 10, 1997

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

OVERVIEW

The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports proprietary products which enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service (POTS) lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 95% of the Company's revenue for the first quarter ended March 29, 1997 and will continue to account for a majority of the Company's revenues for the foreseeable future.

The Company's product sales are primarily to the six Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies such as GTE Corporation and Sprint and to certain digital loop carrier ("DLC") equipment manufacturers. For the first quarter ended March 29, 1997, approximately 89% of the Company's total revenue was generated from sales to these six RBOCs, the two largest of which comprised approximately 50% of revenues. The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from, and shipments to, the RBOCs.

Although international sales to date have not been significant, the Company believes the international markets offer opportunities. The Company intends to focus additional sales, marketing and development resources on increasing its international presence; however, there can be no assurance that these efforts will be successful or that the Company will achieve significant international sales.

The Company believes that continued growth will depend on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percent of revenues were approximately 14% for the first quarter ended March 29, 1997. The Company expects its research and development expenses to continue at significant levels.

In 1996, the Eighth Circuit Court of Appeals imposed a partial stay of the Federal Communications Commission's Interconnection Order in Iowa Utilities Board, et. al v. FCC (consolidated cases beginning at no. 96-3321). The stay postponed the pricing standards of the Interconnection Order on the basis of arguments the FCC exceeded its authority in setting pricing levels, which authority should reside with state commissions. The FCC's Interconnection Order would have imposed mandates on the pricing methods of local exchange carriers under the Telecommunications Act of 1996. To date, these legal proceedings have not yet been finally determined, and it remains uncertain how the ultimate outcome will affect the Company's future results of operations.

                     RESULTS OF OPERATIONS - FIRST QUARTER

REVENUES

Revenue for the first quarter of 1997 were $8,619,406 and were $1,770,019, or 25.8%, higher than the revenues of $6,849,387 reported for the first quarter of 1996. The first quarter of 1996 included special project sales of $1,344,200 associated with the Atlanta Olympic Games, which were unrelated to the Company's core MCU product line. Excluding this special project, sales for the first quarter of 1997 increased by $3,114,219, or 56.5%. The increase in revenues for the first quarter was primarily attributable to an increase in unit volume sales of the MCU line testing and synchronization products as a result of increased market penetration and customer acceptance. In addition, increased product demand is at least partly attributable to technology licensing agreements and/or joint venture relationships with certain major DLC equipment manufacturers, as well as continued expansion of a marketing program to train customers in advanced line test system trouble-shooting.

GROSS PROFIT

Gross profit for the first quarter of 1997 was $4,830,040 compared to $3,386,024 for the first quarter of 1996, representing an increase of $1,444,016, or 42.7%. Gross profit as a percentage of revenues increased to 56.0% in the first quarter of 1997, compared to 49.4% in the same quarter last year. The overall increase in gross profit margin resulted primarily from increased sales levels, while improvements in gross margin as a percentage of revenues were a result of increased sales of certain higher-margined products within the MCU product line as well as per unit cost reductions related to increased manufacturing efficiencies.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the first quarter of 1997 was $1,046,189 compared to $891,970 for the first quarter of 1996. This increase of $154,219, or 17.3%, is due to the addition of seven new personnel associated with the expansion of customer technical support, expansion of marketing and communications functions, development of domestic and international markets, and increased commissions related to greater sales volume. As a percentage of revenues, selling and marketing expenses decreased to 12.1% in the first quarter of 1997 from 13.0% in the first quarter of 1996.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the first quarter of 1997 was $830,287, an increase of $350,453, or 73.0%, over the $479,834 recorded in the first quarter of 1996. The increase in general and administrative expense primarily reflects the addition of seven positions to support expanded business requirements for accounting, legal, operations, investor relations, and administrative support, as well as costs associated with being a public company. As a percentage of revenues, general and administrative expenses increased to 9.6% in the first quarter of 1997 from 7.0% in the first quarter of 1996.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the first quarter of 1997 was $1,241,254, an increase of $527,957, or 74.0%, over the $713,297 recorded in the first quarter of 1996. The increase was due to engineering and development costs associated with the addition of 27 new personnel. These personnel are associated with design engineering, hardware and software development, engineering support, and test engineering. Their efforts are associated with the development of future products, support for new products launched in 1996, and feature enhancements for existing products. As a percentage of revenues, research and development expense increased to 14.4% in the first quarter of 1997 from 10.4% in the first quarter of 1996.

PROVISION FOR INCOME TAXES

The effective income tax rate increased to approximately 37.6% in the first quarter of 1997, compared to approximately 36.4% in the first quarter of 1996. The estimated effective tax rate for the first quarter of 1997 reflects an estimate of the effective tax rate for fiscal year 1997. The effective tax rate includes the estimated benefit related to R&D tax credits which are available during the first half of 1997.

NET INCOME

As a result of the above factors, net income for the first quarter of 1997 was $1,179,293, an increase of $221,992, or 23.2%, over the $957,301 recorded in the first quarter of 1996. Primary and fully diluted earnings per common share of $.20 for the first quarter of 1997 increased by 25.0%, or $.04, from the $.16 per share earned in the first quarter of 1996. Fully diluted weighted average common and common equivalent shares outstanding were 5,975,675 in the first quarter of 1997 compared to 5,866,136 in the first quarter of 1996. As a percentage of revenues, net income for the first quarter of 1997 decreased to 13.7% compared to the 14.0% for the first quarter of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1997, the Company had working capital of $28,447,959, which represented an increase of $1,216,328, or 4.5%, from the $27,231,631 of working capital as of December 31, 1996. The increase in working capital can be attributed primarily to operating cash flow (income from operations before depreciation and amortization) exceeding requirements for purchases of property and equipment. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the liquidity needs of the Company.

The Company made capital expenditures of $325,593 in the first quarter of 1997 and were primarily related to test fixtures and development systems, computer and office equipment for increased staff, as well as leasehold improvements made to the Company's facilities. The Company presently has no material capital expenditure commitments.

As of and through March 29, 1997, the Company had not borrowed any amounts against its $2,500,000 available bank line of credit. The credit agreement expires on June 30, 1997, however the Company believes its financial position will enable it to negotiate any further credit agreements on comparable or more favorable terms.

On April 22, 1997 the Company's Board of Directors authorized a program to repurchase up to 200,000 shares of its common stock over the next two years. The shares will be utilized to provide stock under certain employee benefit programs. The number of shares that the Company intends to purchase and the time of such purchases will be determined by the Company, at its discretion. The Company plans to use existing cash and short-term investments to finance the repurchases.

                                    BACKLOG

The Company's backlog consists of firm customer purchase orders for the Company's various products. As of March 29, 1997 the Company had a backlog of $3,541,254, which represents an increase of $2,628,747, or 288.1%, from the $912,507 backlog at December 31, 1996.

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

ITEM 5.    OTHER INFORMATION
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

           The following exhibits are being filed with this report:

           Exhibit
           Number        Description
           -------       -----------

           10.1 Form of Change in Control Agreement, entered into February 1, 1997 between the Company and G. Wayne Lloyd (incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q of the Company filed on August 13, 1996)

           11.1          Statement re Computation of Per Share Earnings

           15            Letter re unaudited interim financial information

           27            Financial Data Schedule


(b)    Reports on Form 8-K:

         The Company did not file any Current Report on Form 8-K during the quarter ended March 29, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOLLGRADE COMMUNICATIONS, INC.
                                        (REGISTRANT)

Dated:   April 30, 1997                 /s/ CHRISTIAN L. ALLISON
                                        -------------------------------------
                                        CHRISTIAN L. ALLISON
                                        CHIEF EXECUTIVE OFFICER & DIRECTOR


Dated:   April 30, 1997                 /s/ SAMUEL C. KNOCH
                                        -------------------------------------
                                        SAMUEL C. KNOCH
                                        CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

     Exhibit
     Number              Description
     -------             -----------
      10.1               Form of Change in Control Agreement, entered into
                         February 1, 1997 between the Company and G. Wayne
                         Lloyd (incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q of the Company filed on August 13, 1996)

       11.1              Statement re Computation of Per Share Earnings

       15                Letter re unaudited interim financial information

       27                Financial Data Schedule