Form 10-Q
period 1997-06-28
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1997-08-08
CIK 1002531

                ------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                        -------------------------------
                                   FORM 10-Q

(Mark One)

  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the quarterly period ended June 28, 1997

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

                             Yes ___X___ No _______

      As of July 29, 1997, there were 5,691,726 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

--------------------------------------------------------------------------------

 This report consists of a total of 20 pages. The exhibit index is on page 18.

                         TOLLGRADE COMMUNICATIONS, INC.

                         Quarterly Report On Form 10-Q
                      For The Quarter Ended June 28, 1997

                               Table Of Contents

PART I.  FINANCIAL INFORMATION                                                                        PAGE NO.
------------------------------                                                                        --------
ITEM 1  --    Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets as of June 28, 1997
              and December 31,1996 ..................................................................... 3

              Condensed Consolidated Statements of Operations
              for the Three-Month and Six-Month
              Periods Ended June 28, 1997 and June 29, 1996 ............................................ 4

              Condensed Consolidated Statements of Cash Flows for the Six-Month
              Periods Ended June 28, 1997 and June 29, 1996 ............................................ 5

              Notes To Condensed Consolidated Financial Statements...................................... 6

              Report Of Independent Accountants ........................................................ 8

ITEM 2  --    Management's Discussion and Analysis of Results
              of Operations and Financial Condition..................................................... 9

PART II.  OTHER INFORMATION

ITEM 1 --     Legal Proceedings.........................................................................15
ITEM 2 --     Changes in Securities.....................................................................15
ITEM 3 --     Defaults Upon Senior Securities...........................................................15
ITEM 4 --     Submission of Matters to a Vote of Security Holders.......................................15
ITEM 5 --     Other Information.........................................................................15
ITEM 6 --     Exhibits and Reports on Form 8-K..........................................................16

Signature...............................................................................................17

Exhibit Index...........................................................................................18

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
                                                                    JUNE 28, 1997         DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                   $ 7,035,725             $ 4,591,273
         Short term investments                                       13,556,808              12,342,592
         Accounts receivable:
                  Trade                                                5,637,991               5,153,589
                  Other                                                  316,481                 304,434
         Inventories                                                   8,289,566               8,569,818
         Prepaid expenses and deposits                                   284,379                 549,753
         Deferred tax asset                                              171,730                 171,776
--------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT ASSETS                                   35,292,680              31,683,235

Property and equipment, net                                            2,858,831               2,769,657
Deferred tax asset                                                       157,169                 157,169
Patents and other assets                                                  12,578                  15,569
--------------------------------------------------------------------------------------------------------------
               TOTAL ASSETS                                          $38,321,258             $34,625,630
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                            $ 1,341,004            $ 1,691,928
         Accrued expenses                                                580,120              1,077,151
         Accrued salaries and wages                                      740,758                769,855
         Royalties payable                                               848,116                741,781
         Income taxes payable                                          1,154,844                170,889
--------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT LIABILITIES                               4,664,842              4,451,604

Deferred tax liability                                                   168,455                168,455
--------------------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES                                       4,833,297              4,620,059

SHAREHOLDERS' EQUITY:
         Common stock, $.20 par value; authorized shares, 7,000,000;
             issued 5,691,547 and 5,620,417, respectively              1,138,309              1,124,083
         Additional paid-in capital                                   24,319,083             24,091,210
         Treasury stock, at cost, 2,200 shares                           (49,775)               (49,775)
         Unearned compensation                                           (79,152)              (106,686)
         Retained earnings                                             8,159,496              4,946,739
--------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                   33,487,961             30,005,571
--------------------------------------------------------------------------------------------------------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $38,321,258            $34,625,630
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         TOLLGRADE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                               FOR THE                           FOR THE
                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    JUNE 28, 1997  JUNE 29, 1996       JUNE 28, 1997  JUNE 29, 1996
----------------------------------------------------------------------------------------------------------------------
REVENUES                                               $12,115,025   $10,182,286         $20,734,431  $17,031,672

COST OF PRODUCT SALES                                    5,454,400     4,971,735           9,243,766    8,435,098
----------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                             6,660,625     5,210,551          11,490,665    8,596,574
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
      Selling and marketing                              1,333,946     1,258,889           2,380,135    2,150,860
      General and administrative                           913,748       595,645           1,744,035    1,075,029
      Research and development                           1,424,600       878,394           2,665,854    1,591,691
----------------------------------------------------------------------------------------------------------------------
          TOTAL OPERATING EXPENSES                       3,672,294     2,732,928           6,790,024    4,817,580
----------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                   2,988,331     2,477,623           4,700,641    3,778,994
      Interest and other income, net                       239,377       184,294             416,365      388,672
----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                               3,227,708     2,661,917           5,117,006    4,167,666
      Provision for income taxes                         1,194,247     1,050,000           1,904,252    1,598,000
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                             $ 2,033,461   $ 1,611,917         $ 3,212,754  $ 2,569,666
----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE INFORMATION:
Fully diluted weighted average shares of
     common stock and equivalents                        5,964,243     5,941,567           5,961,166    5,938,303
Net income per common and common equivalent shares:
Primary                                                  $     .34     $     .27           $     .54    $     .44
----------------------------------------------------------------------------------------------------------------------
Fully Diluted                                            $     .34     $     .27           $     .54    $     .43
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                                       SIX MONTHS ENDED
                                                                             JUNE 28, 1997         JUNE 29, 1996
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 3,212,754            $ 2,569,666
Adjustments to reconcile net income to net cash provided by
  operating activities:
      Depreciation and amortization                                               476,513                234,031
      Deferred income taxes                                                            46                  8,400
      Compensation expense for restricted stock                                    27,534                 31,599
Changes in assets and liabilities:
      Increase in accounts receivable-trade                                      (484,402)            (1,054,747)
      Increase in accounts receivable-other                                       (12,047)               (55,625)
      Decrease (increase) in inventories                                          280,252             (1,112,995)
      Decrease (increase) in prepaid expenses and deposits                        265,374               (182,379)
      Increase in other assets                                                      ---                   (8,820)
      Decrease in accounts payable                                               (350,921)              (456,988)
      (Decrease) increase in accrued expense and royalties payable               (419,793)               958,760
      Increase in income taxes payable                                            983,955                547,659
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                             3,979,265              1,478,561
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Redemption/maturity of short-term investments                             7,154,961             (6,942,506)
      Purchase of short-term investments                                       (8,369,177)                 ---
      Capital expenditures                                                       (562,696)              (992,861)
-------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                (1,776,912)            (7,935,367)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the exercise of stock options                                 242,099                 17,400
      IPO issuance cost                                                             ---                  (49,290)
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                     242,099                (31,890)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            2,444,452             (6,488,696)
Cash and cash equivalents at beginning of period                                4,591,273             15,157,387
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $ 7,035,725            $ 8,668,691
-------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three and six-month periods ended June 28, 1997 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six-month periods ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. INVENTORY

At June 28, 1997 and December 31, 1996 inventory consisted of the following:

                                                                           June 28,              December 31,
                                                                             1997                    1996
                                                                           --------              ------------
         Raw materials . . . . . . . . . . . . . . . . . . . . . . .      $3,440,855              $3,816,242
         Work in progress. . . . . . . . . . . . . . . . . . . . . .       3,399,367               3,808,842
         Finished goods. . . . . . . . . . . . . . . . . . . . . . .       1,449,344                 944,734
                                                                          ----------              ----------
                                                                          $8,289,566              $8,569,818
                                                                          ==========              ==========

3. SHORT-TERM INVESTMENTS

Short-term investments at June 28, 1997 consisted of individual U.S. Government and municipal bonds stated at cost, which approximated market value. The primary investment purpose is to provide a reserve for future business purposes, including possible acquisitions, capital expenditures and to meet working capital requirements.

4. NEW ACCOUNTING PRONOUNCEMENTS:

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company plans to adopt the new standard at year-end 1997 and believes that the impact of this standard will not have a material impact on the Company's consolidated earnings per share calculations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Tollgrade Communications, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of June 28, 1997, and the related condensed consolidated statements of operations for the three months and six months then ended and the condensed consolidated statements of cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Coopers & Lybrand L.L.P.

Pittsburgh, Pennsylvania
July 10, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the following Management's Discussion and Analysis of Results of Operations and Financial Condition which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved thus may differ materially from expected results included in these statements. Those factors which specifically relate to the Company's business include the following: rapid technological change along with the need to continually develop new products; dependence on a single product line; competition; dependence on key employees; management of Company's growth; dependence on certain customers; dependence on certain suppliers; fluctuations in operating results; proprietary rights and risks of third party claims of infringement; and government regulation.

OVERVIEW

The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports proprietary products which enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service ("POTS") lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 94% of the Company's revenue for the second quarter ended June 28, 1997 and will continue to account for a majority of the Company's revenues for the foreseeable future.

The Company's product sales are primarily to the six Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies such as Sprint and to certain digital loop carrier ("DLC") equipment manufacturers. For the second quarter ended June 28, 1997, approximately 85% of the Company's total revenue was generated from sales to these six RBOCs, the two largest of which comprised approximately 50% of revenues. The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from, and shipments to, the RBOCs.

Management believes that during fiscal year 1998 there is a possibility that one of the Company's major customers will have satisfied a substantial portion of its requirements for certain of the Company's product lines. Management is focusing on the development of new product lines to meet the requirements of this and other customers.

Although international sales to date have not been significant, the Company believes the international markets offer opportunities. The Company intends to focus additional sales, marketing and development resources on increasing its international presence; however, there can be no assurance that these efforts will be successful or that the Company will achieve significant international sales.

The Company believes that continued growth will depend on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percent of revenues were approximately 11.8% for the second quarter ended June 28, 1997. The Company expects its research and development expenses to continue at significant levels.

On July 18, 1997, the United States Court of Appeals for the Eighth Circuit issued an opinion vacating, in part, the Federal Communication Commission's Interconnection Order promulgated under the Telecommunications Act of 1996 (the "Act") in Iowa Utilities Board, et. al. v. FCC, et al (consolidated cases beginning at no. 96-3321). In the opinion, the court vacated the FCC's pricing rules on the basis that the FCC exceeded its jurisdiction in promulgating pricing rules regarding local telephone service, and asserting that the Act grants state commissions, not the FCC, authority to determine the rates involved in the implementation of the local competition provisions of the Act. In addition, the court vacated the FCC's "pick and choose" rule implemented under subsection 252(i) of the Act which allowed a local exchange carrier to select among individual provisions of other interconnection agreements previously negotiated between an incumbent local exchange carrier and other requesting carriers, without being required to accept the terms and conditions of the agreements in their entirety. Among other actions taken by the court, it also upheld most of the unbundling regulations promulgated by the FCC in the Interconnection Order. To date, it remains uncertain how this decision and the actions of state commissions required as a result will affect the Company's future results of operations.

                     RESULTS OF OPERATIONS - SECOND QUARTER

REVENUES

Revenue for the second quarter of 1997 were $12,115,025 and were $1,932,739, or 19%, higher than the revenues of $10,182,286 reported for the second quarter of 1996. The increase in revenues for the second quarter was primarily attributable to an increase in unit volume sales of the MCU line testing and synchronization products as a result of increased market penetration and customer acceptance. This increased product demand is at least partly attributable to technology licensing agreements and/or joint venture relationships with certain major DLC equipment manufacturers, as well as continued expansion of a marketing program to train customers in advanced line test system trouble-shooting.

GROSS PROFIT

Gross profit for the second quarter of 1997 was $6,660,625 compared to $5,210,551 for the second quarter of 1996, representing an increase of $1,450,074, or 27.8%. Gross profit as a percentage of revenues increased to 55.0% in the second quarter of 1997, compared to 51.2% in the same quarter last year. The overall increase in gross profit margin resulted primarily from increased sales levels, while improvements in gross margin as a percentage of revenues were a result of increased sales of certain higher-margined products within the MCU product line.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the second quarter of 1997 was $1,333,946 compared to $1,258,889 for the second quarter of 1996. This increase of $75,057, or 6.0%, is due to the addition of personnel associated with the expansion of customer technical support, expansion of marketing and communications functions, development of domestic and international markets, and increased commissions related to greater sales volume. As a percentage of revenues, selling and marketing expenses decreased to 11.0% in the second quarter of 1997 from 12.4% in the second quarter of 1996, primarily due to the increased revenue base discussed above.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the second quarter of 1997 was $913,748, an increase of $318,103, or 53.4%, over the $595,645 recorded in the second quarter of 1996. The increase in general and administrative expense primarily reflects the addition of six positions to support expanded business requirements for accounting, legal, operations, investor relations, and administrative support, as well as increased international travel and other costs associated with being a public company. As a percentage of revenues, general and administrative expenses increased to 7.5% in the second quarter of 1997 from 5.8% in the second quarter of 1996.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the second quarter of 1997 was $1,424,600, an increase of $546,206, or 62.2%, over the $878,394 recorded in the second quarter of 1996. The increase was due to engineering and development costs associated with the addition of sixteen new personnel, as well as other costs associated with new product development. These personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. Their efforts are associated with the development of future products, support for newer products, and feature enhancements for existing products. As a percentage of revenues, research and development expense increased to 11.8% in the second quarter of 1997 from 8.6% in the second quarter of 1996.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income. For the second quarter of 1997, interest and other income was $239,377 compared to $184,294 for the second quarter of 1996, representing an increase of $55,083, or 29.9%. The increase was primarily attributable to increased interest income, which resulted from an overall increase in funds available for investment between comparable periods.

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter of 1997 was $1,194,247, an increase of $144,247, or 13.7%, from $1,050,000 for the second quarter of 1996. The effective income tax rate decreased to approximately 37.0% in the second quarter of 1997, compared to approximately 39.4% in the second quarter of 1996. The increased provision for income taxes was primarily due to increased earnings levels of the Company between comparable periods, while the decrease in the effective tax rate reflects the estimated benefit related to R&D tax credits which were available during the second quarter of 1997 but not available during the second quarter of 1996.

NET INCOME

As a result of the above factors, net income for the second quarter of 1997 was $2,033,461, an increase of $421,544, or 26.2%, over the $1,611,917 recorded in the second quarter of 1996. Primary and fully diluted earnings per common share of $.34 for the second quarter of 1997 increased by 25.9%, or $.07, from the $.27 per share earned in the second quarter of 1996. Fully diluted weighted average common and common equivalent shares outstanding were 5,964,243 in the second quarter of 1997 compared to 5,941,567 in the second quarter of 1996. As a percentage of revenues, net income for the second quarter of 1997 increased to 16.8% compared to the 15.8% for the second quarter of 1996.

                      RESULTS OF OPERATIONS - YEAR TO DATE

REVENUES

For the first six months of 1997, revenues were $20,734,431 compared to $17,031,672 for the first six months of 1996, representing an increase of $3,702,759 or 21.7%. The increase in revenues for the six month period was primarily attributable to an increase in unit sales volume of the MCU line test products as a result of increased market penetration and customer acceptance. In addition, increased product demand is at least partly attributable to technology and licensing agreements and/or joint venture relationships with certain major DLC equipment manufacturers, as well as continued expansion of a marketing program to train customers in advanced line test system trouble-shooting. MCU line testing and synchronization product revenue increased $4,819,190, or 32.6%, in the six month period ended June 28, 1997 compared to first six months of 1996.

GROSS PROFIT

For the six months of 1997, gross profit increased to $11,490,665 compared to $8,596,574 for the first six months of 1996, representing an increase of $2,894,091, or 33.7%. As a percentage of revenues, gross profit increased to 55.4% in the first six months of 1997 compared to 50.5% in the same period for 1996. The overall increase in gross profit margin resulted primarily from increased sales levels, while improvements in gross margin as a percentage of revenues were a result of increased sales of certain higher-margined products within the MCU product line as well as per unit cost reductions related to increased manufacturing efficiencies.

SELLING AND MARKETING EXPENSE

For the first six months of 1997, selling and marketing expense totaled $2,380,135 compared to $2,150,860 for the first six months of 1996, representing an increase of $229,275, or 10.7%. The increase is due to the addition of new personnel associated with the expansion of customer technical support, expansion of marketing and communication functions, development of domestic and international markets and increased commissions related to greater sales volume. As a percentage of revenues, selling and marketing expense decreased to 11.5% in the first six months of 1997 from 12.6% for the same period of 1996. The decrease was due primarily to the increased revenue base discussed above.

GENERAL AND ADMINISTRATIVE EXPENSE

For the first six months of 1997, general and administrative expense totaled $1,744,035 compared to $1,075,029 for the first six months of 1996, representing an increase of $669,006, or 62.2%. The increase in general and administrative expense primarily reflects the addition of six positions to support expanded business requirements for accounting, legal, operations, investor relations and administrative support, as well as increased international travel and other costs associated with being a public company. As a percentage of revenues, general and administrative expense increased to 8.4% for the first six months of 1997 from 6.3% for the same period of 1996.

RESEARCH AND DEVELOPMENT EXPENSE

For the first six months of 1997, research and development expense totaled $2,665,854 compared to $1,591,691 for the first six months of 1996, representing an increase of $1,074,163, or 67.5%. The increase was due to engineering and development costs associated with the addition of sixteen new personnel, as well as other costs associated with new product development. As a percentage of revenues, research and development expense increased to 12.9% in the first six months of 1997 from 9.3% for the first six months of 1996.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income. For the first six months of 1997, interest and other income was $416,365 compared to $388,672 for the first six months of 1996, representing an increase of $27,693, or 7.1%. This was primarily attributable to increased interest income, which resulted from an overall increase in funds available for investment between comparable periods.

PROVISIONS FOR INCOME TAXES

The provision for income taxes for the first six months of 1997 was $1,904,252 which was an increase of $306,252, or 19.2%, from $1,598,000 for the first six months of 1996. The effective tax rate was 37.2% for the first six months of 1997 versus 38.3% for the comparable period in the prior year. The increased provision for income taxes was primarily due to increased earnings levels of the Company between comparable periods, while the decrease in effective tax rate reflects the estimated benefit related to R&D tax credits which were available during the first half of 1997 but not in the first half of 1996.

NET INCOME

For the first six months of 1997, net income was $3,212,754 compared to $2,569,666 for the first six months of 1996, representing an increase of $643,088, or 25.0%. Fully diluted earnings per common share of $.54 for the first six months of 1997 increased by 25.6%, or $.11, from the $.43 per share earned in the first six months of 1996. Fully diluted weighted average common and common equivalent shares outstanding were 5,961,166 in the first six months of 1997 compared to 5,938,303 in the first six months of 1996. As a percentage of revenues, net income for the first six months of 1997 increased to 15.5% from 15.1% in the comparable period in the prior year.

                        LIQUIDITY AND CAPITAL RESOURCES

At June 28, 1997, the Company had working capital of $30,627,838, which represented an increase of $3,396,207, or 12.5%, from the $27,231,631 of working capital as of December 31, 1996. The increase in working capital can be attributed primarily to operating cash flow (income from operations before depreciation and amortization) exceeding requirements for purchases of property and equipment. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

The Company made capital expenditures of $562,696 in the first six months of 1997 and were primarily related to test fixtures and development systems, computer and office equipment for increased staff, as well as leasehold improvements made to the Company's facilities. The Company presently has no material capital expenditure commitments.

As of and through June 28, 1997, the Company had not borrowed any amounts against its $2,500,000 available bank line of credit. The credit agreement has been extended to June 30, 1998 on terms similar to those previously in effect.

On April 22, 1997 the Company's Board of Directors authorized a program to repurchase up to 200,000 shares of its common stock over the next two years. The shares will be utilized to provide stock under certain employee benefit programs. The number of shares that the Company intends to purchase and the time of such purchases will be determined by the Company, at its discretion. The Company plans to use existing cash and short-term investments to finance the repurchases. To date, the Company has not purchased any stock under this program.

                                    BACKLOG

The Company's backlog consists of firm customer purchase orders for the Company's various products. As of June 28, 1997 the Company had a backlog of $1,385,102 compared to $912,507 at December 31, 1996 and $3,541,254 at March
29, 1997. The decline in backlog for the quarter occurred due to shipments exceeding customer orders during the period, resulting in part from reduced order levels compared to the previous quarter. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
           None.

ITEM 2. CHANGES IN SECURITIES
           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 22, 1997 the Company held its annual stockholders meeting. At the meeting, James J. Barnes and Rocco L. Flaminio were elected to the Board of Directors for a three year term expiring at the annual meeting of shareholders in 2000. The terms of Directors R. Craig Allison, Christian L. Allison and Daniel P. Barry continued after the meeting and will expire at the annual meeting of shareholders in 1999. The terms of Directors Robert W. Kampmeinert and Richard H. Heibel also continued after the meeting and will expire at the annual meeting of shareholders in 1998. In addition the Company's 1995 Long-Term Incentive Compensation Plan (the "Plan") was amended to increase the number of shares authorized for issuance under the Plan and to allow for inclusion of non-employee directors under the plan. The results of the voting are as follows:

                                   Total Votes
Election of Directors:                Cast              For              Against          Withheld           Abstained
----------------------                ----              ---              -------          --------           ---------

   James J. Barnes                  4,799,883        4,716,913            -----            82,970               -----
   Rocco L. Flaminio                4,799,883        4,718,190            -----            81,693               -----

Amendment of the 1995
  Long-Term Incentive
  Compensation Plan                 3,772,657        3,615,524          107,965             -----              49,168


ITEM 5. OTHER INFORMATION
           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     The following exhibits are being filed with this report:

     Exhibit
     Number                   Description
     ------                   -----------
     11.1                     Statement re Computation of Per Share Earnings

     15                       Letter re unaudited interim financial information

     27                       Financial Data Schedule

     (b)    Reports on Form 8-K:

         The Company did not file any Current Report on Form 8-K during the quarter ended June 28, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TOLLGRADE COMMUNICATIONS, INC.
                                           (REGISTRANT)


Dated: August 8, 1997                      /s/ CHRISTIAN L. ALLISON
                                           ----------------------------------
                                           CHRISTIAN L. ALLISON
                                           CHIEF EXECUTIVE OFFICER & DIRECTOR


Dated: August 8, 1997                      /s/ SAMUEL C. KNOCH
                                           ----------------------------------
                                           SAMUEL C. KNOCH
                                           CHIEF FINANCIAL OFFICER


Dated: August 8, 1997                      /s/ BRADLEY N. DINGER
                                           ----------------------------------
                                           BRADLEY N. DINGER
                                           CONTROLLER

                                 EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

           Exhibit
           Number                   Description
           ------                   -----------
             11.1                   Statement re Computation of Per Share Earnings

             15                     Letter re unaudited interim financial information

             27                     Financial Data Schedule