Form 10-Q
period 1997-09-27
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1997-11-10
CIK 1002531

                ------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                        -------------------------------
                                   FORM 10-Q

(Mark One)

  [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

               For the quarterly period ended September 27, 1997

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

                      Yes ___X___               No _______

      As of November 1, 1997, there were 5,726,467 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

--------------------------------------------------------------------------------

  This report consists of a total of 38 pages. The exhibit index is on page 17.

                         TOLLGRADE COMMUNICATIONS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 27, 1997

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                    PAGE NO.
ITEM 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 27, 1997
          AND DECEMBER 31,1996 ......................................................................3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE-MONTH AND NINE-MONTH
          PERIODS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996 ...................................4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH
          PERIODS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996 ...................................5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................6

          REPORT OF INDEPENDENT ACCOUNTANTS .........................................................8

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION......................................................9

PART II.  OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS.........................................................................15
ITEM 2 -- CHANGES IN SECURITIES.....................................................................15
ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES...........................................................15
ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................15
ITEM 5 -- OTHER INFORMATION.........................................................................15
ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K..........................................................15

SIGNATURE...........................................................................................16
EXHIBIT INDEX.......................................................................................17

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             (UNAUDITED)
                                                                                         SEPTEMBER 27, 1997     DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                          $ 2,147,053           $ 4,591,273
         Short term investments                                                              16,592,411            12,342,592
         Accounts receivable:
                  Trade                                                                       7,202,714             5,153,589
                  Other                                                                         689,486               304,434
         Inventories                                                                          9,419,883             8,569,818
         Prepaid expenses and deposits                                                          245,075               549,753
         Deferred tax asset                                                                     171,730               171,776
-----------------------------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT ASSETS                                                          36,468,382            31,683,235

Property and equipment, net                                                                   2,942,601             2,769,657
Deferred tax asset                                                                              157,169               157,169
Patents and other assets                                                                         10,783                15,569
-----------------------------------------------------------------------------------------------------------------------------------
               TOTAL ASSETS                                                                 $39,578,935           $34,625,630
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                                   $ 1,033,032           $ 1,691,928
         Accrued expenses                                                                       721,156             1,077,151
         Accrued salaries and wages                                                             727,198               769,855
         Royalties payable                                                                      531,660               741,781
         Income taxes payable                                                                   445,649               170,889
-----------------------------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT LIABILITIES                                                      3,458,694             4,451,604

Deferred tax liability                                                                          168,455               168,455
-----------------------------------------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES                                                              3,627,149             4,620,059

SHAREHOLDERS' EQUITY:
         Common stock, $.20 par value; authorized shares, 7,000,000;
             issued 5,725,667 and 5,620,417, respectively                                     1,145,133             1,124,083
         Additional paid-in capital                                                          25,155,359            24,091,210
         Treasury stock, at cost, 2,200 shares                                                  (49,775)              (49,775)
         Unearned compensation                                                                  (65,386)             (106,686)
         Retained earnings                                                                    9,766,455             4,946,739
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                          35,951,786            30,005,571
-----------------------------------------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $39,578,935           $34,625,630
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         TOLLGRADE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                               FOR THE                          FOR THE
                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    SEPT.27, 1997  SEPT.28, 1996   SEPT.27, 1997  SEPT.28, 1996
------------------------------------------------------------------------------------------------------------------
REVENUES                                               $11,362,609   $10,080,385         $32,097,040  $27,112,057
COST OF PRODUCT SALES                                    5,225,317     4,999,944          14,469,083   13,435,042
------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                             6,137,292     5,080,441          17,627,957   13,677,015
------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
      Selling and marketing                              1,286,864     1,234,448           3,666,999    3,385,308
      General and administrative                           947,799       671,673           2,691,834    1,746,702
      Research and development                           1,517,571     1,044,087           4,183,425    2,635,778
------------------------------------------------------------------------------------------------------------------
          TOTAL OPERATING EXPENSES                       3,752,234     2,950,208          10,542,258    7,767,788
------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                   2,385,058     2,130,233           7,085,699    5,909,227
      Interest and other income, net                       220,887        90,138             637,252      478,810
------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                               2,605,945     2,220,371           7,722,951    6,388,037
      Provision for income taxes                           999,022       824,695           2,903,274    2,422,695
------------------------------------------------------------------------------------------------------------------
NET INCOME                                             $ 1,606,923   $ 1,395,676         $ 4,819,677  $ 3,965,342
------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE INFORMATION:
Fully diluted weighted average shares of
     common stock and equivalents                        5,955,104     5,943,265           5,956,921    5,919,579
Net income per common and common equivalent shares:
Primary                                                  $     .27     $     .23           $     .81    $     .67
------------------------------------------------------------------------------------------------------------------
Fully Diluted                                            $     .27     $     .23           $     .81    $     .67
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                       NINE MONTHS ENDED
                                                                            SEPT. 27, 1997         SEPT. 28, 1996
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 4,819,677            $ 3,965,342
Adjustments to reconcile net income to net cash provided by
  operating activities:
      Depreciation and amortization                                               733,411                416,801
      Deferred income taxes                                                            46                (65,951)
      Compensation expense for restricted stock                                    41,300                 47,399
Changes in assets and liabilities:
      Increase in accounts receivable-trade                                    (2,049,125)            (1,304,070)
      (Increase) decrease in accounts receivable-other                           (385,052)                22,576
      Increase in inventories                                                    (850,065)            (2,684,372)
      Decrease (increase) in prepaid expenses and deposits                        304,678               (144,745)
      Increase in other assets                                                   -----                    (9,336)
      (Decrease) increase in accounts payable                                    (658,858)               103,879
      (Decrease) increase in accrued expense and royalties payable               (608,773)               734,100
       Increase in income taxes payable                                           274,760                743,181
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                             1,621,999              1,824,804
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Redemption/maturity of short-term investments                            13,425,893              3,056,986
      Purchase of short-term investments                                      (17,675,742)           (15,471,874)
      Capital expenditures                                                       (901,569)            (1,527,508)
      Patent expenditures                                                        -----                    (4,760)
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                            (5,151,418)           (13,947,156)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the exercise of stock options including related
        tax benefits                                                           1, 085,199                205,643
      IPO issuance cost                                                           ----                   (49,290)
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                   1,085,199                156,353
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            2,444,220            (11,965,999)
Cash and cash equivalents at beginning of period                                4,591,273             15,157,387
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $ 2,147,053             $3,191,388
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three and nine-month periods ended September 27, 1997 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine-month periods ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. INVENTORY

At September 27, 1997 and December 31, 1996 inventory consisted of the following:

                                                                (Unaudited)
                                                               September 27,           December 31,
                                                                   1997                    1996
                                                               -------------           ------------
         Raw materials . . . . . . . . . . . . . . . . . . . . .$4,622,792              $3,816,242
         Work in progress. . . . . . . . . . . . . . . . . . . . 3,143,117               3,808,842
         Finished goods. . . . . . . . . . . . . . . . . . . . . 1,653,974                 944,734
                                                                ----------              ----------
                                                                $9,419,883              $8,569,818
                                                                ==========              ==========

3. SHORT-TERM INVESTMENTS

Short-term investments at September 27, 1997 consisted of individual U.S. Government and municipal bonds stated at cost, which approximated market value. The primary investment purpose is to provide a reserve for future business purposes, including possible acquisitions, capital expenditures and to meet working capital requirements.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Tollgrade Communications, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of September 27, 1997, and the related condensed consolidated statements of operations for the three months and nine months then ended and the condensed consolidated statements of cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Coopers & Lybrand L.L.P.

Pittsburgh, Pennsylvania
October 10, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

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

OVERVIEW

The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports proprietary products which enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service ("POTS") lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 91% of the Company's revenue for the third quarter ended September 27, 1997 and will continue to account for a majority of the Company's revenues for the foreseeable future.

The Company's product sales are primarily to the five Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies such as Sprint and to certain digital loop carrier ("DLC") equipment manufacturers. For the third quarter ended September 27, 1997, approximately 85% of the Company's total revenue was generated from sales to these five RBOCs, the two largest of which comprised approximately 44% of revenues. The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from, and shipments to, the RBOCs.

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

The Company believes that continued growth will depend on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percent of revenues were approximately 13.4% for the third quarter ended September 27, 1997. The Company expects its research and development expenses to continue at significant levels.

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

Historically, the Company has utilized one key independent subcontractor to perform a majority of the circuit board assembly and in-circuit testing work on its products. The Company has also utilized other subassembly subcontractors on a more limited basis. During the third quarter, 1997, the key subassembly subcontractor notified the Company that due to a change in its business strategy only customers that provide certain volume levels of business would be sought or retained. As a result of this evaluation, the key subassembly subcontractor notified the Company that its services would no longer be available effective January 1, 1998. The Company is in the process of phasing out the use of that subcontractor, and is beginning to utilize on a more extensive basis, two of the other subassembly subcontractors that had been utilized by the Company on a more limited basis in the past. By the end of 1997, the Company expects to have its subassembly requirements met by these two subcontractors. Although the Company is striving to complete a seamless transition, there is a risk that transitional issues could cause delays in the Company's production requirements which could have an adverse effect on the Company's results of operations.

                     RESULTS OF OPERATIONS - THIRD QUARTER

REVENUES

Revenue for the third quarter of 1997 were $11,362,609 and were $1,282,224, or 12.7% higher than the revenues of $10,080,385 reported for the third quarter of 1996. The increase in revenues for the third quarter was primarily attributable to an increase in unit volume sales of the MCU line testing products as a result of increased market penetration and customer acceptance. This increased product demand is at least partly attributable to technology licensing agreements and/or joint venture relationships with certain major DLC equipment manufacturers, as well as continued expansion of a marketing program to train customers in advanced line test system trouble-shooting.

GROSS PROFIT

Gross profit for the third quarter of 1997 was $6,137,292 compared to $5,080,441 for the third quarter of 1996, representing an increase of $1,056,851, or 20.8%. Gross profit as a percentage of revenues increased to 54.0% in the third quarter of 1997, compared to 50.4% in the same quarter last year. The overall increase in gross profit margin resulted primarily from increased sales levels, while improvements in gross margin as a percentage of revenues were a result of increased sales of certain higher-margined products within the MCU product line.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the third quarter of 1997 was $1,286,864 compared to $1,234,448 for the third quarter of 1996. This increase of $52,416, or 4.2%, is due to the addition of personnel associated with the expansion of marketing and communications functions and the development of domestic and international markets. As a percentage of revenues, selling and marketing expenses decreased to 11.3% in the third quarter of 1997 from 12.2% in the third quarter of 1996, primarily due to the increased revenue base discussed above.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the third quarter of 1997 was $947,799, an increase of $276,126, or 41.1%, over the $671,673 recorded in the third quarter of 1996. The increase in general and administrative expense primarily reflects additional salaries and benefits associated with increased staffing levels to support expanded business operations, increased international travel costs, as well as increased costs associated with recruiting-type activities. As a percentage of revenues, general and administrative expenses increased to 8.3% in the third quarter of 1997 from 6.7% in the third quarter of 1996.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the third quarter of 1997 was $1,517,571, an increase of $473,484, or 45.3%, over the $1,044,087 recorded in the third quarter of 1996. The increase is primarily associated with additional personnel and related development costs to support new product introductions. The new personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. Their efforts are associated with the development of future products, support for newer products, and feature enhancements for existing products. As a percentage of revenues, research and development expense increased to 13.4% in the third quarter of 1997 from

10.4% in the third quarter of 1996.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income. For the third quarter of 1997, interest and other income was $220,887 compared to $90,138 for the third quarter of 1996, representing an increase of $130,749, or 145.1%. The increase was primarily attributable to increased interest income, which resulted from an overall increase in funds available for investment between comparable periods.

PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter of 1997 was $999,022, an increase of $174,327, or 21.1%, from $824,695 for the third quarter of 1996. The effective income tax rate increased to approximately 38.3% in the third quarter of 1997, compared to approximately 37.1% in the third quarter of 1996. The increased provision for income taxes was primarily due to increased earnings levels of the Company between comparable periods. The increase in the effective tax rate between periods reflects certain refinements for the estimated effective tax rate for fiscal year 1997.

NET INCOME

As a result of the above factors, net income for the third quarter of 1997 was $1,606,923, an increase of $211,247, or 15.1%, over the $1,395,676 recorded in the third quarter of 1996. Primary and fully diluted earnings per common share of $.27 for the third quarter of 1997 increased by $.04, or 17.4%, from the $.23 per share earned in the third quarter of 1996. Fully diluted weighted average common and common equivalent shares outstanding were 5,955,104 in the third quarter of 1997 compared to 5,943,265 in the third quarter of 1996. As a percentage of revenues, net income for the third quarter of 1997 increased to 14.1% compared to the 13.8% for the third quarter of 1996.

                      RESULTS OF OPERATIONS - YEAR TO DATE

REVENUES

For the first nine months of 1997, revenues were $32,097,040 compared to $27,112,057 for the first nine months of 1996, representing an increase of $4,984,983 or 18.4%. The increase in revenues for the nine month period was primarily attributable to an increase in unit sales volume of the MCU line testing products as a result of increased market penetration and customer acceptance. In addition, increased product demand is at least partly attributable to technology and licensing agreements and/or joint venture relationships with certain major DLC equipment manufacturers, as well as continued expansion of a marketing program to train customers in advanced line test system trouble-shooting. MCU line testing and synchronization product revenue increased $5,486,000, or 22.4%, in the nine month period ended September 27, 1997 compared to first nine months of 1996.

GROSS PROFIT

For the nine months of 1997, gross profit increased to $17,627,957 compared to $13,677,015 for the first nine months of 1996, representing an increase of $3,950,942, or 28.9%. As a percentage of revenues, gross profit increased to 54.9% in the first nine months of 1997 compared to 50.4% in the same period for 1996. The overall increase in gross profit margin resulted primarily from increased sales levels, while improvements in gross margin as a percentage of revenues were a result of increased sales of certain higher-margined products within the MCU product line.

SELLING AND MARKETING EXPENSE

For the first nine months of 1997, selling and marketing expense totaled $3,666,999 compared to $3,385,308 for the first nine months of 1996, representing an increase of $281,691, or 8.3%. The increase is due to the addition of new personnel associated with the expansion of customer technical support, expansion of marketing and communication functions and the development of domestic and international markets. As a percentage of revenues, selling and marketing expense decreased to 11.4% in the first nine months of 1997 from 12.5% for the same period of 1996. The decrease was due primarily to the increased revenue base discussed above.

GENERAL AND ADMINISTRATIVE EXPENSE

For the first nine months of 1997, general and administrative expense totaled $2,691,834 compared to $1,746,702 for the first nine months of 1996, representing an increase of $945,132, or 54.1%. The increase in general and administrative expense primarily reflects the addition of personnel to support expanded business requirements for accounting, legal, operations, investor relations and administrative support, as well as increased international travel costs. As a percentage of revenues, general and administrative expense increased to 8.4% for the first nine months of 1997 from 6.4% for the same period of 1996.

RESEARCH AND DEVELOPMENT EXPENSE

For the first nine months of 1997, research and development expense totaled $4,183,425 compared to $2,635,778 for the first nine months of 1996, representing an increase of $1,547,647, or 58.7%. The increase was due to engineering and development costs associated with the addition of new personnel, as well as other costs associated with new product development. As a percentage of revenues, research and development expense increased to 13.0% in the first nine months of 1997 from 9.7% for the first nine months of 1996.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income. For the first nine months of 1997, interest and other income was $637,252 compared to $478,810 for the first nine months of 1996, representing an increase of $158,442, or 33.1%. This was primarily attributable to increased interest income, which resulted from an overall increase in funds available for investment between comparable periods.

PROVISIONS FOR INCOME TAXES

The provision for income taxes for the first nine months of 1997 was $2,903,274 which was an increase of $480,579, or 19.8%, from $2,422,695 for the first nine months of 1996. The effective tax rate was 37.6% for the first nine months of 1997 versus 37.9% for the comparable period in the prior year. The increased provision for income taxes was primarily due to increased earnings levels of the Company between comparable periods, while the decrease in effective tax rate reflects the estimated benefit related to R&D tax credits which are available during the entire year of 1997 but were not available during the first half of 1996.

NET INCOME

For the first nine months of 1997, net income was $4,819,677 compared to $3,965,342 for the first nine months of 1996, representing an increase of $854,335, or 21.5%. Fully diluted earnings per common share of $.81 for the first nine months of 1997 increased by $.14, or 20.9%, from the $.67 per share earned in the first nine months of 1996. Fully diluted weighted average common and common equivalent shares outstanding were 5,956,921 in the first nine months of 1997 compared to 5,919,579 in the first nine months of 1996. As a percentage of revenues, net income for the first nine months of 1997 increased to 15.0% from 14.6% in the comparable period in the prior year.

                        LIQUIDITY AND CAPITAL RESOURCES

At September 27, 1997, the Company had working capital of $33,009,688, which represented an increase of $5,778,057, or 21.2%, from the $27,231,631 of working capital as of December 31, 1996. The increase in working capital can be attributed primarily to operating cash flow (income from operations before depreciation and amortization) exceeding requirements for purchases of property and equipment. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

The Company made capital expenditures of $901,569 in the first nine months of 1997 and were primarily related to test fixtures and development systems, computer and office equipment for increased staff, as well as leasehold improvements made to the Company's facilities. The Company presently has no material capital expenditure commitments.

As of and through September 27, 1997, the Company had not borrowed any amounts against its $2,500,000 available bank line of credit. The credit agreement has been extended to June 30, 1998 on terms similar to those previously in effect.

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

                                    BACKLOG

The Company's backlog consists of firm customer purchase orders for the Company's various products. As of September 27, 1997 the Company had a backlog of $1,823,785 compared to $912,507 at December 31, 1996 and $1,385,102 at June
28, 1997. The increase in backlog for the quarter occurred due to customer orders exceeding product shipments during the period, resulting in part from increased order levels compared to the previous quarter. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           None.

ITEM 2.    CHANGES IN SECURITIES
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None.

ITEM 5.    OTHER INFORMATION
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

           The following exhibits are being filed with this report:

           Exhibit
           Number                   Description
           ------                   -----------
           10.1                     Change in Control Agreement, entered
                                    into July 17, 1997 between the Company and
                                    Timothy O'Brien, together with a schedule
                                    listing substantially a similar agreement
                                    with Joe O'Brien.

           10.2                     Stock Option Agreement entered into October
                                    15, 1997 between the Company and Mark
                                    Peterson, together with a schedule listing substantially similar agreements with John
                                    Benedict, Bradley N. Dinger, Joe O'Brien and
                                    Timothy O'Brien.

           10.3                     Amendment , dated February 21, 1997, to
                                    Technical Information Agreement relating to
                                    Metallic Channel Units Types A and B, dated
                                    February 1, 1993, between American Telephone and Telegraph Company ("AT&T") (licensor) and the Company (licensee).

           11.1                     Statement re Computation of Per Share Earnings

           15                       Letter re unaudited interim financial information

           27                       Financial Data Schedule

(b)        Reports on Form 8-K:

         The Company did not file any Current Report on Form 8-K during the quarter ended September 27, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TOLLGRADE COMMUNICATIONS, INC.
                                             (REGISTRANT)

Dated:   November 10, 1997                   /S/ CHRISTIAN L. ALLISON
                                             ----------------------------------
                                             CHRISTIAN L. ALLISON
                                             CHIEF EXECUTIVE OFFICER & DIRECTOR

Dated:   November 10, 1997                   /S/ SAMUEL C. KNOCH
                                             ----------------------------------
                                             SAMUEL C. KNOCH
                                             CHIEF FINANCIAL OFFICER

Dated:   November 10, 1997                   /S/ BRADLEY N. DINGER
                                             ----------------------------------
                                             BRADLEY N. DINGER
                                             CONTROLLER

                                 EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

           Exhibit
           Number                   Description
           ------                   -----------
           10.1                     Change in Control Agreement, entered
                                    into July 17, 1997 between the Company and
                                    Timothy O'Brien, together with a schedule
                                    listing substantially a similar agreement
                                    with Joe O'Brien.

           10.2                     Stock Option Agreement entered into October
                                    15, 1997 between the Company and Mark
                                    Peterson, together with a schedule listing substantially similar agreements with John
                                    Benedict, Bradley N. Dinger, Joe O'Brien and
                                    Timothy O'Brien.

           10.3                     Amendment , dated February 21, 1997, to
                                    Technical Information Agreement relating to
                                    Metallic Channel Units Types A and B, dated
                                    February 1, 1993, between American Telephone and Telegraph Company ("AT&T") (licensor) and the Company (licensee).

           11.1                     Statement re Computation of Per Share Earnings

           15                       Letter re unaudited interim financial information

           27                       Financial Data Schedule