Form 10-K
period 1997-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1998-03-25
CIK 1002531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
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

Registrant's telephone number, including area code: 724-274-2156

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

The Registrant estimates that as of March 13, 1998, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates (excluding for purposes of this calculation only, 751,355 shares of Common Stock held of record or beneficially by the executive officers and directors of the Registrant as a group) of the Registrant was $107,473,112.

As of March 13, 1998, the Registrant had outstanding 5,853,936 of its Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                   Parts of Form 10-K into which
Document                                              Document is incorporated
--------                                              ------------------------

Portions of the Annual Report to Shareholders
 for the year ended December 31, 1997                        II and IV

Portions of the Proxy Statement to be distributed
 in connection with the 1998 Annual
 Meeting of Shareholders                                        III

                                     PART I


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation," and statements incorporated by reference into this Form 10-K from the 1997 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Tollgrade Communications, Inc.'s (the "Company") present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors which specifically related to the Company's business include the following: rapid technological change along with the need to continually develop new products; dependence on a single product line; competition; dependence on key employees; management of Company's growth; dependence on certain customers; dependence on certain suppliers; proprietary rights and risks of third party claims of infringement; and government regulation.

ITEM 1. BUSINESS.

             The Company was incorporated in Pennsylvania in 1986 and began operations in 1988. Its principal offices are located at 493 Nixon Road, Cheswick, Pennsylvania 15024 and its telephone number is (724) 274-2156.

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

             POTS line test systems, located at telephone companies' central offices, diagnose problems in the "local loop", which is the portion of the telephone network which connects end users to a telephone company's central office, and is comprised primarily of copper wireline. The ability to remotely test reduces the time needed to identify and resolve problems and eliminates or reduces the cost of dispatching a technician to the problem site. Most POTS line test systems were designed for use over copper wireline only, so that the introduction of fiber-optic technology into the local loop renders it inaccessible to these test systems. The Company's metallic channel unit ("MCU(R)") products solve this problem by extending test-system access through the fiber-optic portion into the copper portion of the local loop.

             Products. The Company's MCU products plug into the digital loop carrier ("DLC") systems that are large systems manufactured by equipment vendors such as AT&T, that are used by telephone companies to link the copper and fiber-optic portions of the local loop. DLC systems are located at the telephone company central offices and at remote sites within a local user area, and effectively multiplex the services of the copper lines into a single fiber-optic line. In many instances, several DLC systems are located at a single remote site to serve several thousand different end-user homes and offices. Generally, for every DLC remote site, two MCU line testing products are deployed. To ensure compatibility with these DLC systems, the Company pays royalties pursuant to license agreements for the use of proprietary design integrated circuits ("PDICs"). The PDICs are the design and property of the DLC system manufacturer from which they are purchased. The Company maintains license agreements with and pays royalties to

Lucent Technologies, Fujitsu Network Transmission Systems, Inc., NEC American, Inc. and Reliance Comm/Tec Corporation. In general, the current terms for expiration of these agreements range at various times between August 1998 and an indefinite duration, with renewal provisions (unless earlier terminated) for periods of between one and five years. In addition, certain of these agreements can be terminated prior to renewal. The Company incurred $1,075,800, $1,893,000 and $2,014,000, respectively in 1995, 1996 and 1997 as royalties under the license agreements, which royalties are calculated either based on a percentage of the list price of MCU products or a fixed amount per unit which incorporate the technology licensed under each such agreement.Certain of the license agreements require the Company to maintain the confidentiality of the licensor's proprietary information and/or the terms and conditions of the agreement itself. In addition, the Company maintains license agreements which do not contain royalty provisions with Advanced Fibre Communications, DSC Technologies Corporation, Northern Telecom Inc., UTSTARCOM, Inc., and most recently entered into license agreements with Next Level Communications and SAT Division Reseaux et Telecommunications (a French Corporation) for which products are still in the early phase of development. The expiration dates of these agreements range at various times between July 1998 and November 2004, with renewal provisions (unless earlier terminated) for periods of one or more years. Future license agreements entered into by the Company may contain terms comparable to, or materially different than, the terms of existing agreements as competitive and other conditions warrant. The loss of PDICs license agreements or the inability of the Company to maintain an adequate supply of PDICs could have a material adverse effect on the Company's business. Other MCU technology is also used with home and business alarm systems. As with home service line testing, home alarm systems must be monitored from the alarm company's headquarters along a hybrid copper and fiber-optic line. The Company's alarm-related MCU products are used to facilitate the transport of analog alarm signals from subscriber homes to alarm company monitoring stations across the hybrid telephone network. These units plug into equipment at both central office and remote locations. MCU products accounted for more than 93%, 93% and 94% of the Company's sales in 1995, 1996 and 1997, respectively. In addition, the Company has recently entered into a license agreement with C-Cor Electronics, Inc. (a cable television systems developer) in which the Company will develop and subsequently provide its status monitoring transponder technology that will be incorporated into C-Cor's cable network management system.


             Product and Technology Development. The Company's product development personnel are organized into teams, each of which is effectively dedicated to a specific product line(s) or technology. Each product team also implements the Company's ongoing "value engineering" programs which are designed to replace the Company's products with successive generations having additional features and/or lower costs. The Company continuously monitors developing technologies and introduces products as defined standards and markets emerge. In addition, the Company continues to investigate the development of new applications for its MCU technology and other technologies to service the telecommunications industry. During 1995, 1996 and 1997, research and development expenses were approximately $2,637,000, $3,921,000 and $5,945,000, respectively.

             Proprietary Rights. The names "Tollgrade(R)", "MCU(R)" and "Micro-Bank(R)", and the Company's corporate logo are registered trademarks of the Company. "Team TollgradeSM" is a service mark of the Company and "Lighthouse(TM)", "Digitest(TM)" and "Telaccord(TM)" are trademarks for which registration has been applied. The Company has obtained three patents on the MCU products with expiration dates ranging from 2010 to the year 2014. In addition, the Company has five U.S. provisional and two international patent cooperation treaty ("PCT") patent applications pending. The Company will seek additional patents from time to time related to its research and development activities. The Company protects its trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.

             Customers. The Company's primary customers are the five regional Bell operating companies ("RBOCs"), which are Ameritech Corporation, Bell Atlantic Corporation, BellSouth Corporation, SBC Communications Inc., and US WEST Inc., as well as major independent telephone companies such as Sprint and Southern New England Telephone Company. Historically, almost all of the Company's sales have been made to the RBOCs (86% in 1997). Bell Atlantic Corporation and BellSouth Corporation accounted for 30% and 24%, respectively, of the Company's total sales in 1997. The Company's relationships with its customers are material to the Company's business, and the loss of any such relationship could have a material adverse effect on the Company's business.

             Manufacturing. The Company's manufacturing operations consist primarily of quality control, functional testing, final assembly, burn-in and shipping. During 1997, the Company received ISO 9001 registration from British Standards Institution, Inc. ISO 9000 is a harmonized set of standards that define quality assurance management. Written by the International Organization for Standardization ("ISO"), it is recognized throughout the United States, Canada, the European Union and Japan. To be registered, the Company developed and maintains internal documentation and processes to support the production of quality products to ensure customer satisfaction.

             For a portion of 1997 and prior years, the Company utilized one key independent subcontractor to perform a majority of the circuit board assembly and in-circuit testing work on its products. The Company also utilized other subassembly contractors on a more limited basis. During the third quarter, 1997, the key subcontractor notified the Company that its services would be phased out, at the latest, during early 1998. The Company is in the process of phasing out the use of that subcontractor, and is now utilizing two other subassembly subcontractors that had been utilized by the Company on a more limited basis in the past. The loss of the subcontractors could cause delays in the Company's ability to meet production obligations and could have a material adverse effect on the Company's results of operations. In addition, shortages of raw material to, or production capacity constraints at, the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and result in increased prices for affected parts. Any such reduction may result in delays in shipments of the Company's products or increases in the price of components, either of which could have a material adverse impact on the Company.

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


             Backlog. The Company's backlog at December 31, 1997 was approximately $1.6 million, as compared to approximately $0.9 million at December 31, 1996. The increase was due largely to the receipt of certain orders under Original Equipment Manufacturer ("OEM") arrangements scheduled for shipment in the first quarter of 1998 and beyond. The Company includes in backlog all firm purchase orders for products regardless of their ship date. Because of the quick turnaround that the customers expect on their orders, which is sometimes one to two weeks, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues expected for any future period.

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

             Employees. At December 31, 1997 the Company had 205 full-time employees, all in the United States. None of the Company's employees is represented by a collective bargaining agreement.

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

ITEM 2.  PROPERTIES.

             The Company's headquarters and principal administrative, engineering and assembly facilities are located in Cheswick, Pennsylvania and occupy approximately 67,000 square feet. The Company occupies its current facilities under a lease that expires in December, 1998 with successive options to renew through 2010. The Company believes that its current facilities are adequate to support its present level of operations and there is ample room to support continued sales growth for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

             There are currently no outstanding or pending material legal proceedings with respect to the Company or its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             During the fourth quarter of 1997, there were no matters submitted to a vote of security holders through solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF THE COMPANY

Information relating to the executive officers of the Company as of January 31, 1998 is set forth below:


R. Craig Allison                     Chairman of the Board since April 1990;
                                     also Chief Executive Officer from April
                                     1990 until September 1995; Director since
                                     1986; father of Christian L. Allison, Chief
                                     Executive Officer; Age 57.

Christian L. Allison                 Chief Executive Officer since September
                                     1995; Treasurer from May 1992 until April
                                     1997; President from October 1993 until
                                     September 1995; prior thereto, Chief
                                     Operating Officer; Director since 1992; son of R. Craig Allison, Chairman of the Board;
                                     Age 37.

Sara M. Antol                        Chief Counsel and Secretary since April
                                     1996; prior thereto, employed by the law firm of Babst, Calland, Clements and Zomnir
                                     P.C.; Age 36.

Robert L. Cornelia                   Executive Vice President, Operations since
                                     May 1996; Vice President, Manufacturing
                                     from October 1993 until May 1996; prior
                                     thereto, Production Manager; Age 35.

Bradley N. Dinger                    Controller since September 1996; prior
                                     thereto Assistant Controller of AMSCO
                                     International, Inc. (manufacturer of health care equipment) from May 1993 until September 1996; prior thereto, Corporate
                                     Accounting Manager of AMSCO; Age 35.

Herman Flaminio                      Executive Vice President, Marketing
                                     Services, Planning and Technical Support since July 1997; Senior Vice President,
                                     Marketing and Strategic Products from
                                     October 1993 to June 1997; prior thereto,
                                     Director of Marketing, Technical Support and Planning; brother of Rocco L. Flaminio,
                                     Vice Chairman, Chief Technology Officer and a Director; Age 58.

Rocco L. Flaminio                    Vice Chairman and Chief Technology Officer
                                     since October 1993; prior thereto,
                                     President; Director since December 1995;
                                     brother of Herman Flaminio, Senior Vice
                                     President; Age 73.


Mark C. Frey                         Senior Vice President, Engineering since
                                     1993; prior thereto, Vice President,
                                     Engineering; Age 44.

Joseph P. Giannetti                  Vice President, Human Resources, Safety and
                                     Security since June 1995; Director of
                                     Safety and Environmental on a part-time
                                     basis from June 1993 until June 1995; prior thereto, worked on a contract basis for Pittsburgh Applied Research Corporation (a contractor in research and development services); Age 61.

Frederick J. Kiko                    Senior Vice President, Design Engineering
                                     since 1988; Age 54.

Samuel C. Knoch                      Chief Financial Officer since August 1996;
                                     Treasurer since April 1997; Controller of
                                     AMSCO International, Inc. (manufacturer of health care equipment) from October 1994 until August 1996; Director of Internal
                                     Audit at AMSCO from June 1993 until October
                                     1994; prior thereto, employed by the
                                     accounting firm of Arthur Andersen & Co.;
                                     Age 42.

Geoffrey W. Lea                      Vice President, Sales N.A./L.A. since July
                                     1997;Vice President, Marketing & Special
                                     Assignment Sales Administration from August
                                     1996 to June 1997; Vice President, Sales from September 1995 until August 1996; Vice
                                     President, Marketing from January 1995
                                     until September 1995; prior thereto,
                                     Regional Sales Manager for ADC
                                     Telecommunications Inc.(a manufacturer of telecommunications equipment); Age 39.

Gregory M. Nulty                     Vice President, Marketing since December
                                     1994; prior thereto, Senior Product Manager for Pulse Communications, Inc. ( a DLC system vendor and subsidiary of Hubbel, Inc.); Age 44.

Joseph G. O'Brien                    Senior Vice President, Organizational
                                     Development since October 1997; Director of
                                     Employee Development from April 1997 until
                                     October 1997; Coordinator, Elderberry
                                     Junction, Goodwill Industries (a charitable organization) from May 1995 until April
                                     1997; Director of Public Relations of
                                     Goodwill Industries from June 1994 until
                                     May 1995; prior thereto, Roman Catholic
                                     Priest, Diocese of Greensburg,
                                     Pennsylvania; Age 38.

Timothy D. O'Brien                   Director of Communications since August
                                     1997; Vice President of Ketchum Public
                                     Relations ( a public relations firm) from November 1995 until August 1997; prior thereto, Account Supervisor at Ketchum; Age
                                     37.

Mark B. Peterson                     Executive Vice President, Sales since
                                     October 1997; prior thereto, Testing
                                     Application Group product manager (MLT and Switched Access Remote Test Systems (SARTS) product lines) of Lucent Technologies (a manufacturer of communication systems, software and products and formerly AT&T
                                     Bell Laboratories) from October 1995 until
                                     October 1997; prior thereto, various other management level positions at Lucent in systems engineering, hardware design, system test and product manaagement; Age
                                     37.

Matthew J. Rosgone                   Vice President, Purchasing since July 1996;
                                     Director of Purchasing from July 1995 until
                                     July 1996; prior thereto, Buyer; Age 29.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         Information relating to the market for the Company's Common Stock and other matters related to the holders thereof is set forth under the caption "Common Stock Market Prices" on page 26 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

         A summary of selected financial data for the Company, including each of the last five fiscal years in the period ended December 31, 1997, is set forth under the caption "Selected Consolidated Financial Data" on page 6 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A discussion of the Company's financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 11 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements, together with the report thereon of Coopers & Lybrand L.L.P., are set forth on pages 13 through 25 of the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference. Such financial statements and supplementary data are listed in
Item 14(a) (1), "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         In addition to the information reported in Part I of this Form 10-K, under the caption "Executive Officers of the Company", the information required by this item appears beneath the captions "Election of Directors" and "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information relating to executive compensation is set forth beneath the caption "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to the security ownership of beneficial owners of 5% or more of the Common Stock and of the executive officers and directors of the Company is set forth under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions is set forth beneath the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements and supplementary data are incorporated in Item 8 of Part II of this Form 10-K by reference to pages 12 through 26 of the Company's 1997 Annual Report to Shareholders, which are incorporated herein by reference:

         Statement of Management's Responsibility for Financial Reporting, dated January 27, 1998
         Report of Independent Accountants, dated January 27, 1998
         Consolidated Balance Sheets at December 31, 1996 and 1997
         Consolidated Statements of Operations for the three years ended December 31, 1997
         Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1997
         Consolidated Statements of Cash Flows for the three years ended December 31, 1997
         Notes to Consolidated Financial Statements
         Statements of Operations Data by Quarter

(a)(2) The following financial statement schedule is included herewith on page 15 and made a part hereof:

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

10.15*          Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-
                Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, filed as
                Exhibit 10.15 of Form 10-K for the year ended December 31, 1996 ("the 1996 Form 10-K").

10.16*          Change in Control Agreement, entered into May 30, 1996 between the Company and Sara M.
                Antol, together with a schedule listing substantially identical agreements with Robert Cornelia, Ruth
                Dilts, Herman Flaminio, Rocco Flaminio, Mark Frey, Joseph Giannetti,  Samuel Knoch, Goeffrey
                Lea, Gregory Nulty and Matthew Rosgone,  filed as Exhibit 10.1 of the Report on Form 10-Q of the Company filed on August 13, 1996.

10.17*          Change in Control Agreement, entered into September 9, 1996 between the Company and Bradley
                N. Dinger, filed as Exhibit 10.1 of the Report on Form 10-Q of the Company filed on November
                12, 1996.

10.18*          Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-
                Term Incentive Compensation Plan, filed as Exhibit 10.2 of the Report on Form 10-Q of the
                Company filed on November 12, 1996.

10.19*          Form of Non-employee Stock Option Agreement entered into December 13, 1996 and December
                30, 1997 between the Company and Lawrence Arduini, filed as Exhibit 10.19 of the 1996 Form 10-
                K.

10.20*          Amendment to Employment Agreements, dated as of December 13, 1996, between the Company and
                R. Craig Allison and Christian L. Allison, filed as Exhibit 10.20 of the 1996 Form 10-K.

10.21*          Amendment to Employment Agreements, dated as of December 13, 1997, between the Company and
                R. Craig Allison and Christian L. Allison, filed herewith.

10.22*          Change of Control Agreement, entered into July 17, 1997 between the Company and Timothy
                O'Brien, together with a schedule listing substantially a similar agreement with Joseph O'Brien incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q of the Company filed on
                November 10, 1997.

10.23               Amendment, dated February 21, 1997, to Technical Information Agreement relating to Metallic
                    Channel Units Types A and B, dated February 1, 1993, between American Telephone and Telegraph
                    Company ("AT&T") (licensor) and the Company (licensee) incorporated by reference to Exhibit
                    10.3 of the Report on Form 10-Q of the Company filed on November 10, 1997.

10.24*              Change of Control Agreement, entered into October 15, 1997 between the Company and Mark B.
                    Peterson, filed herewith.

10.25*              Form of Non-employee Director Stock Option Agreement with respect to the Company's 1995
                    Long-Term Incentive Compensation Plan, filed herewith.

11.1                Statement re:  Computation of Per Share Earnings, filed herewith.

13.1                Company's 1997 Annual Report to Shareholders, filed herewith.

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

(b) Reports on Form 8-K filed during the quarter ended December 31, 1997.

             None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 23, 1998.

                                            TOLLGRADE COMMUNICATIONS, INC.


                                            By /s/CHRISTIAN L. ALLISON
                                                  ---------------------
                                                  Christian L. Allison
                                                  Chief Executive Officer


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 23, 1998.

           SIGNATURE                                                             TITLE
           ---------                                                             -----
/s/R. CRAIG ALLISON                                                    Chairman of the Board
-------------------------------------------------
    R. Craig Allison

 /s/CHRISTIAN L. ALLISON                                               Director, Chief Executive Officer,
-------------------------------------------------                      (Principal Executive Officer)
    Christian L. Allison

/s/JAMES J. BARNES                                                     Director
-------------------------------------------------
    James J. Barnes

/s/DANIEL P. BARRY                                                     Director
-------------------------------------------------
    Daniel P. Barry

/s/ROCCO L. FLAMINIO                                                   Director, Vice Chairman
-------------------------------------------------                      and Chief Technology Officer
    Rocco L. Flaminio

/s/RICHARD H. HEIBEL, M.D.                                             Director
-------------------------------------------------
    Richard H. Heibel, M.D.

 /s/ROBERT W. KAMPMEINERT                                              Director
-------------------------------------------------
    Robert W. Kampmeinert

/s/SAMUEL C. KNOCH                                                     Chief Financial Officer and Treasurer
-------------------------------------------------                      (Principal Financial Officer)
    Samuel C. Knoch

/s/BRADLEY N. DINGER                                                   Controller
-------------------------------------------------                      (Principal Accounting Officer)
    Bradley N. Dinger

                        Report of Independent Accountants



To the Board of Directors
Tollgrade Communications, Inc.:



Our report on the consolidated financial statements of Tollgrade Communications, Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 13 of the 1997 Annual Report to Shareholders of Tollgrade Communications, Inc. and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 9 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presently fairly, in all material respects, the information required to be included therein.



                                              /s/ COOPERS & LYBRAND L.L.P.


Pittsburgh, Pennsylvania
January 27, 1998

                                                                     SCHEDULE II

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1995, 1996 and 1997
                                 (In thousands)

Col. A                                Col. B                             Col. C            Col. D           Col. E
------                               ---------                           ------            ------           ------
                                                               Additions
                                    Balance at          ---------------------------
                                     Beginning          Charged to     Charged to                         Balance at
                                      of Year            Expense     Other Accounts      Deductions       End of Year
                                      -------            -------     --------------      ----------       -----------
Inventory reserve:
   Year ended December 31, 1995         $ 60              $ 60             $ --            $--               $120
   Year ended December 31, 1996          120                95               --             --                215
   Year ended December 31, 1997          215                --               --            (36)               179

Allowance for doubtful accounts:
   Year ended December 31, 1995         $ --              $ --             $ --            $--               $ --
   Year ended December 31, 1996           --                --               --             --                 --
   Year ended December 31, 1997           --                50               --             --                 50

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

10.15               Form of Stock Option Agreement dated December 14, 1995
                    and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, filed as
                    Exhibit 10.15 of Form 10-K for the year ended December 31, 1996
                    ("the 1996 Form 10-K").                                                                      *

10.16               Change in Control Agreement, entered into May 30, 1996
                    between the Company and Sara M. Antol, together with a
                    schedule listing substantially identical agreements with Robert Cornelia,
                    Ruth Dilts, Herman Flaminio, Rocco Flaminio, Mark Frey,
                    Joseph Giannetti, Samuel Knoch, Goeffrey Lea,
                    Gregory Nulty and Matthew Rosgone, filed as Exhibit 10.1 of the Report on
                    Form 10-Q of the Company filed on August 13, 1996.                                           *

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

10.19               Form of Non-employee Stock Option Agreement entered into
                    December 13, 1996 and December 30, 1997 between the Company
                    and Lawrence Arduini, filed as Exhibit 10.19 of the 1996 Form 10-K.                          *

10.20               Amendment to Employment Agreements, dated as of
                    December 13, 1996, between the Company and R. Craig Allison
                    and Christian L. Allison, filed as Exhibit 10.20 of the 1996 Form 10-K.                      *

10.21               Amendment to Employment Agreements, dated as of December 13,
                    1997, between the Company and R. Craig Allison and Christian
                    L. Allison, filed herewith.

10.22               Change of Control Agreement, entered into July 17, 1997
                    between the Company and Timothy O'Brien, together with a
                    schedule listing substantially a similar agreement with
                    Joseph O'Brien incorporated by reference to Exhibit 10.1 of
                    the Report on Form 10-Q of the Company filed on November 10, 1997.                           *

10.23               Amendment, dated February 21, 1997, to Technical Information Agreement relating to Metallic Channel Units Types A and B, dated
                    February 1, 1993, between American Telephone and Telegraph
                    Company ("AT&T") (licensor) and the Company (licensee) incorporated by reference to Exhibit 10.3 of the Report on Form 10-Q of the Company
                    filed on November 10, 1997.                                                                  *

10.24               Change of Control Agreement, entered into October 15, 1997 between the
                    Company and Mark B. Peterson, filed herewith.

10.25 Form of Non-employee Director Stock Option Agreement with respect to the Company's Long-Term Incentive Compensation
                    Plan, filed herewith.

11.1                Statement re:  Computation of Per Share Earnings, filed herewith.

13.1                Company's 1997 Annual Report to Shareholders, filed herewith.

21.1                List of subsidiaries of the Company, filed as
                    Exhibit 21.1 to the S-1 and incorporated herein
                    by reference thereto.                                                                        *

23.1                Consent of Coopers & Lybrand L.L.P., filed herewith.

27                  Financial Data Schedule

----------
 * Incorporated by reference.