Form 10-Q
period 1998-03-28
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1998-05-12
CIK 1002531

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                         -------------------------------
                                    FORM 10-Q
(Mark One)

      [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

                  For the quarterly period ended March 28, 1998

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

                                  724-274-2156
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X         No
                            -------         -------

      As of April 17, 1998, there were 5,836,066 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

--------------------------------------------------------------------------------

        This report consists of a total of 17 pages. The exhibit index is at page 15.

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 28, 1998



                                TABLE OF CONTENTS
                                -----------------


PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
------------------------------                                                                    --------

ITEM 1  --    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 28, 1998
              AND DECEMBER 31,1997 ......................................................................3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH
              PERIODS ENDED MARCH 28, 1998 AND MARCH 29, 1997 ...........................................4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH
              PERIODS ENDED MARCH 28, 1998 AND MARCH 29, 1997 ...........................................5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................6

              REPORT OF INDEPENDENT ACCOUNTANTS..........................................................8

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

SIGNATURE...............................................................................................14

EXHIBIT INDEX...........................................................................................15

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)
                                                                               MARCH 28, 1998         DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                               $  4,854,547           $  3,183,944
         Short term investments                                                    13,640,065             15,666,626
         Accounts receivable:
                  Trade                                                             7,004,641              7,884,683
                  Other                                                               280,636                517,090
         Inventories                                                               13,076,328             12,101,114
         Prepaid expenses and deposits                                              1,122,524                409,252
         Deferred tax asset                                                           213,216                213,216
-------------------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT ASSETS                                                40,191,957             39,975,925

Long-term investments                                                               2,120,000                600,000
Property and equipment, net                                                         3,387,600              3,001,824
Deferred tax asset                                                                    126,895                126,895
Patents and other assets                                                                7,488                  8,568
-------------------------------------------------------------------------------------------------------------------------
               TOTAL ASSETS                                                      $ 45,833,940           $ 43,713,212
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                        $  1,784,850           $    959,185
         Accrued expenses                                                           1,276,627              1,091,990
         Accrued salaries and wages                                                   519,679              1,529,525
         Royalties payable                                                            541,484                878,780
         Income taxes payable                                                         693,843                946,233
-------------------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT LIABILITIES                                            4,816,483              5,405,713

Deferred income                                                                       292,000                     --
Deferred tax liability                                                                206,116                206,116
-------------------------------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES                                                    5,314,599              5,611,829
SHAREHOLDERS' EQUITY:
         Common stock, $.20 par value; authorized shares, 7,000,000;
             issued 5,853,957 and 5,727,350, respectively                           1,170,791              1,145,470
         Additional paid-in capital                                                26,404,340             25,232,315
         Treasury stock, at cost, 17,500 and 3,200 shares, respectively              (307,778)               (70,355)
         Unearned compensation                                                        (22,459)               (35,934)
         Retained earnings                                                         13,274,447             11,829,887
-------------------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                40,519,341             38,101,383
-------------------------------------------------------------------------------------------------------------------------

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 45,833,940           $ 43,713,212
-------------------------------------------------------------------------------------------------------------------------


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------------------

                                                                                FOR THE
                                                                           THREE MONTHS ENDED
                                                                  MARCH 28, 1998            MARCH 29, 1997
----------------------------------------------------------------------------------------------------------------------

REVENUES                                                          $ 10,763,840            $ 8,619,406

COST OF PRODUCT SALES                                                4,355,312              3,789,366
----------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                         6,408,528              4,830,040
---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:

      Selling and marketing                                          1,621,884              1,046,189

      General and administrative                                     1,089,707                830,287

      Research and development                                       1,628,002              1,241,254
----------------------------------------------------------------------------------------------------------------------
          Total operating expenses                                   4,339,593              3,117,730
----------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                               2,068,935              1,712,310

      Interest and other income, net                                   188,625                176,988
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                           2,257,560              1,889,298

      Provision for income taxes                                       813,000                710,005

----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $  1,444,560            $ 1,179,293
----------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE INFORMATION:

Weighted average shares of common stock and equivalents:

      Basic                                                          5,777,666              5,631,878

      Diluted                                                        5,956,313              5,975,675
----------------------------------------------------------------------------------------------------------------------

Net income per common and common equivalent shares:

      Basic                                                       $        .25            $       .21

      Diluted                                                     $        .24            $       .20
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

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 FOR THE THREE MONTHS ENDED
                                                                                          MARCH 28, 1998         MARCH 29, 1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $ 1,444,560           $ 1,179,293
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            295,282               231,776
      Deferred income taxes                                                                         --                    46
      Compensation expense for restricted stock                                                 13,475                13,767
Changes in assets and liabilities:
      Decrease in accounts receivable-trade                                                    880,042               859,397
      Decrease (increase) in accounts receivable-other                                         236,454               (18,029)
      (Increase) decrease in inventories                                                      (975,214)              422,024
      (Increase) decrease in prepaid expenses and deposits                                    (713,272)              191,654
      Increase (decrease) in accounts payable                                                  825,665            (1,039,726)
      Increase (decrease) in accrued expense and royalties payable                             139,341              (568,718)
      Decrease in accrued salaries and wages                                                (1,009,846)             (393,810)
      (Decrease) increase in income taxes payable                                             (252,390)              291,711
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                            884,097             1,169,385
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Redemption/maturity of short-term investments                                          3,493,387             2,996,189
      Purchase of short-term investments                                                    (2,986,826)           (2,052,959)
      Capital expenditures                                                                    (679,978)             (325,593)

------------------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities                                 (173,417)              617,637
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the exercise of stock options including related tax benefits             1,197,346               117,085
      Purchase of treasury stock                                                              (237,423)                   --
------------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                                959,923               117,085
------------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                    1,670,603             1,904,107

Cash and cash equivalents at beginning of period                                             3,183,944             4,591,273
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $ 4,854,547           $ 6,495,380
------------------------------------------------------------------------------------------------------------------------------------


          The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month period ended March 28, 1998 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 28,1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.       INVENTORY

At March 28, 1998 and December 31, 1997 inventory consisted of the following:

                                                                 March 28,                December 31,
                                                                    1998                      1997
                                                               -----------                -----------
         Raw materials ...................................     $ 4,894,379                $ 5,738,576
         Work in progress.................................       6,203,735                  5,070,113
         Finished goods...................................       1,978,214                  1,292,425
                                                               -----------                 ----------
                                                               $13,076,328                $12,101,114
                                                               ===========                ===========

3.       INVESTMENTS

Short-term investments at March 28, 1998, and December 31, 1997, consisting of individual U.S. Government and municipal bonds are stated at cost, which approximated market value. These securities have a maturity of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a reserve for future business purposes, including possible acquisitions and capital expenditures and to meet working capital requirements. Long-term investments are comprised of individual municipal bonds with a maturity of more than one year but less than eighteen months.


4.       NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This Statement, which is effective for financial statements for fiscal years beginning after December 15, 1997, requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

 Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. This Statement, which is effective for financial statements for fiscal years beginning after December 15, 1997, also establishes standards for related disclosures about products and services, geographic areas and major customers.

 The Company has adopted both of the above standards in the first quarter of 1998 and the standards did not impact the financial position and results of operations of the Company in the first quarter of 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors of
Tollgrade Communications, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of March 28, 1998, and the related condensed consolidated statements of operations and cash flows for the three-months ended March 28, 1998, and March 29, 1997. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Coopers & Lybrand L.L.P.

Pittsburgh, Pennsylvania
April 13, 1998

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
------------------------------------------------------------
          OPERATIONS AND FINANCIAL CONDITION
          ----------------------------------

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the following Management's Discussion and Analysis of Results of Operations and Financial Condition which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Results actually achieved thus may differ materially from expected results included in these statements. Those factors which specifically related to the Company's business include the following: rapid technological change along with the need to continually develop new products; dependence on a single product line; competition; dependence on key employees; management of Company's growth; dependence on certain customers and consolidation efforts within the Companies primary customer base; dependence on certain suppliers; fluctuations in operating results; proprietary rights and risks of third party claims of infringement; and government regulation.

IMPACT OF THE YEAR 2000 ISSUE
The Company is currently assessing whether its existing computer systems will properly utilize dates beyond December 31, 1999. If modifications are required for its existing systems and the modifications are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company. The company believes that it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company plans to engage in formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue.

There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

OVERVIEW
The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports proprietary products which enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service (POTS) lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 91% of the Company's revenue for the first quarter ended March 28,1998 and will continue to account for a majority of the Company's revenues for the foreseeable future.

The Company's product sales are primarily to the five Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies such as Sprint and to certain digital loop carrier ("DLC") equipment manufacturers. For the first quarter ended March 28, 1998, approximately 87% of the Company's total revenue was generated from sales to these five RBOCs, the two largest of which comprised approximately 59% of revenues. The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from, and shipments to, the RBOCs. This timing is particularly sensitive to various business factors within each of the RBOC's, including the RBOC's relationships with their various organized labor groups. Certain contracts concerning the RBOC's organized employees are subject to renegotiation during the third quarter of 1998 . The impact, if any, on the timing of RBOC ordering of the Companies products related to a work disruption within the RBOC's cannot be determined.

Management believes that during fiscal year 1998 there is a possibility that one of the Company's major customers will have satisfied a substantial portion of its requirements for certain of the Company's product lines. Management is focusing on the development of new product lines to meet the requirements of this and other customers.

Although international sales to date have not been significant, the Company believes certain international markets offer opportunities. The Company intends to focus additional sales, marketing and development resources on increasing its international presence; however, there can be no assurance that these efforts will be successful or that the Company will achieve significant international sales.

The Company believes that continued growth will depend on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percent of revenues were approximately 15% for the first quarter ended March 28, 1998. The Company expects its research and development expenses to continue at significant levels.

                      RESULTS OF OPERATIONS - FIRST QUARTER

REVENUES
Revenue for the first quarter of 1998 were $10,763,840 which were $2,144,434, or 24.9%, higher than the revenues of $8,619,406 reported for the first quarter of 1997. The increase in revenues for the first quarter was primarily attributable to an increase in unit volume sales of the MCU line testing and synchronization products as a result of increased market penetration and customer acceptance. In addition, increased product demand is at least partly attributable to technology licensing agreements and/or joint venture relationships with certain major DLC vendors, as well as continued expansion of a marketing program to train customers in advanced line test system trouble-shooting. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

GROSS PROFIT
Gross profit for the first quarter of 1998 was $6,408,528 compared to $4,830,040 for the first quarter of 1997, representing an increase of $1,578,488, or 32.7%. Gross profit as a percentage of revenues increased to 59.5% in the first quarter of 1998, compared to 56.0% in the same quarter last year. The overall increase in gross profit margin resulted primarily from increased sales levels, while improvements in gross margin as a percentage of revenues were a result of increased sales of certain higher-margined products within the MCU product line.

SELLING AND MARKETING EXPENSE
Selling and marketing expense for the first quarter of 1998 was $1,621,884 compared to $1,046,189 for the first quarter of 1997. This increase of $575,695 or 55.0%, is primarily attributable to the addition of personnel associated with the expansion of certain marketing and communications functions as well as the costs associated with the continuing development of domestic and international markets. As a percentage of revenues, selling and marketing expenses increased to 15.1% in the first quarter of 1998 from 12.1% in the first quarter of 1997.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expense for the first quarter of 1998 was $1,089,707, an increase of $259,420 or 31.2%, over the $830,287 recorded in the first quarter of 1997. The increase in general and administrative expense primarily reflects additional salaries and benefits associated with increased staffing levels to support expanded business operations, increased international travel costs, as well as increased costs associated with personnel recruiting activities. As a percentage of revenues, general and administrative expenses increased to 10.1% in the first quarter of 1998 from 9.6% in the first quarter of 1997.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense in the first quarter of 1998 was $1,628,002, an increase of $386,748 or 31.2%, over the $1,241,254 recorded in the first quarter of 1997. The increase is primarily associated with additional personnel and related engineering costs to support new product introductions. The new personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. Their efforts are associated with the development of future products, support for newer products, and feature enhancements for existing products. As a percentage of revenues, research and development expense increased to 15.1% in the first quarter of 1998 from 14.4% in the first quarter of 1997.

INTEREST AND OTHER INCOME
Interest and other income consists primarily of interest income. For the first quarter of 1998, interest and other income was $188,625 compared to $176,988 for the first quarter of 1997, representing an increase of $11,637, or 6.6%. The increase was primarily attributable to increased interest income, which resulted from an overall increase in funds available for investment between comparable periods.

PROVISION FOR INCOME TAXES
The effective income tax rate decreased to approximately 36.0% in the first quarter of 1998, compared to approximately 37.6% in the first quarter of 1997. The slight decrease reflects higher levels of tax-exempt interest and increased credits for research and development.

NET INCOME AND EARNINGS PER SHARE
As a result of the above factors, net income for the first quarter of 1998 was $1,444,560, an increase of $265,267, or 22.5%, over the $1,179,293 recorded in the first quarter of 1997. Basic and diluted earnings per common share of $.25 and $.24, respectively for the first quarter of 1998 increased by 19.0% and 20.0%, respectively, or $.04 and $.04, respectively, from the $.21 and $.20 per share, respectively earned in the first quarter of 1997. Basic and diluted weighted average common and common equivalent shares outstanding were 5,777,666 and 5,956,313, respectively in the first quarter of 1998 compared to 5,631,878 and 5,975,675, respectively in the first quarter of 1997. As a percentage of revenues, net income for the first quarter of 1998 decreased to 13.4% compared to the 13.7% for the first quarter of 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 28, 1998, the Company had working capital of $35,375,473, which represented an increase of $805,261 or 2.3%, from the $34,570,212 of working capital as of December 31, 1997. The increase in working capital can be attributed primarily to operating cash flow (income from operations before depreciation and amortization) exceeding requirements for purchases of property and equipment. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the liquidity needs of the Company.

The Company incurred capital expenditures of $679,978 in the first quarter of 1998 which were primarily related to an upgrade of the MIS infrastructure, as well as purchases of test equipment and fixtures. The Company presently has no material capital expenditure commitments.

As of and through March 28, 1998, the Company had not borrowed any amounts against its $2,500,000 available bank line of credit. The credit agreement expires on June 30, 1998, however the Company believes its financial position will enable it to negotiate any further credit agreements on comparable or more favorable terms.

On April 22, 1997 the Company's Board of Directors authorized a program to repurchase up to 200,000 shares of its common stock over the next two years. The shares will be utilized to provide stock under certain employee benefit programs. The number of shares that the Company intends to purchase and the time of such purchases will be determined by the Company, at its discretion. The Company plans to use existing cash and short-term investments to finance the repurchases. To date, the Company has purchased 17,500 shares of the Company's common stock under this program.

                                     BACKLOG

The Company's backlog consists of firm customer purchase orders for the Company's various products. As of March 28, 1998 the Company had a backlog of $3,481,359, compared to $1,554,495 at December 31, 1997 and $3,541,254 at March
29, 1997. The increase in backlog from December 31, 1997 to March 28, 1998, occurred due to customer orders exceeding product shipments during the period. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
----------------------------
           None.

ITEM 2.    CHANGES IN SECURITIES
--------------------------------
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
------------------------------------------
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------
           None.

ITEM 5.    OTHER INFORMATION
----------------------------
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)        Exhibits:
           The following exhibits are being filed with this report:

           Exhibit
           Number              Description
           ------              -----------
           11.1                Statement re Computation of Per Share Earnings

           15                  Letter re unaudited interim financial information

           27                  Financial Data Schedule

(b)         Reports on Form 8-K:

         The Company did not file any Current Report on Form 8-K during the first quarter ended March 28, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TOLLGRADE COMMUNICATIONS, INC.
                                    (REGISTRANT)



Dated:   May 11, 1998               /s/ CHRISTIAN L. ALLISON
                                    --------------------------------------------
                                    CHRISTIAN L. ALLISON
                                    CHAIRMAN, CHIEF EXECUTIVE OFFICER & DIRECTOR





Dated:   May 11, 1998               /s/ SAMUEL C. KNOCH
                                    --------------------------------------------
                                    SAMUEL C. KNOCH
                                    CHIEF FINANCIAL OFFICER AND TREASURER




Dated:   May 11, 1998               /s/ BRADLEY N. DINGER
                                    --------------------------------------------
                                    BRADLEY N. DINGER
                                    CONTROLLER

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