Form 10-Q
period 1998-06-27
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1998-08-11
CIK 1002531

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

                  For the quarterly period ended June 27, 1998

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

         As of July 27, 1998, there were 5,888,171 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.


--------------------------------------------------------------------------------

  This report consists of a total of 20 pages. The exhibit index is on page 18.

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 27, 1998


                                TABLE OF CONTENTS
                                -----------------



PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
------------------------------                                                                    --------

ITEM 1  --    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 27, 1998
              AND DECEMBER 31,1997.......................................................................3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE-MONTH AND SIX-MONTH
              PERIODS ENDED JUNE 27, 1998 AND JUNE 28, 1997..............................................4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH
              PERIODS ENDED JUNE 27, 1998 AND JUNE 28, 1997..............................................5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................6

              REPORT OF INDEPENDENT ACCOUNTANTS..........................................................7

ITEM 2  --    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION......................................................8


PART II.  OTHER INFORMATION
---------------------------

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

SIGNATURE...............................................................................................17
---------

EXHIBIT INDEX...........................................................................................18
-------------

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
                                                                             JUNE 27, 1998       DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                             $ 5,621,098         $ 3,183,944
         Short term investments                                                  8,185,996          15,666,626
         Accounts receivable:
                  Trade                                                         12,580,467           7,884,683
                  Other                                                            324,799             517,090
         Inventories                                                            12,300,490          12,101,114
         Prepaid expenses and deposits                                             266,968             409,252
         Deferred tax asset                                                        213,216             213,216
--------------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT ASSETS                                             39,493,034          39,975,925


Long term investments                                                            5,843,000             600,000
Property and equipment, net                                                      3,405,205           3,001,824
Deferred tax asset                                                                 126,895             126,895
Patents and other assets                                                             6,408               8,568
--------------------------------------------------------------------------------------------------------------------
               TOTAL ASSETS                                                    $48,874,542         $43,713,212
--------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                      $   992,568         $   959,185
         Accrued expenses                                                          852,055           1,091,990
         Accrued salaries and wages                                              1,124,130           1,529,525
         Royalties payable                                                         911,015             878,780
         Income taxes payable                                                      971,551             946,233
--------------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT LIABILITIES                                         4,851,319           5,405,713
Deferred income                                                                    140,000                  --
Deferred tax liability                                                             206,116             206,116
--------------------------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES                                                 5,197,435           5,611,829

SHAREHOLDERS' EQUITY:
         Common stock, $.20 par value; authorized shares, 25,000,000;
             issued 5,881,362 and 5,727,350, respectively                        1,176,272           1,145,470
         Additional paid-in capital                                             26,950,215          25,232,315
         Treasury stock, at cost, 17,500 and 3,200 shares, respectively           (357,978)            (70,355)
         Unearned compensation                                                      (8,984)            (35,934)
         Retained earnings                                                      15,917,582          11,829,887
--------------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                             43,677,107          38,101,383

--------------------------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $48,874,542         $43,713,212
--------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------

                                                      FOR THE                        FOR THE
                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                            JUNE 27, 1998  JUNE 28, 1997   JUNE 27, 1998  JUNE 28, 1997
-----------------------------------------------------------------------------------------------------------

REVENUES                                    $14,025,024     $12,115,025     $24,788,864     $20,734,431

COST OF PRODUCT SALES                         5,919,637       5,454,400      10,274,949       9,243,766

-----------------------------------------------------------------------------------------------------------
GROSS PROFIT                                  8,105,387       6,660,625      14,513,915      11,490,665
-----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
      Selling and marketing                   1,499,318       1,333,946       3,121,202       2,380,135
      General and administrative              1,262,850         913,748       2,352,557       1,744,035
      Research and development                1,542,450       1,424,600       3,170,452       2,665,854
-----------------------------------------------------------------------------------------------------------
          TOTAL OPERATING EXPENSES            4,304,618       3,672,294       8,644,211       6,790,024
-----------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                        3,800,769       2,988,331       5,869,704       4,700,641
      Interest and other income, net            417,366         239,377         605,991         416,365
-----------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                    4,218,135       3,227,708       6,475,695       5,117,006
      Provision for income taxes              1,575,000       1,194,247       2,388,000       1,904,252

-----------------------------------------------------------------------------------------------------------

NET INCOME                                  $ 2,643,135     $ 2,033,461     $ 4,087,695     $ 3,212,754
-----------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE INFORMATION:
Weighted average shares of common stock
and equivalents:
     Basic                                    5,855,207       5,676,862       5,816,867       5,654,543
     Diluted                                  6,007,594       5,942,445       5,982,179       5,957,847
-----------------------------------------------------------------------------------------------------------

Net income per common and common
equivalent shares:
     Basic                                       $  .45          $  .36          $  .70          $  .57
     Diluted                                     $  .44          $  .34          $  .68          $  .54
-----------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                                 SIX MONTHS ENDED
                                                                          JUNE 27, 1998       JUNE 28, 1997
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $  4,087,695        $ 3,212,754
Adjustments to reconcile net income to net cash provided by
operating activities:
      Depreciation and amortization                                            601,586            476,513
      Deferred income taxes                                                         --                 46
      Compensation expense for restricted stock                                 26,950             27,534
Changes in assets and liabilities:
      Increase in accounts receivable-trade                                 (4,695,784)          (484,402)
      Decrease (increase) in accounts receivable-other                         192,291            (12,047)
      (Increase) decrease in inventories                                      (199,376)           280,252
      Decrease in prepaid expenses and deposits                                142,284            265,374
      Increase (decrease) in accounts payable                                   33,384           (350,921)
      Decrease in accrued expenses, royalties payable, and
      deferred income                                                          (67,702)          (390,696)
      Decrease in accrued salaries and wages                                  (405,395)           (29,097)
      Increase in income taxes payable                                          25,318            983,955
-------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by operating activities                 (258,749)         3,979,265
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Redemption/maturity of short-term / long-term investments             12,931,757          7,154,961
      Purchase of short-term/long-term investments                         (10,694,127)        (8,369,177)
      Capital expenditures                                                  (1,002,806)          (562,696)
      Purchase of treasury stock                                              (287,623)                --
-------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in)  investing activities                 947,201         (1,776,912)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the exercise of stock options including related
          tax benefits                                                       1,748,702            242,099
-------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                          1,748,702            242,099
-------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                    2,437,154          2,444,452

Cash and cash equivalents at beginning of period                             3,183,944          4,591,273
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $5 ,621,098        $ 7,035,725
-------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three and six-month periods ended June 27, 1998 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six-month periods ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.       INVENTORY
At June 27, 1998 and December 31, 1997 inventory consisted of the following:

                                                                 June 27,              December 31,
                                                                   1998                    1997
                                                               -----------             -----------
         Raw materials......................................   $ 4,537,389             $ 5,738,576
         Work in progress...................................     6,022,638               5,070,113
         Finished goods.....................................     1,740,463               1,292,425
                                                               -----------             -----------
                                                               $12,300,490             $12,101,114
                                                               ===========             ===========

3.       SHORT-TERM INVESTMENTS

Short-term investments at June 27, 1998, and December 31, 1997, consisted of individual U.S. Government and municipal bonds stated at cost, which approximated market value. These securities have a maturity of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a reserve for future business purposes, including possible acquisitions and capital expenditures and to meet working capital requirements. Long-term investments are comprised of individual municipal bonds with a maturity of more than one year but less than eighteen months.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors of
Tollgrade Communications, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of June 27, 1998, and the related condensed consolidated statements of operations for the three months and six months then ended and the condensed consolidated statement of cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

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



/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
July 14, 1998

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the following Management's Discussion and Analysis of Results of Operations and Financial Condition which are not historical are "forward looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including without limitation, statements as to management's beliefs, strategies, plans, expectations or opinions in connection with company performance, which are based on a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. In addition, while the Company's goal is to continue to achieve earnings growth at the rate of 20% per annum, this statement, as well as other forward-looking statements that may be included here, must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These include: rapid technological change along with the need to continually develop new products; the Company's dependence on a single product line; competition; the Company's dependence on key employees; difficulties in managing the Company's growth; the Company's dependence upon certain customers and certain suppliers; the Company's dependence upon proprietary rights; risks of third party claims of infringement; and government regulation.

IMPACT OF THE YEAR 2000 ISSUE
The Company is currently assessing whether its existing computer systems will properly utilize dates beyond December 31, 1999. If modifications are required for its existing systems and the modifications are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company. The Company believes that it has no material exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company is currently engaging in formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue.

There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

OVERVIEW
The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports proprietary products which enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service ("POTS") lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 94% of the Company's revenue for the second quarter ended June 27, 1998 and will continue to account for a majority of the Company's revenues for the foreseeable future.

The Company's product sales are primarily to the five Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies such as Sprint and to certain digital loop carrier ("DLC") equipment manufacturers. For the second quarter ended June 27, 1998, approximately 84% of the Company's total revenue was generated from sales directly to these five RBOCs, the two largest of which comprised approximately 62% of revenues. The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from, and shipments to, the RBOCs. This timing is particularly sensitive to various business factors within each of the RBOC's including the RBOCs relationships with their various organized labor groups. Certain contracts concerning the RBOCs organized employees are subject to renegotiation during the third quarter of 1998. The impact, if any, on the timing of RBOC ordering of the Company's products related to a work disruption within the RBOCs cannot be determined.

The Company believes that recent changes within the telecommunication marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have resulted in some discounting and more favorable terms to certain of the Company's customers. In addition, the Company has recently experienced certain customer demands to consolidate product purchases which have translated into large bulk orders during the quarter. Although the Company will continue to strive to meet the demands of our customers, which include delivery of quality products at an acceptable price and on acceptable terms, there are no assurances that the Company will be successful in negotiating acceptable terms and conditions pertaining to these large orders. Since the Company cannot predict future events or business conditions, the Company's results may be adversely affected by these industry trends in the primary markets it serves.

The Company believes that during fiscal year 1998 there is a possibility that one of the Company's major customers will have satisfied a substantial portion of its requirements for certain of the Company's product lines. Management is focusing on the development of new product lines to meet the requirements of this and other customers.

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

The Company believes that continued growth will depend on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percent of revenues were approximately 11.0% for the second quarter ended June 27, 1998. The Company expects its research and development expenses to continue at significant levels.

                     RESULTS OF OPERATIONS - SECOND QUARTER

REVENUES
Revenue for the second quarter of 1998 were $14,025,024 and were $1,909,999, or 15.8%, higher than the revenues of $12,115,025 reported for the second quarter of 1997. The increase in revenues for the second quarter was primarily attributable to an increase in unit volume sales of the MCU line testing products as a result of increased market penetration and customer acceptance. In addition, increased product demand is at least partly attributable to technology licensing agreements and/or joint venture relationships with certain major DLC vendors, as well as continued expansion of a marketing program to train customers in advanced line test system trouble-shooting. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.


GROSS PROFIT
Gross profit for the second quarter of 1998 was $8,105,387 compared to $6,660,625 for the second quarter of 1997, representing an increase of $1,444,762, or 21.7%. Gross profit as a percentage of revenues increased to 57.8% in the second quarter of 1998, compared to 55.0% in the same quarter last year. The overall increase in gross profit margin resulted primarily from increased sales levels, while improvements in gross margin as a percentage of revenues were a result of increased sales of certain higher-margined products within the MCU product line.

SELLING AND MARKETING EXPENSE
Selling and marketing expense for the second quarter of 1998 was $1,499,318 compared to $1,333,946 for the second quarter of 1997. This increase of $165,372, or 12.4%, is primarily attributable to the addition of personnel associated with the expansion of certain sales administration and marketing functions as well as the costs associated with the continuing development of domestic and international markets. As a percentage of revenues, selling and marketing expenses decreased to 10.7% in the second quarter of 1998 from 11.0% in the second quarter of 1997, primarily due to the increased revenue base discussed above.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expense for the second quarter of 1998 was $1,262,850, an increase of $349,102, or 38.2%, over the $913,748, recorded in the second quarter of 1997. The increase in general and administrative expense primarily reflects additional salaries and benefits associated with increased staffing levels to support expanded business operations as well as increased costs associated with personnel recruiting activities. As a percentage of revenues, general and administrative expenses increased to 9.0% in the second quarter of 1998 from 7.5% in the second quarter of 1997.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense in the second quarter of 1998 was $1,542,450, an increase of $117,850, or 8.3%, over the $1,424,600, recorded in the second quarter of 1997. The increase is primarily associated with additional personnel and related engineering costs to support new product introductions. The new personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. Their efforts are associated with the development of future products, support for newer products, and feature enhancements for existing products. As a percentage of revenues, research and development expense decreased to 11.0% in the second quarter of 1998 from 11.8% in the second quarter of 1997.

INTEREST AND OTHER INCOME
For the second quarter of 1998, interest and other income was $417,366 compared to $239,377 for the second quarter of 1997, representing an increase of $177,989, or 74.4%. Interest and other income for the second quarter of 1998 included net key man life insurance proceeds of approximately $156,000 associated with the death of the Company's former Chairman R. Craig Allison.

PROVISION FOR INCOME TAXES
The provision for income taxes for the second quarter of 1998 was $1,575,000, an increase of $380,753, or 31.9%, from $1,194,247, for the second quarter of 1997. This increase was due primarily to higher levels of taxable income. The effective income tax rate for the second quarter of 1998 increased .3% over the second quarter of 1997, which is immaterial.

NET INCOME AND EARNINGS PER SHARE
As a result of the above factors, net income for the second quarter of 1998 was $2,643,135, an increase of $609,674, or 30.0%, over the $2,033,461, recorded in the second quarter of 1997. Basic and diluted earnings per common share of $.45 and $.44, respectively, for the second quarter of 1998 increased by 25.0% and 29.4%, respectively, or $.09 and $.10, from the $.36 and $.34 , respectively earned in the second quarter of 1997. The second quarter of 1998 includes approximately $226,000, or $.04 per share, related to the after-tax effect of net key man life insurance as previously discussed above. Excluding the effect of net key man life insurance proceeds, net income increased $383,674, or 18.9%, while diluted earnings per share for the second quarter of 1998 increased 17.6% to $.40 per share. Basic and diluted weighted average common and common equivalent shares outstanding were 5,855,207 and 6,007,594, respectively in the second quarter of 1998 compared to 5,676,862 and 5,942,445, respectively in the second quarter of 1997. As a percentage of revenues, net income for the second quarter of 1998 increased to 18.8% compared to the 16.8% for the second quarter of 1997. Excluding the effect of net key man life insurance proceeds, net income as a percentage of revenues for the second quarter of 1998 increased to 17.2%.


                      RESULTS OF OPERATIONS - YEAR TO DATE

REVENUES
For the first six months of 1998, revenues were $24,788,864 compared to $20,734,431 for the first six months of 1997, representing an increase of $4,054,433 or 19.6%. The increase in revenues for the six month period was primarily attributable to an increase in unit sales volume of the MCU line test products as a result of increased market penetration and customer acceptance. In addition, increased product demand is at least partly attributable to technology and licensing agreements and/or joint venture relationships with certain major DLC equipment manufacturers, as well as continued expansion of a marketing program to train customers in advanced line test system trouble-shooting.

GROSS PROFIT
For the six months of 1998, gross profit increased to $14,513,915 compared to $11,490,665 for the first six months of 1997, representing an increase of $3,023,250, or 26.3%. As a percentage of revenues, gross profit increased to 58.6% in the first six months of 1998 compared to 55.4% in the same period for 1997. The overall increase in gross profit margin resulted primarily from increased sales levels, while improvements in gross margin as a percentage of revenues were a result of increased sales of certain higher-margined products within the MCU product line.

SELLING AND MARKETING EXPENSE
For the first six months of 1998, selling and marketing expense totaled $3,121,202 compared to $2,380,135 for the first six months of 1997, representing an increase of $741,067, or 31.1%. This increase is primarily attributable to the addition of personnel associated with the expansion of certain sales administration and marketing functions as well as the costs associated with the continuing development of domestic and international markets. As a percentage of revenues, selling and marketing expense increased to 12.6% in the first six months of 1998 from 11.5% for the same period of 1997.

GENERAL AND ADMINISTRATIVE EXPENSE
For the first six months of 1998, general and administrative expense totaled $2,352,557 compared to $1,744,035 for the first six months of 1997, representing an increase of $608,522, or 34.9%. The increase in general and administrative expense primarily reflects additional salaries and benefits associated with increased staffing levels to support expanded business operations, increased costs associated with personnel recruiting activities as well as increased international travel. As a percentage of revenues, general and administrative expense increased to 9.5% for the first six months of 1998 from 8.4% for the same period of 1997.

RESEARCH AND DEVELOPMENT EXPENSE
For the first six months of 1998, research and development expense totaled $3,170,452 compared to $2,665,854 for the first six months of 1997, representing an increase of $504,598 or 18.9%. The increase is primarily associated with additional personnel and related engineering costs to support new product introductions. The new personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. Their efforts are associated with the development of future products, support for newer products, and feature enhancements for existing products. As a percentage of revenues, research and development expense decreased to 12.8% in the first six months of 1998 from 12.9% for the first six months of 1997.

INTEREST AND OTHER INCOME
For the first six months of 1998, interest and other income was $605,991 compared to $416,365 for the first six months of 1997, representing an increase of $189,626, or 45.5%. Interest and other income for the first six months of 1998 included net key man life insurance proceeds of approximately $156,000 associated with the death of the Company's former Chairman R. Craig Allison.

PROVISIONS FOR INCOME TAXES
The provision for income taxes for the first six months of 1998 was $2,388,000 which was an increase of $483,748, or 25.4%, from $1,904,252 for the first six months of 1997. This increase was due primarily to higher levels of taxable income. The effective tax rate for the first six months of 1998 was .3% lower than that experienced in the comparable period in the prior year, which is immaterial.

NET INCOME AND EARNINGS PER SHARE
For the first six months of 1998, net income was $4,087,695 compared to $3,212,754 for the first six months of 1997, representing an increase of $874,941, or 27.2%. Basic and diluted earnings per common share of $.70 and $.68, respectively, for the first half of 1998 increased by 22.8% and 25.9%, respectively, or $.13 and $.14, from the $.57 and $.54 , respectively earned in the first half of 1997. The first six months of 1998 includes approximately $226,000, or $.04 per share, related to the after-tax effect of net key man life insurance as previously discussed above. Excluding the effect of net key man life insurance proceeds, net income increased $648,941, or 20.2%, while diluted earnings per share for the first six months of 1998 increased 18.5% to $.64 per share. Basic and diluted weighted average common and common equivalent shares outstanding were 5,816,867 and 5,982,179, respectively in the first half of 1998 compared to 5,654,543 and 5,957,847 respectively in the first half of 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 27, 1998, the Company had working capital of $34,641,494, which represented an increase of $71,282 or 0.2%, from the $34,570,212 of working capital as of December 31, 1997. The increase in working capital can be attributed primarily to operating cash flow (income from operations before depreciation and amortization) exceeding the requirements for purchases of property and equipment. The Company's change in working capital includes an increase in accounts receivable trade of $4,695,784, offset by an increase in long-term investment of $5,243,000. The increase in long-term investments reflects the Company's investment policy to migrate to individual municipal bonds with a maturity of more than one year but less than eighteen months when more favorable investment yields can be earned. The increase in accounts receivable trade reflects the recent granting of more favorable terms to certain of the Company's customers and that relate to the large bulk purchases made during the current quarter as previously discussed. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

The Company made capital expenditures of $1,002,806 in the first six months of 1998 and were primarily related to an upgrade of the MIS infrastructure, production test equipment and fixtures, as well as leasehold improvements made to the Company's facilities. The Company presently has no material capital expenditure commitments.

As of May 31, 1998, the Company terminated its $2,500,000 bank line of credit. The Company believes that, based upon its current financial position, that the line of credit was not necessary to be continued at the present time.

On April 22, 1997 the Company's Board of Directors authorized a program to repurchase up to 200,000 shares of its common stock over the next two years. The shares will be utilized to provide stock under certain employee benefit programs. The number of shares that the Company intends to purchase and the time of such purchases will be determined by the Company, at its discretion. The Company plans to use existing cash and short-term investments to finance the repurchases. To date, the Company has purchased 15,300 shares of common stock under this program.


                                     BACKLOG

The Company's backlog consists of firm customer purchase orders for the Company's various products. As of June 27, 1998 the Company had a backlog of $2,202,611 compared to $1,554,495 at December 31, 1997 and $3,481,359 at March
28, 1998. The decrease in backlog for the current quarter over the first quarter occurred due to product shipments exceeding customer orders during the second quarter of 1998. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
-----------------------------------
          None.


ITEM 2.   CHANGES IN SECURITIES
---------------------------------------
          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------
          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

          On May 5, 1998 the Company held its annual shareholders meeting. At the meeting, each of Richard H. Heibel and Robert W. Kampmeinert were elected to the Board of Directors for a three year term expiring at the annual meeting of shareholders in 2001. The terms of Directors Christian L. Allison, Daniel P. Barry and David S. Egan continued after the meeting and will expire at the annual meeting of shareholders in 1999. The terms of Directors James J. Barnes and Rocco L. Flaminio also continued after the meeting and will expire at the annual meeting of shareholders in 2000. In addition, the Company's Articles of Incorporation were amended to increase the number of authorized shares to 25 million. Also, the shareholders ratified the appointment of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as the Company's independent auditors for fiscal year 1998. The results of the voting were as follows:

                            Total Votes
                               Cast             For           Against     Withheld       Abstained
                               ----             ---           -------     --------       ---------
Election of Directors:
----------------------
Richard H. Heibel            4,995,160       4,859,876            --       135,284           --

Robert W.Kampmeinert         4,995,160       4,817,394            --       177,766           --


Amendment to the
----------------
Articles of
-----------
Incorporation                4,995,160       4,176,344       805,888            --       12,928
-------------


Ratification of
---------------
Appointment of
--------------
Coopers & Lybrand            4,995,160       4,975,420         7,012            --       12,728
-----------------
L.L.P
-----



ITEM 5.   OTHER INFORMATION
---------------------------
          None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)        Exhibits:
           The following exhibits are being filed with this report:

           Exhibit
           Number          Description
           ------          -----------

           11.1            Statement re Computation of Per Share Earnings

           15              Letter re unaudited interim financial information

           27              Financial Data Schedule

(b)        Reports on Form 8-K:

           The Company did not file any Current Report on Form 8-K during the quarter ended June 27, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TOLLGRADE COMMUNICATIONS, INC.
                                    (REGISTRANT)



Dated:   August 10, 1998            /S/ CHRISTIAN L. ALLISON
                                    --------------------------------------------
                                    CHRISTIAN L. ALLISON
                                    CHAIRMAN, CHIEF EXECUTIVE OFFICER & DIRECTOR





Dated:   August 10, 1998            /S/ SAMUEL C. KNOCH
                                    --------------------------------------------
                                    SAMUEL C. KNOCH
                                    CHIEF FINANCIAL OFFICER AND TREASURER





Dated:   August 10, 1998            /S/ BRADLEY N. DINGER
                                    --------------------------------------------
                                    BRADLEY N. DINGER
                                    CONTROLLER

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