Form 10-Q
period 1998-09-26
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1998-11-09
CIK 1002531

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                ----------------

                                    FORM 10-Q
(Mark One)

          [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                For the quarterly period ended September 26, 1998

          [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from _______ to _______

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

                             Yes ___X___ No _______

      As of November 6, 1998, there were 5,828,464 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

--------------------------------------------------------------------------------

  This report consists of a total of 20 pages. The exhibit index is on page 19.

                         TOLLGRADE COMMUNICATIONS, INC.

                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 26, 1998


                                Table of Contents
                                -----------------


PART I.  FINANCIAL INFORMATION                                                                  PAGE NO.
------------------------------                                                                  --------

Item 1        Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets as of September 26, 1998 and
              December 31,1997 .....................................................................3

              Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 26, 1998 and September 27, 1997....................4

              Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 26, 1998 and September 27, 1997 ..............................5

              Notes to Condensed Consolidated Financial Statements..................................6

              Report of Independent Accountants.....................................................8

Item 2        Management's Discussion and Analysis of Results of Operations and
              Financial Condition...................................................................9


PART II.  OTHER INFORMATION
---------------------------

Item 1        Legal Proceedings....................................................................17
Item 2        Changes in Securities................................................................17
Item 3        Defaults Upon Senior Securities......................................................17
Item 4        Submission of Matters to a Vote of Security Holders..................................17
Item 5        Other Information....................................................................17
Item 6        Exhibits and Reports on Form 8-K.....................................................17

SIGNATURE..........................................................................................18
---------

EXHIBIT INDEX......................................................................................19
-------------

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------


                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                         September 26,       December 31,
                                                                                  1998               1997
==========================================================================================================
ASSETS
Current assets:
         Cash and cash equivalents                                          $5,150,565         $3,183,944
         Short term investments                                             11,032,797         15,666,626
         Accounts receivable:
                  Trade                                                      9,338,966          7,884,683
                  Other                                                      1,079,962            517,090
         Inventories                                                        12,973,812         12,101,114
         Prepaid expenses and deposits                                         206,051            409,252
         Deferred tax asset                                                    372,783            213,216
----------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                      40,154,936         39,975,925

Long term investments                                                        5,160,000            600,000
Property and equipment, net                                                  3,426,133          3,001,824
Deferred tax asset                                                             247,513            126,895
Patents and other assets                                                         5,327              8,568
----------------------------------------------------------------------------------------------------------
                  TOTAL ASSETS                                             $48,993,909        $43,713,212
==========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                    $ 545,455          $ 959,185
         Accrued expenses                                                    1,048,926          1,091,990
         Accrued salaries and wages                                            774,073          1,529,525
         Royalties payable                                                     580,626            878,780
         Income taxes payable                                                  653,384            946,233
----------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT LIABILITIES                                  3,602,464          5,405,713

Deferred income                                                                 40,000               ----
Deferred tax liability                                                           9,950            206,116
----------------------------------------------------------------------------------------------------------
                  TOTAL LIABILITIES                                          3,652,414          5,611,829

Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
            25,000,000; issued 5,920,164 and 5,727,350,
         respectively                                                        1,184,033          1,145,470
         Additional paid-in capital                                         27,487,265         25,232,315
         Treasury stock, at cost, 17,500 and 2,200 shares,
            respectively                                                     (357,978)           (70,355)
         Unearned compensation                                                    ----           (35,934)
         Retained earnings                                                  17,028,175         11,829,887
----------------------------------------------------------------------------------------------------------
                  TOTAL  SHAREHOLDERS' EQUITY                               45,341,495         38,101,383
==========================================================================================================
                  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $48,993,909        $43,713,212
==========================================================================================================


 The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  For the                          For the
                                                             Three Months Ended              Nine  Months Ended
                                                       Sept. 26, 1998    Sept. 27, 1997   Sept. 26, 1998    Sept. 27, 1997
==========================================================================================================================
REVENUES                                                  $10,120,469      $11,362,609       $34,909,333       $32,097,040
COST OF PRODUCT SALES                                       4,511,004        5,225,317        14,785,953        14,469,083
--------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                5,609,465        6,137,292        20,123,380        17,627,957
--------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
         Selling and marketing                              1,227,629        1,286,864         4,348,831         3,666,999
         General and administrative                         1,132,867          947,799         3,485,424         2,691,834
         Research and development                           1,586,704        1,517,571         4,757,156         4,183,425
--------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                           3,947,200        3,752,234        12,591,411        10,542,258
--------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                      1,662,265        2,385,058         7,531,969         7,085,699
         Interest and other income, net                       103,131          220,887           709,122           637,252
--------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  1,765,396        2,605,945         8,241,091         7,722,951
         Provision for income taxes                           654,803          999,022         3,042,803         2,903,274
==========================================================================================================================
NET INCOME                                                 $1,110,593       $1,606,923        $5,198,288        $4,819,677
==========================================================================================================================
Earnings per share information:
Weighted average shares of common stock and
common stock equivalents
                Basic                                       5,892,894        5,708,583         5,842,308         5,672,689
                Diluted                                     6,048,223        5,955,104         6,004,436         5,956,921
--------------------------------------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:
         Basic                                                   $.19             $.28              $.89              $.85
         Diluted                                                 $.18             $.27              $.87              $.81
==========================================================================================================================

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                  Sept. 26, 1998      Sept. 27, 1997
====================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $5,198,288          $4,819,677
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                   864,992             733,411
         Deferred income taxes                                                          (476,351)                 46
         Compensation expense for restricted stock                                        35,934              41,300
Changes in assets and liabilities:
         Increase in accounts receivable-trade                                        (1,454,283)         (2,049,125)
         Increase in accounts receivable-other                                          (562,872)           (385,052)
         Increase in inventories                                                        (872,698)           (850,065)
         Decrease in prepaid expenses and deposits                                       203,201             304,678
         Decrease in accounts payable                                                   (413,730)           (658,858)
         Decrease in accrued expense and deferred income                                  (3,064)           (355,995)
         Decrease in royalties payable                                                  (298,154)           (210,121)
         Decrease in accrued salaries and wages                                         (755,452)            (42,657)
         (Decrease) increase in income taxes payable                                    (292,849)            274,760
--------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                            1,172,962           1,621,999
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemption/maturity of short-term investments                                 5,643,578          13,425,893
         Purchase of short-term/long-term investments                                 (5,569,749)        (17,675,742)
         Capital expenditures                                                         (1,286,060)           (901,569)
         Purchase of treasury stock                                                     (287,623)               ----
--------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                               (1,499,854)         (5,151,418)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options including related tax                 2,293,513          1, 085,199
         benefits
--------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                            2,293,513           1,085,199
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   1,966,621          (2,444,220)
Cash and cash equivalents at beginning of period                                       3,183,944           4,591,273
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $5,150,565          $2,147,053
====================================================================================================================


     The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three and nine-month periods ended September 26, 1998 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine-month periods ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.   INVENTORY

At September 26, 1998 and December 31, 1997, inventory consisted of the following:

                                                                (Unaudited)
                                                               September 26,               December 31 ,
                                                                   1998                        1997
                                                               -------------               -------------
         Raw materials . . . . . . . . . . . . . . . . . . .   $5,270,735                   $5,738,576
         Work in progress. . . . . . . . . . . . . . . . . .    4,280,476                    5,070,113
         Finished goods. . . . . . . . . . . . . . . . . . .    3,422,601                    1,292,425
                                                                ---------                    ---------
                                                              $12,973,812                  $12,101,114
                                                              ===========                  ===========

3.   SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term investments at September 26, 1998 and December 31, 1997 consisted of individual U.S. Government and municipal bonds stated at cost, which approximated market value. These securities have a maturity of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. Long-term investments are comprised of individual municipal bonds with a maturity of more than one year but less than eighteen months. The primary investment purpose is to provide a reserve for future business purposes, including possible acquisitions and capital expenditures and to meet working capital requirements

4.   INCOME PER COMMON SHARE

Net income per share is calculated by dividing net income by the weighted average number of common shares plus incremental common stock equivalent shares (shares issuable upon exercise of stock options). Incremental common stock equivalent shares are calculated for each measurement period based on the treasury stock method, which uses the monthly average market price per share.

The calculation of net income per common and common equivalent shares follows:


========================================================================================================================
                                                   Three Months      Three Months       Nine Months       Nine Months
                                                       Ended             Ended             Ended             Ended
                                                  Sept. 26, 1998    Sept. 27, 1997    Sept. 26, 1998    Sept. 27, 1997
========================================================================================================================

Net income                                         $1,110,593        $1,606,923        $5,198,288        $4,819,677
========================================================================================================================

Common and common equivalent shares:
Weighted average number of
common shares outstanding
during the period..........................         5,892,894         5,708,583         5,842,308         5,672,689

Common shares issuable upon exercise of
outstanding stock options:
   Diluted.................................           155,329           246,521           162,128           284,232

Common and common equivalent shares
outstanding during the period:
------------------------------------------------------------------------------------------------------------------------
   Diluted.................................         6,048,223         5,955,104         6,004,436         5,956,921
========================================================================================================================

Earnings per share data
Net income per common and common
equivalent shares:
   Basic...................................             $ .19             $ .28             $ .89             $ .85
   Diluted.................................             $ .18             $ .27             $ .87             $ .81

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
                    ----------------------------------------



To the Board of Directors of
Tollgrade Communications, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of September 26, 1998, and the related condensed consolidated statements of operations for the three months and nine months then ended and the condensed consolidated statement of cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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



/s/ PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
October 12, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
        FINANCIAL CONDITION
        -------------------

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the following Management's Discussion and Analysis of Results of Operations and Financial Condition which are not historical are "forward looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including without limitation, statements as to management's beliefs, strategies, plans, expectations or opinions in connection with Company performance, which are based on a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These include: rapid technological change along with the need to continually develop new products; the Company's dependence on a single product line; competition; the Company's dependence on key employees; difficulties in managing the Company's growth; the Company's dependence upon a small number of large customers and certain suppliers; the Company's dependence upon proprietary rights; risks of third party claims of infringement; and government regulation.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue exists because many computer systems and applications use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data which include it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.

The Company has established a Year 2000 committee to transition the Company's business applications, computing infrastructure and communication systems into the next millennium. The objectives of the Year 2000 committee are to ensure all internal computer systems function correctly in the year 2000, ensure data exchanged with external organizations conforms to year 2000 standards and ensure all products sold by the Company conform to year 2000 standards. The Company has developed an inventory of all Company business systems and corresponding software applications, and is currently in the process of assessing the business priority of each system. Each system will be classified by mission criticality and a determination will be made to either replace or remediate the system depending upon its importance. In addition, the Year 2000 project will include a review of the Year 2000 compliance efforts of the Company's key suppliers and other principal business partners and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues. While this initiative is broad in scope, it has been structured to identify and prioritize efforts for mission critical systems, products and key business partners.

The inventory and assessment phases have been substantially completed as of September 26, 1998. The Company has established a Year 2000 test center to certify all business applications and processes utilized throughout the Company. To date, more than 300 internal software applications or systems have been identified for testing. Initial results indicate less than 20% of these applications do not meet Year 2000 standards, and more importantly, less than 5% are business critical. During the remainder of 1998 and early 1999, the Year 2000 committee will focus attention to remediation and testing of internal business systems and contingency planning.

The Company's products with time-of-day ("TOD") clocks in their design have been tested for successful Year 2000 operation. Products that do not have TOD clocks have no potential Year 2000 operational issues and therefore have not been tested. The Company believes that it will have no material exposure to contingencies related to the Year 2000 Issue for the products it has sold.

In order to ensure year 2000 compliance among the Company's key suppliers and business partners, the Year 2000 committee has begun the task of developing surveys to be provided to the suppliers and key customers in addition to verifying compliance efforts via the supplier and business partners Web site for Year 2000 compliance-related information. The next step is to examine where and how outside suppliers and business partners impact the business and apply the same mission-critical standard to suppliers and business partners that applies to the Company's own internal systems.

Under the Company's current Year 2000 plan, the target date of June 30, 1999 has been established for completion of remediation, testing and implementation. The Company's ability to meet that target date is dependent upon the timely provision of necessary upgrades and modifications by the Company's suppliers and customers. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company currently estimates the expenses associated with the anticipated Year 2000 efforts to be approximately $0.1 million through 1999 with an additional $0.3 million for capital improvement costs to support this project. The costs expensed to date have been immaterial. The timing of the Company's expenses may vary and is not necessarily indicative of readiness efforts or progress to date. The Company anticipates that a portion of the Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources.

As part of the Year 2000 initiative, the Company is evaluating scenarios that may occur as a result of the century change and is in the process of developing contingency and business plans that address potential Year 2000-related occurrences. These plans are expected to assess the potential for business disruption and to provide operational back-up, recovery and restoration alternatives.

The above information is based on the Company's current best estimates. Given the complexity of the Year 2000 issues and risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer systems, applications and products and the timing and success of remedial efforts of the Company's third party suppliers and business partners.

Overview

The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports test access and test extension products for the telecommunications and cable television industries. The Company's telecommunication proprietary products enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service ("POTS") lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 86% of the Company's revenue for the third quarter ended September 26, 1998 and will continue to account for a majority of the Company's revenues for the foreseeable future. The Company's cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes.

The Company's telecommunication product sales are primarily to the five Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies such as Sprint and to certain digital loop carrier ("DLC") equipment manufacturers. For the quarter ended September 26, 1998, approximately 75% of the Company's total revenue was generated from sales to these five RBOCs, the two largest of which comprised approximately 59% of revenues. The Company intends to market and sell its cable products through various Original Equipment Manufacturer ("OEM") arrangements with cable network equipment manufacturers. The Company presently has one OEM arrangement under contract and is in the process of pursuing arrangements with several other OEM partners. Sales for the Company's cable products for the third quarter of 1998 were not material.

The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from, and shipments to, the RBOCs. This timing is particularly sensitive to various business factors within each of the RBOCs including the RBOCs relationships with their various organized labor groups. Certain contracts concerning the RBOCs organized employees were renegotiated during the third quarter of 1998.

The Company believes that recent changes within the telecommunication marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have resulted in some discounting and more favorable terms granted to certain of the Company's customers. In addition, the Company has recently experienced certain customer demands to consolidate product purchases which have translated into large bulk orders. Although the Company will continue to strive to meet the demands of its customers, which include delivery of quality products at an acceptable price and on acceptable terms, there are no assurances that the Company will be successful in negotiating acceptable terms and conditions pertaining to these large orders. The Company cannot predict such future events or business conditions and the Company's results may be adversely affected by these industry trends in the primary markets its serves.

Although international sales to date have not been significant, the Company believes the international markets offer opportunities. The Company intends to focus additional sales, marketing and development resources on increasing its international presence; however, there can be no assurance that these efforts will be successful or that the Company will achieve significant international sales.

The Company believes that continued growth will depend on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percent of revenues were approximately 15.7% for the third quarter ended September 26, 1998. The Company expects its research and development expenses to continue at significant levels.

                      RESULTS OF OPERATIONS - THIRD QUARTER

REVENUES

Revenues for the third quarter of 1998 were $10,120,469 and were $1,242,140, or 10.9% lower than the revenues of $11,362,609 reported for the third quarter of 1997. The Company's sales results for the third quarter of 1998 were primarily influenced by exacerbation of seasonality, attributable to labor disputes in August and September at Bell Atlantic and USWest and higher than expected inventories at Ameritech. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

GROSS PROFIT

Gross profit for the third quarter of 1998 was $5,609,465 compared to $6,137,292 for the third quarter of 1997, representing a decrease of $527,827, or 8.6% due to lower sales as explained above. Gross profit as a percentage of revenues increased to 55.4% in the third quarter of 1998, compared to 54.0% in the same quarter last year. The overall increase in gross profit margin as a percentage of revenues resulted primarily from a more favorable sales mix of certain higher-margined MCU products.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the third quarter of 1998 was $1,227,629 compared to $1,286,864 for the third quarter of 1997. This decrease of $59,235, or 4.6%, reflects a decrease in travel and entertainment expenditures as well as lower sales commissions as a result of decreased sales levels between periods, offset in part by the addition of personnel and incurrance of other market development cost to expand both the domestic and international selling functions. As a percentage of revenues, selling and marketing expenses increased to 12.1% in the third quarter of 1998 from 11.3% in the third quarter of 1997, primarily due to the decreased revenue base discussed above.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the third quarter of 1998 was $1,132,867, an increase of $185,068, or 19.5%, over the $947,799 recorded in the third quarter of 1997. The increase in general and administrative expense primarily reflects increases in professional fees including expenditures related to the cost of recruiting qualified technical personnel. As a percentage of revenues, general and administrative expenses increased to 11.2% in the third quarter of 1998 from 8.3% in the third quarter of 1997.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the third quarter of 1998 was $1,586,704, an increase of $69,133, or 4.6%, over the $1,517,571 recorded in the third quarter of 1997. The increase is primarily associated with additional personnel and related development costs to support new product introductions. The new personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. Their efforts are associated with the development of future products, support for newer products, and feature enhancements for existing products. As a percentage of revenues, research and development expense increased to 15.7% in the third quarter of 1998 from 13.4% in the third quarter of 1997, primarily due to the decreased revenue base discussed above.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income. For the third quarter of 1998, interest and other income was $103,131 compared to $220,887 for the third quarter of 1997, representing a decrease of $117,756, or 53.3%. The third quarter of 1998 includes interest expense of $95,545 related to settlements of certain prior years' tax returns. Excluding this interest expense, interest and other income decreased $22,211, or 10.1%, primarily as a result of slightly lower effective interest yields on the Company's short-term investments.

PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter of 1998 was $654,803, a decrease of $344,219, or 34.5%, from $999,022 for the third quarter of 1997. This was largely due to lower pre-tax earnings. In addition, the effective income tax rate decreased to approximately 37.1% in the third quarter of 1998, compared to approximately 38.3% in the third quarter of 1997. The decrease in the effective tax rate between periods reflects certain refinements for the estimated effective tax rate for fiscal year 1998.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the third quarter of 1998 was $1,110,593, a decrease of $496,330, or 30.9%, from the $1,606,923 recorded in the third quarter of 1997. Basic and diluted earnings per common share of $.19 and $.18, respectively, for the third quarter of 1998 decreased by $.09 and $.09, respectively, or 32.1% and 33.3% from the $.28 and $.27, respectively, earned in the third quarter of 1997. Basic and diluted weighted average common and common equivalent shares outstanding were 5,892,894 and 6,048,223, respectively, in the third quarter of 1998 compared to 5,708,583 and 5,955,104, respectively, in the third quarter of 1997. As a percentage of revenues, net income for the third quarter of 1998 decreased to 11.0% compared to the 14.1% for the third quarter of 1997.


                      RESULTS OF OPERATIONS - YEAR TO DATE

REVENUES

For the first nine months of 1998, revenues were $34,909,333 compared to $32,097,040 for the first nine months of 1997, representing an increase of $2,812,293 or 8.8%. The increase in revenues for the nine month period was primarily attributable to an increase in unit sales volume of the MCU line testing products as a result of increased market penetration and customer acceptance. In addition, increased product demand is at least partly attributable to technology and licensing agreements and/or joint venture relationships with certain major DLC equipment manufacturers, as well as continued expansion of a marketing program to train customers in advanced line test system trouble-shooting.

GROSS PROFIT

For the nine months of 1998, gross profit increased to $20,123,380 compared to $17,627,957 for the first nine months of 1997, representing an increase of $2,495,423, or 14.2%. As a percentage of revenues, gross profit increased to 57.6% in the first nine months of 1998 compared to 54.9% in the same period for 1997. The overall increase in gross profit margin resulted primarily from increased sales levels, while improvements in gross margin as a percentage of revenues were a result of increased sales of certain higher-margined products within the MCU product line.


SELLING AND MARKETING EXPENSE

For the first nine months of 1998, selling and marketing expense totaled $4,348,831 compared to $3,666,999 for the first nine months of 1997, representing an increase of $681,832, or 18.6%. This increase is primarily attributable to the addition of personnel associated with the expansion of certain sales administration and marketing functions as well as the costs associated with the continuing development of domestic and international markets. As a percentage of revenues, selling and marketing expense increased to 12.5% in the first nine months of 1998 from 11.4% for the same period of 1997.

GENERAL AND ADMINISTRATIVE EXPENSE

For the first nine months of 1998, general and administrative expense totaled $3,485,424 compared to $2,691,834 for the first nine months of 1997, representing an increase of $793,590, or 29.5%. The increase in general and administrative expense primarily reflects increases in professional fees including expenditures related to the cost of recruiting qualified technical personnel. As a percentage of revenues, general and administrative expense increased to 10.0% for the first nine months of 1998 from 8.4% for the same period of 1997.

RESEARCH AND DEVELOPMENT EXPENSE

For the first nine months of 1998, research and development expense totaled $4,757,156 compared to $4,183,425 for the first nine months of 1997, representing an increase of $573,731, or 13.7%. The increase was due to engineering and development costs associated with the addition of new personnel, as well as other costs associated with new product development. As a percentage of revenues, research and development expense increased to 13.6% in the first nine months of 1998 from 13.0% for the first nine months of 1997.

INTEREST AND OTHER INCOME

For the first nine months of 1998, interest and other income was $709,122 compared to $637,252 for the first nine months of 1997, representing an increase of $71,870, or 11.3%. Interest and other income for the nine months of 1998 included net key man life insurance proceeds of approximately $156,000 associated with the death of the Company's former Chairman R. Craig Allison. Additionally, the first nine months of 1998 included interest expense of $95,545 related to settlements of certain prior years' tax returns. Excluding the effect of the aforementioned net life insurance proceeds and interest expense, interest and other income increased $11,415, or 1.8%.

PROVISIONS FOR INCOME TAXES

The provision for income taxes for the first nine months of 1998 was $3,042,803 which was an increase of $139,529, or 4.8%, from $2,903,274 for the first nine months of 1997. This increase was due to increased levels of pre-tax income. In addition, the effective tax rate was 36.9% for the first nine months of 1998 versus 37.6% for the comparable period in the prior year. The decrease in the effective tax rate between periods reflects certain refinements for the estimated effective tax rate for fiscal year 1998.

NET INCOME AND EARNINGS PER SHARE

For the first nine months of 1998, net income was $5,198,288 compared to $4,819,677 for the first nine months of 1997, representing an increase of $378,611, or 7.9%. Basic and diluted earnings per common share of $.89 and $.87, respectively, for the first nine months of 1998 increased by 4.7% and 7.4%, respectively, or $.04 and $.06, from the $.85 and $.81 , respectively earned in the first nine months of 1997. The first nine months of 1998 includes approximately $226,000, or $.04 per share, related to the after-tax effect of net key man life insurance as previously discussed above. Excluding the effect of net key man life insurance proceeds, net income increased $152,611, or 3.2%, while diluted earnings per share for the first nine months of 1998 increased 2.5% to $.83 per share. Basic and diluted weighted average common and common equivalent shares outstanding were 5,842,308 and 6,004,436, respectively in the first nine months of 1998 compared to 5,672,689 and 5,956,921, respectively in the first nine months of 1997. As a percentage of revenues, net income for the first nine months of 1998 decreased to 14.9% from 15.0% in the comparable period in the prior year.


                         LIQUIDITY AND CAPITAL RESOURCES

At September 26, 1998, the Company had working capital of $36,552,472, which represented an increase of $1,982,260, or 5.7%, from the $34,570,212 of working capital as of December 31, 1997. The increase in working capital can be attributed primarily to operating cash flow (income from operations before depreciation and amortization) and proceeds from the exercise of stock options exceeding requirements for purchases of property and equipment and funding of the Company's stock buyback program. Significant components of the Company's change in working capital include an increase in cash and cash equivalents which include the effect of cash received as a result of stock option exercises and net collections, an increase in inventories to meet expected demand which did not materialize during the third quarter of 1998 as well as an increase in accounts receivable-trade which reflects the recent granting of more favorable terms to certain of the Company's customers and that relate to the large bulk purchases made during the second quarter of 1998 as previously discussed. Most significantly offsetting these increases was a decrease in short-term investments of $4,634,000, the majority of such funds were reclassified to long-term investments and as such are still available for general corporate use upon maturity. This reclassification reflects the Company's strategy to migrate to individual municipal bonds with a maturity of more than one year and less than eighteen months and was undertaken to maximize investment income levels. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

The Company made capital expenditures of $1,286,060 in the first nine months of 1998 and were primarily related to an upgrade of the MIS infrastructure, production test equipment and fixtures, as well as leasehold improvements made to the Company's facilities. The Company presently has no material capital expenditure commitments.

As of May 31, 1998, the Company terminated its $2,500,000 bank line of credit. The Company believes that, based upon its current financial position, the line of credit was not necessary to be continued at the present time.

On April 22, 1997, the Company's Board of Directors authorized a program to purchase up to 200,000 shares of its common stock over the next two years. The shares will be utilized to provide stock under certain employee benefit programs. The number of shares that the Company intends to purchase and the time of such purchases will be determined by the Company, at its discretion. The Company plans to use existing cash and short-term investments to finance the purchases. As of September 26, 1998, the Company had purchased 15,300 shares of common stock under this program. Subsequent to September 26, 1998, the Company purchased an additional 74,200 shares of common stock under this program.

                                     BACKLOG

The Company's backlog consists of firm customer purchase orders for the Company's various products. As of September 26, 1998, the Company had a backlog of $2,147,707 compared to $1,554,495 at December 31, 1997 and $1,823,785 at
September 27, 1997. The increase in backlog for the quarter occurred due to customer orders exceeding product shipments during the period. Backlog as of September 26, 1998 includes a customer order for $507,500 of a new MCU product expected to be certified and final compliance tested by December 31, 1998. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

           None.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

           None.

ITEM 5.  OTHER INFORMATION
--------------------------

           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)        Exhibits:
           The following exhibits are being filed with this report:

           Exhibit
           Number          Description
           ------          -----------
           15              Letter re unaudited interim financial information

           27              Financial Data Schedule

(b)      Reports on Form 8-K:
         The Company did not file any Current Report on Form 8-K during the quarter ended September 26, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Tollgrade Communications, Inc.
                                             (Registrant)



Dated:   November 9, 1998           /s/ Christian L. Allison
                                    ---------------------------------------
                                    Christian L. Allison
                                    Chairman, Chief Executive Officer & Director





Dated:   November 9, 1998           /s/ Samuel C. Knoch
                                    ---------------------------------------
                                    Samuel C. Knoch
                                    Chief Financial Officer and Treasurer





Dated:   November 9, 1998           /s/ Bradley N. Dinger
                                    ---------------------------------------
                                    Bradley N. Dinger
                                    Controller

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


           Exhibit
           Number          Description
           ------          -----------

            15             Letter re unaudited interim financial information

            27             Financial Data Schedule