Form 10-K
period 1998-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1999-03-24
CIK 1002531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          -----

The Registrant estimates that as of March 12, 1999, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates (excluding for purposes of this calculation only, 369,664 shares of Common Stock held of record or beneficially by the executive officers and directors of the Registrant as a group) of the Registrant was $87,963,024.

As of March 12, 1999, the Registrant had outstanding 5,932,543 shares of its Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                   Parts of Form 10-K into which
Document                                              Document is incorporated
--------                                           ----------------------------

Portions of the Annual Report to Shareholders
 for the year ended December 31, 1998                        II and IV

Portions of the Proxy Statement to be distributed
 in connection with the 1999 Annual
 Meeting of Shareholders                                        III

                                     PART I


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation," and statements incorporated by reference into this Form 10-K from the 1998 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Tollgrade Communications, Inc.'s (the "Company") present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors which specifically relate to the Company's business include the following: rapid technological change along with the need to continually develop new products; dependence on a single product line; competition; dependence on key employees; management of Company's growth; dependence on certain customers; dependence on certain suppliers; proprietary rights and risks of third party claims of infringement; and government regulation.

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

         Products. The Company's MCU products plug into the digital loop carrier ("DLC") systems that are large systems manufactured by equipment vendors such as Lucent (formerly part of AT&T), that are used by telephone companies to link the copper and fiber-optic portions of the local loop. DLC systems are located at the telephone company central offices and at remote sites within a local user area, and effectively multiplex the services of the copper lines into a single fiber-optic line. In many instances, several DLC systems are located at a single remote site to serve several thousand different end-user homes and offices. Generally, for every DLC remote site, two MCU line testing products are deployed. To ensure compatibility with these DLC systems, the Company pays royalties pursuant to license agreements for the use of proprietary design integrated circuits ("PDICs"). The PDICs are the design and property of the DLC system manufacturer from which they are purchased. The Company maintains license agreements with and pays royalties to Lucent Technologies, Fujitsu Network Transmission Systems, Inc., NEC American, Inc. and Reliance Comm/Tec Corporation. In general, the current terms for expiration of these agreements range at various times between August 1999 and an indefinite duration, with renewal provisions (unless earlier terminated) for periods of between one and five years. In addition, certain of these agreements can be terminated prior to renewal. The Company incurred $1,893,000, $2,014,000 and $2,069,000 respectively in 1996, 1997 and 1998 as royalties under the license agreements, which royalties are calculated either based on a percentage of the list price of MCU products or a fixed amount per unit which incorporate the technology licensed under each such agreement. Certain of the license agreements require the Company to maintain the confidentiality of the licensor's proprietary information and/or the terms and conditions of the agreement itself. In addition, the Company maintains license agreements which do not contain royalty provisions with Advanced Fibre Communications, DSC Technologies Corporation, Northern Telecom Inc., UTSTARCOM, Inc., Next Level Communications and SAGEM SA (a French corporation). The expiration dates of these agreements range at various times between May 1999 and November 2004, with renewal provisions (unless earlier terminated) for periods of one or more years. Future license agreements entered into by the Company may contain terms comparable to, or materially different than, the terms of existing agreements as competitive and other conditions warrant. The loss of PDICs license agreements or the inability of the Company to maintain an adequate supply of PDICs could have a material adverse effect on the Company's business. Other MCU technology is also used with home and business alarm systems. As with home service line testing, home alarm systems must be monitored from the alarm company's headquarters along a hybrid copper and fiber-optic line. The Company's alarm-related MCU products are used to facilitate the transport of analog alarm signals from subscriber homes to alarm company monitoring stations across the hybrid telephone network. These units plug into equipment at both central office and remote locations. MCU products accounted for more than 93%, 94% and 90% of the Company's sales in 1996, 1997 and 1998, respectively.

         The Company's cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. The Company has entered into a license agreement with C-Cor Electronics, Inc. (a cable television systems developer) in which the Company provides its status monitoring transponder technology that is incorporated into C-Cor's cable network management system. In 1998, the Company, under certain other business arrangements, also shipped cable products to ANTEC and General Instrument.

         Product and Technology Development. The Company's product development personnel are organized into teams, each of which is effectively dedicated to a specific product line(s) or technology. Each product team also implements the Company's ongoing "value engineering" programs which are designed to replace the Company's products with successive generations having additional features and/or lower costs. The Company continuously monitors developing technologies and introduces products as defined standards and markets emerge. In addition, the Company continues to investigate the development of new applications for its MCU technology and other technologies to service the telecommunications industry. During 1996, 1997 and 1998, research and development expenses were approximately $3,921,000, $5,945,000 and $6,880,000, respectively.

         Proprietary Rights. The names "Tollgrade(R)", "MCU(R)" and "Micro-Bank(R)", and the Company's corporate logo are registered trademarks of the Company. "Team Tollgrade(SM)" is a service mark of the Company. The Company has also applied for trademark registration for "Lighthouse(TM)", "Digitest(TM)" and "Telaccord(TM)". The Company has obtained three patents on the MCU products with expiration dates ranging from 2010 to the year 2014. In addition, the Company has two U.S. provisional, two United States, one Canada and three international patent cooperation treaty ("PCT) patent applications pending. The Company will seek additional patents from time to time related to its research and development activities. The Company protects its trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.

         Customers. The Company's primary telecommunication customers are the five regional Bell operating companies ("RBOCs"), which are Ameritech Corporation, Bell Atlantic Corporation, BellSouth Corporation, SBC Communications Inc., and US WEST Inc., as well as major independent telephone companies such as Sprint. Historically, almost all of the Company's sales have been made to the RBOCs (79% in 1998). Bell Atlantic Corporation and BellSouth Corporation accounted for 29% and 25%, respectively, of the Company's total sales in 1998. The Company's primary cable product customers are Original Equipment Manufacturers ("OEM") cable equipment manufacturers such as C-Cor Electronics, Inc., ANTEC and General Instruments. Sales of the Company's cable products in 1998 were less than [2%] of total revenues. The Company's relationships with its customers are material to the Company's business, and the loss of any such relationship could have a material adverse effect on the Company's business.

         Manufacturing. The Company's manufacturing operations consist primarily of quality control, functional testing, final assembly, burn-in and shipping. The Company is ISO 9001 registered from the British Standards Institution, Inc. ISO 9000 is a harmonized set of standards that define quality assurance management. Written by the International Organization for Standardization ("ISO"), it is recognized throughout the United States, Canada, the European Union and Japan. To be registered, the Company develops and maintains internal documentation and processes to support the production of quality products to ensure customer satisfaction.

         The Company utilizes two key independent subcontractors to perform a majority of the circuit board assembly and in-circuit testing work on its products. The Company also utilizes other subassembly contractors on a more limited basis. The loss of the subcontractors could cause delays in the Company's ability to meet production obligations and could have a material adverse effect on the Company's results of operations. In addition, shortages of raw material to, or production capacity constraints at, the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and result in increased prices for affected parts. Any such reduction may result in delays in shipments of the Company's products or increases in the price of components, either of which could have a material adverse impact on the Company.

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


         Backlog. The Company's backlog at December 31, 1998 was approximately $0.6 million, as compared to approximately $1.6 million at December 31, 1997. At December 31, 1998, the composition of the backlog related primarily to one customer order, while backlog at December 31, 1997 consisted of several customer orders. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Because of the quick turnaround that the customers expect on their orders, which is sometimes one to two weeks, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues expected for any future period.


         Competitive Conditions. The deciding competitive factors in the Company's market include price, product features, performance, reliability, service and support, breadth of product line, technical documentation and prompt delivery. The Company believes that it competes favorably on all of these factors, and certain of its products have proprietary or patented features. The Company also attempts to enter into development agreements for its MCU products with the manufacturers of DLC and other complex systems, which serves to ensure compatibility for its products. Competition would increase if new companies enter the Company's product markets or existing competitors expand their product lines. For instance, the telecommunications reform legislation has lifted the restrictions which previously prevented the RBOCs from manufacturing telecommunications equipment. Pursuant to this legislative reform, the RBOCs, which are the Company's largest customers, may become competitors of the Company in the markets served by the Company.

         For the Company's line-testing MCU devices, the primary competitive products are the remote monitoring units made by Teradyne, Inc. and the Harris Dracon division of Harris Corporation. In addition, the Wiltron Company, Inc. offers the Wiltron LoopMATE(R), a modular remote test head, which competes with the Company's POTS testing capabilities. The Company's MCU is simpler and less costly to install and permits the full complement of centralized testing to be performed as quickly and accurately as with copper by-pass wiring. The Company believes that the Tau-Tron division of General Signal Corporation, which provides special services test systems, could also expand into POTS line testing. The alarm-related MCU product's primary competitor is the Turbo 2000 unit made by ANTEC Corporation. For the Company's cable products, the primary competitors for status monitoring are Cheetah Technologies and AM Communications, Inc.

         Employees. At December 31, 1998, the Company had 230 full-time employees, all in the United States. None of the Company's employees are represented by a collective bargaining agreement.

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

ITEM 2.  PROPERTIES.

         The Company's headquarters and principal administrative, engineering and assembly facilities are located in Cheswick, Pennsylvania and occupy approximately 104,400 square feet. The Company occupies its current facilities under a lease that expires in December, 2001 with an option to renew the term of the lease for one additional period of three years. The Company believes that its current facilities are adequate to support its present level of operations and there is ample room to support continued sales growth for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         There are currently no outstanding or pending material legal proceedings with respect to the Company or its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 1998, there were no matters submitted to a vote of security holders through solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF THE COMPANY

Information relating to the executive officers of the Company as of January 31, 1999 is set forth below:


Christian L. Allison      Chairman of the Board, since April 1998; Chief
                          Executive Officer since September 1995; Treasurer from
                          May 1992 until April 1997; President since October
                          1993; prior thereto, Chief Operating Officer; Director since 1992; Age 38.

Sara M. Antol             Chief Counsel and Secretary since April 1996; prior
                          thereto, employed by the law firm of Babst, Calland, Clements and Zomnir, P.C.; Age 37.

Robert L. Cornelia        Executive Vice President, Operations since May 1996;
                          prior thereto; Vice President, Manufacturing; Age 36.

Bradley N. Dinger         Controller since September 1996; prior thereto,
                          Assistant Controller of AMSCO International, Inc.
                          (manufacturer of health care equipment); Age 36.

Herman Flaminio           Executive Vice President, Marketing Services, Planning
                          and Technical Support since July 1997; prior thereto, Senior Vice President, Marketing and Strategic
                          Products; brother of Rocco L. Flaminio, Vice Chairman,
                          Chief Technology Officer and a Director; Age 59.

Rocco L. Flaminio         Vice Chairman and Chief Technology Officer since
                          October 1993; Director since December 1995; brother of
                          Herman Flaminio, Executive Vice President; Age 74.

Mark C. Frey              Senior Vice President, Engineering since 1993; Age 45.

Samuel C. Knoch           Chief Financial Officer since August 1996; Treasurer
                          since April 1997; Controller of AMSCO International,
                          Inc. (manufacturer of health care equipment) from October 1994 until August 1996; prior thereto,
                          Director of Internal Audit at AMSCO; Age 43.

Joseph G. O'Brien         Senior Vice President, Organizational Development
                          since October 1997; Director of Employee Development from April 1997 until October 1997; Coordinator,
                          Elderberry Junction, Goodwill Industries (a charitable organization) from May 1995 until April 1997; Director of Public Relations of Goodwill Industries from June
                          1994 until May 1995; prior thereto, Roman Catholic
                          Priest, Diocese of Greensburg, Pennsylvania; Age 39.

Timothy D. O'Brien        Director of Communications since August 1997; Vice
                          President of Ketchum Public Relations ( a public relations firm) from November 1995 until August 1997;
                          prior thereto, Account Supervisor at Ketchum; Age 38.

Mark B. Peterson          Executive Vice President, Sales since October 1997;
                          prior thereto, Testing Application Group product manager (MLT and Switched Access Remote Test Systems
                          (SARTS) product lines) of Lucent Technologies (a manufacturer of communication systems, software and products and formerly AT&T Bell

                          Laboratories) from October 1995 until October 1997; prior thereto, various other management level positions at Lucent in systems engineering, hardware design, system test and product management; Age 38.

Matthew J. Rosgone        Senior Vice President, Purchasing/Manufacturing since
                          July 1998; Vice President, Purchasing from July 1996
                          until July 1998; Director of Purchasing from July 1995 until July 1996; prior thereto, Buyer; Age 30.

Roger A. Smith            Senior Vice President, Test Systems since July 1998;
                          Engineering Manager from June 1997 until July 1998;
                          Senior Software Engineer from June 1996 until June
                          1997; prior thereto, Senior Software Development
                          Engineer of Caldon Inc., (a manufacturer of ultrasonic flow meters for nuclear power industry); Age 38.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         Information relating to the market for the Company's Common Stock and other matters related to the holders thereof is set forth under the caption "Common Stock Market Prices" on page 27 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

         A summary of selected financial data for the Company, including each of the last five fiscal years in the period ended December 31, 1998, is set forth under the caption "Selected Consolidated Financial Data" on page 7 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A discussion of the Company's financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 13 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, are set forth on pages 15 through 26 of the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference. Such financial statements and supplementary data are listed in Item 14(a) (1), "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         In addition to the information reported in Part I of this Form 10-K, under the caption "Executive Officers of the Company", the information required by this item appears beneath the captions "Election of Directors" and "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information relating to executive compensation is set forth beneath the caption "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to the security ownership of beneficial owners of 5% or more of the Common Stock and of the executive officers and directors of the Company is set forth under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions is set forth beneath the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements and supplementary data are incorporated in Item 8 of Part II of this Form 10-K by reference to pages 14 through 27 of the Company's 1998 Annual Report to Shareholders, which are incorporated herein by reference:

         Statement of Management's Responsibility for Financial Reporting, dated January 25, 1999
         Report of Independent Accountants, dated January 25, 1999
         Consolidated Balance Sheets at December 31, 1997 and 1998
         Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998
         Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1998
         Consolidated Statements of Cash Flows for the three years ended December 31, 1998
         Notes to Consolidated Financial Statements
         Statements of Operations Data by Quarter

(a)(2) The following financial statement schedule is included herewith on page 15 and made a part hereof:

         Schedule II (Valuation and Qualifying Accounts)

(a)(3)  The following exhibits are included herewith and made a part hereof:

Exhibit
 Number                         Description
-------                         -----------

 3.1 Amended and Restated Articles of Incorporation of the Company, as amended through May 6, 1998 (conformed copy), filed herewith.

 3.1a Statement with Respect to Shares dated July 23, 1996 (conformed copy), filed herewith.

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

10.3* 1995 Long-Term Incentive Compensation Plan, filed as Exhibit A to the Company's 1997 Proxy Statement and incorporated herein by reference thereto.

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

10.10* Employment Agreement, dated as of December 13, 1995, between the Company and R. Craig Allison, filed as Exhibit 10.10 to the Annual Report of Tollgrade Communications, Inc. on Form

         10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

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

10.13* Stock Option Agreement entered into July 7, 1994 between the Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, John H. Guelcher, Richard
         H. Heibel and Joseph T. Messina, filed as Exhibit 10.13 to the 1995 Form 10-K.

10.14* Stock Option Agreement entered into December 14, 1995 between the Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey Blake, John H. Guelcher, Richard H. Heibel, Joseph T. Messina and Douglas T. Halliday, filed as Exhibit 10.14 to the 1995 Form 10-K.

10.15* Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1996 ("the 1996 Form 10-K").

10.16* Change in Control Agreement, entered into May 30, 1996 between the Company and Sara M. Antol, together with a schedule listing substantially identical agreements with Robert Cornelia, Herman Flaminio, Rocco Flaminio, Mark Frey, Samuel Knoch, and Matthew Rosgone, filed as Exhibit 10.1 to the Report on Form 10-Q of the Company filed on August 13, 1996.

10.17* Change in Control Agreement, entered into September 9, 1996 between the Company and Bradley N. Dinger, filed as Exhibit 10.1 to the Report on Form 10-Q of the Company filed on November 12, 1996.

10.18* Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, filed as Exhibit
         10.2 to the Report on Form 10-Q of the Company filed on November 12, 1996.

10.19* Form of Non-employee Stock Option Agreement entered into December 13, 1996 and December 30, 1997 between the Company and Lawrence Arduini, filed as Exhibit 10.19 to the 1996 Form 10-K.

10.20* Amendment to Employment Agreements, dated as of December 13, 1996, between the Company and R. Craig Allison and Christian L. Allison, filed as Exhibit 10.20 to the 1996 Form 10-K.

10.21* Amendment to Employment Agreements, dated as of December 13, 1997, between the Company and R. Craig Allison and Christian L. Allison, filed as Exhibit 10.21 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

10.22* Change of Control Agreement, entered into July 17, 1997 between the Company and Timothy O'Brien, together with a schedule listing substantially a similar agreement with Joseph O'Brien incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Company filed on November 10, 1997.

10.23 Amendment, dated February 21, 1997, to Technical Information Agreement relating to Metallic Channel Units Types A and B, dated February 1, 1993, between American Telephone and Telegraph Company ("AT&T") (licensor) and the Company (licensee) incorporated by reference to
         Exhibit 10.3 to the Report on Form 10-Q of the Company filed on November 10, 1997.

10.24* Change of Control Agreement, entered into October 15, 1997 between the Company and Mark B. Peterson, filed as Exhibit 10.24 to the 1997 Form 10-K.

10.25* Form of Non-employee Director Stock Option Agreement with respect to the Company's 1995 Long-Term Incentive Compensation Plan, filed as
         Exhibit 10.25 to the 1997 Form 10-K.

10.26* Change of Control Agreement, entered into July 17, 1997 between the Company and Roger A. Smith, filed herewith.

10.27*   1998 Employee Incentive Compensation Plan, filed herewith.

10.28* Amendment to Employment Agreement, dated as of December 30, 1998, between the Company and Christian L. Allison, filed herewith.

13.1     Company's 1998 Annual Report to Shareholders, filed herewith.

21.1 List of subsidiaries of the Company, filed as Exhibit 21.1 to the S-1 and incorporated herein by reference thereto.

23.1     Consent of PricewaterhouseCoopers LLP, filed herewith.

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

(b) Reports on Form 8-K filed during the quarter ended December 31, 1998.

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 24, 1999.

                                TOLLGRADE COMMUNICATIONS, INC.


                                By /s/ Christian L. Allison
                                   ---------------------------------------
                                   Christian L. Allison
                                   Chairman, President and Chief Executive
                                   Officer


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 24, 1999.


           SIGNATURE                                                             TITLE
           ---------                                                             -----
/s/Christian L. Allison                                                Director, Chairman, President and Chief
--------------------------------------                                 Executive Officer,
    Christian L. Allison                                               (Principal Executive Officer)


/s/James J. Barnes                                                     Director
--------------------------------------
    James J. Barnes

/s/Daniel P. Barry                                                     Director
--------------------------------------
    Daniel P. Barry

/s/David S. Egan                                                       Director
--------------------------------------
    David S. Egan

/s/Rocco L. Flaminio                                                   Director, Vice Chairman
--------------------------------------                                 and Chief Technology Officer
    Rocco L. Flaminio

/s/Richard H. Heibel, M.D.                                             Director
--------------------------------------
    Richard H. Heibel, M.D.

/s/Robert W. Kampmeinert                                               Director
--------------------------------------
    Robert W. Kampmeinert

/s/Samuel C. Knoch                                                     Chief Financial Officer and Treasurer
--------------------------------------                                 (Principal Financial Officer)
    Samuel C. Knoch

/s/Bradley N. Dinger                                                   Controller
--------------------------------------                                 (Principal Accounting Officer)
    Bradley N. Dinger

                        Report of Independent Accountants



To the Board of Directors
Tollgrade Communications, Inc.:



Our report on the consolidated financial statements of Tollgrade Communications, Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 15 of the 1998 Annual Report to Shareholders of Tollgrade Communications, Inc. and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 9 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presently fairly, in all material respects, the information required to be included therein.



                                                  /s/ PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
January 25, 1999

                                                                     SCHEDULE II

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1996, 1997 and 1998
                                 (In thousands)


Col. A                                   Col. B                        Col. C         Col. D       Col. E
------                                  ---------                      ------         ------       ------
                                                             Additions
                                        Balance at   ----------------------------
                                        Beginning    Charged to      Charged to                   Balance at
                                         of Year       Expense     Other Accounts   Deductions   End of Year
                                        ----------   ----------    --------------   ----------   -----------
Inventory reserve:
   Year ended December 31, 1996           $120          $ 95          $  --          $  --          $215
   Year ended December 31, 1997            215            --             --            (36)          179
   Year ended December 31, 1998            179            88             --             --           267

Allowance for doubtful accounts:
   Year ended December 31, 1996           $ --          $ --          $  --          $  --          $ --
   Year ended December 31, 1997             --            50             --             --            50
   Year ended December 31, 1998             50            50             --             --           100

Warranty reserve:
   Year ended December 31, 1996           $ 45          $155          $  --          $  --          $200
   Year ended December 31, 1997            200           100             --             --           300
   Year ended December 31, 1998            300           135             --             --           435

                                  EXHIBIT INDEX

                    (Pursuant to Item 601 of Regulation S-K)

Exhibit
Number                             Description
-------                            -----------

 3.1 Amended and Restated Articles of Incorporation of the Company, as amended through May 6, 1998 (conformed copy), filed herewith.

 3.1a Statement with Respect to Shares dated July 23, 1996 (conformed copy), filed herewith.

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

10.3     1995 Long-Term Incentive Compensation Plan, filed as Exhibit A to the
         Company's 1997 Proxy statement and incorporated herein by reference
         thereto.                                                                        *

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

10.10    Employment Agreement, dated as of December 13, 1995, between the
         Company and R. Craig Allison, filed as Exhibit 10.10 to the Annual
         Report of Tollgrade Communications, Inc. on Form 10-K for the year
         ended December 31, 1995 (the "1995 Form 10-K").                                 *

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

10.13    Stock Option Agreement entered into July 7, 1994 between the Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, John H. Guelcher, Richard
         H. Heibel and Joseph T. Messina, filed as Exhibit 10.13 to the 1995
         Form 10-K.                                                                      *

10.14    Stock Option Agreement entered into December 14, 1995 between the
         Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey
         Blake, John H. Guelcher, Richard H. Heibel, Joseph T. Messina and
         Douglas T. Halliday, filed as Exhibit 10.14 to the 1995 Form 10-K.              *

10.15    Form of Stock Option Agreement dated December 14, 1995 and December 29,
         1995 for Non-Statutory Stock Options granted under the 1995 Long-Term
         Incentive Compensation Plan, filed as Exhibit 10.15 to Form 10-K for
         the year ended December 31, 1996 ("the 1996 Form 10-K").                        *

10.16    Change in Control Agreement, entered into May 30, 1996 between the
         Company and Sara M. Antol, together with a schedule listing substantially identical agreements with Robert Cornelia, Herman
         Flaminio, Rocco Flaminio, Mark Frey, Samuel Knoch, and Matthew Rosgone,
         filed as Exhibit 10.1 to the Report Form 10-Q of the Company filed on
         August 13, 1996.                                                                *

10.17    Change in Control Agreement, entered into September 9, 1996 between the
         Company and Bradley N. Dinger, filed as Exhibit 10.1 to the Report on
         Form 10-Q of the Company filed on November 12, 1996.                            *

10.18    Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, filed as Exhibit
         10.2 to the Report on Form 10-Q of the Company filed on November 12,
         1996.                                                                           *

10.19    Form of Non-employee Stock Option Agreement entered into December 13,
         1996 and December 30, 1997 between the Company and Lawrence Arduini,
         filed as Exhibit 10.19 to the 1996 Form 10-K.                                   *

10.20    Amendment to Employment Agreements, dated as of December 13, 1996, between the Company and R. Craig Allison and Christian L. Allison,
         filed as Exhibit 10.20 of the 1996 Form 10-K.                                   *

10.21    Amendment to Employment Agreements, dated as of December 13, 1997, between the Company and R. Craig Allison and Christian L. Allison,
         filed as Exhibit 10.21 to the Annual Report of the Company on Form 10-K
         for the year ended December 31, 1997 (the "1997 Form 10-K").                    *

10.22    Change of Control Agreement, entered into July 17, 1997 between the
         Company and Timothy O'Brien, together with a schedule listing substantially a similar agreement with Joseph O'Brien incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Company
         filed on November 10, 1997.                                                     *


10.23    Amendment, dated February 21, 1997, to Technical Information Agreement relating to Metallic Channel Units Types A and B, dated February 1,
         1993, between American Telephone and Telegraph Company ("AT&T")
         (licensor) and the Company (licensee) incorporated by reference to
         Exhibit 10.3 to the Report on Form 10-Q of the Company filed on
         November 10, 1997.                                                              *

10.24    Change of Control Agreement, entered into October 15, 1997 between the
         Company and Mark B. Peterson, filed as Exhibit 10.24 to the 1997 Form
         10-K.                                                                           *

10.25    Form of Non-employee Director Stock Option Agreement with respect to the Company's Long-Term Incentive Compensation Plan, filed as Exhibit
         10.25 to the 1997 Form 10-K.                                                    *

10.26    Change of Control Agreement, entered into July 17, 1997 between the
         Company and Roger A. Smith, filed herewith.

10.27    1998 Employee Incentive Compensation Plan, filed herewith.

10.28 Amendment to Employment Agreement, dated as of December 30, 1998, between the Company and Christian L. Allison, filed herewith.

13.1     Company's 1998 Annual Report to Shareholders, filed herewith.

21.1     List of subsidiaries of the Company, filed as Exhibit 21.1 to the S-1
         and incorporated herein by reference thereto.                                   *

23.1     Consent of PricewaterhouseCoopers LLP, filed herewith.

27       Financial Data Schedule

----------------
 * Incorporated by reference.