Form 10-Q
period 1999-03-27
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1999-05-05
CIK 1002531

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                         -------------------------------

                                    FORM 10-Q
(Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 27, 1999

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

      As of April 15, 1999, there were 5,959,564 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.


--------------------------------------------------------------------------------

 This report consists of a total of 18 pages. The exhibit index is at page 17.

                         TOLLGRADE COMMUNICATIONS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 27, 1999


                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                       PAGE NO.
ITEM 1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF  MARCH 27, 1999 AND
              DECEMBER 31,1998 ..........................................................................3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH PERIODS
              ENDED MARCH 27, 1999 AND MARCH 28, 1998....................................................4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS
              ENDED MARCH 27, 1999 AND MARCH 28, 1998 ...................................................5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................6

              REPORT OF INDEPENDENT ACCOUNTANTS..........................................................8

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
              CONDITION..................................................................................9


PART II.  OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS.........................................................................15
ITEM 2        CHANGES IN SECURITIES.....................................................................15
ITEM 3        DEFAULTS UPON SENIOR SECURITIES...........................................................15
ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................15
ITEM 5        OTHER INFORMATION.........................................................................15
ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K..........................................................15

SIGNATURE...............................................................................................16
EXHIBIT INDEX...........................................................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             (UNAUDITED)       DECEMBER 31,
                                                                          MARCH 27, 1999               1998
===========================================================================================================
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                           $ 8,201,373        $ 8,311,353
         Short term investments                                               13,227,968         14,249,164
         Accounts receivable:
                  Trade                                                        9,555,924          7,888,060
                  Other                                                          343,567            300,680
         Inventories                                                          14,435,323         13,201,771
         Prepaid expenses and deposits                                           367,933            352,413
         Deferred tax assets                                                     354,891            354,891
-----------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                        46,486,979         44,658,332

Long term investments                                                            650,000          1,553,000
Property and equipment, net                                                    3,438,806          3,314,522
Deferred tax assets                                                              334,474            334,474
Patents and other assets                                                           3,534              4,247
===========================================================================================================
                  TOTAL ASSETS                                               $50,913,793        $49,864,575
===========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                    $ 1,289,282          $ 687,079
         Accrued expenses                                                        935,811          1,128,421
         Accrued salaries and wages                                              343,764            801,908
         Royalties payable                                                       590,839            712,971
         Income taxes payable                                                  1,292,720            788,479
-----------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT LIABILITIES                                    4,452,416          4,118,858

Deferred income                                                                       --             40,000
Deferred tax liabilities                                                           9,950              9,950
-----------------------------------------------------------------------------------------------------------
                  TOTAL LIABILITIES                                            4,462,366          4,168,808

Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
            25,000,000; issued shares 5,934,564 and
            5,920,464, respectively                                            1,186,913          1,184,093
         Additional paid-in capital                                           27,712,152         27,503,772
         Treasury stock, at cost, 165,500 and 109,100 shares,
            respectively                                                      (2,730,887)        (1,789,287)

         Retained earnings                                                    20,283,249         18,797,189
-----------------------------------------------------------------------------------------------------------
                  TOTAL  SHAREHOLDERS' EQUITY                                 46,451,427         45,695,767
===========================================================================================================
                  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $50,913,793        $49,864,575
===========================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                          FOR THE
                                                                     THREE MONTHS ENDED
                                                           MARCH 27, 1999        MARCH 28, 1998
===============================================================================================
REVENUES                                                      $11,120,345           $10,763,840

COST OF PRODUCT SALES                                           4,751,944             4,355,312
-----------------------------------------------------------------------------------------------

GROSS PROFIT                                                    6,368,401             6,408,528
-----------------------------------------------------------------------------------------------

OPERATING EXPENSES:
      Selling and marketing                                     1,398,441             1,621,884
      General and administrative                                1,048,436             1,089,707
      Research and development                                  1,875,678             1,628,002
-----------------------------------------------------------------------------------------------

          Total operating expenses                              4,322,555             4,339,593
-----------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                          2,045,846             2,068,935
      Interest and other income, net                              271,214               188,625
-----------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                      2,317,060             2,257,560
      Provision for income taxes                                  831,000               813,000
===============================================================================================
NET INCOME                                                    $ 1,486,060           $ 1,444,560
===============================================================================================
EARNINGS PER SHARE INFORMATION:
Weighted average shares of common stock and equivalents:
     Basic                                                      5,787,819             5,777,666
     Diluted                                                    5,879,702             5,956,313
-----------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:

     Basic                                                           $.26                  $.25
     Diluted                                                         $.25                  $.24
===============================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                   FOR THE
                                                                                              THREE MONTHS ENDED
                                                                                       MARCH 27, 1999    MARCH 28, 1998
========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $ 1,486,060       $ 1,444,560
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                        268,445           295,282
         Compensation expense for restricted stock                                                 --            13,475
Changes in assets and liabilities:
         (Increase) decrease in accounts receivable-trade                                  (1,667,864)          880,042

         (Increase) decrease in accounts receivable-other                                     (42,887)          236,454

         Increase in inventories                                                           (1,233,552)         (975,214)

         Increase in prepaid expenses and deposits                                            (15,520)         (713,272)

         Increase in accounts payable                                                         602,203           825,665

         (Decrease) increase in accrued expenses, deferred income, and
           royalties payable                                                                 (354,742)          139,341

         Decrease in accrued salaries and wages                                              (458,144)       (1,009,846)

         Increase (decrease) in income taxes payable                                          504,241          (252,390)

------------------------------------------------------------------------------------------------------------------------
                  Net cash (used in) provided by operating activities                        (911,760)          884,097
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Redemption/maturity of investments                                                 2,200,383         3,493,387

         Purchase of investments                                                             (276,187)       (2,986,826)

         Capital expenditures                                                                (392,016)         (679,978)

         Purchase of treasury stock                                                          (941,600)         (237,423)

------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) investing activities                         590,580          (410,840)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from exercise of stock options including related tax benefits               211,200         1,197,346

------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                                   211,200         1,197,346
------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                         (109,980)        1,670,603

Cash and cash equivalents at beginning of period                                            8,311,353         3,183,944
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $ 8,201,373       $ 4,854,547
========================================================================================================================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month period ended March 27, 1999 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 27,1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2.       INVENTORY

At March 27, 1999 and December 31, 1998, inventory consisted of the following:

                                                                (Unaudited)
                                                                 March 27,             December 31,
                                                                   1999                    1998
                                                                -----------            -----------
         Raw materials .......................................   $6,233,238             $6,135,743
         Work in progress ....................................    5,557,057              4,725,776
         Finished goods ......................................    2,645,028              2,340,252
                                                                -----------            -----------
                                                                $14,435,323            $13,201,771
                                                                ===========            ===========

3.       INVESTMENTS

Short-term investments at March 27, 1999 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have a maturity of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. Long-term investments are individual municipal bonds with a maturity of more than one year but less than eighteen months. The primary investment purposes are to provide a reserve for future business purposes, including possible acquisitions, capital expenditures and to meet working capital requirements.

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

The calculation of net income per common and common equivalent shares follows:


                                                                          THREE MONTHS             THREE MONTHS
                                                                              ENDED                    ENDED
                                                                         MARCH 27, 1999           MARCH 28, 1998
================================================================================================================
Net income ..........................................................      $1,486,060               $1,444,560

Common and common equivalent shares:
      Weighted average number of common shares outstanding
          during the period .........................................       5,787,819                5,777,666

      Common shares issuable upon exercise
          of outstanding stock options
               Diluted ..............................................          91,883                  178,647
                                                                           ----------               ----------

      Common and common equivalent shares outstanding
          during the period
               Diluted ..............................................       5,879,702                5,956,313
                                                                           ==========               ==========

Earnings per share data
      Net income per common and common equivalent shares
               Basic ................................................           $0.26                    $0.25
               Diluted ..............................................           $0.25                    $0.24

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Tollgrade Communications, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of March 27, 1999, and the related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three-months then ended. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
April 12, 1999

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the following Management's Discussion and Analysis of Results of Operations and Financial Condition which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements as to management's beliefs, strategies, plans, expectations or opinions in connection with Company performance, which are based on a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These include: rapid technological change along with the need to continually develop new products; the Company's dependence on a single product line; competition; the Company's dependence on key employees; difficulties in managing the Company's growth; the Company's dependence upon a small number of large customers and certain suppliers; the Company's dependence upon proprietary rights; risks of third party claims of infringement; and government regulation.


OVERVIEW

The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports test access and test extension products for the telecommunications and cable television industries. The Company's telecommunication proprietary products enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service ("POTS") lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related productS, represented approximately 88% of the Company's revenue for the first quarter ended March 27, 1999 and will continue to account for a majority of the Company's revenues for the foreseeable future. The Company's cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes.

The Company's telecommunication product sales are primarily to the five Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies such as Sprint and to certain digital loop carrier ("DLC") equipment manufacturers. For the quarter ended March 27, 1999, approximately 80% of the Company's total revenue was generated from sales to these five RBOCs, the two largest of which comprised approximately 42% of revenues. The Company intends to market and sell its cable products directly, as well as through various Original Equipment Manufacturer ("OEM") arrangements with cable network equipment manufacturers. The Company presently has one such OEM arrangement under contract and works under less formal arrangements with several other OEM partners. Sales for the Company's cable products for the first quarter of 1999 were not material.

The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from and shipments to the RBOCs. This timing is particularly sensitive to various business factors within each of the RBOCs including the RBOCs relationships with their various organized labor groups.

The Company believes that recent changes within the telecommunication marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have resulted in some discounting and more favorable terms granted to certain customers of the Company. In addition, the Company has recently experienced certain customer demands to consolidate product purchases which have translated into large bulk orders. Although the Company will continue to strive to meet the demands of its customers, which include delivery of quality products at an acceptable price and on acceptable terms, there are no assurances that the Company will be successful in negotiating acceptable terms and conditions pertaining to these large orders. Additionally, recent consolidations among the RBOCs, and their ability to consolidate their inventory and product procurement systems could cause fluctuations or delays in the Company's order patterns. The Company cannot predict such future events or business conditions and the Company's results may be adversely affected by these industry trends in the primary markets its serves.

Although international sales to date have not been significant, the Company believes the international markets may offer opportunities. The international telephony markets differ from those found domestically due to the different types and configurations of equipment used by those international communication companies to provide services. Certain competitive elements also are found internationally which do not exist in the Company's domestic markets. The Company has, up until the fourth quarter of 1998, utilized the professional services of various marketing consultants to define the Company's international market opportunities. Markets that are the subject of continuing review are those markets in China, Europe and several countries in the Pacific Rim area. There continues to be a high level of interest expressed by certain potential customers in the international markets; however, there can be no assurance that these efforts will be successful or that the Company will achieve significant international sales.

The Company believes that continued growth will depend on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percent of revenues were approximately 16.9% for the first quarter ended March 27, 1999. The Company expects its research and development expenses to continue at significant levels.

                      RESULTS OF OPERATIONS - FIRST QUARTER


REVENUES

Revenues for the first quarter of 1999 of $11,120,345 were $356,505, or 3.3%, higher than the revenues of $10,763,840 reported for the first quarter of 1998. The increase in revenues for the first quarter was primarily attributable to an increase in unit volume sales of core MCU(R) line testing products to BellSouth, SBC Communications which includes the former Southern New England Telephone, as well as increase in sales to Ameritech and USWest. Additionally, sales to Competitive Local Exchange Carriers improved with increased shipments to Allegiance Telecom, NextLink and US Xchange. The current quarter sales increase was offset somewhat by decreased shipment levels to Bell Atlantic, which the Company believes can be attributed to lingering inventory and product deployment issues. The Company is continuing to implement strategies designed to bring this customer back to its historical product usage levels, including product installation training and support. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.


GROSS PROFIT

Gross profit for the first quarter of 1999 was $6,368,401 compared to $6,408,528 for the first quarter of 1998, representing a decrease of $40,127, or 0.6%. Gross profit as a percentage of revenues decreased to 57.3% in the first quarter of 1999, compared to 59.5% in the same quarter last year. The decrease in gross profit margin as a percentage of revenues was primarily due to increased manufacturing costs associated with the initial production of certain of the Company's new products.


SELLING AND MARKETING EXPENSE

Selling and marketing expense for the first quarter of 1999 was $1,398,441 compared to $1,621,884 for the first quarter of 1998. This decrease of $223,443, or 13.8%, is primarily attributable to a reduction in sales commissions between periods, as well as a recent reorganization of the Company's international market development activities. At year-end 1998 and through the first quarter of 1999, the Company streamlined the structure responsible for its international efforts. The changes resulted in a more cost-effective structure that is now focused at the customer level. As a percentage of revenues, selling and marketing expenses decreased to 12.6% in the first quarter of 1999 from 15.1% in the first quarter of 1998.


GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the first quarter of 1999 was $1,048,436, a decrease of $41,271, or 3.8%, from the $1,089,707 recorded in the first quarter of 1998. The decrease in general and administrative expense primarily reflects decreases in salary and related expenditures as well as a reduction in consulting expenses between periods. As a percentage of revenues, general and administrative expenses decreased to 9.4% in the first quarter of 1999 from 10.1% in the first quarter of 1998.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the first quarter of 1999 was $1,875,678, an increase of $247,676, or 15.2%, over the $1,628,002 recorded in the first quarter of 1998. The increase is primarily associated with additional personnel and related development costs to support new product introductions. The new personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. Their efforts are associated with the development of future products, support for newer products, and feature enhancements for existing products. As a percentage of revenues, research and development expense increased to 16.9% in the first quarter of 1999 from 15.1% in the first quarter of 1998.


INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income. For the first quarter of 1999, interest and other income was $271,214 compared to $188,625 for the first quarter of 1998, representing an increase of $82,589, or 43.8%. This increase is primarily a result of an increase in funds available for investment between periods.


PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 1999 was $831,000, an increase of $18,000, or 2.2%, from $813,000 for the first quarter of 1998. This was largely due to higher pre-tax earnings. In addition, the effective income tax rate decreased to approximately 35.9% in the first quarter of 1999, compared to approximately 36.0% in the first quarter of 1998. The decrease in the effective tax rate between periods reflects certain refinements for the estimated effective tax rate for fiscal year 1999.


NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the first quarter of 1999 was $1,486,060, an increase of $41,500, or 2.9%, from the $1,444,560 recorded in the first quarter of 1998. Basic and diluted earnings per common share of $.26 and $.25, respectively, for the first quarter of 1999 increased by $.01or 4.0% and 4.2%, from the $.25 and $.24, respectively, earned in the first quarter of 1998. Basic and diluted weighted average common and common equivalent shares outstanding were 5,787,819 and 5,879,702, respectively, in the first quarter of 1999 compared to 5,777,666 and 5,956,313, respectively, in the first quarter of 1998. As a percentage of revenues, net income for the first quarter of 1999 remained unchanged between periods at 13.4%.


                         LIQUIDITY AND CAPITAL RESOURCES


At March 27, 1999, the Company had working capital of $42,034,563, which represented an increase of $1,495,089, or 3.7%, from the $40,539,474 of working capital as of December 31, 1998. The increase in working capital can be attributed primarily to operating cash flow (income from operations before depreciation and amortization) and proceeds from the exercise of stock options exceeding requirements for purchases of property and equipment and funding of the Company's stock buyback program. Significant components of the Company's change in working capital include an increase in inventories associated with increases in raw materials and work-in-process for new product introductions as well as an increase in accounts receivable-trade which reflects the shipment of certain large bulk purchases towards the end of the first quarter of 1999. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

The Company made capital expenditures of $392,016 in the first three months of 1999 which were primarily related to test equipment and fixtures for new product introductions, as well as leasehold improvements made to the Company's facilities. The Company presently has no material capital expenditure commitments.

On April 22, 1997, the Company's Board of Directors authorized a program to purchase up to 200,000 shares of its common stock over a two-year period. The program intended that the shares would be utilized to provide stock under certain employee benefit programs. As of March 27, 1999, the Company had purchased 163,300 shares of common stock under this program. Subsequent to March 27, 1999 and through April 22, 1999 the Company purchased an additional 27,900 shares of common stock under this program. The Company has used existing cash and short-term investments to finance these purchases.


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

The Company has established a Year 2000 committee to transition the Company's business applications, computing infrastructure and communication systems into the next millennium. The objectives of the Year 2000 committee are to ensure all internal computer systems function correctly in the year 2000, ensure data exchanged with external organizations conforms to year 2000 standards and ensure all products sold by the Company conform to year 2000 standards. The Company has developed an inventory of all Company business systems and corresponding software applications, and has assessed the business priority of each system. Each system was classified by mission criticality and a determination was made to either replace or remediate the system depending upon its importance. In addition, the Year 2000 project will include a review of the Year 2000 compliance efforts of the Company's key suppliers and other principal business partners and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues. While this initiative is broad in scope, it has been structured to identify and prioritize efforts for mission critical systems, products and key business partners.

The inventory and assessment phases have been substantially completed as of December 31, 1998. The Company has established an internal Year 2000 test center to certify all business applications and processes utilized throughout the Company. To date, more than 300 internal software applications or systems have been identified for testing. Initial results indicate less than 20% of these applications do not meet Year 2000 standards, and more importantly, less than 5% are business critical. During the remainder of 1999, the Year 2000 committee will focus attention to remediation and testing of internal business systems and contingency planning.

The Company's products with time-of-day ("TOD") clocks in their design have been tested for successful Year 2000 operation. Products that do not have TOD clocks have no potential Year 2000 operational issues and therefore have not been tested. The Company believes that it will have no material exposure to contingencies related to the Year 2000 Issue for the products it has sold.

In order to ensure year 2000 compliance among the Company's key suppliers and business partners, the Year 2000 committee developed surveys that were provided to the suppliers in addition to verifying compliance efforts via the supplier and business partners Web site for Year 2000 compliance-related information. The Company is currently examining where and how outside suppliers and business partners impact the business and apply the same mission-critical standard to suppliers and business partners that applies to the Company's own internal systems.

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

The Company currently estimates the expenses associated with the anticipated Year 2000 efforts to be approximately $0.1 million through 1999 with an additional $0.3 million for capital improvement costs to support this project. The costs expensed to date have been immaterial. The timing of the Company's expenses may vary and is not necessarily indicative of readiness efforts or progress to date. The Company anticipates that a portion of the Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing information technology resources.

As part of the Year 2000 initiative, the Company is evaluating scenarios that may occur as a result of the century change and is in the process of developing contingency and business plans that address potential Year 2000-related occurrences. These plans are expected to assess the potential for business disruption and to provide operational back up, recovery and restoration alternatives.

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


                                     BACKLOG


The Company's backlog consists of firm customer purchase orders for the Company's various products. As of March 27, 1999, the Company had a backlog of $1,096,206 compared to $570,155 at December 31, 1998 and $3,481,359 at March 28,
1998. The increase in backlog from December 31, 1998 occurred due to customer orders exceeding product shipments during the period. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:
           The following exhibits are being filed with this report:

           Exhibit
           Number          Description
           -------         -----------

           15              Letter re unaudited interim financial information

           27              Financial Data Schedule

           (b)    Reports on Form 8-K:

         The Company did not file any Current Report on Form 8-K during the quarter ended March 27, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOLLGRADE COMMUNICATIONS, INC.
                                (REGISTRANT)



Dated: May 5, 1999               /s/ Christian L. Allison
                                 ----------------------------------------------
                                 Christian L. Allison
                                 Chairman, President and Chief Executive Officer





Dated: May 5, 1999               /s/ Samuel C. Knoch
                                 -----------------------------------------------
                                 Samuel C. Knoch
                                 Chief Financial Officer and Treasurer




Dated: May 5, 1999               /s/ Bradley N. Dinger
                                 -----------------------------------------------
                                 Bradley N. Dinger
                                 Controller

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


           Exhibit
           Number           Description
           -------          -----------


           15               Letter re unaudited interim financial information

           27               Financial Data Schedule