Form 10-Q
period 1999-06-26
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1999-08-10
CIK 1002531

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                   ----------

                                    FORM 10-Q
(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the quarterly period ended June 26, 1999

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

                             Yes ___X___ No _______

         As of July 30, 1999, there were 5,968,497 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

         This report consists of a total of 53 pages. The exhibit index is at page 20.


--------------------------------------------------------------------------------

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 26, 1999


                                TABLE OF CONTENTS
                                -----------------

PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
------------------------------                                                                    --------

ITEM 1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF  JUNE 26, 1999 AND
              DECEMBER 31,1998 ..........................................................................3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE-MONTH AND SIX-MONTH PERIODS
              ENDED JUNE 26, 1999 AND JUNE 27, 1998......................................................4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS
              ENDED JUNE 26, 1999 AND JUNE 27, 1998 .....................................................5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................6

              REVIEW REPORT OF INDEPENDENT ACCOUNTANTS...................................................8

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
              CONDITION..................................................................................9


PART II.  OTHER INFORMATION
---------------------------

ITEM 1        LEGAL PROCEEDINGS.........................................................................17
ITEM 2        CHANGES IN SECURITIES.....................................................................17
ITEM 3        DEFAULTS UPON SENIOR SECURITIES...........................................................17
ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................17
ITEM 5        OTHER INFORMATION.........................................................................18
ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K..........................................................18

SIGNATURE...............................................................................................19
EXHIBIT INDEX...........................................................................................20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

=========================================================================================================
                                                                        (UNAUDITED)          DECEMBER 31,
                                                                       JUNE 26, 1999             1998
=========================================================================================================
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                      $ 9,666,494           $ 8,311,353
         Short term investments                                          10,618,738            14,249,164
         Accounts receivable:
                  Trade                                                  12,028,872             7,888,060
                  Other                                                     201,808               300,680
         Inventories                                                     14,875,931            13,201,771
         Prepaid expenses and deposits                                      345,219               352,413
         Deferred tax assets                                                354,891               354,891
---------------------------------------------------------------------------------------------------------
                TOTAL CURRENT ASSETS                                     48,091,953            44,658,332

Long term investments                                                     1,455,000             1,553,000
Property and equipment, net                                               3,524,478             3,314,522
Deferred tax assets                                                         334,474               334,474
Patents and other assets                                                      2,821                 4,247
=========================================================================================================
                TOTAL ASSETS                                            $53,408,726           $49,864,575
=========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                               $ 1,183,004           $   687,079
         Accrued expenses                                                   711,002             1,128,421
         Accrued salaries and wages                                         845,672               801,908
         Royalties payable                                                  945,998               712,971
         Income taxes payable                                             1,016,582               788,479
---------------------------------------------------------------------------------------------------------
                TOTAL CURRENT LIABILITIES                                 4,702,258             4,118,858

Deferred income                                                                  --                40,000
Deferred tax liabilities                                                      9,950                 9,950
---------------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES                                         4,712,208             4,168,808

Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
            25,000,000; issued shares 5,960,064 and 5,920,464,
            respectively                                                  1,192,013             1,184,093
         Additional paid-in capital                                      28,013,052            27,503,772
         Treasury stock, at cost, 193,400 and 109,100 shares,
            respectively                                                 (3,164,975)           (1,789,287)
         Retained earnings                                               22,656,428            18,797,189
---------------------------------------------------------------------------------------------------------
                TOTAL SHAREHOLDERS' EQUITY                               48,696,518            45,695,767
=========================================================================================================
                TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $53,408,726           $49,864,575
=========================================================================================================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

====================================================================================================================================
                                                                         FOR THE                               FOR THE
                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              JUNE 26, 1999     JUNE 27, 1998      JUNE 26, 1999    JUNE 27, 1998
====================================================================================================================================
REVENUES                                                       $14,269,719       $14,025,024       $25,390,064       $24,788,864
COST OF PRODUCT SALES                                            5,902,774         5,919,637        10,654,718        10,274,949
------------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                     8,366,945         8,105,387        14,735,346        14,513,915
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Selling and marketing                                       1,767,547         1,499,318         3,165,988         3,121,202
     General and administrative                                    964,933         1,262,850         2,013,369         2,352,557
     Research and development                                    2,157,980         1,542,450         4,033,658         3,170,452
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                4,890,460         4,304,618         9,213,015         8,644,211
------------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                           3,476,485         3,800,769         5,522,331         5,869,704
     Interest and other income, net                                236,549           417,366           507,763           605,991
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       3,713,034         4,218,135         6,030,094         6,475,695
     Provision for income taxes                                  1,339,855         1,575,000         2,170,855         2,388,000
====================================================================================================================================
NET INCOME                                                     $ 2,373,179       $ 2,643,135       $ 3,859,239       $ 4,087,695
====================================================================================================================================
EARNINGS PER SHARE INFORMATION:
Weighted average shares of common stock and equivalents:
     Basic                                                       5,768,925         5,855,207         5,778,233         5,816,867
     Diluted                                                     5,805,943         6,007,594         5,841,776         5,982,179
------------------------------------------------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:
     Basic                                                     $       .41       $       .45       $       .67       $       .70
     Diluted                                                   $       .41       $       .44       $       .66       $       .68
====================================================================================================================================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

============================================================================================================================
                                                                                                  SIX MONTHS ENDED
                                                                                        JUNE 26, 1999          JUNE 27, 1998
============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                               $ 3,859,239           $  4,087,695

Adjustments to reconcile net income to net cash used in operating activities:

         Depreciation and amortization                                                       541,794                601,586

         Compensation expense for restricted stock                                                --                 26,950

Changes in assets and liabilities:

         Increase in accounts receivable-trade                                            (4,140,812)            (4,695,784)

         Decrease in accounts receivable-other                                                98,872                192,291

         Increase in inventories                                                          (1,674,160)              (199,376)

         Decrease in prepaid expenses and deposits                                             7,194                142,284

         Increase in accounts payable                                                        495,925                 33,384

         Decrease in accrued expenses, deferred income, and royalties payable               (224,392)               (67,702)

         Increase (decrease) in accrued salaries and wages                                    43,764               (405,395)

         Increase  in income taxes payable                                                   228,103                 25,318
----------------------------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                                     (764,473)              (258,749)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

         Redemption/maturity of investments                                                5,689,303             12,931,757

         Purchase of investments                                                          (1,960,877)           (10,694,127)

         Capital expenditures                                                               (750,324)            (1,002,806)

         Purchase of treasury stock                                                       (1,375,688)              (287,623)
----------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by  investing activities                               1,602,414                947,201
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from exercise of stock options including related tax benefits              517,200              1,748,702
----------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                                  517,200              1,748,702
----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                  1,355,141              2,437,154

Cash and cash equivalents at beginning of period                                           8,311,353              3,183,944
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $ 9,666,494           $  5,621,098
============================================================================================================================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three and six-month periods ended June 26, 1999 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six-month periods ended June 26, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2.       INVENTORY

At June 26, 1999 and December 31, 1998, inventory consisted of the following:

                                                (Unaudited)
                                                  June 26,        December 31,
                                                    1999              1998
                                                -----------       -----------

         Raw materials ....................     $ 7,206,497       $ 6,135,743
         Work in progress .................       5,509,142         4,725,776
         Finished goods ...................       2,160,292         2,340,252
                                                -----------       -----------
                                                $14,875,931       $13,201,771
                                                ===========       ===========

3.       INVESTMENTS

Short-term investments at June 26,1999 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have a maturity of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. Long-term investments are individual municipal bonds with a maturity of more than one year but less than eighteen months. The primary investment purposes are to provide a reserve for future business purposes, including possible acquisitions, capital expenditures and to meet working capital requirements.

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

The calculation of net income per common and common equivalent shares follows:

======================================================================================================================
                                                      THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                          ENDED           ENDED             ENDED            ENDED
                                                     JUNE 26, 1999     JUNE 27, 1998    JUNE 26, 1999    JUNE 27, 1998
======================================================================================================================
Net income ......................................      $2,373,179       $2,643,135       $3,859,239       $4,087,695
                                                       ==========       ==========       ==========       ==========

Common and common equivalent shares:
      Weighted average number of
      common shares outstanding
      during the period .........................       5,768,925        5,855,207        5,778,233        5,816,867

      Common shares issuable upon exercise
          of outstanding stock options
               Diluted ..........................          37,018          152,387           63,543          165,312
                                                       ----------       ----------       ----------       ----------

      Common and common equivalent shares
          outstanding during the period
               Diluted ..........................       5,805,943        6,007,594        5,841,776        5,982,179
                                                       ==========       ==========       ==========       ==========

Earnings per share data
      Net income per common and common
          equivalent shares
               Basic ............................      $     0.41       $     0.45       $     0.67       $     0.70
               Diluted ..........................      $     0.41       $     0.44       $     0.66       $     0.68

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
                    ----------------------------------------



To the Board of Directors of
Tollgrade Communications, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of June 26, 1999, and the related condensed consolidated statements of operations for the three months and six-months ended June 26, 1999 and June 27, 1998 and the condensed consolidated statements of cash flows for the six-months ended June 26, 1999 and June 27, 1998. These financial statements are the responsibility of the company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP
July 13, 1999

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

OVERVIEW
The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports test access and test extension products for the telecommunications and cable television industries. The Company's telecommunication proprietary products enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service ("POTS") lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 88% of the Company's revenue for the second quarter ended June 26, 1999 and will continue to account for a majority of the Company's revenues for the foreseeable future. In addition, the Company has begun modest shipments of the Digitest (TM) centralized network test platform. The Digitest system is a test head designed to measure electrical and audio characteristics of telephone lines providing POTS service, including the capability to perform certain line prequalification tests in anticipation of the deployment of wide bandwidth services. The Company is planning to further develop the Digitest system to ultimately address in-service testing of digital subscriber lines including Integrated Service Digital Network (ISDN) and Asymmetric Digital Subscriber Line (ADSL). The Company's cable products consist of a complete cable status monitoring system that provides a broad testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system includes a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes.

The Company's telecommunication product sales are primarily to the five Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies such as Sprint and to certain digital loop carrier ("DLC") equipment manufacturers. For the quarter ended June 26, 1999, approximately 79% of the Company's total revenue was generated from sales to these five RBOCs, the two largest of which comprised approximately 44% of revenues. The Company markets and sells its cable products directly, as well as through various Original

Equipment Manufacturer ("OEM") arrangements with cable network equipment manufacturers. The Company presently has one such OEM arrangement under contract and works under less formal arrangements with several other OEM partners. Sales for the Company's cable products for the second quarter of 1999 were modest.

 The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from and shipments to the RBOCs. This timing is particularly sensitive to various business factors within each of the RBOCs including the RBOCs relationships with their various organized labor groups.

The Company believes that recent changes within the telecommunication marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have resulted in some discounting and more favorable terms granted to certain customers of the Company. In addition, the Company experienced certain customer demands to consolidate product purchases which have translated into large bulk orders. Although the Company will continue to strive to meet the demands of its customers, which include delivery of quality products at an acceptable price and on acceptable terms, there are no assurances that the Company will be successful in negotiating acceptable terms and conditions pertaining to these large orders. Additionally, recent consolidations among the RBOCs, and their ability to consolidate their inventory and product procurement systems could cause fluctuations or delays in the Company's order patterns. The Company cannot predict such future events or business conditions and the Company's results may be adversely affected by these industry trends in the primary markets its serves.

Although international sales to date have not been significant, the Company believes that certain international markets may offer opportunities. However, the international telephony markets differ from those found domestically due to the different types and configurations of equipment used by those international communication companies to provide services. In addition, certain competitive elements also are found internationally which do not exist in the Company's domestic markets. These factors, when combined, have made entrance into these international markets extremely difficult. From time to time, the Company has utilized the professional services of various marketing consultants to assist in defining the Company's international market opportunities. With the assistance of these consultants and through direct marketing efforts by the Company, it has been determined that its present MCU technology offers limited opportunities in certain international markets for competitive and other technological reasons. These markets include China other than through an existing OEM relationship, Europe and the Pac Rim countries. There can be no assurance that any continued efforts by the Company will be successful or that the Company will achieve significant international sales.

The Company believes that continued growth will depend on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percent of revenues were approximately 15.1% for the second quarter ended June 26, 1999. The Company expects its research and development expenses to continue at significant levels.

                     RESULTS OF OPERATIONS - SECOND QUARTER


REVENUES
Revenues for the second quarter of 1999 of $14,269,719 were $244,695, or 1.7%, higher than the revenues of $14,025,024 reported for the second quarter of 1998. The increase in revenues for the second quarter of 1999 was primarily attributable to an increase in unit volume sales of core MCU(R) line testing products to US West as well as increases in sales to BellSouth and SBC Communications. Additionally, sales to Competitive Local Exchange Carriers improved from second quarter, 1998, with increased shipments to Allegiance Telecom and Sprint. The current quarter sales increase was offset somewhat by decreased shipment levels to Bell Atlantic, which the Company believes can be attributed to lingering inventory and product deployment issues. The Company is continuing to implement strategies designed to bring this customer back to its historical product usage levels, including product installation training and support. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

GROSS PROFIT
Gross profit for the second quarter of 1999 was $8,366,945 compared to $8,105,387 for the second quarter of 1998, representing an increase of $261,558, or 3.2%. Gross profit as a percentage of revenues increased to 58.6% in the second quarter of 1999, compared to 57.8% in the same quarter last year. The overall increase in the gross profit from the prior year period resulted primarily from the increased sales levels, while improvements in gross profit as a percentage of revenues were primarily due to certain manufacturing and purchasing efficiencies.

SELLING AND MARKETING EXPENSE
Selling and marketing expense for the second quarter of 1999 was $1,767,547 compared to $1,499,318 for the second quarter of 1998. This increase of $268,229, or 17.9%, is primarily attributable to an increase in marketing expenses associated with the Company's comprehensive technical training and other testability improvement initiative programs as well as increased spending on advertising, promotion and related marketing activities. As a percentage of revenues, selling and marketing expenses increased to 12.4% in the second quarter of 1999 from 10.7% in the second quarter of 1998.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expense for the second quarter of 1999 was $964,933, a decrease of $297,917, or 23.6%, from the $1,262,850 recorded in the second quarter of 1998. The decrease in general and administrative expense primarily reflects a reduction in salaries and associated expenses, as well as a decrease in certain professional service fees. As a percentage of revenues, general and administrative expenses decreased to 6.8% in the second quarter of 1999 from 9.0% in the second quarter of 1998.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense in the second quarter of 1999 was $2,157,980, an increase of $615,530, or 39.9%, over the $1,542,450 recorded in the second quarter of 1998. The increase is primarily associated with additional personnel and related development costs to support new product introductions (primarily Digitest and various cable-related products). The new personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. Their efforts are associated with new product development, as well as support, and feature enhancement of existing products. As a percentage of revenues, research and development expense increased to 15.1% in the second quarter of 1999 from 11.0% in the second quarter of 1998.

INTEREST AND OTHER INCOME
Interest and other income consists primarily of interest income. For the second quarter of 1999, interest and other income was $236,549 compared to $417,366 for the second quarter of 1998, representing a decrease of $180,817, or 43.3%. This decrease relates to the net key man life insurance proceeds of approximately $156,000 associated with the death of Company's former Chairman, R. Craig Allison being included in the second quarter of 1998. Excluding the effect of the aforementioned net life insurance proceeds, interest and other income decreased $24,817, or 9.5%.

PROVISION FOR INCOME TAXES
The provision for income taxes for the second quarter of 1999 was $1,339,855, a decrease of $235,145, or 14.9%, from the $1,575,000 for the second quarter of 1998. The effective income tax rate decreased to approximately 36.1% in the second quarter of 1999, compared to approximately 37.3% in the second quarter of 1998. The decrease in the effective tax rate between periods reflects certain refinements for the estimated effective tax rate for fiscal year 1999.

NET INCOME AND EARNINGS PER SHARE
As a result of the above factors, net income for the second quarter of 1999 was $2,373,179, a decrease of $269,956, or 10.2%, from the $2,643,135 recorded in the second quarter of 1998. Basic and diluted earnings per common share of $.41 and $.41, respectively, for the second quarter of 1999 decreased by $.04 and $.03, or 8.9% and 6.8%, from the $.45 and $.44, respectively, earned in the second quarter of 1998. The prior year quarter includes approximately $226,000, or $.04 per share, related to the after-tax effect of the key man life insurance proceeds. Excluding the effect of these net life insurance proceeds, net income decreased $43,956, or 1.8%, between periods and diluted earnings per common share increased $.01, or 2.5%. Basic and diluted weighted average common and common equivalent shares outstanding were 5,768,925 and 5,805,943, respectively, in the second quarter of 1999 compared to 5,855,207 and 6,007,594, respectively, in the second quarter of 1998. As a percentage of revenues, net income for the second quarter of 1999 decreased to 16.6% compared to the 18.8% for the second quarter of 1998.


                      RESULTS OF OPERATIONS - YEAR TO DATE

REVENUES
For the first six months of 1999, revenues were $25,390,064 compared to $24,788,864 for the first six months of 1998, representing an increase of $601,200 or 2.4%. The increase in revenues for the first six months of 1999 was primarily attributable to an increase in unit volume sales of core MCU(R) line testing products to US West, as well as increases in sales to BellSouth and SBC Communications. Additionally, sales to Competitive Local Exchange Carriers improved with increased shipments to Allegiance Telecom. The sales increase in the first six months of 1999 was offset somewhat by decreased shipment levels to Bell Atlantic, which the Company believes can be attributed to lingering inventory and product deployment issues. The Company is continuing to implement strategies designed to bring this customer back to its historical product usage levels, including product installation training and support. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

GROSS PROFIT
For the six months of 1999, gross profit increased to $14,735,346 compared to $14,513,915 for the first six months of 1998, representing an increase of $221,431, or 1.5%. As a percentage of revenues, gross profit decreased to 58.0% in the first six months of 1999 compared to 58.6% in the same period for 1998. The overall increase in gross profit margin resulted primarily from increased sales levels, while the decrease in gross margin as a percentage of revenues was primarily a result of increased manufacturing costs associated with the initial production of certain of the Company's new products.

SELLING AND MARKETING EXPENSE
For the first six months of 1999, selling and marketing expense totaled $3,165,988 compared to $3,121,202 for the first six months of 1998, representing an increase of $44,786 ,or 1.4%. This increase is primarily attributable to the Company's comprehensive customer focused testability improvement initiative programs. As a percentage of revenue, selling and marketing expense decreased to 12.5% in the first six months of 1999 from 12.6% for the same period of 1998.

GENERAL AND ADMINISTRATIVE EXPENSE
For the first six months of 1999, general and administrative expense totaled $2,013,369 compared to $2,352,557 for the first six months of 1998, representing a decrease of $339,188 or 14.4%. The decrease in general and administrative expense primarily reflects a reduction in salary and related expense associated with the death of the former Chairman, R. Craig Allison, as well as a reduction in certain professional service fees between periods. As a percentage of revenue, general and administrative expense decreased to 7.9% in the first six months of 1999 from 9.5% for the same period of 1998.

RESEARCH AND DEVELOPMENT EXPENSE
For the first six months of 1999, research and development expense totaled $4,033,658 compared to $3,170,452 for the first six months of 1998, representing an increase of $863,206 or 27.2%. This increase is primarily associated with additional personnel and related development costs to support new product introductions (primarily Digitest and cable-related products). The new personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. Their efforts are associated with new product development as well as support, and feature enhancements for existing products. As a percentage of revenues, research and development expense increased to 15.9% in the first six months of 1999 from 12.8% for the first six months of 1998.

INTEREST AND OTHER INCOME
For the first six months of 1999, interest and other income was $507,763 compared to $605,991 for the first six months of 1998, representing a decrease of $98,228. This decrease relates to the net key man life insurance proceeds, of approximately $156,000 associated with the death of Company's former Chairman,
R. Craig Allison being included in the second quarter of 1998. Excluding the effect of the aforementioned net life insurance proceeds, interest and other income increased $57,772, or 12.8%. This increase is primarily attributable to an increase in funds available for investment between periods.

PROVISION FOR INCOME TAXES
The provision for income taxes for the first six months of 1999 was $2,170,855 which was a decrease of $217,145, or 9.1%, from $2,388,000 for the first six months of 1998. The effective income tax rate decreased to approximately 36.0% in the first six months of 1999, compared to approximately 36.9% in the first six months of 1998. The decrease in the effective tax rate between periods reflects certain refinements for the estimated effective tax rate for fiscal year 1999.

NET INCOME AND EARNINGS PER SHARE
As a result of the above factors, net income for the first half of 1999 was $3,859,239, a decrease of $228,456, or 5.6%, from the $4,087,695 recorded in the first six months of 1998. Basic and diluted earnings per common share of $.67 and $.66, respectively, for the first half of 1999 decreased by $.03 and $.02, or 4.3% and 2.9%, from the $.70 and $.68, respectively, earned in the first half of 1998. The prior year period includes approximately $226,000, or $.04 per share, related to the after-tax effect of the key man life insurance proceeds. Excluding the effect of these net insurance proceeds, net income decreased $2,456, or 0.1%, between periods and diluted earnings per common share increased $.02, or 3.1%. Basic and diluted weighted average common and common equivalent shares outstanding were 5,778,233 and 5,841,776, respectively, in the first half of 1999 compared to 5,816,867 and 5,982,179, respectively, in the first half of 1998. As a percentage of revenues, net income for the first half of 1999 decreased to 15.2% compared to the 16.5% for the first half of 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 26, 1999, the Company had working capital of $43,389,695, which represented an increase of $2,850,220, or 7.0%, from the $40,539,474 of working capital as of December 31, 1998. The increase in working capital can be attributed primarily to operating cash flow (income from operations before depreciation and amortization) and proceeds from the exercise of stock options exceeding requirements for purchases of property and equipment and funding of the Company's stock buyback program. Significant components of the Company's change in working capital include an increase in inventories associated with increases in raw materials and work-in-process for new product introductions, as well as an increase in accounts receivable-trade which reflects the shipment of certain large bulk purchases during the latter portion of the current quarter. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

The Company made capital expenditures of $750,324 in the first six months of 1999 which were primarily related to test equipment and fixtures for new product introductions, as well as certain leasehold improvements made to the Company's facilities. The Company presently has no material capital expenditure commitments.

On April 22, 1997, the Company's Board of Directors authorized a program to purchase up to 200,000 shares of its common stock over a two-year period. The program intended that the shares would be utilized to provide stock under certain employee benefit programs. As of April 22, 1999, the expiration of this initial program, the Company had purchased 193,400 shares of common stock under this program. The Company has used existing cash and short-term investments to finance these purchases. On May 6, 1999, the Company's Board of Directors authorized a new program to purchase up to 200,000 shares of its common stock over a two-year period. As of June 26, 1999, the Company has not initiated any purchases of common stock under this new program.

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

The Company has established a Year 2000 committee to transition the Company's business applications, computing infrastructure and communication systems into the next millennium. The objectives of the Year 2000 committee are to ensure all internal computer systems function correctly in the year 2000, ensure data exchanged with external organizations conforms to year 2000 standards and ensure all products sold by the Company conform to year 2000 standards. The Company has developed an inventory of all Company business systems and corresponding software applications, and has assessed the business priority of each system. Each system was classified by mission criticality and a determination was made to either replace or remediate the system depending upon its importance. In addition, the Year 2000 project included a review of the Year 2000 compliance efforts of the Company's key suppliers and other principal business partners and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues. While this initiative is broad in scope, it has been structured to identify and prioritize efforts for mission critical systems, products and key business partners.

As of June 30, 1999, the majority of the Company's critical applications are currently prepared to process Year 2000 information. In addition, we have conducted integration testing of our critical systems. During the remainder of 1999, the Year 2000 committee will focus attention to continue remediation and testing on a few remaining internal business systems and contingency planning.

The Company's products with time-of-day ("TOD") clocks in their design have been tested for successful Year 2000 operation. Products that do not have TOD clocks have no potential Year 2000 operational issues and therefore have not been tested. The Company believes that it will have no material exposure to contingencies related to the Year 2000 Issue for the products it has sold.

In order to ensure year 2000 compliance among the Company's key suppliers and business partners, the Year 2000 committee developed surveys that were provided to the suppliers in addition to verifying compliance efforts via the supplier and business partners Web site for Year 2000 compliance-related information. The Company continues to examine where and how outside suppliers and business partners impact the business and apply the same mission-critical standard to suppliers and business partners that applies to the Company's own internal systems. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company currently estimates the expenses associated with the anticipated Year 2000 efforts to be approximately $0.1 million through 1999 with an additional $0.3 million for capital improvement costs to support this project. The costs expensed to date have approximated the Company's initial estimates. The timing of the Company's expenses may vary and is not necessarily indicative of readiness efforts or progress to date. The Company anticipates that a portion of the Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing information technology resources.

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

                                     BACKLOG

The Company's backlog consists of firm customer purchase orders for the Company's various products. As of June 26, 1999, the Company had a backlog of $7,431,562 compared to $570,155 at December 31, 1998 and $2,202,611 at June 27,
1998. During the latter part of June 1999, the Company received a non-cancelable order from an Original Equipment Manufacturing (OEM) customer of approximately $4 million for one of the company's MCU products. It is expected that all products subject to the order will be delivered during the third quarter of 1999, but delivery may be deferred until no later than November 30, 1999. The Company has not been given reason to expect that this order will be repeated by this customer in comparable volume in the foreseeable future. As with any OEM purchases, there is a possibility that this order may reduce the Company's direct sales of other MCU products to its customer base in some future period. For these reasons, this order is not necessarily indicative of a corresponding increase in sales during the second half of 1999. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------
           None.

ITEM 2.  CHANGES IN SECURITIES
------------------------------
           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

           On May 6, 1999, the Company held its annual shareholders meeting. At the meeting, Christian L. Allison, Daniel P. Barry, and David S. Egan were elected to the Board of Directors for a three-year term expiring at the annual meeting of shareholders in 2002. The terms of Directors James J. Barnes and Rocco L. Flaminio continued after the meeting and will expire at the annual meeting of shareholders in 2000. The terms of Directors Richard H. Heibel and Robert W. Kampmeinert also continued after the meeting and will expire at the annual meeting of shareholders in 2001. In addition, the Company's 1995 Long-Term Incentive Compensation Plan (the "Plan") was amended to increase the number of shares authorized issuance under the Plan. Also, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal year 1999. The results of the voting were as follows:

                                          Total Votes
                                             Cast           For          Against      Withheld      Abstained
                                             ----           ---          -------      --------      ---------
Election of Directors:
----------------------
   Christian L. Allison                    5,369,968     5,090,828            --       279,140          --
   Daniel P. Barry                         5,369,968     5,091,878            --       278,090          --

Amendment of 1995 Long-Term Incentive
-------------------------------------
Compensation Plan                          5,369,968     4,300,317      1,018,138          --        51,513
-----------------

Ratification of Appointment of             5,369,968     5,314,734         45,018          --        10,216
------------------------------
PricewaterhouseCoopers LLP
--------------------------

ITEM 5.  OTHER INFORMATION
--------------------------

At a meeting on July 15, 1999, the Board of Directors of the Company approved the addition of a new Section 3.17 to Article III of the Bylaws of the Company. The new Section 3.17 requires that any shareholder of the Company intending to present a nomination of a person for election to the Board of Directors of the Company or a proposal for action by the shareholders at an annual or special meeting must give written notice of the nomination or proposal, containing specified information, to the Secretary of the Company not later than the notice deadline established under the new Section 3.17 of the Bylaws. The notice deadline will generally be 60 days prior to the anniversary date of the Company's proxy statement for the previous year's annual meeting. For the 2000 annual meeting, this notice deadline will be January 26, 2000. Compliance with the notice requirements of the new section of the Bylaws will be required in order for a nomination or shareholder proposal to be presented for a shareholder vote at an annual or special meeting.

The new section of the Bylaws also provides that nominations of persons for election to the Board of Directors will exclusively be made by the Board or a Committee appointed by the Board. The Nominating Committee of the Company has been appointed by the Board to make such nomination and will consider candidates proposed by shareholders who meet the notice and information requirements specified in new Section 3.17 of the Bylaws.

The new section of the Bylaws will not affect any rights of a shareholder to request inclusion of a proposal in the Company's proxy statement pursuant to Securities and Exchange Commission Rule 14a-8 or to present for action at an annual meeting any proposal so included. Rule 14a-8 requires that notice of shareholder proposals requested to be included in the Company's proxy materials pursuant to that Rule must generally be furnished to the Company not later than 120 days prior to the anniversary date of the Company's proxy statement for the previous year's annual meeting. For the 2000 annual meeting, the Rule 14a-8 notice deadline is November 26, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)        Exhibits:
           The following exhibits are being filed with this report:

           Exhibit
           Number          Description
           ------          -----------

            3.2 Amended and Restated Bylaws of the Company dated July 15, 1999, filed herewith.

           10.29 Change in Control Agreement, entered into July 16, 1999 between the Company and Donald J. Pavlek, file herewith.

           15              Letter re unaudited interim financial information

           27              Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company did not file any Current Report on Form 8-K during the quarter ended June 26, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TOLLGRADE COMMUNICATIONS, INC.
                                 (REGISTRANT)



Dated:   August 10, 1999         /s/ CHRISTIAN L. ALLISON
                                 -----------------------------------------------
                                 CHRISTIAN L. ALLISON
                                 CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER





Dated:   August 10, 1999         /s/ SAMUEL C. KNOCH
                                 -----------------------------------------------
                                 SAMUEL C. KNOCH
                                 CHIEF FINANCIAL OFFICER AND TREASURER




Dated:   August 10, 1999         /s/ BRADLEY N. DINGER
                                 -----------------------------------------------
                                 BRADLEY N. DINGER
                                 CONTROLLER

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


Exhibit
Number          Description
------          -----------
 3.2            Amended and Restated Bylaws of the Company dated July 15, 1999, filed herewith.

10.29 Change in Control Agreement, entered into July 16, 1999 between the Company and Donald J. Pavlek, filed herewith.

15              Letter re unaudited interim financial information

27              Financial Data Schedule