Form 10-Q
period 1999-09-25
TOLLGRADE COMMUNICATIONS INC \PA\
filed 1999-11-09
CIK 1002531

                ------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                         -------------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 25, 1999

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ____________

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

      As of October 28, 1999, there were 5,980,327 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

--------------------------------------------------------------------------------

  This report consists of a total of 22 pages. The exhibit index is on page 21.

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 25, 1999

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
------------------------------                                                                    --------
ITEM 1        Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets as of September 25, 1999 and December 31,1998 .......3

              Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 25, 1999 and September 26, 1998............................................4

              Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
              September 25, 1999 and September 26, 1998 .................................................5

              Notes to Condensed Consolidated Financial Statements.......................................6

              Report of Independent Accountants..........................................................9

ITEM 2        Management's Discussion and Analysis of Results of Operations and Financial
              Condition................................................................................ 10

PART II.  OTHER INFORMATION
---------------------------

ITEM 1        Legal Proceedings.........................................................................19
ITEM 2        Changes in Securities.....................................................................19
ITEM 3        Defaults Upon Senior Securities...........................................................19
ITEM 4        Submission of Matters to a Vote of Security Holders.......................................19
ITEM 5        Other Information.........................................................................19
ITEM 6        Exhibits and Reports on Form 8-K..........................................................19

SIGNATURE...............................................................................................20
EXHIBIT INDEX...........................................................................................21

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            (UNAUDITED        DECEMBER 31,
                                                                    SEPTEMBER 25, 1999                1998
===========================================================================================================
ASSETS
Current assets:
         Cash and cash equivalents                                         $ 8,305,683        $ 8,311,353
         Short term investments                                             12,858,506         14,249,164
         Accounts receivable:
                  Trade                                                      9,409,482          7,888,060
                  Other                                                        313,073            300,680
         Inventories                                                        17,942,072         13,201,771
         Prepaid expenses and deposits                                         228,191            352,413
         Deferred tax asset                                                    583,781            354,891
----------------------------------------------------------------- --------------------- ------------------
                  Total current assets                                      49,640,788         44,658,332

Long term investments                                                        2,890,000          1,553,000
Property and equipment, net                                                  3,656,275          3,314,522
Deferred tax asset                                                             359,129            334,474
Patents and other assets                                                         2,109              4,247
==========================================================================================================
                  Total assets                                             $56,548,301        $49,864,575
==========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                  $ 1,405,519          $ 687,079
         Accrued expenses                                                      984,196          1,128,421
         Accrued salaries and wages                                            934,277            801,908
         Royalties payable                                                     493,066            712,971
         Income taxes payable                                                  940,342            788,479
----------------------------------------------------------------------------------------------------------
                  Total current liabilities                                  4,757,400          4,118,858

Deferred income                                                                985,443             40,000
Deferred tax liability                                                           9,950              9,950
----------------------------------------------------------------------------------------------------------
                  Total liabilities                                          5,752,793          4,168,808

Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
            25,000,000; issued 5,970,481 and 5,920,464,
            respectively                                                     1,194,097          1,184,093
         Additional paid-in capital                                         28,171,625         27,503,772
         Treasury stock, at cost, 193,400 and 109,100 shares,
            respectively                                                    (3,164,975)        (1,789,287)
         Retained earnings                                                  24,594,761         18,797,189
----------------------------------------------------------------------------------------------------------
                  Total  shareholders' equity                               50,795,508         45,695,767
==========================================================================================================
                  Total liabilities & shareholders' equity                 $56,548,301        $49,864,575
==========================================================================================================
      The accompanying notes are an integral part of the condensed consolidated financial statements.
==========================================================================================================

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   For the                              For the
                                                             Three Months Ended                    Nine Months Ended
                                                       Sept. 25, 1999   Sept. 26, 1998    Sept. 25, 1999    Sept. 26, 1998
===========================================================================================================================
Revenues                                                  $13,402,653      $10,120,469       $38,792,717       $34,909,333
Cost of product sales                                       6,039,595        4,511,004        16,694,313        14,785,953
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                                7,363,058        5,609,465        22,098,404        20,123,380
---------------------------------------------------------------------------------------------------------------------------
Operating expenses:
         Selling and marketing                              1,560,692        1,227,629         4,726,680         4,348,831
         General and administrative                           980,508        1,132,867         2,993,877         3,485,424
         Research and development                           2,125,826        1,586,704         6,159,484         4,757,156
---------------------------------------------------------------------------------------------------------------------------
         Total operating expenses                           4,667,026        3,947,200        13,880,041        12,591,411
---------------------------------------------------------------------------------------------------------------------------
Income from operations                                      2,696,032        1,662,265         8,218,363         7,531,969
         Interest and other income, net                       334,301          103,131           842,064           709,122
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  3,030,333        1,765,396         9,060,427         8,241,091
         Provision for income taxes                         1,092,000          654,803         3,262,855         3,042,803
===========================================================================================================================
Net income                                                 $1,938,333       $1,110,593        $5,797,572        $5,198,288
===========================================================================================================================
Earnings per share information:
Weighted average shares of common stock and
common stock equivalents
         Basic                                              5,773,805        5,892,894         5,776,746         5,842,308
         Diluted                                            6,008,302        6,048,223         5,893,040         6,004,436
---------------------------------------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:
         Basic                                                   $.34             $.19             $1.00              $.89
         Diluted                                                 $.32             $.18              $.98              $.87
===========================================================================================================================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                  Sept. 25, 1999      Sept. 26, 1998
=====================================================================================================================
Cash flows from operating activities:
Net income                                                                            $5,797,572          $5,198,288
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                   920,097             864,992
         Deferred income taxes                                                         (253,545)           (476,351)
         Compensation expense for restricted stock                                         -----              35,934
Changes in assets and liabilities:
         Increase in accounts receivable-trade                                       (1,521,422)         (1,454,283)
         Increase in accounts receivable-other                                          (12,393)           (562,872)
         Increase in inventories                                                     (4,740,301)           (872,698)
         Decrease in prepaid expenses and deposits                                       124,222             203,201
         Increase (decrease) in accounts payable                                         718,440           (413,730)
         Increase (decrease)in accrued expenses and deferred income                      801,218             (3,064)
         Decrease in royalties payable                                                 (219,905)           (298,154)
         Increase (decrease) in accrued salaries and wages                               132,369           (755,452)
         Increase (decrease) in income taxes payable                                     151,863           (292,849)
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                            1,898,215           1,172,962
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Redemption/maturity of short-term investments                                 9,353,489           5,643,578
         Purchase of short-term/long-term investments                                (9,299,831)         (5,569,749)
         Capital expenditures                                                        (1,259,712)         (1,286,060)
         Purchase of treasury stock                                                  (1,375,688)           (287,623)
---------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                              (2,581,742)         (1,499,854)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Proceeds from exercise of stock options including related tax                   677,857           2,293,513
         benefits
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                              677,857           2,293,513
---------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                     (5,670)           1,966,621
Cash and cash equivalents at beginning of period                                       8,311,353           3,183,944
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $8,305,683          $5,150,565
=====================================================================================================================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three and nine-month periods ended September 25, 1999 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine-month periods ended September 25, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.       INVENTORIES

At September 25, 1999 and December 31, 1998, inventory consisted of the following:


                                                             (Unaudited)
                                                            September 25,              December 31 ,
                                                                 1999                      1998
                                                            -------------              -------------

         Raw materials . . . . . . . . . . . . . . . .        $9,080,124                $6,135,743
         Work in progress. . . . . . . . . . . . . . .         6,446,753                 4,725,776
         Finished goods. . . . . . . . . . . . . . . .         2,415,195                 2,340,252
                                                              ----------               -----------
                                                             $17,942,072               $13,201,771
                                                             ===========               ===========

3.       SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term investments at September 25, 1999 and December 31, 1998 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have a maturity of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. Long-term investments are comprised of individual municipal bonds with a maturity of more than one year but less than eighteen months. The primary investment purpose is to provide a reserve for future business purposes, including possible acquisitions and capital expenditures and to meet working capital requirements.

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

The calculation of net income per common and common equivalent shares follows (unaudited):

======================================================================================================================
                                                  Three Months      Three Months      Nine Months        Nine Months
                                                     Ended             Ended             Ended             Ended
                                                 Sept. 25, 1999    Sept. 26, 1998    Sept. 25, 1999    Sept. 26, 1998
======================================================================================================================
Net income                                           $1,938,333        $1,110,593        $5,797,572        $5,198,288
======================================================================================================================

Common and common equivalent shares:
Weighted average number of
common shares outstanding
during the period.............................        5,773,805         5,892,894         5,776,746         5,842,308

Common shares issuable upon exercise
of outstanding stock options:
   Diluted....................................          234,497           155,329           116,294           162,128

Common and common equivalent shares
outstanding during the period:
----------------------------------------------------------------------------------------------------------------------
   Diluted....................................        6,008,302         6,048,223         5,893,040         6,004,436
======================================================================================================================

Earnings per share data
Net income per common and common equivalent shares:

   Basic......................................            $ .34            $ .19            $ 1.00             $ .89
   Diluted....................................            $ .32            $ .18            $  .98             $ .87

5.       DEFERRED INCOME

Deferred income as of September 25, 1999 of $985,443 represents product shipments to one of the Company's customers for various cable-related products during the third quarter of 1999. Revenues and corresponding income related to this deferral were not recognized in the Company's third quarter, 1999 consolidated statement of operations because of substantial contingencies surrounding such recognition, including customer right of return as well as other contractual matters under negotiation. Such revenues and income will be recognized when contractual discussions between the Company and the customer have been completed and all contingencies have been satisfactorily resolved.

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Tollgrade Communications, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of September 25, 1999, and the related condensed consolidated statements of operations for each of the three month and nine month periods ended September 25, 1999 and September 26, 1998 and the condensed consolidated statement of cash flows for the nine month periods ended September 25, 1999 and September 26, 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

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

Pittsburgh, Pennsylvania
October 8, 1999

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

Overview
The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports test access and test extension products for the telecommunications and cable television industries. The Company's telecommunication proprietary products enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service ("POTS") lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 69% of the Company's revenue for the third quarter ended September 25, 1999 and will continue to account for a majority of the Company's revenues for the foreseeable future. In addition, the Company has begun shipments of the DigiTest (TM) centralized network test platform. The DigiTest system provides complete hardware testing for POTS and local loop prequalification for Digital Subscriber Line ("DSL") services. DigiTest's compact digital measurement unit ("DMU") which resides in the central office, qualifies local loops through load coil detection, identification, and location. The DMU is designed to act as the test head in the system, with the ability to determine subscriber-line characteristics for POTS and xDSL. The DigiTest system also includes the digital measurement node, which consists of a metal-chassis, backplane and an alarm/fuse card. The Company's cable products consist of a complete cable status monitoring system that provides a broad testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system includes a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes.

The Company's telecommunication product sales are primarily to the four Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies such as Sprint and to certain digital loop carrier ("DLC") equipment manufacturers. For the quarter ended September 25, 1999, approximately 50% of the Company's total revenue was generated from sales to these four RBOCs, the two largest of which comprised approximately 41% of revenues. The Company markets and sells its cable products directly, as well as through various Original Equipment Manufacturer ("OEM") arrangements with cable network equipment manufacturers. The Company presently has one such OEM arrangement under contract and works under less formal arrangements with several other OEM partners.

The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from and shipments to the RBOCs. This timing is particularly sensitive to various business factors within each of the RBOCs including the RBOCs relationships with their various organized labor groups.

The Company believes that recent changes within the telecommunication marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have resulted in some discounting and more favorable terms granted to certain customers of the Company. In addition, the Company experienced certain customer demands to consolidate product purchases which have translated into large bulk orders. Although the Company will continue to strive to meet the demands of its customers, which include delivery of quality products at an acceptable price and on acceptable terms, there are no assurances that the Company will be successful in negotiating acceptable terms and conditions pertaining to these large orders. Additionally, recent consolidations among the RBOCs, and their ability to consolidate their inventory and product procurement systems could cause fluctuations or delays in the Company's order patterns. Also, recent efforts in the cable status monitoring industry to standardize transponders among status monitoring systems could cause pricing pressure as well as affect deployment within certain customers of the Company's cable products. These standards, if adopted by the standards setting body, are expected to become final in the year 2000 and may affect the Company's revenues from such products in subsequent periods. The Company cannot predict such future events or business conditions and the Company's results may be adversely affected by these industry trends in the primary markets its serves.

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

The Company believes that continued growth will depend on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percent of revenues were approximately 16% for the third quarter ended September 25, 1999. The Company expects its research and development expenses to continue at significant levels.

                      RESULTS OF OPERATIONS - THIRD QUARTER

Revenues
Revenues for the third quarter of 1999 of $13,402,653 were $3,282,184, or 32.4%, higher than the revenues of $10,120,469 reported for the third quarter of 1998. The increase in revenues for the third quarter of 1999 was primarily attributable to an increase in unit volume sales of core MCU(R) line testing products to US West, as well as increased shipments of MCU technology sold on an Original Equipment Manufacturer ("OEM") basis related to a non-cancellable purchase order received in the second quarter of 1999 in the amount of $4,170,000. During the third quarter, shipments in the total amount of $2,488,000 were shipped under this order. Delivery of the balance of the order is expected to occur in the fourth quarter, 1999. In addition, the current quarter included increased shipments of the Company's new DigiTest next generation testing products to Lucent Canada and to other customers, as well as increased billings related to the Company's newly established professional services business. The current quarter sales increase was offset somewhat by decreased shipment levels to BellSouth when compared to the third quarter of 1998; however the prior year's third quarter sales to BellSouth were significantly larger than normal. In addition, the current quarter sales results included decreased shipment levels to Bell Atlantic, which the Company believes can be attributed to lingering product deployment issues. The Company is continuing to implement strategies designed to bring this customer back to its historical product usage levels, including product installation training and support. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

Gross Profit
Gross profit for the third quarter of 1999 was $7,363,058 compared to $5,609,465 for the third quarter of 1998, representing an increase of $1,753,593, or 31.3%. Gross profit as a percentage of revenues decreased to 54.9% in the third quarter of 1999, compared to 55.4% in the same quarter last year. The overall increase in the gross profit from the prior year period resulted primarily from the increased sales levels, while the decrease in gross profit as a percentage of revenues was primarily a result of increased manufacturing costs associated with the initial production of certain of the Company's new products.

Selling and Marketing Expense
Selling and marketing expense for the third quarter of 1999 was $1,560,692 compared to $1,227,629 for the third quarter of 1998. This increase of $333,063, or 27.1%, is primarily attributable to an increase in commission expenses associated with the increased sales levels during the current quarter, as well as increased spending on advertising, promotion and related marketing activities. As a percentage of revenues, selling and marketing expenses decreased to 11.6% in the third quarter of 1999 from 12.1% in the third quarter of 1998.

General and Administrative Expense
General and administrative expense for the third quarter of 1999 was $980,508, a decrease of $152,359, or 13.4%, from the $1,132,867 recorded in the third quarter of 1998. The decrease in general and administrative expense primarily reflects a reduction in certain professional service fees between periods. As a percentage of revenues, general and administrative expenses decreased to 7.3% in the third quarter of 1999 from 11.2% in the third quarter of 1998.

Research and Development Expense
Research and development expense in the third quarter of 1999 was $2,125,826, an increase of $539,122, or 34.0%, over the $1,586,704 recorded in the third quarter of 1998. The increase is primarily associated with additional personnel and related development costs to support new product introductions (primarily DigiTest and various cable-related products). The new personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. Their efforts are associated with new product development, as well as support, and feature enhancement of existing products. As a percentage of revenues, research and development expense increased to 15.9% in the third quarter of 1999 from 15.7% in the third quarter of 1998.

Interest and Other Income
Interest and other income consists primarily of interest income. For the third quarter of 1999, interest and other income was $334,301 compared to $103,131 for the third quarter of 1998, representing a increase of $231,170, or 224.2%. This increase over the prior year period was primarily the result of $95,545 of interest expense related to settlements of certain prior years' tax returns being recorded in the third quarter of 1998. Excluding this prior year interest expense, interest and other income increased $135,625, or 68.3%, primarily as a result of additional funds available for investment purposes during the current period.

Provision for Income Taxes
The provision for income taxes for the third quarter of 1999 was $1,092,000, an increase of $437,197, or 66.8%, from the $654,803 for the third quarter of 1998. The effective income tax rate decreased to approximately 36.0% in the third quarter of 1999, compared to approximately 37.1% in the third quarter of 1998. The decrease in the effective tax rate between periods reflects certain refinements for the estimated effective tax rate for fiscal year 1999.

Net Income and Earnings Per Share
As a result of the above factors, net income for the third quarter of 1999 was $1,938,333, an increase of $827,740, or 74.5%, from the $1,110,593 recorded in the third quarter of 1998. Basic and diluted earnings per common share of $.34 and $.32, respectively, for the third quarter of 1999 increased by $.15 and $.14, or 78.9% and 77.8%, from the $.19 and $.18, respectively, earned in the third quarter of 1998. Basic and diluted weighted average common and common equivalent shares outstanding were 5,773,805 and 6,008,302, respectively, in the third quarter of 1999 compared to 5,892,894 and 6,048,223, respectively, in the third quarter of 1998. As a percentage of revenues, net income for the third quarter of 1999 increased to 14.5% compared to the 11.0% for the third quarter of 1998.

                      RESULTS OF OPERATIONS - YEAR TO DATE

Revenues
For the first nine months of 1999, revenues were $38,792,717 compared to $34,909,333 for the first nine months of 1998, representing an increase of $3,883,384 or 11.1%. The increase in revenues for the first nine months of 1999 was primarily attributable to an increase in unit volume sales of core MCU(R) line testing products to US West and SBC Communications and to certain Competitive Local Exchange Carriers ("CLEC's") such as Allegiance Telecom, as well as increased shipments of MCU technology sold on an Original Equipment Manufacturer ("OEM") basis related to a non-cancellable purchase order received in the second quarter of 1999 in the amount of $4,170,000. During the third quarter of 1999, shipments in the total amount of $2,488,000 were shipped under this order. Delivery of the balance of the order is expected to occur in the fourth quarter, 1999. In addition, the first nine months of 1999 included increased shipments of the Company's new DigiTest next generation testing products to Lucent Canada and to other customers, as well as increased billings related to the Company's newly established professional services business. The first nine months of 1999 sales increase was offset somewhat by decreased shipment levels to BellSouth when compared to the first nine months of 1998; however the prior year period included sales in the third quarter to BellSouth that were significantly larger than normal. In addition, the first nine months of 1999 sales results included decreased shipment levels to Bell Atlantic, which the Company believes can be attributed to lingering product deployment issues. The Company is continuing to implement strategies designed to bring this customer back to its historical product usage levels, including product installation training and support. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

Gross Profit
For the nine months of 1999, gross profit increased to $22,098,404 compared to $20,123,380 for the first nine months of 1998, representing an increase of $1,975,024, or 9.8%. As a percentage of revenues, gross profit decreased to 57.0% in the first nine months of 1999 compared to 57.6% in the same period for 1998. The overall increase in gross profit margin resulted primarily from increased sales levels, while the decrease in gross margin as a percentage of revenues was primarily a result of increased manufacturing costs associated with the initial production of certain of the Company's new products.

Selling and Marketing Expense
For the first six months of 1999, selling and marketing expense totaled $4,726,680 compared to $4,348,831 for the first nine months of 1998, representing an increase of $377,849 ,or 8.7%. This increase is primarily attributable to an increase in commission expenses associated with the increased sales levels during the current period, as well as increased spending on advertising, promotion and related marketing activities. As a percentage of revenue, selling and marketing expense decreased to 12.2% in the first nine months of 1999 from 12.5% for the same period of 1998.

General and Administrative Expense
For the first nine months of 1999, general and administrative expense totaled $2,993,877 compared to $3,485,454 for the first nine months of 1998, representing a decrease of $491,547 or 14.1%. The decrease in general and administrative expense primarily reflects a reduction in salary and related expense associated with the death of the former Chairman, R. Craig Allison, as well as a reduction in certain professional service fees between periods. As a percentage of revenue, general and administrative expense decreased to 7.7% in the first nine months of 1999 from 10.0% for the same period of 1998.

Research and Development Expense
For the first nine months of 1999, research and development expense totaled $6,159,484 compared to $4,757,156 for the first nine months of 1998, representing an increase of $1,402,328, or 29.5%. This increase is primarily associated with additional personnel and related development costs to support new product introductions (primarily DigiTest and cable-related products). The new personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. Their efforts are associated with new product development as well as support, and feature enhancements for existing products. As a percentage of revenues, research and development expense increased to 15.9% in the first nine months of 1999 from 13.6% for the first nine months of 1998.

Interest and Other Income
For the first nine months of 1999, interest and other income was $842,064 compared to $709,122 for the first nine months of 1998, representing an increase of $132,942, or 18.7%. This increase over the prior year period was primarily the result of additional funds available for investment purposes during the current period.

Provision for Income Taxes
The provision for income taxes for the first nine months of 1999 was $3,262,855 which was an increase of $220,052, or 7.2%, from $3,042,803 for the first nine months of 1998. The effective income tax rate decreased to approximately 36.0% in the first nine months of 1999, compared to approximately 36.9% in the first nine months of 1998. The decrease in the effective tax rate between periods reflects certain refinements for the estimated effective tax rate for fiscal year 1999.

Net Income and Earnings Per Share
As a result of the above factors, net income for the first nine months of 1999 was $5,797,572, an increase of $599,284, or 11.5%, from the $5,198,288 recorded in the first nine months of 1998. Basic and diluted earnings per common share of $1.00 and $.98, respectively, for the first nine months of 1999 increased by $.11, or 12.4%, from the $.89 and $.87, respectively, earned in the first nine months of 1998. The prior year period includes approximately $226,000, or $.04 per share, related to the after-tax effect of the key man life insurance proceeds. Excluding the effect of these net insurance proceeds, net income increased $825,284, or 16.6%, between periods and diluted earnings per common share increased $.15, or 18.1%. Basic and diluted weighted average common and common equivalent shares outstanding were 5,776,746 and 5,893,040, respectively, in the first nine months of 1999 compared to 5,842,308 and 6,004,436, respectively, in the first nine months of 1998. As a percentage of revenues, net income for the first nine months of 1999 remained unchanged between periods at 14.9%.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 25, 1999, the Company had working capital of $44,883,388 which represented an increase of $4,343,914, or 10.7%, from the $40,539,474 of working capital as of December 31, 1998. The increase in working capital can be attributed primarily to operating cash flow (income from operations before depreciation and amortization) and proceeds from the exercise of stock options exceeding requirements for purchases of property and equipment and funding of the Company's stock buyback program. Significant components of the Company's change in working capital include an increase in inventories of $4,740,301 associated primarily with increases in raw materials and work-in-process to support the new product introductions of the Company's DigiTest and cable status monitoring system. In addition, the increase in working capital was also associated with a $1,521,422 increase in accounts receivable-trade which reflects the shipment of certain large purchases during the latter portion of the current quarter. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

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

As of September 25, 1999, the vast majority of the Company's critical applications are currently prepared to process Year 2000 information. In addition, we have conducted integration testing of our critical systems. During the remainder of 1999, the Year 2000 committee will focus attention to continue remediation and testing on a few remaining internal business systems and contingency planning.

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

                                     BACKLOG

The Company's backlog consists of firm customer purchase orders for the Company's various products and services. As of September 25, 1999, the Company had a backlog of $7,765,957 compared to $570,155 at December 31, 1998 and $2,147,707 at September 26, 1998. During the latter part of June 1999, the Company received a non-cancelable order from an Original Equipment Manufacturing
(OEM) customer of $4,170,000 for one of the Company's MCU products. Shipments of approximately $2,488,000 of this product has occurred during the third quarter of 1999. It is expected that the remaining portion of products subject to the order will be delivered during the fourth quarter of 1999 as under the terms of the order, delivery may be deferred until November 30, 1999. The Company has not been given reason to expect that this order will be repeated by this customer in comparable volume in the foreseeable future. As with any OEM purchases, there is a possibility that this order may reduce the Company's direct sales of other MCU products to its customer base in some future period. In addition, the backlog as of September 25, 1999 reflects $1,572,000 related to certain cable-related product purchase orders for products shipped prior to September 25, 1999, but for which revenue recognition has been delayed. Refer to Note 5 to the accompanying condensed consolidated financial statements for further details regarding this matter. For these reasons, this order is not necessarily indicative of a corresponding increase in sales during the fourth quarter of 1999. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
           None.

ITEM 2.  CHANGES IN SECURITIES
           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None.

ITEM 5.  OTHER INFORMATION
           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:
           The following exhibits are being filed with this report:

           Exhibit
           Number          Description
           -------         -----------
           10.3            1995 Long-Term Incentive Compensation Plan, filed as
                           Exhibit A to the Company's 1999 Proxy Statement and incorporated herein by reference thereto.

           15              Letter re unaudited interim financial information

           27              Financial Data Schedule

(b)        Reports on Form 8-K:
           The Company did not file any Current Report on Form 8-K during the quarter ended September 25, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Tollgrade Communications, Inc.
                                (Registrant)

Dated:   November 9, 1999       /s/ CHRISTIAN L. ALLISON
                                -----------------------------------------------
                                Christian L. Allison
                                Chairman, President and Chief Executive Officer

Dated:   November 9, 1999       /s/ SAMUEL C. KNOCH
                                -----------------------------------------------
                                Samuel C. Knoch
                                Chief Financial Officer and Treasurer

Dated:   November 9, 1999       /s/ BRADLEY N. DINGER
                                Bradley N. Dinger
                                Controller

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

           Exhibit
           Number          Description
           -------         -----------
           10.3            1995 Long-Term Incentive Compensation Plan, filed as
                           Exhibit A to the Company's 1999 Proxy Statement and incorporated herein by reference thereto.

           15              Letter re unaudited interim financial information

           27              Financial Data Schedule