Form 10-K405
period 1999-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2000-03-27
CIK 1002531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

Registrant's telephone number, including area code: 412-820-1400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

The Registrant estimates that as of March 10, 2000, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates (excluding for purposes of this calculation only,441,160 shares of Common Stock held of record or beneficially by the executive officers and directors of the Registrant as a group) of the Registrant was $767,763,343.

As of March 10, 2000, the Registrant had outstanding 12,737,670 shares of its Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                   Parts of Form 10-K into which
Document                                              Document is incorporated

Portions of the Annual Report to Shareholders
 for the year ended December 31, 1999                        II and IV

Portions of the Proxy Statement to be distributed
 in connection with the 2000 Annual
 Meeting of Shareholders                                        III

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 Business and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation, and statements incorporated by reference into this Form 10-K from the 1999 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the present expectations or beliefs of Tollgrade Communications, Inc. (the "Company") concerning future events. The Company cautions that such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. Those factors which specifically relate to the Company's business include the following: rapid technological change along with the need to continually develop new products and gain customer acceptance and approval; dependence on a relatively narrow range of products; competition; dependence on key employees; difficulties in managing the Company's growth; dependence upon a small number of large customers; dependence on certain suppliers; proprietary rights and risks of third party claims of infringement; and government regulation.

ITEM 1. BUSINESS.

             The Company was incorporated in Pennsylvania in 1986 and began operations in 1988. Its principal offices are located at 493 Nixon Road, Cheswick, Pennsylvania 15024 and its telephone number is (412) 820-1400.

             The Company designs, engineers, markets and supports test system, test access and status monitoring products for the telecommunications and cable television industries. The Company's telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" ("POTS") lines containing both copper and fiber optics. POTS lines comprise the vast majority of lines in service today throughout the world. In addition to traditional voice service, POTS includes lines for popular devices such as computer modems and fax machines. POTS excludes the more complex lines, such as data communications service lines, commonly referred to as "special services."

             In general, POTS line test systems, which are located at telephone companies' central offices, focus on helping local exchange carriers conduct the full range of fault diagnosis in the "local loop", which is the portion of the telephone network which connects end users to a telephone company's central office. In addition, these line test systems have the ability to remotely qualify, deploy and maintain next generation services that include Digital Subscriber Line (DSL) service and Integrated Services Digital Network (ISDN) service. These test systems reduce the time needed to identify and resolve problems and eliminate or reduce the cost of dispatching a technician to the problem site. Most POTS line test systems were designed for use over copper wireline only, so that the introduction of fiber-optic technology into the local loop renders it inaccessible to these test systems. The Company's metallic channel unit (MCU(R)) products solve this problem by extending test-system access through the fiber-optic portion into the copper portion of the local loop. In addition, the Company's DigiTest(R) system is designed to provide complete hardware testing for POTS and local loop prequalification for DSL service.

             Products. The Company's MCU products plug into the digital loop carrier (DLC) systems that are large systems manufactured by equipment vendors such as Lucent (formerly part of AT&T), that are used by telephone companies to link the copper and fiber-optic portions of the local loop. DLC systems are located at the telephone company central offices and at remote sites within a local user area, and effectively multiplex the services of the copper lines into a single fiber-optic line. In many instances, several DLC systems are located at a single remote site to serve several thousand different end-user homes and offices. Generally, for every DLC remote site, two MCU line testing products are deployed. To ensure compatibility with these DLC systems, the Company pays royalties pursuant to license agreements for the use of proprietary design integrated circuits (PDICs). The PDICs are the design and property of the DLC system manufacturer from which they are purchased. The Company maintains license agreements with and pays royalties to Lucent Technologies, Fujitsu Network Transmission Systems, Inc., NEC America, Inc. and Reliance Comm/Tec Corporation. In general, the current terms for expiration of these agreements range at various times between August 2000 and an indefinite duration, with renewal provisions (unless earlier terminated) for periods of between one and five years. In addition, certain of these agreements can be terminated prior to renewal. The Company incurred $2,014,000, $1,904,000 and $1,895,000 respectively in 1997, 1998 and 1999 as royalties under the license agreements, which royalties are calculated either based on a percentage of the list price of the MCU products or a fixed amount per unit which incorporate the technology licensed under each such agreement. Certain of the license agreements require the Company to maintain the confidentiality of the licensor's proprietary information and/or the terms and conditions of the agreement itself. In addition, the Company maintains license agreements that do not contain royalty provisions with Advanced Fibre Communications, Alcatel USA Sourcing, L.P; (formerly DSC Technologies Corporation), Northern Telecom Inc., UTSTARCOM, Inc., Next Level Communications and SAGEM SA (a French corporation). The expiration dates of these agreements range at various times between May 2000 and November 2004, with renewal provisions (unless earlier terminated) for periods of one or more years. Future license agreements entered into by the Company may contain terms comparable to, or materially different than, the terms of existing agreements as competitive and other conditions warrant. The loss of PDICs license agreements or the inability of the Company to maintain an adequate supply of PDICs could have a material adverse effect on the Company's business. Other MCU technology is also used with home and business alarm systems. As with home service line testing, home alarm systems must be monitored from the alarm company's headquarters along a hybrid copper and fiber-optic line. The Company's alarm-related MCU products are used to facilitate the transport of analog alarm signals from subscriber homes to alarm company monitoring stations across the hybrid telephone network. These units plug into equipment at both central office and remote locations. MCU products accounted for more than 94%, 90% and 74% of the Company's sales in 1997, 1998 and 1999, respectively.

             The Company's DigiTest system provides complete hardware testing for POTS and local loop prequalification for DSL services. The DigiTest product line is designed to work in conjunction with the major Operation Support System
(OSS) equipment manufacturers. DigiTest's compact digital measurement unit (DMU) which resides in the central office, qualifies local loops through load coil detection, identification, and location. The DMU is designed to act as the test head in the system, with the ability to determine subscriber-line characteristics for POTS and DSL. The DigiTest system also includes the Digital Measurement Node (DMN), which consists of a metal-chassis, backplane and an alarm/fuse card. In addition, the Company has introduced its Digital Wideband Unit (DWU) as part of the Company's DigiTest next-generation testing platform. The DWU enables the DigiTest system to identify and locate bridge taps up to 18,000 feet, and measure crosstalk and wideband noise, all important factors in the prequalification and in-service maintenance of local loops for DSL service. To ensure interoperability with these OSS systems, the Company pays royalties pursuant to license agreements for the use of certain network interface information to Lucent Technologies and Nortel Networks Corporation. In general, the current terms for expiration of these agreements range at various times between July 2002 and September 2003, with renewal provisions (unless earlier terminated) for a period of one year. The Company incurred $0, $0, and $116,000 respectively in 1997, 1998 and 1999 as royalties under the license agreements, which royalties are calculated based on a percentage of the sale price of the DMU product which incorporate the technology licensed under each such agreement. The license agreements require the Company to maintain the confidentiality of the licensor's proprietary information and/or the terms and conditions of the agreement itself.

             The Company's cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. The Company has entered into a license agreement with C-Cor Electronics, Inc. (a cable television systems developer) in which the Company provides its status monitoring transponder technology that is incorporated into C-Cor's cable network management system. The Company, under certain other business arrangements, also markets and sells its cable products directly as well as through various OEM customers such as ANTEC and Motorola (formerly General Instrument).

             Product and Technology Development. The Company's product development personnel are organized into teams, each of which is effectively dedicated to a specific product line(s) or technology. Each product team also implements the Company's ongoing value engineering programs which are designed to replace the Company's products with successive generations having additional features and/or lower costs. The Company continuously monitors developing technologies in order to introduce products as defined standards and markets emerge. In addition, the Company continues to investigate the development of new applications for its MCU technology and other technologies to service the telecommunications industry. During 1997, 1998 and 1999, research and development expenses were approximately $5,945,000, $6,880,000 and $8,757,000, respectively.

             Proprietary Rights. The names "Tollgrade(R)", "MCU(R)", LIGHTHOUSE(R), DigiTest (R) and "Micro-Bank(R)", and the Company's corporate logo are registered trademarks of the Company. "Team Tollgrade(SM)" is a service mark of the Company. The Company has also applied for trademark registration for Telaccord(TM)". The Company has obtained three United States patents on the MCU products with expiration dates ranging from 2010 to 2014 and a United States patent on a cable product which expires in 2016. In addition, the Company has one U.S. provisional, two United States, one Canada and three international patent cooperation treaty (PCT) patent applications pending. The Company will seek additional patents from time to time related to its research and development activities. The Company protects its trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.

             Customers. The Company's primary telecommunication customers are the four regional Bell operating companies ("RBOCs"), which are Bell Atlantic Corporation, BellSouth Corporation, SBC Communications Inc., and US WEST Inc., as well as major independent telephone companies. Sales to the RBOCs accounted for approximately 59% in 1999. BellSouth Corporation and US West Inc. accounted for approximately 17% of the Company's sales in 1999. In addition, sales to Nortel Networks Corporation accounted for approximately 11% of the Company's sales in 1999. The Company's primary cable products are sold on a direct basis as well as to certain cable Original Equipment Manufacturer ("OEM") customers such as C-Cor.net Corp. (formerly C-Cor Electronics, Inc.), ANTEC Corporation and Motorola, Inc. (formerly General Instrument). Sales of the Company's cable products in 1999 were approximately 7% of total revenues. The Company's relationships with its customers are material to the Company's business, and the loss of any such relationship could have a material adverse effect on the Company's business.

             Manufacturing. The Company's manufacturing operations consist primarily of quality control, functional testing, final assembly, burn-in and shipping. The Company is ISO 9001 registered from the British Standards Institution, Inc. ISO 9000 is a harmonized set of standards that define quality assurance management. Written by the International Organization for Standardization (ISO), it is recognized throughout the United States, Canada, the European Union and Japan. To be registered, the Company develops and maintains internal documentation and processes to support the production of quality products to ensure customer satisfaction.

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

             The Company currently procures all of its components from outside suppliers. Generally, the Company uses industry standard components for its products. Application specific integrated circuits (ASICs) are a key component to the manufacturing process and are custom made to the Company's specifications. Although the Company has generally been able to obtain ASICs on a timely basis, a delay in the delivery of these components could have a material adverse impact on the Company.

             Backlog. The Company's backlog at December 31, 1999 was approximately $12.1 million, as compared to approximately $0.6 million at December 31, 1998. The Company's backlog consists of firm customer purchase orders for the Company's various products. The backlog at December 31, 1999 also includes approximately $1.4 million related to shipments of certain DigiTest hardware components to a customer in the fourth quarter of 1999 which were awaiting customer acceptance at December 31, 1999. Such acceptance was predicated on the customer receiving final certification approvals from an independent third party laboratory. Revenue and income related to this sale has been deferred and will be recognized when final customer acceptance has occurred. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Because of the quick turnaround that the customers expect on their orders, which is sometimes one to two weeks, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues expected for any future period.

             Competitive Conditions. The market for telecommunications and cable television equipment is highly competitive. The deciding competitive factors in the Company's market include price, product features, performance, reliability, service and support, breadth of product line, technical documentation and prompt delivery. The Company believes that it competes favorably on all of these factors, and certain of its products have proprietary or patented features. The Company also attempts to enter into development agreements for its MCU products with the manufacturers of DLC and other complex systems, which serves to ensure compatibility for its products. Competition would increase if new companies enter the Company's product markets or existing competitors expand their product lines. For instance, the telecommunications reform legislation has lifted the restrictions that previously prevented the RBOCs from manufacturing telecommunications equipment. Pursuant to this legislative reform, the RBOCs, which are the Company's largest customers, may become competitors of the Company in the markets served by the Company.

             For the Company's line-testing MCU devices, the primary competitive products are the remote monitoring units made by Teradyne, Inc. and the Harris Communications Product division of Harris Communications, Inc. In addition, the Anritsu Wiltron Test and Measurement Group, a division of Anritsu Corporation, offers the Wiltron LoopMATE, a modular remote test head, which competes with the Company's POTS testing capabilities. The Company believes the MCU is simpler and less costly to install and permits the full complement of centralized testing to be performed as quickly and accurately as with copper by-pass wiring. The alarm-related MCU product's primary competitor is the Turbo 2000 unit made by ANTEC Corporation. The primary competitors for the Company's DigiTest product line include Harris Corporation, Hekimian Laboratories and Turnstone Systems, Inc. For the Company's cable products, the primary competitors for status monitoring are Cheetah Technologies and AM Communications, Inc.

             Employees. At December 31, 1999, the Company had 282 full-time employees, all in the United States. None of the Company's employees are represented by a collective bargaining agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             During the fourth quarter of 1999, there were no matters submitted to a vote of security holders through solicitation of proxies or otherwise.

                       EXECUTIVE OFFICERS OF THE COMPANY

Information relating to the executive officers of the Company as of January 31, 2000 is set forth below:

Christian L. Allison      Chairman of the Board, since April 1998; Chief
                          Executive Officer since September 1995; also Treasurer from May 1992 until April 1997; also Secretary from
                          May 1992 until April 1996; President since October
                          1993; Age 38.

Sara M. Antol             Chief Counsel and Secretary since April 1996; prior
                          thereto, employed by the law firm of Babst, Calland, Clements and Zomnir, P.C.; Age 38.

Robert L. Cornelia        Executive Vice President, Operations since May 1996;
                          prior thereto; Vice President, Manufacturing; Age 37.

Bradley N. Dinger         Controller since September 1996; prior thereto,
                          Assistant Controller of AMSCO International, Inc.
                          (manufacturer of health care equipment); Age 37.

Herman Flaminio           Executive Vice President, Marketing Services, Planning
                          and Technical Support since July 1997; prior thereto, Senior Vice President, Marketing and Strategic
                          Products; brother of Rocco L. Flaminio, Vice Chairman,
                          Chief Technology Officer and a Director; Age 60.

Rocco L. Flaminio         Vice Chairman and Chief Technology Officer; brother of
                          Herman Flaminio, Executive Vice President; Age 75.


Mark C. Frey              Senior Vice President, Access Products since 1993; Age
                          46.


Samuel C. Knoch           Chief Financial Officer since August 1996; Treasurer
                          since April 1997; Controller of AMSCO International,
                          Inc. (manufacturer of health care equipment) from October 1994 until August 1996; Age 43.

Joseph G. O'Brien         Senior Vice President, Human Resources since October
                          1997; Director of Employee Development from April 1997 until October 1997; Coordinator, Elderberry Junction,
                          Goodwill Industries (a charitable organization) from May 1995 until April 1997; prior thereto, Director of
                          Public Relations of Goodwill Industries from June 1994 until May 1995; Age 40.

Timothy D. O'Brien        Director of Communications since August 1997; Vice
                          President of Ketchum Public Relations ( a public relations firm) from November 1995 until August 1997;
                          prior thereto, Account Supervisor at Ketchum; Age 39.

Mark B. Peterson          Executive Vice President, Sales and Marketing since
                          November 1999; Executive Vice President, Sales from
                          October 1997 until November 1999; prior thereto,
                          Testing Application Group product manager (MLT and
                          Switched Access Remote Test Systems (SARTS) product lines) of Lucent Technologies (a manufacturer of communication systems, software and products and formerly AT&T Bell Laboratories) from October 1995 until October 1997; prior thereto, various other management level positions at Lucent in systems engineering, hardware design, system test and product management; Age 39.

Matthew J. Rosgone        Senior Vice President, Purchasing/Manufacturing since
                          July 1998; Vice President, Purchasing from July 1996
                          until July 1998; Director of Purchasing from July 1995 until July 1996; prior thereto, Buyer; Age 31.

Roger A. Smith            Senior Vice President, Test Systems since July 1998;
                          Engineering Manager from June 1997 until July 1998;
                          Senior Software Engineer from June 1996 until June
                          1997; prior thereto, Senior Software Development
                          Engineer of Caldon Inc., (a manufacturer of ultrasonic flow meters for nuclear power industry); Age 39.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         Information relating to the market for the Company's Common Stock and other matters related to the holders thereof is set forth under the caption "Common Stock Market Price" on page 27 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

         On February 10, 2000, the Company's Board of Directors authorized a two-for-one stock split of the Company's common stock, payable in the form of a 100 percent stock dividend. On or about March 20, 2000, shareholders of record will receive one additional share of common stock for each share of common stock held of record on February 28, 2000.

ITEM 6.  SELECTED FINANCIAL DATA.

         A summary of selected financial data for the Company, including each of the last five fiscal years in the period ended December 31, 1999, is set forth under the caption "Selected Consolidated Financial Data" on page 6 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A discussion of the Company's financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 13 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, are set forth on pages 15 through 26 of the Company's 1999 Annual Report to Shareholders and are incorporated herein by reference. Such financial statements and supplementary data are listed in Item 14(a) (1), Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         In addition to the information reported in Part I of this Form 10-K, under the caption "Executive Officers of the Company," the information required by this item appears beneath the caption "Election of Directors" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information relating to executive compensation is set forth beneath the caption "Executive Compensation" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to the security ownership of beneficial owners of 5% or more of the Common Stock and of the executive officers and directors of the Company is set forth under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions is set forth beneath the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements and supplementary data are incorporated in Item 8 of Part II of this Form 10-K by reference to pages 14 through 27 of the Company's 1999 Annual Report to Shareholders, which are incorporated herein by reference:

             Statement of Management's Responsibility for Financial Reporting, dated January 24, 2000
             Report of Independent Accountants, dated January 24, 2000, except for Note 2, which is as of March 20, 2000
             Consolidated Balance Sheets at December 31, 1998 and 1999 Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999
             Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 1999
             Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999
             Notes to Consolidated Financial Statements
             Statements of Operations Data by Quarter

(a)(2) The following financial statement schedule is included herewith on page 16 and made a part hereof:

             Schedule II (Valuation and Qualifying Accounts)

(a)(3)  The following exhibits are included herewith and made a part hereof:

Exhibit
Number                                  Description
------                                  -----------

 3.1 Amended and Restated Articles of Incorporation of the Company, as amended through May 6, 1998 (conformed copy), filed as Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K").

 3.1a Statement with Respect to Shares dated July 23, 1996 (conformed copy), filed as Exhibit 3.1a to the 1998 Form 10-K.

 3.2 Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Report on Form 10-Q of the Company filed on August 10, 1999 and incorporated herein by reference thereto.

 4.1 Rights Agreement, dated as of July 23, 1996 between the Company and Chase Mellon Shareholder Services, L.L.C., filed as Exhibit 1 to the Company's Registration Statement on Form 8-A and incorporated herein by reference thereto.

10.1 Common Stock Purchase Agreement dated November 7, 1994, between the Company and the investors listed on Schedule A thereto (attachments and exhibits omitted), filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (the "S-1") and incorporated herein by reference thereto.

10.2* 1995 Long-Term Incentive Compensation Plan, filed as Exhibit A to the Company's 1999 Proxy Statement and incorporated herein by reference thereto.

10.3 License Agreement, dated August 24, 1993 between Fujitsu Network Transmission Systems, Inc. and the Company, filed as Exhibit 10.4 to the S-1 and incorporated herein by reference thereto.

10.4 License Agreement, dated September 26, 1994 between NEC America, Inc. and the Company, filed as Exhibit 10.5 to the S-1 and incorporated herein by reference thereto.

10.5 Interface License Agreement, dated March 22, 1995 between Northern Telecom Inc. and the Company, filed as Exhibit 10.7 to the S-1 and incorporated herein by reference thereto.

10.6 Technical Information Agreement, dated February 1, 1993 between American Telephone and Telegraph Company and the Company, filed as
             Exhibit 10.8 to the S-1 and incorporated herein by reference thereto.

10.7 Technology License Agreement, dated November 16, 1994 between DSC Technologies Corporation and the Company, filed as Exhibit 10.12 to the S-1 and incorporated herein by reference thereto.

10.8 License Agreement, dated August 24, 1993 between Reliance Comm/Tec Corporation and the Company, filed as Exhibit 10.13 to the S-1 and incorporated herein by reference thereto.

10.9* Employment Agreement, dated as of December 13, 1995, between the Company and Christian L. Allison, filed as Exhibit 10.11 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

10.10* Stock Option Agreement entered into December 14, 1995 between the Company and R. Craig

             Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey Blake, John H. Guelcher, Richard H. Heibel, Joseph T. Messina and Douglas T. Halliday, filed as Exhibit 10.14 to the 1995 Form 10-K.

10.11* Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, filed as Exhibit 10.15 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").

10.12* Change in Control Agreement, entered into July 17, 1997 between the Company and Timothy O'Brien, together with a schedule listing a substantially identical agreement with Joseph O'Brien, filed as
             Exhibit 10.1 to the Report on Form 10-Q of the Company filed on November 10, 1997.

10.13* Change in Control Agreement, entered into July 17, 1997 with Michael D. McSparrin, together with a schedule listing substantially identical agreements with G. Wayne Lloyd, Gary Gump, William Gumbert and Lawrence J. Fey, filed herewith.

10.14* Change in Control Agreement, entered into October 15, 1997 between the Company and Mark B. Peterson, filed as Exhibit 10.24 to the 1997 Form 10-K.

10.15* Change in Control Agreement, entered into July 17, 1997 between the Company and Roger A. Smith, filed as Exhibit 10.26 to the 1998 Form 10-K.

10.16* Change in Control Agreement, entered into July 16, 1999 between the Company and Donald J. Pavlek, filed as Exhibit 10.29 to the Report on form 10-Q of the Company filed on August 10, 1999.

10.17* Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, filed as Exhibit 10.2 to the Report on Form 10-Q of the Company filed on November 12, 1996.

10.18* Form of Non-employee Stock Option Agreement entered into December 13, 1996 and December 30, 1997 between the Company and Lawrence Arduini, filed as Exhibit 10.19 to the 1996 Form 10-K.

10.19* Amendment to Employment Agreements, dated as of December 13, 1996, between the Company and R. Craig Allison and Christian L. Allison, filed as Exhibit 10.20 to the 1996 Form 10-K.

10.20* Amendment to Employment Agreements, dated as of December 13, 1997, between the Company and R. Craig Allison and Christian L. Allison, filed as Exhibit 10.21 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

10.21 Amendment, dated February 21, 1997, to Technical Information Agreement relating to Metallic Channel Units Types A and B, dated February 1,1993, between American Telephone and Telegraph Company (AT&T) (licensor) and the Company (licensee) incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the Company filed on November 10, 1997.

10.22* Form of Non-employee Director Stock Option Agreement with respect to the Company's 1995 Long-Term Incentive Compensation Plan, filed as Exhibit 10.25 to the 1997 Form 10-K.

10.23* 1998 Employee Incentive Compensation Plan, filed as Exhibit 10.27 to the 1998 Form 10-K.

10.24* Amendment to Employment Agreement, dated as of December 30, 1998, between the Company and Christian L. Allison, filed as Exhibit
             10.28 to the 1998 Form 10-K.

10.25* Amendment to Employment Agreement, dated as of January 18, 2000, between the Company and Christian L. Allison, filed herewith.

10.26* Change in Control Agreement, entered into February 9, 2000 between the Company and Sara M. Antol, together with a schedule listing substantially identical agreements with Robert Cornelia, Ruth Dilts, Bradley Dinger, Herman Flaminio, Rocco Flamino, Mark Frey, Samuel Knoch, James Price, and Matt Rosgone, filed herewith.

10.27* Change in Control Agreement, entered into December 20, 1999 between the Company and Scott Robbins, filed herewith.

10.28* Amendment No. 1 to Change in Control Agreement, entered into February 9, 2000 between the Company and Timothy O'Brien, together into a schedule listing substantially identical agreements with Joseph O'Brien, William J. Gumbert, Lawrence J. Fey, Gary Gump, G. Wayne Lloyd, Michael D. McSparrin, Donald J. Pavlek, Mark B. Peterson, Scott Robbins and Roger Smith, filed herewith.

13.1         Company's 1999 Annual Report to Shareholders, filed herewith.

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

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1999.

             None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 2000.

                                     TOLLGRADE COMMUNICATIONS, INC.


                                     By /s/Christian L. Allison
                                        -----------------------
                                           Christian L. Allison
                                           Chairman, President and Chief
                                           Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 27, 2000.


           SIGNATURE                                                             TITLE
           ---------                                                             -----
/s/Christian L. Allison                                                Director, Chairman, President and Chief
--------------------------------------------------------------         Executive Officer,
    Christian L. Allison                                               (Principal Executive Officer)

/s/James J. Barnes                                                     Director
--------------------------------------------------------------
    James J. Barnes

/s/Daniel P. Barry                                                     Director
--------------------------------------------------------------
    Daniel P. Barry

/s/David S. Egan                                                       Director
--------------------------------------------------------------
    David S. Egan

/s/Rocco L. Flaminio                                                   Director, Vice Chairman
--------------------------------------------------------------         and Chief Technology Officer
    Rocco L. Flaminio

/s/Richard H. Heibel, M.D.                                             Director
--------------------------------------------------------------
    Richard H. Heibel, M.D.

/s/Robert W. Kampmeinert                                               Director
--------------------------------------------------------------
    Robert W. Kampmeinert

/s/Samuel C. Knoch                                                     Chief Financial Officer and Treasurer
--------------------------------------------------------------         (Principal Financial Officer)
    Samuel C. Knoch

/s/Bradley N. Dinger                                                   Controller
--------------------------------------------------------------         (Principal Accounting Officer)
    Bradley N. Dinger

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors
Tollgrade Communications, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 24, 2000, except for Note 2, which is as of March 20, 2000, appearing in the 1999 Annual Report to Shareholders of Tollgrade Communications, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in the index on page 10 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
January 24, 2000

                                                                     SCHEDULE II

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1997, 1998 and 1999
                                 (In thousands)

Col. A                                    Col. B                        Col. C                Col. D          Col. E
------                                    ------                        ------                ------          ------
                                                                       Additions
                                         Balance at        --------------------------------
                                         Beginning         Charged to          Charged to                   Balance at
                                          of Year            Expense         Other Accounts  Deductions     End of Year
                                          -------            -------         --------------  ----------     -----------
Inventory reserve:
   Year ended December 31, 1997           $215             $ --              $ --            $(36)          $179
   Year ended December 31, 1998            179               88                --              --            267
   Year ended December 31, 1999            267              393                --              --            660

Allowance for doubtful accounts:
   Year ended December 31, 1997           $ --              $50              $ --             $--            $50
   Year ended December 31, 1998             50               50                --              --            100
   Year ended December 31, 1999            100              100                --             (19)           181

Warranty reserve:
   Year ended December 31, 1997           $200             $100              $ --             $--           $300
   Year ended December 31, 1998            300              135                --              --            435
   Year ended December 31, 1999            435              165                --              --            600

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


Exhibit
Number                               Description
------                               -----------

 3.1         Amended and Restated Articles of Incorporation of the
             Company, as amended through May 6, 1998 (conformed copy),
             filed as Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. on Form 10-K for the year ended
             December 31, 1998 (the "1998 Form 10-K").                         *

 3.1a        Statement with Respect to Shares dated July 23, 1996
             (conformed copy), filed as Exhibit 3.1a to the 1998 Form
             10-K.                                                             *

 3.2         Amended and Restated Bylaws of the Company, filed as
             Exhibit 3.2 to the Report on Form 10-Q of the Company
             filed on August 10, 1999 and incorporated herein by
             reference thereto.                                                *

 4.1         Rights Agreement dated as of July 23, 1996 between the
             Company and Chase Mellon Shareholder Services, L.L.C.,
             filed as Exhibit 1 to the Company's Registration
             Statement on Form 8-A and incorporated herein by
             reference thereto.                                                *

10.1         Common Stock Purchase Agreement dated November 7, 1994,
             between the Company and the investors listed on Schedule
             A thereto (attachments and exhibits omitted), filed as
             Exhibit 10.1 to the Company's Registration Statement on
             Form S-1 (the "S-1") and incorporated herein by reference
             thereto.                                                          *

10.2         1995 Long-Term Incentive Compensation Plan, filed as
             Exhibit A to the Company's 1997 Proxy statement and
             incorporated herein by reference thereto.                         *

10.3         License Agreement, dated August 24, 1993 between Fujitsu
             Network Transmission Systems, Inc. and the Company, filed
             as Exhibit 10.4 to the S-1 and incorporated herein by
             reference thereto.                                                *

10.4         License Agreement, dated September 26, 1994 between NEC
             America, Inc. and the Company, filed as Exhibit 10.5 to
             the S-1 and incorporated herein by reference thereto.             *

10.5         Interface License Agreement, dated March 22, 1995 between
             Northern Telecom Inc. and the Company, filed as Exhibit
             10.7 to the S-1 and incorporated herein by reference
             thereto.                                                          *

10.6         Technical Information Agreement, dated February 1, 1993
             between American Telephone and Telegraph Company and the
             Company, filed as Exhibit 10.8 to the S-1 and
             incorporated herein by reference thereto.                         *

10.7         Technology License Agreement, dated November 16, 1994
             between DSC Technologies Corporation and the Company,
             filed as Exhibit 10.12 to the S-1 and incorporated herein
             by reference thereto.                                             *

10.8         License Agreement, dated August 24, 1993 between Reliance
             Comm/Tec Corporation and the Company, filed as Exhibit
             10.13 to the S-1 and incorporated herein by reference
             thereto.                                                          *

10.9         Employment Agreement, dated as of December 13, 1995,
             between the Company and Christian L. Allison, filed as
             Exhibit 10.11 to the Annual Report of the Company on Form
             10-K for the year ended December 31, 1995 (the "1995 Form
             10-K").                                                           *


10.10        Stock Option Agreement entered into December 14, 1995
             between the Company and R. Craig Allison, together with a
             schedule listing substantially identical agreements with
             Gordon P. Anderson, Jeffrey Blake, John H. Guelcher,
             Richard H. Heibel, Joseph T. Messina and Douglas T.
             Halliday, filed as Exhibit 10.14 to the 1995 Form 10-K.           *

10.11        Form of Stock Option Agreement dated December 14, 1995
             and December 29, 1995 for Non-Statutory Stock Options
             granted under the 1995 Long-Term Incentive Compensation
             Plan, filed as Exhibit 10.15 to the Annual Report of the
             Company on Form 10-K for the year ended December 31, 1996
             (the "1996 Form 10-K").                                           *

10.12        Change in Control Agreement, entered into July 17, 1997
             between the Company and Timothy O'Brien, together with a
             schedule listing a substantially identical agreement with
             Joseph O'Brien, filed as Exhibit 10.1 to the Report on
             Form 10-Q of the Company filed on November 10, 1997.              *

10.13 Change in Control Agreement, entered into July 17, 1997 with Michael D. McSparrin, together with a schedule listing substantially identical agreements with G. Wayne Lloyd, Gary Gump, William Gumbert and Lawrence J. Fey, filed herewith.

10.14        Change in Control Agreement, entered into October 15,
             1997 between the Company and Mark B. Peterson, filed as
             Exhibit 10.24 to the 1997 Form 10-K.                              *

10.15        Change in Control Agreement, entered into July 17, 1997
             between the Company and Roger A. Smith, filed as Exhibit
             10.26 to the 1998 Form 10-K.                                      *

10.16        Change in Control Agreement, entered into July 16, 1999
             between the Company and Donald J. Pavlek, filed as
             Exhibit 10.29 to the Report on form 10-Q of the Company
             filed on August 10, 1999.                                         *

10.17        Form of Stock Option Agreement for Non-Statutory Stock
             Options granted under the 1995 Long-Term Incentive
             Compensation Plan, filed as Exhibit 10.2 to the Report on
             Form 10-Q of the Company filed on November 12, 1996.              *

10.18        Form of Non-employee Stock Option Agreement entered into
             December 13, 1996 and December 30, 1997 between the
             Company and Lawrence Arduini, filed as Exhibit 10.19 to
             the 1996 Form 10-K.                                               *

10.19        Amendment to Employment Agreements, dated as of December
             13, 1996, between the Company and R. Craig Allison and
             Christian L. Allison, filed as Exhibit 10.20 of the 1996
             Form 10-K.                                                        *

10.20        Amendment to Employment Agreements, dated as of December
             13, 1997, between the Company and R. Craig Allison and
             Christian L. Allison, filed as Exhibit 10.21 to the
             Annual Report of the Company on Form 10-K for the year
             ended December 31, 1997 (the "1997 Form 10-K").                   *

10.21        Amendment, dated February 21, 1997, to Technical
             Information Agreement relating to Metallic Channel Units
             Types A and B, dated February 1, 1993, between American
             Telephone and Telegraph Company (AT&T) (licensor) and the
             Company (licensee) incorporated by reference to Exhibit
             10.3 to the Report on Form 10-Q of the Company filed on
             November 10, 1997.                                                *

10.22        Form of Non-employee Director Stock Option Agreement with
             respect to the Company's Long-Term Incentive Compensation
             Plan, filed as Exhibit 10.25 to the 1997 Form 10-K.               *

10.23        1998 Employee Incentive Compensation Plan, filed as
             Exhibit 10.27 to the 1998 Form 10-K.                              *

10.24        Amendment to Employment Agreement, dated as of December
             30, 1998, between the Company and Christian L. Allison,
             filed as Exhibit 10.28 to the 1998 Form 10-K.                     *

10.25 Amendment to Employment Agreement, dated as of January 18, 2000, between the Company and Christian L. Allison, filed herewith.

10.26 Change in Control Agreement, entered into February 9, 2000 between the Company and Sara M. Antol, together with a schedule listing substantially identical agreements with Robert Cornelia, Ruth Dilts, Bradley Dinger, Herman Flaminio, Rocco Flamino, Mark Frey, Samuel Knoch, James Price and Matt Rosgone, filed herewith.

10.27 Change in Control Agreement, entered into December 20, 1999 between the Company and Scott Robbins, filed herewith.

10.28 Amendment No. 1 to Change in Control Agreement, entered into February 9, 2000 between the Company and Timothy O'Brien, together into a schedule listing substantially identical agreements with Joseph O'Brien, William J. Gumbert, Lawrence J. Fey, Gary Gump, G. Wayne Lloyd, Michael D. McSparrin, Donald J. Pavlek, Mark B. Peterson, Scott Robbins and Roger Smith, filed herewith.

13.1 Company's 1999 Annual Report to Shareholders, filed herewith.

21.1         List of subsidiaries of the Company, filed as Exhibit
             21.1 to the S-1 and incorporated herein by reference
             thereto.                                                          *

23.1         Consent of PricewaterhouseCoopers LLP, filed herewith.

27           Financial Data Schedule

--------
* Incorporated by reference.