Form 10-Q
period 2000-04-01
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2000-05-12
CIK 1002531

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                         -------------------------------

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the quarterly period ended April 1, 2000

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

                                  412-820-1400
              (Registrant's telephone number, including area code)


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

      As of April 25, 2000, there were 12,858,003 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

-------------------------------------------------------------------------------




 This report consists of a total of 18 pages. The exhibit index is on page 17.

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 1, 2000


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
ITEM 1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF APRIL 1, 2000 AND DECEMBER 31, 1999 ....... 3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH PERIODS
              ENDED APRIL 1, 2000 AND MARCH 27, 1999 ................................................ 4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              THREE-MONTH PERIODS ENDED APRIL 1, 2000 AND MARCH 27, 1999 ............................ 5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................................... 6

              REPORT OF INDEPENDENT ACCOUNTANTS...................................................... 9

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
              CONDITION..............................................................................10


PART II.  OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS......................................................................15
ITEM 2        CHANGES IN SECURITIES..................................................................15
ITEM 3        DEFAULTS UPON SENIOR SECURITIES........................................................15
ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................15
ITEM 5        OTHER INFORMATION......................................................................15
ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K.......................................................15

SIGNATURE............................................................................................16

EXHIBIT INDEX........................................................................................17


PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                               APRIL 1, 2000   DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                               $18,065,984         $15,555,810
         Short term investments                                                   16,915,641          13,516,676
         Accounts receivable:
                  Trade                                                           11,533,433          10,865,244
                  Other                                                              493,623             335,155
         Inventories                                                              20,159,241          17,335,747
         Prepaid expenses and deposits                                               442,513             461,934
         Deferred tax assets                                                         575,251             575,251
----------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                            68,185,686          58,645,817

Long term investments                                                              6,315,000           2,850,000
Property and equipment, net                                                        5,143,345           4,337,115
Deferred tax assets                                                                  367,626             367,626
Patents and other assets                                                              84,564               1,396
================================================================================================================
                  TOTAL ASSETS                                                   $80,096,221         $66,201,954
================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                        $ 2,208,428         $   911,769
         Accrued expenses                                                          1,214,814           1,222,866
         Accrued salaries and wages                                                1,043,380           2,209,473
         Royalties payable                                                           944,526             793,689
         Income taxes payable                                                      2,409,928           2,443,609
         Deferred income                                                           2,494,264           1,106,483
----------------------------------------------------------------------------------------------------------------
                      TOTAL CURRENT LIABILITIES                                   10,315,340           8,687,889

Deferred tax liabilities                                                               9,950               9,950
----------------------------------------------------------------------------------------------------------------
                 TOTAL CURRENT LIABILITIES                                        10,325,290           8,697,839

Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
            25,000,000; issued shares, 12,740,916 and 12,102,280,
         respectively
                                                                                   2,548,183           2,420,456
         Additional paid-in capital                                               35,743,043          28,828,568
         Treasury stock, at cost, 386,800 shares, respectively                    (3,164,975)         (3,164,975)
         Retained earnings                                                        34,644,680          29,420,066
----------------------------------------------------------------------------------------------------------------
                 TOTAL  SHAREHOLDERS' EQUITY                                      69,770,931          57,504,115
================================================================================================================
                 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                        $80,096,221         $66,201,954
================================================================================================================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             FOR THE
                                                                       THREE MONTHS ENDED
                                                              APRIL 1, 2000       MARCH 27, 1999
------------------------------------------------------------------------------------------------
REVENUES                                                        $22,417,535          $11,120,345

COST OF PRODUCT SALES                                             8,371,660            4,751,944
------------------------------------------------------------------------------------------------
GROSS PROFIT                                                     14,045,875            6,368,401

OPERATING EXPENSES:
      Selling and marketing                                       2,383,683            1,398,441
      General and administrative                                  1,377,723            1,048,436
      Research and development                                    2,590,668            1,875,678
------------------------------------------------------------------------------------------------
          Total operating expenses                                6,352,074            4,322,555
------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                            7,693,801            2,045,846
      Interest and other income, net                                469,813              271,214
------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        8,163,614            2,317,060
      Provision for income taxes                                  2,939,000              831,000
================================================================================================
NET INCOME                                                      $ 5,224,614          $ 1,486,060
================================================================================================
EARNINGS PER SHARE INFORMATION:
Weighted average shares of common stock and equivalents:
     Basic                                                       12,218,591           11,575,638
     Diluted                                                     13,546,166           11,759,404
------------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:
      Basic                                                     $       .43          $       .13
      Diluted                                                   $       .39          $       .13
================================================================================================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                   April 1, 2000      March 27, 1999
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $ 5,224,614         $ 1,486,060
Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                                                   375,036             268,445
Changes in assets and liabilities:
         Increase in accounts receivable-trade                                          (668,189)         (1,667,864)
         Increase in accounts receivable-other                                          (158,468)            (42,887)
         Increase in inventories                                                      (2,823,494)         (1,233,552)
         Increase in prepaid expenses and other assets                                   (63,747)            (15,520)
         Increase in accounts payable                                                  1,296,659             602,203
         Increase (decrease)in accrued expenses and deferred income                    1,379,729            (232,610)
         Increase (decrease) in royalties payable                                        150,837            (122,132)
         Decrease in accrued salaries and wages                                       (1,166,093)           (458,144)
         (Decrease) increase in income taxes payable                                     (33,681)            504,241
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) operating activities                  3,513,203            (911,760)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemption/maturity of investments                                            2,327,854           2,200,383
         Purchase of investments                                                      (9,191,819)           (276,187)
         Capital expenditures                                                         (1,181,266)           (392,016)
         Purchase of treasury stock                                                           --            (941,600)
---------------------------------------------------------------------------------------------------------------------
                  Net cash (used in) provided by investing activities                 (8,045,231)            590,580
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options including related tax                 7,042,202             211,200
         benefits
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                            7,042,202             211,200
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   2,510,174            (109,980)
Cash and cash equivalents at beginning of period                                      15,555,810           8,311,353
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $18,065,984         $ 8,201,373
=====================================================================================================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three month period ended April 1, 2000 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three month period ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2.       INVENTORIES

At April 1, 2000 and December 31, 1999, inventory consisted of the following:

                                      (Unaudited)
                                        April 1,            December 31,
                                         2000                   1999
                                     -----------            ------------
         Raw materials . . . . . . . $ 8,422,937             $ 8,173,299
         Work in progress. . . . . .   9,969,110               7,410,203
         Finished goods. . . . . . .   1,767,194               1,752,245
                                     ----------              -----------
                                     $20,159,241             $17,335,747
                                     ===========             ===========

3.       SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term investments at April 1, 2000 and December 31, 1999 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have a maturity of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. Long-term investments are comprised of individual municipal bonds with a maturity of more than one year but less than eighteen months. The primary investment purpose is to provide a reserve for future business purposes, including possible acquisitions and capital expenditures and to meet working capital requirements. Realized gains and losses are computed using the specific identification method.

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

The calculation of net income per common and common equivalent shares follows (unaudited):

             --------------------------------------------------------------------------------
                                                           Three Months      Three Months
                                                              Ended             Ended
                                                          April 1, 2000     March 27, 1999
             --------------------------------------------------------------------------------
             Net income                                     $5,224,614         $1,486,060
             --------------------------------------------------------------------------------
             Common and common equivalent shares:

             Weighted average number of
             common shares outstanding
             during the period.........................     12,218,591         11,575,638

             Common shares issuable upon exercise of
             outstanding stock options:
                Diluted................................      1,327,575            183,766

             Common and common equivalent shares

             Outstanding during the period:
             ---------------------------------------------------------------------------------
                Diluted................................     13,546,166         11,759,404
             ---------------------------------------------------------------------------------

             Earnings per share data

             Net income per common and common Equivalent shares:

                Basic..................................          $ .43              $ .13

                Diluted................................          $ .39              $ .13


5.       STOCK SPLIT

On February 10, 2000, the Company's Board of Directors authorized a two-for-one stock split of the Company's common stock, payable in the form of a 100 percent stock dividend. On March 20, 2000 shareholders of record received one additional share of common stock for each share of common stock held of record on February 28, 2000. The split has been reflected in the accompanying condensed consolidated financial statements, and all references as to the number of common shares and per share information have been restated assuming the split had occurred at the beginning of the earliest period presented.

6.       DEFERRED INCOME

Deferred income as of April 1, 2000 of $2,494,264 primarily represents product shipments of certain components of the Company's DigiTest centralized network test platform hardware to one of the Company's customers through the first quarter of 2000 that were awaiting final customer acceptance pending receipt of certain independent third party laboratory certification approvals. Revenues and corresponding income related to this sale have been deferred and will be recognized when final customer acceptance has occurred.

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Tollgrade Communications, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of April 1, 2000, and the related condensed consolidated statements of operations and cash flows for the three month period ended April 1, 2000 and March 27, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2000, except for Note 2, which is as of March 20, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
April 12, 2000

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the following Management's Discussion and Analysis of Results of Operations and Financial Condition which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Tollgrade Communications, Inc.'s (the "Company") present expectations or beliefs concerning future events. The Company cautions that such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These statements as to management's beliefs, strategies, plans, expectations or opinions in connection with Company performance, are based on a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These include: rapid technological change along with the need to continually develop new products and gain customer acceptance and approval; the Company's dependence on a relatively narrow range of products; competition; the Company's dependence on key employees; difficulties in managing the Company's growth; the Company's dependence upon a small number of large customers and certain suppliers; the Company's dependence upon proprietary rights; risks of third party claims of infringement; and government regulation.

OVERVIEW

The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports test system, test access and status monitoring products for the telecommunications and cable television industries. The Company's telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" (" POTS") lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 83% of the Company's revenue for the first quarter ended April 1, 2000 and will continue to account for a majority of the Company's revenues for the foreseeable future.

The Company's DigiTest(R) centralized network test system platform focuses on helping local exchange carriers conduct the full range of fault diagnosis, along with the ability to qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and Integrated Services Digital Network ("ISDN") service. The Company's DigiTest system is designed to provide complete hardware testing for POTS and local loop prequalification for DSL services. The system currently consists of three integrated pieces of hardware, that being the Digital Measurement Node ("DMN"), the Digital Measurement Unit ("DMU"), and the Digital Wideband Unit ("DWU"). When used in an integrated fashion, the DigiTest system will permit local exchange carriers to perform a complete array of central office testing including POTS, DSL line prequalification, bridged tap detection, data rate prediction, and in-service wideband testing. Sales of the DigiTest product line accounted for approximately 8.5% of the Company's revenue for the first quarter of 2000.

The Company's LIGHTHOUSE(R) cable products consist of a complete cable status monitoring system that provides a broad testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system includes a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. Sales of the LIGHTHOUSE product line accounted for approximately 6.0% of the Company's revenue for the first quarter of 2000.

Through the first quarter of 2000, the Company continued to build upon and extend its Professional Services offering to customers. The cornerstone of the Company's Professional Services offering is the Testability Improvement Initiatives. These services may offer the customer the opportunity to make dramatic improvements in testability levels, while training their own staffs in targeted geographic regions over a defined period of time. By making improvements in the customers digital loop carrier ("DLC") testability levels, the customers internal repair technicians can make use of automated systems to diagnose and repair subscriber loop problems thereby automatically eliminating the need for the involvement of several highly trained people to test and diagnose line problems. The Professional Services business levels continued to increase in the first quarter of 2000 but are not yet considered material to the Company's revenue.

The Company's telecommunication product sales are primarily to the four Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies and to certain digital loop carrier ("DLC") equipment manufacturers. For the first quarter ended April 1, 2000, approximately 74% of the Company's total revenue was generated from sales to these four RBOCs, the two largest of which comprised approximately 50% of revenues. The Company markets and sells its cable products directly, as well as through various Original Equipment Manufacturer ("OEM") arrangements with cable network equipment manufacturers. The Company presently has one such OEM arrangement under contract and works under less formal arrangements with several other OEM partners.

The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from and shipments to the RBOCs. This timing is particularly sensitive to various business factors within each of the RBOCs including the RBOCs relationships with their various organized labor groups. In addition, the markets for the Company's new products, specifically DigiTest and LIGHTHOUSE, are highly competitive, beyond the competition historically seen in the Company's MCU markets. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.

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

Although international sales to date have not been significant, the Company believes that certain international markets may offer opportunities. However, the international telephony markets differ from those found domestically due to the different types and configurations of equipment used by those international communication companies to provide services. In addition, certain competitive elements also are found internationally which do not exist in the Company's domestic markets. These factors, when combined, have made entrance into these international markets very difficult. From time to time, the Company has utilized the professional services of various marketing consultants to assist in defining the Company's international market opportunities. With the assistance of these consultants and through direct marketing efforts by the Company, it has been determined that its present MCU technology offers limited opportunities in certain international markets for competitive and other technological reasons. These markets include China (other than through an existing OEM relationship), Europe and the Pac Rim countries. There can be no assurance that any continued efforts by the Company will be successful or that the Company will achieve significant international sales.

The Company believes that continued growth will depend on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percent of revenues were approximately 12% for the first quarter ended April 1, 2000. The Company expects its research and development expenses to continue at significant levels.

                      RESULTS OF OPERATIONS - FIRST QUARTER

REVENUES

Revenues for the first quarter of 2000 of $22,417,535, were $11,297,190, or 101.6%, higher than the revenues of $11,120,345 reported for the first quarter of 1999. The increase in revenues for the first quarter of 2000 was primarily attributable to an increase in unit volume sales of core MCU line testing products to US West associated with that company's continued effort to improve testability in selected states, as well as to BellSouth associated with their program to upgrade select DLC systems with certain regions from remote terminal test devices to the Company's MCU technology. The current quarter also included increased shipments of the Company's next generation DigiTest system products primarily to Sprint under the Company's purchase agreement with Sprint North Supply. In addition, the current quarter includes increased sales of the Company's LIGHTHOUSE Cable Status Monitoring System to RCN Corporation and AT&T Broadband and Internet Services (AT&T BIS), as well as to ANTEC, an Original Equipment Manufacturer of cable network products. Additionally, the current quarter also included increased billings related to the Company's Professional Service business. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

GROSS PROFIT

Gross profit for the first quarter of 2000 was $14,045,875 compared to $6,368,401 for the first quarter of 1999, representing an increase of $7,677,474, or 120.6%. Gross profit as a percentage of revenues increased to 62.7% in the first quarter of 2000, compared to 57.3% in the same quarter last year. The overall increase in gross profit resulted primarily from the increased sales levels, while improvements in gross margin as a percentage of sales were a result of a favorable sales mix in relation to higher-margined products, as well as increased sales volumes and associated manufacturing efficiencies.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the first quarter of 2000 was $2,383,683 compared to $1,398,441 for the first quarter of 1999. This increase of $985,242, or 70.5%, is primarily due to an increase in the number of sales and marketing personnel to support new product introductions and enhance customer support, as well as an increase in commissions associated with the increased sales level during the current quarter. In addition, the current quarter includes increased spending on advertising, promotion and related marketing activities. As a percentage of revenues, selling and marketing expenses decreased to 10.6% in the first quarter of 2000 from 12.6% in the first quarter of 1999.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the first quarter of 2000 was $1,377,723, an increase of $329,287, or 31.4%, from the $1,048,436 recorded in the first quarter of 1999. The increase in general and administrative expense primarily reflects increases in certain performance-based compensation reserves, certain professional service fees, as well as various recruiting-related expenditures. As a percentage of revenues, general and administrative expenses decreased to 6.1% in the first quarter of 2000 from 9.4% in the first quarter of 1999.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the first quarter of 2000 was $2,590,668, an increase of $714,990, or 38.1%, over the $1,875,678 recorded in the first quarter of 1999. The increase is primarily associated with additional personnel and related development costs associated with developing new products and new technologies and enhancing features of existing products. The new personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. In addition, research and development expenses reflect an increase in certain performance-based compensation reserves associated with the Company's management incentive compensation program. As a percentage of revenues, research and development expense decreased to 11.6% in the first quarter of 2000 from 16.9% in the first quarter of 1999.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income. For the first quarter of 2000, interest and other income was $469,813 compared to $271,214 for the first quarter of 1999, representing an increase of $198,599, or 73.2%. This increase is primarily a result of additional funds available for investment purposes during the current period.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 2000 was $2,939,000, an increase of $2,108,000, or 253.7%, from the $831,000 for the first quarter of 1999. The effective income tax rate for the first quarter of 2000 was approximately 36.0% of pretax income, which is comparable to the effective tax rate for the first quarter of 1999.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the first quarter of 2000 was $5,224,614, an increase of $3,738,554, or 251.6%, from the $1,486,060 recorded in the first quarter of 1999. Basic and diluted earnings per common share of $.43 and $.39, respectively, for the first quarter of 2000 increased by $.30 and $.26, or 230.8% and 200.0%, from the $.13 and $.13, respectively, earned in the first quarter of 1999. Basic and diluted weighted average common and common equivalent shares outstanding were 12,218,591 and 13,546,166, respectively, in the first quarter of 2000 compared to 11,575,638 and 11,759,404, respectively, in the first quarter of 1999. The increase in the weighted average equivalent shares resulted from an increase in the average share price between periods. As a percentage of revenues, net income for the first quarter of 2000 increased to 23.3% compared to the 13.4% for the first quarter of 1999.


                         LIQUIDITY AND CAPITAL RESOURCES

At April 1, 2000, the Company had working capital of $57,870,346 which represented an increase of $7,912,418, or 15.8%, from the $49,957,928 of working capital as of December 31, 1999. The increase in working capital can be attributed primarily to operating cash flow (income from operations before depreciation and amortization) and proceeds from the exercise of stock options exceeding requirements for purchases of property and equipment. Significant components of the Company's change in working capital include an increase in inventories of $2,823,494 associated primarily with increases in raw materials and work-in-process to support the new product introductions of the Company's DigiTest and LIGHTHOUSE cable status monitoring system as well as an increase in MCU related inventory to support certain project related customer programs. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

                                     BACKLOG

The Company's backlog consists of firm customer purchase orders for the Company's various products and services. As of April 1, 2000, the Company had a backlog of $15,191,025 compared to $12,115,608 at December 31, 1999 and $1,096,206 at March 27, 1999. The backlog as of April 1, 2000, included approximately $3,600,000 of certain DigiTest hardware component shipments through the first quarter of 2000 that were awaiting final customer acceptance pending receipt of certain independent third party laboratory certification approvals. The majority of the backlog is expected to be recognized as revenue in the second quarter of 2000. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:
           The following exhibits are being filed with this report:

           Exhibit
           Number          Description
           -------         -----------
             15            Letter re unaudited interim financial information

             27            Financial Data Schedule

(b)      Reports on Form 8-K:

         On February 11, 2000, the Company filed a report on Form 8-K announcing that on February 10, 2000, the Company's Board of Directors authorized a two-for-one stock split of the Company's common stock , payable in the form of a 100 percent stock dividend. On March 20, 2000, shareholders of record received one additional share of common stock for each share of common stock held of record on February 28, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               TOLLGRADE COMMUNICATIONS, INC.
                               (REGISTRANT)



Dated:   May 12, 2000          /s/ CHRISTIAN L. ALLISON
                               -------------------------------------------
                               CHRISTIAN L. ALLISON
                               CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER





Dated:   May 12, 2000          /s/ SAMUEL C. KNOCH
                               -------------------------------------------
                               SAMUEL C. KNOCH
                               CHIEF FINANCIAL OFFICER AND TREASURER





Dated:   May 12, 2000          /s/ BRADLEY N. DINGER
                               -------------------------------------------
                               BRADLEY N. DINGER
                               CONTROLLER

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


           Exhibit
           Number          Description
           -------         -----------
           15              Letter re unaudited interim financial information

           27              Financial Data Schedule