Form 10-Q
period 2000-07-01
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2000-08-11
CIK 1002531

                     --------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
                         -------------------------------
                                    FORM 10-Q
(Mark One)

    [X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the quarterly period ended July 1, 2000

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

      As of July 31, 2000, there were 13,238,198 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

--------------------------------------------------------------------------------

 This report consists of a total of 21 pages. The exhibit index is on page 20.


                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 1, 2000


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
                                                                                                  --------
ITEM 1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JULY 1, 2000 AND DECEMBER 31, 1999 ............3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH AND SIX MONTH
              PERIODS ENDED JULY 1, 2000 AND JUNE 26, 1999...............................................4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS ENDED
              JULY 1, 2000 AND JUNE 26, 1999 ............................................................5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................6

              REVIEW REPORT OF INDEPENDENT ACCOUNTANTS...................................................9

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
              CONDITION................................................................................ 10


PART II.  OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS.........................................................................18
ITEM 2        CHANGES IN SECURITIES.....................................................................18
ITEM 3        DEFAULTS UPON SENIOR SECURITIES...........................................................18
ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................18
ITEM 5        OTHER INFORMATION.........................................................................18
ITEM 6        EXHIBITS AND REPORTS FILED ON FORM 8-K....................................................18

SIGNATURE...............................................................................................19

EXHIBIT INDEX...........................................................................................20

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  (UNAUDITED)         DECEMBER 31,
                                                                                  JULY 1, 2000                1999
======================================================================================================================
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                 $20,773,332          $15,555,810
         Short term investments                                                     24,666,179           13,516,676
         Accounts receivable:
                  Trade                                                             12,499,628           10,865,244
                  Other                                                                682,900              335,155
         Inventories                                                                21,635,260           17,335,747
         Prepaid expenses and deposits                                                 369,957              461,934
         Deferred and refundable tax assets                                          6,040,628              575,251
----------------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                              86,667,884           58,645,817

Long term investments                                                                3,225,000            2,850,000
Property and equipment, net                                                          5,707,918            4,337,115
Deferred tax assets                                                                    367,626              367,626
Patents and other assets                                                                53,009                1,396
======================================================================================================================
                  TOTAL ASSETS                                                     $96,021,437          $66,201,954
======================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                          $ 1,507,651          $   911,769
         Accrued expenses                                                              963,684            1,222,866
         Accrued salaries and wages                                                  1,725,894            2,209,473
         Royalties payable                                                           1,265,889              793,689
         Income taxes payable                                                          688,601            2,443,609
         Deferred income                                                               105,000            1,106,483
----------------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT LIABILITIES                                          6,256,719            8,687,889

Deferred tax liabilities                                                                 9,950                9,950
----------------------------------------------------------------------------------------------------------------------
                  TOTAL  LIABILITIES                                                 6,266,669            8,697,839

Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
            50,000,000; issued shares, 13,030,561 and 12,102,280, respectively       2,606,112            2,420,456
         Additional paid-in capital                                                 48,515,072           28,828,568
         Treasury stock, at cost, 386,800 shares, respectively                      (3,164,975)          (3,164,975)
         Retained earnings                                                          41,798,559           29,420,066
----------------------------------------------------------------------------------------------------------------------
                  TOTAL  SHAREHOLDERS' EQUITY                                       89,754,768           57,504,115
======================================================================================================================
                  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $96,021,437          $66,201,954
======================================================================================================================

          The accompanying notes are an integral part of the condensed consolidated financial statements

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


==============================================================================================================================
                                                                  FOR THE                               FOR THE
                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        JULY 1, 2000     JUNE 26, 1999        JULY 1, 2000      JUNE 26, 1999
==============================================================================================================================
REVENUES                                                 $29,666,710       $14,269,719         $52,084,245       $25,390,064
COST OF PRODUCT SALES                                     11,413,382         5,902,774          19,785,042        10,654,718
------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                              18,253,328         8,366,945          32,299,203        14,735,346
------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Selling and marketing                                 3,027,461         1,767,547           5,411,144         3,165,988
     General and administrative                            1,495,334           964,933           2,873,057         2,013,369
     Research and development                              3,098,095         2,157,980           5,688,763         4,033,658
------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                          7,620,890         4,890,460          13,972,964         9,213,015
------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                    10,632,438         3,476,485          18,326,239         5,522,331
     Interest and other income, net                          545,441           236,549           1,015,254           507,763
------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                11,177,879         3,713,034          19,341,493         6,030,094
     Provision for income taxes                            4,024,000         1,339,855           6,963,000         2,170,855
==============================================================================================================================
NET INCOME                                               $ 7,153,879       $ 2,373,179         $12,378,493       $ 3,859,239
==============================================================================================================================
EARNINGS PER SHARE INFORMATION:
Weighted average shares of common stock and equivalents:
     Basic                                                12,562,822        11,537,850          12,392,619        11,556,466
     Diluted                                              13,318,461        11,611,886          13,217,634        11,683,552
------------------------------------------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:
     Basic                                                     $ .57             $ .21               $1.00             $ .33
     Diluted                                                   $ .54             $ .20               $ .94             $ .33
==============================================================================================================================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                    July 1, 2000        June 26, 1999
=======================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $ 12,378,493         $ 3,859,239
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
         Depreciation and amortization                                                   846,460             541,794
Changes in assets and liabilities:
         Increase in accounts receivable-trade                                        (1,634,384)         (4,140,812)
         (Increase) decrease in accounts receivable-other                               (347,745)             98,872
         Increase in inventories                                                      (4,299,513)         (1,674,160)
         Decrease in prepaid expenses and other assets                                    40,364               7,194
         Increase in accounts payable                                                    595,882             495,925
         Decrease in accrued expenses and deferred income                             (1,260,665)           (457,419)
         Increase in royalties payable                                                   472,200             233,027
         (Decrease) increase in accrued salaries and wages                              (483,579)             43,764
         (Decrease) increase in income taxes payable                                  (3,052,958)            228,103
-----------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) operating activities                  3,254,555            (764,473)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemption/maturity of investments                                            4,624,648           5,689,303
         Purchase of investments                                                     (16,149,151)         (1,960,877)
         Capital expenditures                                                         (2,217,263)           (750,324)
         Purchase of treasury stock                                                           --          (1,375,688)
-----------------------------------------------------------------------------------------------------------------------
                  Net cash (used in) provided by investing activities                (13,741,766)          1,602,414
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options including related tax                15,704,733             517,200
         benefits
-----------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                           15,704,733             517,200
---------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                              5,217,522           1,355,141
Cash and cash equivalents at beginning of period                                      15,555,810           8,311,353
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $ 20,773,332          $9,666,494
=======================================================================================================================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month and six-month periods ended July 1, 2000 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month and six- month periods ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2.       INVENTORIES

At July 1, 2000 and December 31, 1999, inventories consisted of the following:


                                                                 (Unaudited)
                                                                   July 1,             December 31,
                                                                    2000                   1999
                                                                 -----------           -----------
         Raw materials .....................................     $ 9,697,971           $ 8,173,299
         Work in progress...................................      10,133,908             7,410,203
         Finished goods.....................................       1,803,381             1,752,245
                                                                 -----------           -----------
                                                                 $21,635,260           $17,335,747
                                                                 ===========           ===========

3.       SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term investments at July 1, 2000 and December 31, 1999 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have a maturity of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. Long-term investments are comprised of individual municipal bonds with a maturity of more than one year but less than eighteen months and are stated at cost, which approximated market value. The primary investment purpose is to provide a reserve for future business purposes, including possible acquisitions and capital expenditures and to meet working capital requirements. Realized gains and losses are computed using the specific identification method.

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

The calculation of net income per common and common equivalent shares follows:

                                            Three Months         Three Months          Six Months        Six Months
                                               Ended                Ended                Ended              Ended
                                            July 1, 2000         June 26, 1999        July 1, 2000      June 26, 1999
=======================================================================================================================
Net income...............................   $ 7,153,879           $ 2,373,179          $12,378,493        $ 3,859,239
                                            ===========           ===========          ===========        ===========
Common and common equivalent shares:
      Weighted average number of
      common shares outstanding
      during the period..................    12,562,822            11,537,850           12,392,619         11,556,466

      Common shares issuable upon
          exercise of outstanding
          stock options
               Diluted...................       755,639                74,036              825,015            127,086
                                            -----------           -----------          -----------        -----------

      Common and common equivalent
          shares outstanding during
          the period
               Diluted...................    13,318,461            11,611,886           13,217,634         11,683,552
                                            ===========           ===========          ===========        ===========
Earnings per share data
      Net income per common and common
          equivalent shares
               Basic.....................         $0.57                $0.21                 $1.00              $0.33
               Diluted...................         $0.54                $0.20                 $0.94              $0.33

5.       DEFERRED AND REFUNDABLE TAX ASSETS

The Company's current deferred and refundable tax assets as of July 1, 2000 includes a tax benefit of $5,465,377 for compensation expense resulting from the exercising of certain nonstatutory stock options by various directors, officers and other employees under the Company's various stock option programs during the first six months of 2000. The Company is entitled to a tax deduction in the current tax year ending December 31, 2000 equal to the difference between the fair market value of the shares received by the option holders upon exercise and the exercise price of the nonstatutory stock options. It is anticipated that these deductions will be utilized over the next twelve-month period either through elimination of income taxes payable or refund of prior taxes paid.

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Tollgrade Communications, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of July 1, 2000, and the related condensed consolidated statements of operations for each of the three-month and six- month periods ended July 1, 2000 and June 26, 1999 and the condensed consolidated statement of cash flows for the six- month periods ended July 1, 2000 and June 26, 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2000, except for Note 2, which is as of March 20, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
July 11, 2000

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


OVERVIEW

The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports test system, test access and status monitoring products for the telecommunications and cable television industries. The Company's telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" ("POTS") lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 67% of the Company's revenue for the second quarter ended July 1, 2000 and will continue to account for a majority of the Company's revenues for the foreseeable future.

The Company's DigiTest(R) centralized network test system platform focuses on helping local exchange carriers conduct the full range of fault diagnosis, along with the ability to qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and Integrated Services Digital Network ("ISDN") service. The Company's DigiTest system is designed to provide complete hardware testing for POTS and local loop prequalification for DSL services. The system currently consists of three integrated pieces of hardware - the Digital Measurement Node ("DMN"), the Digital Measurement Unit ("DMU"), and the Digital Wideband Unit

("DWU"). When used in an integrated fashion, the DigiTest system will permit local exchange carriers to perform a complete array of central office testing including POTS, DSL line prequalification, bridged tap detection, data rate prediction, and in-service wideband testing. Sales of the DigiTest product line accounted for approximately 23% of the Company's revenue for the second quarter of 2000.

The Company's LIGHTHOUSE(R) cable products consist of a complete cable status monitoring system that provides a broad testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system includes a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. Sales of the LIGHTHOUSE product line accounted for approximately 8% of the Company's revenue for the second quarter of 2000.

Through the second quarter of 2000, the Company continued to build upon and extend its Professional Services offering to customers. The cornerstone of the Company's Professional Services offering is the Testability Improvement Initiatives. These services may offer the customer the opportunity to make dramatic improvements in testability levels, while training their own staffs in targeted geographic regions over a defined period of time. By making improvements in the customers digital loop carrier ("DLC") testability levels, the customers internal repair technicians can make use of automated systems to diagnose and repair subscriber loop problems thereby automatically eliminating the need for the involvement of several highly trained people to test and diagnose line problems. The Professional Services business levels continued to increase in the second quarter of 2000 but are not yet considered material to the Company's revenue.

The Company's telecommunication product sales are primarily to the four Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies and to certain digital loop carrier ("DLC") equipment manufacturers. For the second quarter ended July 1, 2000, approximately 55% of the Company's total revenue was generated from sales to these four RBOCs, the two largest of which comprised approximately 36% of revenues. The Company markets and sells its cable products directly, as well as through various Original Equipment Manufacturer ("OEM") arrangements with cable network equipment manufacturers. The Company presently has one such OEM arrangement under contract and works under less formal arrangements with several other OEM partners.

The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from and shipments to the RBOCs. This timing is particularly sensitive to various business factors within each of the RBOCs including the RBOCs relationships with their various organized labor groups. Certain contracts concerning Verizon Communications ("Verizon") (formerly Bell Atlantic) organized employees expired on August 6, 2000 and are now the subject of ongoing negotiations. Such contracts cover the majority of Verizons union employees associated with the former Bell Atlantic. These employees have entered into a formal work stoppage against Verizon. The Company provides Verizon with certain of its MCU products, as well as its professional service offerings that improve their DLC testability levels within certain of their regions. Verizon represented slightly less than 10% of the Company's total revenues during the first six months of 2000. The Company believes the effect of a short-term work stoppage on its operations will not be significant. However, should the labor dispute persist on a longer term basis the Company's operations may be unfavorably impacted, but the extent is not determinable at this time. In addition, the markets for the Company's new products, specifically DigiTest and LIGHTHOUSE, are highly competitive, beyond the competition historically seen in the Company's MCU markets. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.

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

The Company believes that continued growth will depend on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percent of revenues were approximately 10% for the second quarter ended July 1, 2000. The Company expects its research and development expenses to continue at significant levels.

                     RESULTS OF OPERATIONS - SECOND QUARTER


REVENUES

Revenues for the second quarter of 2000 of $29,666,710 were $15,396,991, or 107.9%, higher than the revenues of $14,269,719 reported for the second quarter of 1999. The increase in revenues for the second quarter of 2000 was primarily attributable to an increase in unit volume sales of core MCU line testing products to SBC Communications, Inc. (including Ameritech, Pacific Bell and
SNET) associated with that company's continued effort to improve testability in their multi-state region, as well as to the CLEC markets and those sold on an Original Equipment Manufacturer (OEM) basis. The current quarter also included increased shipments of the Company's next generation DigiTest system products primarily to Sprint under the Company's purchase agreement with Sprint North Supply, as well as to Nortel Networks for deployment into the CLEC markets, including TriVergent Communications and ATI. Current quarter sales include approximately $3,600,000 of revenue related to orders shipped prior to April 1, 2000 which were pending receipt of final third party certifications and customer acceptance. All such certifications and customer acceptance notifications were received in the second quarter. In addition, the current quarter includes increased sales of the Company's LIGHTHOUSE Cable Status Monitoring System to RCN Corporation and AT&T Broadband and Internet Services (AT&T BIS), as well as to ANTEC, an Original Equipment Manufacturer of cable network products. Additionally, the current quarter also included increased billings related to the Company's Professional Service business. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.


GROSS PROFIT

Gross profit for the second quarter of 2000 was $18,253,328 compared to $8,366,945 for the second quarter of 1999, representing an increase of $9,886,383, or 118.2%. Gross profit as a percentage of revenues increased to 61.5% in the second quarter of 2000, compared to 58.6% in the same quarter last year. The overall increase in gross profit resulted primarily from the increased sales levels, while improvements in gross margin as a percentage of sales were a result of a favorable sales mix and associated manufacturing efficiencies related to increased production levels.


SELLING AND MARKETING EXPENSE

Selling and marketing expense for the second quarter of 2000 was $3,027,461 compared to $1,767,547 for the second quarter of 1999. This increase of $1,259,914, or 71.3%, is primarily due to an increase in the number of sales and marketing personnel to support new product introductions and enhance customer support, as well as an increase in commissions associated with the increased sales level during the current quarter. In addition, the current quarter includes increased spending on advertising, promotion and related marketing activities. As a percentage of revenues, selling and marketing expenses decreased to 10.2% in the second quarter of 2000 from 12.4% in the second quarter of 1999.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the second quarter of 2000 was $1,495,334, an increase of $530,401, or 55.0%, from the $964,933 recorded in the second quarter of 1999. The increase in general and administrative expense primarily reflects increases in certain performance-based compensation reserves associated with the Company's management incentive compensation program, certain professional service fees, as well as various recruiting-related expenditures. As a percentage of revenues, general and administrative expenses decreased to 5.0% in the second quarter of 2000 from 6.8% in the second quarter of 1999.


RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the second quarter of 2000 was $3,098,095, an increase of $940,115, or 43.6%, over the $2,157,980 recorded in the second quarter of 1999. The increase is primarily associated with additional personnel and related development costs associated with developing new products and new technologies and enhancing features of existing products. The new personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. In addition, research and development expenses reflect an increase in certain performance-based compensation reserves associated with the Company's management incentive compensation program. As a percentage of revenues, research and development expense decreased to 10.4% in the second quarter of 2000 from 15.1% in the second quarter of 1999.


INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income. For the second quarter of 2000, interest and other income was $545,441 compared to $236,549 for the second quarter of 1999, representing an increase of $308,892, or 130.6%. This increase is primarily a result of additional funds available for investment purposes during the current period.


PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter of 2000 was $4,024,000, an increase of $2,684,145, or 200.3%, from the $1,339,855 for the second quarter of 1999. The effective income tax rate for the second quarter of 2000 was approximately 36.0% of pretax income, which is comparable to the effective tax rate for the second quarter of 1999.


NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the second quarter of 2000 was $7,153,879, an increase of $4,780,700, or 201.4%, from the $2,373,179 recorded in the second quarter of 1999. Basic and diluted earnings per common share of $.57 and $.54, respectively, for the second quarter of 2000 increased by $.36 and $.34, or 171.4% and 170.0%, from the $.21 and $.20, respectively, earned in the second quarter of 1999. Basic and diluted weighted average common and common equivalent shares outstanding were 12,562,822 and 13,318,461, respectively, in the second quarter of 2000 compared to 11,537,850 and 11,611,886, respectively, in the second quarter of 1999. The increase in the weighted average equivalent shares resulted from an increase in the average share price between periods. As a percentage of revenues, net income for the second quarter of 2000 increased to 24.1% compared to the 16.6% for the second quarter of 1999.

                      RESULTS OF OPERATIONS - YEAR TO DATE


REVENUES

For the first six months of 2000, revenues were $52,084,245 compared to $25,390,064 for the first six months of 1999, representing an increase of $26,694,181, or 105.1%. The increase in revenues for the first six months of 2000 was primarily attributable to an increase in unit volume sales of core MCU line testing products to SBC Communications, Inc. (including Ameritech, Pacific Bell and SNET), US West and Bell South. In addition, sales to the CLEC markets increased as well as those sold on an Original Equipment Manufacturer (OEM) basis. The first six months also includes increased shipments of the Company's next generation DigiTest system products primarily to Sprint under the Company's purchase agreement with Sprint North Supply, as well as to Nortel Networks for deployment into the CLEC markets, including TriVergent Communications and ATI. The first six months of 2000 sales include approximately $1,400,000 of revenue related to orders shipped prior to January 1, 2000 and an additional $2,200,000 shipped during the first quarter of 2000 which were pending receipt of final third party certifications and customer acceptance. All such certifications and customer acceptance notifications were received in the second quarter of 2000. Additionally, the first six months includes increased sales of the Company's LIGHTHOUSE Cable Status Monitoring System to RCN Corporation and AT&T Broadband and Internet Services (AT&T BIS), as well as to ANTEC, an Original Equipment Manufacturer of cable network products. Also, sales included increased billings related to the Company's Professional Service business. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.


GROSS PROFIT

Gross profit for the first six months of 2000 was $32,299,203, which represents an increase of $17,563,857, or 119.2%, from the $14,735,346 in the same period last year. As a percentage of revenues, gross profit increased to 62.0% in the first six months of 2000 compared to 58.0% in the same period for 1999. The overall increase in gross profit resulted primarily from increased sales levels, while improvements in gross margin as a percentage of sales were a result of a favorable sales mix and associated manufacturing efficiencies related to increased production levels.


SELLING AND MARKETING EXPENSE

For the first six months of 2000, selling and marketing expense totaled $5,411,144 compared to $3,165,988 for the first six months of 1999, representing an increase of $2,245,156 or 70.9%. The increase is primarily due to an increase in the number of sales and marketing personnel to support new product introductions and enhance customer support, as well as an increase in commissions associated with the increased sales level. In addition, selling and marketing expenses for the first six months of 2000 include increased spending on advertising, promotion and related marketing activities. As a percentage of revenue, selling and marketing expense decreased from 10.4% in the first six months of 2000 from 12.5% for the same period in 1999.

GENERAL AND ADMINISTRATIVE EXPENSE

For the first six months of 2000, general and administrative expense totaled $2,873,057 compared to $2,013,369 for the first six months of 1999, representing an increase of $859,688, or 42.7%. The increase in general and administrative expense reflects an increase in certain performance-based compensation reserves associated with the Company's management incentive compensation program, certain professional service fees, as well as various employee recruiting-related expenditures. As a percentage of revenue, general and administrative expense decreased to 5.5% in the first six months of 2000 from 7.9% for the same period of 1999.


RESEARCH AND DEVELOPMENT EXPENSE

For the first six months of 2000, research and development expense totaled $5,688,763 compared to $4,033,658 for the first six months of 1999, representing an increase of $1,655,105, or 41.0%. This increase is primarily associated with additional personnel to support product development and an increase in certain performance-based compensation reserves associated with the Company's management incentive compensation program. As a percentage of revenue, research and development expense decreased to 10.9% in the first six months of 2000 from 15.9% for the same period of 1999.


INTEREST AND OTHER INCOME

For the first six months of 2000, interest and other income was $1,015,254 compared to $507,763 for the first six months of 1999, representing an increase of $507,491, or 99.9%. This increase is primarily attributable to an increase in funds available for investments during the first six months of 2000.


PROVISION FOR INCOME TAXES

The provision for income taxes for the first six months of 2000 was $6,963,000, which was an increase of $4,792,145, or 220.7%, from $2,170,855 for the first six months of 1999. The effective income tax rate for the first six months of 2000 was 36.0% of income before taxes, which was consistent with the rate in the prior year period.


NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the first half of 2000 was $12,378,493, an increase of $8,519,254, or 220.7%, from the $3,859,239 recorded in the first six months of 1999. Basic and diluted earnings per common share of $1.00 and $.94, respectively, for the first half of 2000 increased by $.67 and $.61, or 203.0% and 184.8%, from the $.33 earned in the first half of 1999. Basic and diluted weighted average common and common equivalent shares outstanding were 12,392,619 and 13,217,634, respectively, in the first half of 2000 compared to 11,556,466 and 11,683,552, respectively, in the first half of 1999. As a percentage of revenues, net income for the first half of 2000 increased to 23.8% compared to the 15.2% in the first half of 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

At July 1, 2000, the Company had working capital of $80,411,165, which represented an increase of $30,453,237, or 61.0%, from the $49,957,928 of working capital as of December 31, 1999. The increase in working capital can be attributed primarily to operating cash flow (income from operations before depreciation and amortization) and proceeds from the exercise of stock options including related tax benefits exceeding requirements for purchases of property and equipment. Significant components of the Company's change in working capital include an increase in inventories of $4,299,513 associated primarily with increases in raw materials and work-in-process to support the new product introductions of the Company's DigiTest and LIGHTHOUSE cable status monitoring system as well as an increase in MCU related inventory to support certain project related customer programs. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

                                     BACKLOG

The Company's backlog consists of firm customer purchase orders. As of July 1, 2000, the Company had a backlog of $11,591,177 compared to $12,115,608 at December 31, 1999 and $7,431,562 at June 26, 1999. The majority of the backlog is expected to be recognized as revenue in the third quarter of 2000. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 4, 2000, the Company held its annual shareholders meeting. At the meeting, James J. Barnes and Rocco L. Flaminio were elected to the Board of Directors for a three-year term expiring at the annual meeting of shareholders in 2003. The terms of Directors Richard H. Heibel and Robert W. Kampmeinert also continued after the meeting and will expire at the annual meeting of shareholders in 2001. The terms of Directors Christian L. Allison, Daniel P. Barry, and David S. Egan also continued after the meeting and will expire at the annual meeting of shareholders in 2002. In addition, the Company's Articles of Incorporation were amended to increase the number of shares of Common Stock authorized for issuance by the Company to fifty million. Also, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal year 2000. The results of the voting were as follows:

                                                    Total
                                                  Votes Cast           For        Against       Withheld     Abstained
                                                  ----------           ---        -------       --------     ---------
Election of Directors:

James J. Barnes                                    5,489,976         5,253,658         --        236,318           --

Rocco L. Flaminio                                  5,489,976         5,268,553         --        221,423           --

Amendment of Articles of Incorporation             5,489,976         5,212,302    257,639             --       20,035

Ratification of Appointment of
PricewaterhouseCoopers LLP                         5,489,976         5,453,560     32,724             --        3,692


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

                               TOLLGRADE COMMUNICATIONS, INC.
                               (REGISTRANT)



Dated: August 11, 2000         /s/ CHRISTIAN L. ALLISON
                               ------------------------------------------------
                               CHRISTIAN L. ALLISON
                               CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER





Dated: August 11, 2000         /s/ SAMUEL C. KNOCH
                               ------------------------------------------------
                               SAMUEL C. KNOCH
                               CHIEF FINANCIAL OFFICER AND TREASURER





Dated: August 11, 2000         /s/ BRADLEY N. DINGER
                               ------------------------------------------------
                               BRADLEY N. DINGER
                               CONTROLLER

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


           Exhibit
           Number          Description
           ------          -----------

             15            Letter re unaudited interim financial information

             27            Financial Data Schedule