Form 10-Q
period 2000-09-30
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2000-11-13
CIK 1002531

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
--------------------------------------------------------------------------------
                                    FORM 10-Q

(Mark One)

    [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

          Yes ___X___                        No _______

      As of October 28, 2000, there were 13,296,249 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

--------------------------------------------------------------------------------


  This report consists of a total of 34 pages. The exhibit index is on page 21.

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
------------------------------                                                                    --------

ITEM 1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF  SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 .....3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH AND NINE
              MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 25, 1999..............................4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS
              ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 25, 1999 ...........................................5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................6

              REVIEW REPORT OF INDEPENDENT ACCOUNTANTS..................................................10

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
              CONDITION................................................................................ 11


PART II.  OTHER INFORMATION
---------------------------

ITEM 1        LEGAL PROCEEDINGS.........................................................................21
ITEM 2        CHANGES IN SECURITIES.....................................................................21
ITEM 3        DEFAULTS UPON SENIOR SECURITIES...........................................................21
ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................21
ITEM 5        OTHER INFORMATION.........................................................................21
ITEM 6        EXHIBITS AND REPORTS FILED ON FORM 8-K....................................................21

SIGNATURE...............................................................................................22
EXHIBIT INDEX...........................................................................................23

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    (UNAUDITED)
                                                                                      SEPTEMBER
                                                                                       30, 2000         DECEMBER 31, 1999
=========================================================================================================================
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                $  33,245,797             $  15,555,810
         Short-term investments                                                      20,772,837                13,516,676
         Accounts receivable:
                  Trade                                                              14,096,405                10,865,244
                  Other                                                                 673,123                   335,155
         Inventories                                                                 26,130,850                17,335,747
         Prepaid expenses and deposits                                                  465,662                   461,934
                                                                                                                        1
         Deferred and refundable tax assets                                          13,820,231                    575,25
-------------------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                              109,204,905                58,645,817

Long-term investments                                                                 4,533,000                 2,850,000
Property and equipment, net                                                           5,935,753                 4,337,115
Deferred tax assets                                                                     516,702                   367,626
Patents and other assets                                                                 47,254                     1,396
=========================================================================================================================
                  TOTAL ASSETS                                                    $ 120,237,614             $  66,201,954
=========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                         $   3,256,719             $     911,769
         Accrued expenses                                                             1,314,833                 1,222,866
         Accrued salaries and wages                                                   2,817,227                 2,209,473
         Royalties payable                                                              745,979                   793,689
         Income taxes payable                                                           605,395                 2,443,609
         Deferred income                                                                100,000                 1,106,483
-------------------------------------------------------------------------------------------------------------------------
                      TOTAL CURRENT LIABILITIES                                       8,840,153                 8,687,889

Deferred tax liabilities                                                                  9,950                     9,950
-------------------------------------------------------------------------------------------------------------------------
                 TOTAL  LIABILITIES                                                   8,850,103                 8,697,839

Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
            50,000,000; issued shares, 13,258,031 and 12,102,280,
             respectively                                                             2,651,606                 2,420,456
         Additional paid-in capital                                                  62,806,780                28,828,568
                Treasury stock, at cost, 386,800 shares, respectively                (3,164,975)               (3,164,975)
         Retained earnings                                                           49,094,100                29,420,066
-------------------------------------------------------------------------------------------------------------------------
                 TOTAL SHAREHOLDERS' EQUITY                                         111,387,511                57,504,115
=========================================================================================================================
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 120,237,614             $  66,201,954
=========================================================================================================================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                    For the                             For the
                                                                     Three                               Nine
                                                                 Months Ended                        Months Ended
                                                        Sept. 30, 2000   Sept. 25, 1999    Sept. 30, 2000    Sept. 25, 1999
===========================================================================================================================
REVENUES                                                  $29,787,819      $13,402,653       $81,872,064       $38,792,717
COST OF PRODUCT SALES                                      10,840,558        6,039,595        30,625,600        16,694,313
---------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                               18,947,261        7,363,058        51,246,464        22,098,404
---------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
         Selling and marketing                              3,439,953        1,560,692         8,851,097         4,726,680
         General and administrative                         1,591,603          980,508         4,464,660         2,993,877
         Research and development                           3,178,081        2,125,826         8,866,844         6,159,484
---------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                           8,209,637        4,667,026        22,182,601        13,880,041
---------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                     10,737,624        2,696,032        29,063,863         8,218,363
         Interest and other income, net                       661,917          334,301         1,677,171           842,064
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                 11,399,541        3,030,333        30,741,034         9,060,427
         Provision for income taxes                         4,104,000        1,092,000        11,067,000         3,262,855
===========================================================================================================================
NET INCOME                                                 $7,295,541       $1,938,333       $19,674,034        $5,797,572
===========================================================================================================================
Earnings per share information:
Weighted average shares of common stock and
equivalents:
                Basic                                      12,821,132       11,547,610        12,536,510        11,553,492
                Diluted                                    13,460,481       12,016,604        13,314,988        11,786,080
---------------------------------------------------------------------------------------------------------------------------
Net income per common share:
         Basic                                                   $.57             $.17             $1.57              $.50
         Diluted                                                 $.54             $.16             $1.48              $.49
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

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                    Sept. 30, 2000      Sept. 25, 1999
======================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $19,674,034          $5,797,572
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                 1,331,410             920,097
         Deferred income taxes                                                          (114,785)           (253,545)
Changes in assets and liabilities:
         Increase in accounts receivable-trade                                        (3,231,161)         (1,521,422)
         Increase in accounts receivable-other                                          (337,968)            (12,393)
         Increase in inventories                                                      (8,795,103)         (4,740,301)
         (Increase) decrease in prepaid expenses and other assets                        (49,586)            124,222
         Increase in accounts payable                                                  2,344,950             718,440
         (Decrease) increase in accrued expenses and deferred income                    (914,516)            801,218
         Increase in accrued salaries and wages                                          607,754             132,369
         Decrease in royalties payable                                                   (47,710)           (219,905)
         (Decrease) increase in income taxes payable                                  (1,838,214)            151,863
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                            8,629,105           1,898,215
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemption/maturity of investments                                           14,427,752           9,353,489
         Purchase of investments                                                     (23,366,913)         (9,299,831)
         Capital expenditures                                                         (2,930,048)         (1,259,712)
         Purchase of treasury stock                                                           --          (1,375,688)
---------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                              (11,869,209)         (2,581,742)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options, including related tax
         benefits                                                                     20,930,091             677,857
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                           20,930,091             677,857
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease)in cash and cash equivalents                                   17,689,987              (5,670)
Cash and cash equivalents at beginning of period                                      15,555,810           8,311,353
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $33,245,797          $8,305,683
======================================================================================================================


    The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for the interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month and nine-month periods ended September 30, 2000 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2.       INVENTORIES

At September 30, 2000 and December 31, 1999, inventories consisted of the following:

                                                            (Unaudited)
                                                           September 30,          December 31,
                                                               2000                   1999
                                                               ----                   ----


         Raw materials . . . . . . . . . . . . . . .        $10,560,352            $ 8,173,299
         Work in progress  . . . . . . . . . . . . .         12,572,315              7,410,203
         Finished goods  . . . . . . . . . . . . . .          2,998,183              1,752,245
                                                            -----------            -----------
                                                            $26,130,850            $17,335,747
                                                            ===========            ===========


3.       SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term investments at September 30, 2000 and December 31, 1999 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have a maturity of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. Long-term investments are comprised of individual municipal bonds with a maturity of more than one year but less than eighteen months and are stated at cost, which approximated market value. The primary investment purpose is to provide a reserve for future business purposes, including possible acquisitions and capital expenditures and to meet working capital requirements. Realized gains and losses are computed using the specific identification method.

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

The calculation of net income per common and common equivalent shares follows:

                                                    Three Months        Three Months         Nine Months          Nine Months
                                                        Ended              Ended                Ended                Ended
                                                   Sept. 30, 2000      Sept. 25, 1999       Sept. 30, 2000       Sept. 25, 1999
===============================================================================================================================

Net income                                          $ 7,295,541          $ 1,938,333          $19,674,034          $ 5,797,572
                                                    ===========          ===========          ===========          ===========
Common and common equivalent shares:
      Weighted average number of
      common shares outstanding
      during the period                              12,821,132           11,547,610           12,536,510           11,553,492

      Common shares issuable upon exercise
          of outstanding stock options
               Diluted                                  639,349              468,994              778,478              232,588
                                                    -----------          -----------          -----------          -----------

      Common and common equivalent shares
          outstanding during the period
               Diluted                               13,460,481           12,016,604           13,314,988           11,786,080
                                                    ===========          ===========          ===========          ===========


Earnings per share data:
      Net income per common and common
          equivalent shares
               Basic                                $      0.57          $      0.17          $      1.57          $      0.50
               Diluted                              $      0.54          $      0.16          $      1.48          $      0.49

5.       DEFERRED AND REFUNDABLE TAX ASSETS

The Company's current deferred and refundable tax assets as of September 30, 2000 includes a tax benefit of $13,279,271 resulting from the exercising of certain nonstatutory stock options by various directors, officers and other employees under the Company's various stock option programs during the first nine months of 2000. The Company is entitled to a tax deduction in the current tax year ending December 31, 2000 equal to the difference between the fair market value of the shares received by the option holders upon exercise and the exercise price of the nonstatutory stock options. It is anticipated that these deductions will be utilized over the next twelve-month period either through elimination of income taxes payable or refund of prior taxes paid.

This tax benefit is accounted for as a non-cash item in the Condensed Consolidated Statements of Cash Flow.

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Tollgrade Communications, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and its subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2000 and September 25, 1999 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2000 and September 25, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2000, except for Note 2, which is as of March 20, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
October 10, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the following Management's Discussion and Analysis of Results of Operations and Financial Condition which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Tollgrade Communications, Inc.'s (the "Company") present expectations or beliefs concerning future events. The Company cautions that such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These statements as to management's beliefs, strategies, plans, expectations or opinions in connection with Company performance, are based on a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These include: customers' ability to meet established purchase forecasts and their own growth projections; the ability of certain customers to maintain financial strength and access to capital; the ability for sales and marketing partners to meet their own performance objectives and provide vendor financing to certain local exchange carriers; rapid technological change along with the need to continually develop new products and gain customer acceptance and approval; the Company's focus on a relatively narrow range of products; competition; the Company's dependence on key employees and the ability to continue to recruit appropriate personnel; difficulties in managing the Company's growth; the Company's dependence upon certain customers and certain suppliers and contract manufacturers; the Company's dependence upon proprietary rights; risks of third party claims of infringement; and government regulation.

OVERVIEW

The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports test system, test access and status monitoring products for the telecommunications and cable television industries. The Company's telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" (" POTS") lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 71% of the Company's revenue for the third quarter ended September 30, 2000 and will continue to account for a majority of the Company's revenues for the foreseeable future.

The Company's DigiTest(R) centralized network test system platform focuses on helping local exchange carriers conduct the full range of fault diagnosis, along with the ability to qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and

Integrated Services Digital Network ("ISDN") service. The Company's DigiTest system is designed to provide complete hardware testing for POTS and local loop prequalification for DSL services. The system currently consists of three integrated pieces of hardware - the Digital Measurement Node ("DMN"), the Digital Measurement Unit ("DMU"), and the Digital Wideband Unit ("DWU"). When used in an integrated fashion, the DigiTest system will permit local exchange carriers to perform a complete array of central office testing including POTS, DSL line prequalification, bridged tap detection, data rate prediction, and in-service wideband testing. Sales of the DigiTest product line accounted for approximately 15% of the Company's revenue for the third quarter of 2000.

The Company's LIGHTHOUSE(R) cable products consist of a complete cable status monitoring system that provides a broad testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system includes a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. Sales of the LIGHTHOUSE product line accounted for approximately 12% of the Company's revenue for the third quarter of 2000.

Through the third quarter of 2000, the Company continued to build upon and extend its Professional Services offering to customers. The cornerstone of the Company's Professional Services offering is the Testability Improvement Initiatives. These services may offer the customer the opportunity to make dramatic improvements in testability levels, while training their own staffs in targeted geographic regions over a defined period of time. By making improvements in the customer's digital loop carrier ("DLC") testability levels, the customer's internal repair technicians can make use of automated systems to diagnose and repair subscriber loop problems thereby automatically eliminating the need for the involvement of several highly trained people to test and diagnose line problems. The Professional Services business levels continued to increase in the third quarter of 2000 but are not yet considered material to the Company's revenue.

The Company's telecommunication product sales are primarily to the four Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies and to certain digital loop carrier ("DLC") equipment manufacturers. For the third quarter ended September 30, 2000, approximately 64% of the Company's total revenue was generated from sales to these four RBOCs, the two largest of which comprised approximately 49% of revenues. The Company markets and sells its cable products directly, as well as through various Original Equipment Manufacturer ("OEM") arrangements with cable network equipment manufacturers. The Company presently has one such OEM arrangement under contract and works under less formal arrangements with several other OEM partners.

 The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from and shipments to the RBOCs. This timing is particularly sensitive to various business factors within each of the RBOCs, including the RBOCs relationships with their various organized labor groups. Certain contracts concerning Verizon Communications ("Verizon") (formerly Bell Atlantic) organized employees expired on August 6, 2000, and were subject to negotiation during the third quarter. Such contracts cover the majority of

Verizon's union employees associated with the former Bell Atlantic. These employees entered into a formal work stoppage against Verizon in the third quarter and subsequently reached a formal agreement during the quarter. The Company believes the effect of the short-term work stoppage on its operations was not significant. In addition, the markets for the Company's new products, specifically DigiTest and LIGHTHOUSE, are highly competitive, beyond the competition historically seen in the Company's MCU markets. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.

The Company believes that recent changes within the telecommunication marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have resulted in some discounting and more favorable terms granted to certain customers of the Company. In addition, the Company experienced certain customer demands to consolidate product purchases which have translated into large bulk orders. Although the Company will continue to strive to meet the demands of its customers, which include delivery of quality products at an acceptable price and on acceptable terms, there are no assurances that the Company will be successful in negotiating acceptable terms and conditions pertaining to these large orders. Additionally, recent consolidations among the RBOCs, and their ability to consolidate their inventory and product procurement systems could cause fluctuations or delays in the Company's order patterns. Also, recent efforts in the cable status monitoring industry to standardize transponders among status monitoring systems could cause pricing pressure as well as affect deployment within certain customers of the Company's cable products. These standards, if adopted by the standards setting body, are expected to become final in the fourth quarter of 2000 and may affect the Company's revenues from such products in subsequent periods. The Company cannot predict such future events or business conditions and the Company's results may be adversely affected by these industry trends in the primary markets its serves.

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

The Company believes that continued growth will depend on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percent of revenues were approximately 11% for the third quarter ended

September 30, 2000. The Company expects its research and development expenses to continue at significant levels.

                      RESULTS OF OPERATIONS - THIRD QUARTER

REVENUES

Revenues for the third quarter of 2000 of $29,787,819 were $16,385,166, or 122.3%, higher than the revenues of $13,402,653 reported for the third quarter of 1999. The increase in revenues for the third quarter of 2000 was primarily attributable to an increase in unit volume sales of core MCU line testing products to SBC Communications, Inc. (including Ameritech, Pacific Bell and
SNET) associated with its Project Pronto, a broadband initiative, and its continued effort to improve testability in their multi-state region, as well as significantly increased sales to Verizon (formerly Bell Atlantic). The current quarter also included increased shipments of the Company's next generation DigiTest system products primarily to Lucent for deployment into the CLEC (Competitive Local Exchange Carrier) markets, including Choice One Communications, as well as direct sales to Sprint and SBC Telecom, Inc. (a CLEC subsidiary of SBC Communications, Inc.). In addition, the current quarter includes increased sales of the Company's LIGHTHOUSE Cable Status Monitoring System to RCN Corporation. Additionally, the current quarter included increased billings related to the Company's Professional Service business. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

GROSS PROFIT

Gross profit for the third quarter of 2000 was $18,947,261 compared to $7,363,058 for the third quarter of 1999, representing an increase of $11,584,203, or 157.3%. Gross profit as a percentage of revenues increased to 63.6% in the third quarter of 2000, compared to 54.9% in the same quarter last year. The overall increase in gross profit resulted primarily from the increased sales levels, while improvements in gross margin as a percentage of sales were a result of a favorable sales mix and associated manufacturing efficiencies related to increased production levels. The Company's gross margin continue to be highly sensitive to the mix of products shipped. Revenues from the Company's DigiTest test platform, which is being marketed aggressively on both a direct and OEM sale basis, in what is becoming an extremely competitive environment, are expected to become a larger portion of the Company's total revenues in 2001. To the extent that such increased DigiTest revenues are attributable either to O.E.M. sales or to product deployment into applications downstream from the central office, the Company believes that actual overall margins may decline slightly from their current levels.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the third quarter of 2000 was $3,439,953 compared to $1,560,692 for the third quarter of 1999. This increase of $1,879,261, or 120.4%, is primarily due to an increase in the number of sales and marketing personnel to support new product introductions and enhance customer support, as well as an increase in commissions associated with the increased sales level during the current quarter. In addition, the current quarter includes increased spending on advertising, promotion and related marketing activities. As a percentage of revenues, selling and marketing expenses decreased slightly to 11.5% in the third quarter of 2000 from 11.6% in the third quarter of 1999.


GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the third quarter of 2000 was $1,591,603, an increase of $611,095, or 62.3%, from the $980,508 recorded in the third quarter of 1999. The increase in general and administrative expense primarily reflects increases in certain performance-based compensation reserves associated with the Company's management incentive compensation program, certain professional service fees, as well as various recruiting-related expenditures. As a percentage of revenues, general and administrative expenses decreased to 5.3% in the third quarter of 2000 from 7.3% in the third quarter of 1999.


RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the third quarter of 2000 was $3,178,081, an increase of $1,052,255, or 49.5%, over the $2,125,826 recorded in the third quarter of 1999. The increase is primarily associated with additional personnel and related development costs associated with developing new products and new technologies and enhancing features of existing products. The new personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. In addition, research and development expenses reflect an increase in certain performance-based compensation reserves associated with the Company's management incentive compensation program. As a percentage of revenues, research and development expense decreased to 10.7% in the third quarter of 2000 from 15.9% in the third quarter of 1999.


INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income. For the third quarter of 2000, interest and other income was $661,917 compared to $334,301 for the third quarter of 1999, representing an increase of $327,616, or 98%. This increase is primarily a result of additional funds available for investment purposes during the current period.


PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter of 2000 was $4,104,000, an increase of $3,012,000, or 275.8%, from the $1,092,000 for the third quarter of 1999. The effective income tax rate for the third quarter of 2000 was approximately 36.0% of pretax income, which is comparable to the effective tax rate for the third quarter of 1999.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the third quarter of 2000 was $7,295,541, an increase of $5,357,208, or 276.4%, from the $1,938,333 recorded in the third quarter of 1999. Basic and diluted earnings per common share of $.57 and $.54, respectively, for the third quarter of 2000 increased by $.40 and $.38, or 235.3% and 237.5%, from the $.17 and $.16, respectively, earned in the third quarter of 1999. Basic and diluted weighted average common and common equivalent shares outstanding were 12,821,132 and 13,460,481, respectively, in the third quarter of 2000 compared to 11,547,610 and 12,016,604, respectively, in the third quarter of 1999. The increase in the weighted average equivalent shares resulted primarily from an increase in the average share price between periods. As a percentage of revenues, net income for the third quarter of 2000 increased to 24.5% compared to the 14.5% for the third quarter of 1999.

                      RESULTS OF OPERATIONS - YEAR TO DATE

REVENUES

For the first nine months of 2000, revenues were $81,872,064 compared to $38,792,717 for the first nine months of 1999, representing an increase of $43,079,347, or 111.1%. The increase in revenues for the first nine months of 2000 was primarily attributable to an increase in unit volume sales of core MCU line testing products to SBC Communications, Inc. (including Ameritech, Pacific Bell and SNET), Verizon (formerly Bell Atlantic), Bell South and Qwest (formerly US West). The first nine months also includes increased shipments of the Company's next generation DigiTest system products to Sprint and SBC Telecom, Inc., as well as to Nortel Networks and Lucent for deployment into the CLEC markets, including TriVergent Communications, ATI and Choice One Communications. The first nine months of 2000 sales include approximately $1,400,000 of revenue related to orders shipped prior to January 1, 2000 and an additional $2,200,000 shipped during the first quarter of 2000 which were pending receipt of final third party certifications and customer acceptance. All such certifications and customer acceptance notifications were received in the second quarter of 2000. Additionally, the first nine months includes increased sales of the Company's LIGHTHOUSE Cable Status Monitoring System to RCN Corporation and AT&T Broadband and Internet Services (AT&T BIS), as well as to ANTEC, an Original Equipment Manufacturer of cable network products. Also, sales included increased billings related to the Company's Professional Service business. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.


GROSS PROFIT

Gross profit for the first nine months of 2000 was $51,246,464, which represents an increase of $29,148,060, or 131.9%, from the $22,098,404 in the same period last year. As a percentage of revenues, gross profit increased to 62.6% in the first nine months of 2000 compared to 57.0% in the same period for 1999. The overall increase in gross profit resulted primarily from increased sales levels, while improvements in gross margin as a percentage of sales were a result of a favorable sales mix and associated manufacturing efficiencies related to increased production levels. The Company's gross margin continue to be highly sensitive to the mix of products shipped. Revenues from the Company's DigiTest test platform, which is being marketed aggressively on both a direct and OEM sale basis, in what is becoming an extremely competitive environment, are expected to become a larger portion of the Company's total revenues in 2001. To the extent that such increased DigiTest revenues are attributable either to O.E.M. sales or to product deployment into applications downstream from the central office, the Company believes that actual overall margins may decline slightly from their current levels.


SELLING AND MARKETING EXPENSE

For the first nine months of 2000, selling and marketing expense totaled $8,851,097 compared to $4,726,680 for the first nine months of 1999, representing an increase of $4,124,417 or 87.3%. The increase is primarily due to an increase in the number of sales and marketing personnel to support new product introductions and enhance customer support, as well as an increase in commissions associated with the increased sales level. In addition, selling and marketing expenses for the first nine months of 2000 include increased spending on advertising, promotion and related marketing activities. As a percentage of revenue, selling and marketing expense decreased to 10.8% in the first nine months of 2000 from 12.2% for the same period in 1999.


GENERAL AND ADMINISTRATIVE EXPENSE

For the first nine months of 2000, general and administrative expense totaled $4,464,660 compared to $2,993,877 for the first nine months of 1999, representing an increase of $1,470,873, or 49.1%. The increase in general and administrative expense reflects an increase in certain performance-based compensation reserves associated with the Company's management incentive compensation program, certain professional service fees, as well as various employee recruiting-related expenditures. As a percentage of revenue, general and administrative expense decreased to 5.5% in the first nine months of 2000 from 7.7% for the same period of 1999.


RESEARCH AND DEVELOPMENT EXPENSE

For the first nine months of 2000, research and development expense totaled $8,866,844 compared to $6,159,484 for the first nine months of 1999, representing an increase of $2,707,360, or 44.0%. This increase is primarily associated with additional personnel to support new product development, increased expenditures on prototypes, and an increase in certain performance-based compensation reserves associated with the Company's management incentive compensation program. As a percentage of revenue, research and development expense decreased to 10.8% in the first nine months of 2000 from 15.9% for the same period of 1999.


INTEREST AND OTHER INCOME

For the first nine months of 2000, interest and other income was $1,677,171 compared to $842,064 for the first nine months of 1999, representing an increase of $835,107, or 99.2%. This increase is primarily attributable to an increase in funds available for investments during the first nine months of 2000.


PROVISION FOR INCOME TAXES

The provision for income taxes for the first nine months of 2000 was $11,067,000, which was an increase of $7,804,145, or 239.2%, from $3,262,855 for the first nine months of 1999. The effective income tax rate for the first nine months of 2000 was 36.0% of income before taxes, which was consistent with the rate in the prior year period.


NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the first nine months of 2000 was $19,674,034, an increase of $13,876,462, or 239.3% , from the $5,797,572 recorded in the first nine months of 1999. Basic and diluted earnings per common share of $1.57 and $1.48, respectively, for the first nine months of 2000 increased by $1.07 and $.99, or 214.0% and 202.0%, from the $.50 and $.49, respectively, earned in the first nine months of 1999. Basic and diluted weighted average common and common equivalent shares outstanding were 12,536,510 and 13,314,988, respectively, in the first nine months of 2000 compared to 11,553,492 and 11,786,080, respectively, in the first nine months of 1999. The increase in the weighted average equivalent shares resulted primarily from an increase in the average share price between periods. As a percentage of revenues, net income for the first nine months of 2000 increased to 24.0% compared to the 14.9% in the first nine months of 1999.



                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had working capital of $100,364,752, which represented an increase of $50,406,824, or 100.9%, from the $49,957,928 of working capital as of December 31, 1999. The increase in working capital can be attributed primarily to operating cash flow (income from operations before depreciation and amortization) and proceeds from the exercise of stock options including related tax benefits exceeding requirements for purchases of property and equipment. Significant components of the Company's change in working capital include an increase in inventories of $8,795,103 associated primarily with increases in raw materials and work-in-process to support the new product introductions of the Company's DigiTest and LIGHTHOUSE cable status monitoring system as well as an increase in MCU related inventory to support certain project related customer programs. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.



                                     BACKLOG

The Company's backlog consists of firm customer purchase orders. As of September 30, 2000, the Company had a backlog of $14,412,165 compared to $12,115,608 at December 31, 1999 and $7,765,957 at September 25, 1999. The backlog includes a $2,610,000 order for Tollgrade's Broadcast Program Channel destined for use at the Salt Lake City Winter Olympic Games. The Company plans to ship this order during the next six months. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

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

ITEM 5.   OTHER INFORMATION
            None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:
           The following exhibits are being filed with this report:

           Exhibit
           Number          Description
           ------          -----------

           10.30 Change in Control Agreement, entered into August 10, 2000 between the company and Stephen M. Garda, together with a schedule listing a substantially identical agreement entered into October 20, 2000 with William Anderson.


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

                                         TOLLGRADE COMMUNICATIONS, INC.
                                         (REGISTRANT)



Dated:   November 13, 2000               /S/ CHRISTIAN L. ALLISON
                                         ---------------------------------------
                                         CHRISTIAN L. ALLISON
                                         CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                         OFFICER





Dated:   November 13, 2000               /S/ SAMUEL C. KNOCH
                                         ---------------------------------------
                                         SAMUEL C. KNOCH
                                         CHIEF FINANCIAL OFFICER AND TREASURER





Dated:   November 13, 2000               /S/ BRADLEY N. DINGER
                                         ---------------------------------------
                                         BRADLEY N. DINGER
                                         CONTROLLER

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


           Exhibit
            Number          Description
            ------          -----------

            10.30 Change in Control Agreement, entered into August 10, 2000 between the company and Stephen M. Garda, together with a schedule listing a substantially identical agreement entered into October 20, 2000 with William Anderson.

            15              Letter re unaudited interim financial information

            27              Financial Data Schedule