Form 10-K405
period 2000-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2001-03-23
CIK 1002531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

The Registrant estimates that as of March 7, 2001, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates (excluding for purposes of this calculation only, 179,033 shares of Common Stock held of record or beneficially by the executive officers and directors of the Registrant as a group) of the Registrant was $324,406,770.

As of March 7, 2001, the Registrant had outstanding 13,352,912 shares of its Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                   Parts of Form 10-K into which
Document                                              Document is incorporated

Portions of the Annual Report to Shareholders
 for the year ended December 31, 2000                        II and IV

Portions of the Proxy Statement to be distributed
 in connection with the 2001 Annual
 Meeting of Shareholders                                        III

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 Business and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation, and statements incorporated by reference into this Form 10-K from the 2000 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Tollgrade Communications, Inc.'s (the "Company") present expectations or beliefs concerning future events. The Company cautions that such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These statements as to management's beliefs, strategies, plans, expectations or opinions in connection with Company performance, are based on a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These include: customers' ability to meet established purchase forecasts and their own growth projections; the ability of certain customers to maintain financial strength and access to capital; the ability for sales and marketing partners to meet their own performance objectives and provide vendor financing to certain local exchange carriers; customer's seasonal buying patterns and the risk of order cancellations; risk of shortage of key components and possibility of limited source of supply; manufacturing delays and availability of manufacturing capacity; intense competition in the market for the Company's products; rapid technological change along with the need to continually develop new products and gain customer acceptance and approval; the Company's dependence on a relatively narrow range of products; competition; the Company's dependence on key employees; difficulties in managing the Company's growth; the Company's dependence upon a small number of large customers and certain suppliers; the Company's dependence upon proprietary rights; risks of third party claims of infringement; possibility of product defects; and government regulation. The Company does not undertake any obligation to publicly update any forward-looking statements.

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

         In general, POTS line test systems, which are located at telephone companies' central offices, focus on helping local exchange carriers conduct the full range of fault diagnosis in the "local loop", which is the portion of the telephone network which connects end users to a telephone company's central office. In addition, these line test systems have the ability to remotely qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and Integrated Services Digital Network ("ISDN") service. These test systems reduce the time needed to identify and resolve problems and eliminate or reduce the cost of dispatching a technician to the problem site. Most POTS line test systems were designed for use over copper wireline only, so that the introduction of fiber-optic technology into the local loop renders it inaccessible to these test systems. The Company's metallic channel unit ("MCU"(R)) products solve this problem by extending test-system access through the fiber-optic portion into the copper portion of the local loop. In addition, the Company's DigiTest(R) system is designed to provide complete hardware testing for POTS and local loop prequalification and in-service testing for DSL service.

         The Company's LIGHTHOUSE(R) cable status monitoring system provides a broad testing solution for the Broadband Hybrid Fiber Coax distribution system found in the cable television industry. This status monitoring system gathers status information and reports on strategic components within the cable network.

         Products. The Company's MCU products plug into the digital loop carrier ("DLC") systems that are large systems manufactured by equipment vendors such as Lucent (formerly part of AT&T), that are used by telephone companies to link the copper and fiber-optic portions of the local loop. DLC systems are located at the telephone company central offices and at remote sites within a local user area, and effectively multiplex the services of the copper lines into a single fiber-optic line. In many instances, several DLC systems are located at a single remote site to serve several thousand different end-user homes and offices. Generally, for every DLC remote site, at least two MCU line-testing products are deployed. To ensure compatibility of the MCU with these DLC systems, the Company pays royalties pursuant to license agreements for the use of proprietary design integrated circuits ("PDICs"). The PDICs are the design and property of the DLC system manufacturer from which they are purchased. The Company maintains license agreements with and pays royalties to Lucent Technologies, Fujitsu Network Transmission Systems, Inc., NEC America, Inc. and Reliance Comm/Tec Corporation. In general, the current terms for expiration of these agreements range at various times between August 2001 and an indefinite duration, with renewal provisions (unless earlier terminated) for periods of between one and five years. In addition, certain of these agreements can be terminated prior to renewal. The Company incurred $1,904,000, $2,012,000 and $2,507,000 respectively in 1998, 1999 and 2000 as royalties under the license agreements, which royalties are calculated either based on a percentage of the list price of the MCU products or a fixed amount per unit that incorporates the technology licensed under each such agreement. Certain of the license agreements require the Company to maintain the confidentiality of the licensor's proprietary information and/or the terms and conditions of the agreement itself. In addition, the Company maintains license agreements that do not contain royalty provisions with Advanced Fibre Communications, Alcatel USA Sourcing, L.P. (formerly DSC Technologies Corporation), Northern Telecom Inc., UTSTARCOM, Inc., Next Level Communications and SAGEM SA (a French corporation). The expiration dates of these agreements range at various times between May 2001 and November 2004, with renewal provisions (unless earlier terminated) for periods of one or more years. Future license agreements entered into by the Company may contain terms comparable to, or materially different than, the terms of existing agreements as competitive and other conditions warrant. The loss of PDICs license agreements or the inability of the Company to maintain an adequate supply of PDICs could have a material adverse effect on the Company's business. Other MCU technology is also used with home and business alarm systems. As with home service line testing, home alarm systems must be monitored from the alarm company's headquarters along a hybrid copper and fiber-optic line. The Company's alarm-related MCU products are used to facilitate the transport of analog alarm signals from subscriber homes to alarm company monitoring stations across the hybrid telephone network. These units plug into equipment at both central office and remote locations. MCU products and related hardware accounted for more than 90%, 74% and 70% of the Company's sales in 1998, 1999 and 2000, respectively.

         The Company's next-generation DigiTest centralized network test platform provides a system solution for providing service assurance needs POTS and ISDN service. In addition, the DigiTest system provides a full range of features that enable local exchange carriers to prequalify and maintain their networks for DSL service. The DigiTest product line is designed to work in conjunction with the major Operation Support System ("OSS") equipment manufacturers. The DigiTest system serves as an integral component of those OSS systems that allow for request and retrieval of precise measurement results that form the basis for state-of-the-art fault diagnosis for both traditional narrowband and wideband applications. DigiTest's compact digital measurement unit ("DMU") which resides in the central office, acts as the test head in the test system, with the ability to determine subscriber line characteristics with network diagnostic functions including load coil detection, loop length measurement and longitudinal balance for Single-Ended Loop Qualification ("SELQ"). DigiTest's digital wideband unit ("DWU") next-generation testing platform enables single-ended loop qualification by identifying and locating bridged taps and measuring crosstalk and wideband noise, all important factors in the prequalification and in-service maintenance of local loops for DSL service. The DigiTest system also includes the Digital Measurement Node ("DMN"), which consists of a metal-chassis, backplane and an alarm/fuse card which is used to house the DMU and DWU. To ensure interoperability with these OSS systems, the Company pays royalties pursuant to license agreements for the use of certain network interface information to Lucent Technologies and Nortel Networks Corporation. In general, the current terms for expiration of these agreements range at various times between July 2002 and September 2003, with renewal provisions (unless earlier terminated) for a period of one year. The Company incurred $0, $116,000 and $404,000 respectively in 1998, 1999 and 2000 as royalties under the license agreements, which royalties are calculated based on a percentage of the sale price of the DMU and certain DWU units that incorporate the technology licensed under such agreements. The license agreements require the Company to maintain the confidentiality of the licensor's proprietary information and/or the terms and conditions of the agreement itself. The Company markets and sells its DigiTest products directly as well as through certain OEM arrangements with Lucent Technologies and Nortel Networks Corporation.

         The Company's cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. The Company has entered into a license agreement with C-COR.net Corp. (formerly C-COR Electronics, Inc.; a cable television systems developer) in which the Company provides its status monitoring transponder technology that is incorporated into C-COR's cable network management system. The Company, under certain other business arrangements, also markets and sells its cable products directly as well as through various OEM customers such as ANTEC and Motorola (formerly General Instrument).

         Product and Technology Development. The Company's product development personnel are organized into teams, each of which is effectively dedicated to a specific product line(s) or technology. Each product team also implements the Company's ongoing value engineering programs that are designed to replace the Company's products with successive generations having additional features and/or lower costs. The Company continuously monitors developing technologies in order to introduce products as defined standards and markets emerge. In addition, the Company continues to investigate the development of new applications for its MCU technology and other technologies to service the telecommunications industry. During 1998, 1999 and 2000, research and development expenses were approximately $6,880,000, $8,757,000 and $12,456,000, respectively.

             Proprietary Rights. The names "Tollgrade(R)", "MCU(R)", "LIGHTHOUSE(R)", "DigiTest (R)", "Telaccord(R)" and "MICRO-BANK(R)", and the Company's corporate logo are registered trademarks of the

Company. "Team Tollgrade(SM)" is a service mark of the Company. The Company has obtained three United States patents on the MCU products with expiration dates ranging from 2010 to 2014 and a United States patent on a cable product that expires in 2016. In addition, the Company has one U.S. provisional, six United States, three Canada and one international patent cooperation treaty ("PCT") patent applications pending. The Company will seek additional patents from time to time related to its research and development activities. The Company protects its trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.

         Customers. The Company's primary telecommunication customers are the four regional Bell operating companies ("RBOCs"), which are Verizon Communications, BellSouth Corporation, SBC Communications Inc., and Qwest Inc., as well as major independent telephone companies. Sales in 2000 to Verizon Communications, BellSouth Corporation, SBC Communications, Inc., and Qwest Communications Corp. accounted for approximately 11%, 14%, 29% and 10%, respectively of total revenues. In addition, sales to Sprint USA accounted for approximately 12% of the Company's sales in 2000. The Company's primary cable products are sold on a direct basis as well as to certain cable Original Equipment Manufacturer ("OEM") customers such as C-COR.net Corp., ANTEC Corporation and Motorola, Inc. (formerly General Instrument). Sales of the Company's cable products in 2000 were approximately 9% of total revenues. The Company's relationships with its customers are material to the Company's business, and the loss of any such relationship could have a material adverse effect on the Company's business.

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

         Backlog. The Company's backlog at December 31, 2000 was approximately $8.2 million, as compared to approximately $12.1 million at December 31, 1999. The Company's backlog consists of firm customer purchase orders for the Company's various products. The backlog at December 31, 2000 includes a one-time order from Qwest of approximately $1.3 million related to the Company's Broadcast Program Channel Unit, which will be used for the Salt Lake City Winter Olympic Games. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. While these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of the Company's products.

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

         For the Company's line-testing MCU devices, the primary competitive technologies are the remote monitoring units made by Teradyne, Inc. and the Harris Communications Product Division of Harris Communications, Inc. In addition, the Anritsu Wiltron Test and Measurement Group, a division of Anritsu Corporation, offers the Wiltron LoopMATE, a modular remote test head, which competes with the Company's POTS testing capabilities. The Company believes the MCU is simpler and less costly to install and permits the full complement of centralized testing to be performed as quickly and accurately as with copper by-pass wiring. The alarm-related MCU product's primary competitor is the Turbo 2000 unit made by ANTEC Corporation. The primary competitors for the Company's DigiTest product line include Harris Corporation, Hekimian Laboratories and Turnstone Systems, Inc. For the Company's cable products, the primary competitors for status monitoring are Acterna Corporation and AM Communications, Inc.

         Employees. At December 31, 2000, the Company had 411 full-time employees, all in the United States. None of the Company's employees are represented by a collective bargaining agreement.

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

ITEM 2.  PROPERTIES.

         The Company's headquarters and principal administrative, engineering, manufacturing, warehouse and maintenance facilities are located in Cheswick, Pennsylvania. The Company occupies 100% of the approximate 111,600 square foot facility. The Company occupies its current facilities under a lease that expires in December 2002 with an option to renew the term of the lease for one additional period of three years. The Company has recently completed a facility occupancy and planning study to determine the various alternatives available for facility expansion that may be necessary to accommodate potential future growth. The Company is currently evaluating these alternatives that include the solicitation and potential procurement of certain land parcels that surround the current leased facility for the possible expansion of parking and/or new building structures that the Company believes will provide adequate space to support future operations and sales growth, if necessary.

ITEM 3.  LEGAL PROCEEDINGS.

         There are currently no outstanding or pending material legal proceedings with respect to the Company or its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 2000, there were no matters submitted to a vote of security holders through solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF THE COMPANY

Information relating to the executive officers of the Company as of January 31, 2001 is set forth below:


Christian L. Allison       Chairman of the Board since April 1998; Chief
                           Executive Officer since September 1995; also
                           Treasurer from May 1992 until April 1997; also
                           Secretary from May 1992 until April 1996; also
                           President from October 1993 until January 2001;
                           Age 39.

Sara M. Antol              General Counsel since December 2000; Secretary since
                           April 1996; Chief Counsel from April 1996 until
                           December 2000; prior thereto, employed by the law firm of Babst, Calland, Clements and Zomnir, P.C.;
                           Age 39.

Richard A. Bair, Jr.       Executive Vice President, Engineering/Testing since
                           August 2000; Vice President Engineering, DigiTest from June 2000 until August 2000; Engineering Manager from April 1999 until August 2000; Senior Design
                           Engineer from March 1996 until April 1999; Design
                           Engineer from March 1995 until March 1996; Age 38.

Robert L. Cornelia         Executive Vice President, Operations since May 1996;
                           prior thereto, Vice President, Manufacturing; Age 38.

Bradley N. Dinger          Controller since September 1996; prior thereto,
                           Assistant Controller of AMSCO International, Inc.
                           (manufacturer of health care equipment); Age 38.

Rocco L. Flaminio          Vice Chairman and Chief Technology Officer; Executive
                           Vice President; Age 76.

Mark C. Frey               Senior Vice President, Access Products; Age 47.

Samuel C. Knoch            Chief Financial Officer since August 1996; Treasurer
                           since April 1997; Controller of AMSCO International,
                           Inc. (manufacturer of health care equipment) from October 1994 until August 1996; Age 44.

Joseph G. O'Brien          Senior Vice President, Human Resources since October
                           1997; Director of Employee Development from April
                           1997 until October 1997; Coordinator, Elderberry
                           Junction, Goodwill Industries (a charitable organization) from May 1995 until April 1997; Age 41.

Timothy D. O'Brien         Director of Corporate Communications since August
                           1997; Vice President of Ketchum Public Relations (a public relations firm) from November 1995 until August 1997; prior thereto, Account Supervisor at
                           Ketchum; Age 40.

Mark B. Peterson           President since January 2001; Executive Vice
                           President, Sales and Marketing from November 1999 until January 2001; Executive Vice

                           President, Sales from October 1997 until November 1999; prior thereto, Testing Application Group product manager (MLT and Switched Access Remote Test Systems (SARTS) product lines) of Lucent Technologies (a manufacturer of communication systems, software and products and formerly AT&T Bell Laboratories) from October 1995 until October 1997; Age 40.

Matthew J. Rosgone         Senior Vice President, Purchasing/Manufacturing since
                           July 1998; Vice President, Purchasing from July 1996 until July 1998; Director of Purchasing from July
                           1995 until July 1996; prior thereto, Buyer; Age 32.

Roger A. Smith             Executive Vice President, Technology since June 2000;
                           Senior Vice President, Test Systems from July 1998
                           until June 2000; Engineering Manager from June 1997 until July 1998; Senior Software Engineer from June
                           1996 until June 1997; prior thereto, Senior Software
                           Development Engineer of Caldon Inc. (a manufacturer of ultrasonic flow meters for nuclear power industry); Age 40.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         Information relating to the market for the Company's Common Stock and other matters related to the holders thereof is set forth under the caption "Common Stock Market Price" on page 27 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         A summary of selected financial data for the Company, including each of the last five fiscal years in the period ended December 31, 2000, is set forth under the caption "Selected Consolidated Financial Data" on page 6 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A discussion of the Company's financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 13 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, are set forth on pages 15 through 26 of the Company's 2000 Annual Report to Shareholders and are incorporated herein by reference. Such financial statements and supplementary data are listed in Part IV Item 14(a) (1), Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         In addition to the information reported in Part I of this Form 10-K, under the caption "Executive Officers of the Company," the information required by this item appears beneath the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information relating to executive compensation is set forth beneath the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to the security ownership of beneficial owners of 5% or more of the Common Stock and of the executive officers and directors of the Company is set forth under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions is set forth beneath the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements and supplementary data are incorporated in Item 8 of Part II of this Form 10-K by reference to pages 14 through 27 of the Company's 2000 Annual Report to Shareholders, which are incorporated herein by reference:

         Statement of Management's Responsibility for Financial Reporting, dated January 19, 2001

         Report of Independent Accountants, dated January 19, 2001

         Consolidated Balance Sheets at December 31, 1999 and 2000

         Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000

         Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 2000

         Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000

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

10.2* 1995 Long-Term Incentive Compensation Plan, amended and restated as of January 5, 2001, filed as Exhibit B to the Company's 2001 Proxy Statement and incorporated herein by reference thereto.

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

10.12* Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, filed as Exhibit
         10.2 to the Report on Form 10-Q of the Company filed on November 12, 1996.

10.13* Form of Non-employee Stock Option Agreement entered into December 13, 1996 and December 30, 1997 between the Company and Lawrence Arduini, filed as Exhibit 10.19 to the 1996 Form 10-K.

10.14* Amendment to Employment Agreement, dated as of December 13, 1996, between the Company and Christian L. Allison, filed as Exhibit 10.20 to the 1996 Form 10-K.

10.15* Amendment to Employment Agreement, dated as of December 13, 1997, between the Company and Christian L. Allison, filed as Exhibit 10.21 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

10.16 Amendment, dated February 21, 1997, to Technical Information Agreement relating to Metallic Channel Units Types A and B, dated February 1,1993, between American Telephone and Telegraph Company (AT&T) (licensor) and the Company (licensee) incorporated by reference to
         Exhibit 10.3 to the Report on Form 10-Q of the Company filed on November 10, 1997.

10.17* Form of Non-employee Director Stock Option Agreement with respect to the Company's 1995 Long-Term Incentive Compensation Plan, filed as
         Exhibit 10.25 to the 1997 Form 10-K.

10.18* Amendment to Employment Agreement, dated as of December 30, 1998, between the Company and Christian L. Allison, filed as Exhibit 10.28 to the 1998 Form 10-K.

10.19* Amendment to Employment Agreement, dated as of January 18, 2000, between the Company and Christian L. Allison, filed as Exhibit 10.25 to the 1999 Form 10-K.

10.20* Change in Control Agreement, entered into February 9, 2000 between the Company and Sara M. Antol, together with a schedule listing substantially identical agreements with Robert Cornelia, Ruth Dilts, Bradley Dinger, Rocco Flamino, Mark Frey, Samuel Knoch, James Price, and Matthew Rosgone, filed as Exhibit 10.26 to the 1999 Form 10-K.

10.21* Change in Control Agreement, entered into December 20, 1999 between the Company and Scott Robbins, filed as Exhibit 10.27 to the 1999 Form 10-K.


10.22* Change in Control Agreement, entered into August 10, 2000 between the Company and Stephen M. Garda, filed as Exhibit 10.30 to the Report on Form 10-Q of the Company filed on November 13, 2000.

10.23* Amendment to Employment Agreement, dated as of January 3, 2001, between the Company and Christian L. Allison, filed herewith.

10.24* Change in Control Agreement, entered into January 19, 2001 between the Company and Joseph G. O'Brien, together with a schedule listing substantially identical agreements with Lawrence J. Fey, William J. Gumbert, Gary L. Gump, Michael D. McSparrin, Timothy D. O'Brien, Mark
         B. Peterson, Roger A. Smith and Jeffrey J. Tatusko, filed herewith.

10.25* 1998 Employee Incentive Compensation Plan, amended and restated as of December 14, 2000, filed herewith.

13.1     Company's 2000 Annual Report to Shareholders, filed herewith.

21.1 List of subsidiaries of the Company, filed as Exhibit 21.1 to the S-1 and incorporated herein by reference thereto.

23.1     Consent of PricewaterhouseCoopers LLP, filed herewith.

27       Financial Data Schedule.

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

(b)  Reports on Form 8-K filed during the quarter ended December 31, 2000.

             None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 23, 2001.

                                        TOLLGRADE COMMUNICATIONS, INC.


                                        By /s/Christian L. Allison
                                           -------------------------------------
                                           Christian L. Allison
                                           Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 23, 2001.


           SIGNATURE                                  TITLE

 /s/Christian L. Allison                      Director, Chairman and
---------------------------------------       Chief Executive Officer,
    Christian L. Allison                      (Principal Executive Officer)


/s/James J. Barnes                            Director
---------------------------------------
    James J. Barnes

/s/Daniel P. Barry                            Director
---------------------------------------
    Daniel P. Barry

/s/David S. Egan                              Director
---------------------------------------
    David S. Egan

  /s/Rocco L. Flaminio                        Director, Vice Chairman
---------------------------------------       and Chief Technology Officer
    Rocco L. Flaminio


  /s/ Richard H. Heibel, M.D.                 Director
---------------------------------------
    Richard H. Heibel, M.D.


 /s/Robert W. Kampmeinert                     Director
---------------------------------------
    Robert W. Kampmeinert


/s/Samuel C. Knoch                            Chief Financial Officer
---------------------------------------       and Treasurer
    Samuel C. Knoch                           (Principal Financial Officer)


/s/Bradley N. Dinger                          Controller
---------------------------------------       (Principal Accounting Officer)
    Bradley N. Dinger

                     Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors
Tollgrade Communications, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 19, 2001 appearing in the 2000 Annual Report to Shareholders of Tollgrade Communications, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP


Pittsburgh, Pennsylvania
January 19, 2001

                                                                    SCHEDULE II


                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1998, 1999 and 2000
                                 (In thousands)


Col. A                                   Col. B                              Col. C              Col. D            Col. E
------                                  ---------                            ------              ------            ------
                                                                   Additions
                                        Balance at       ------------------------------
                                        Beginning        Charged to        Charged to                            Balance at
                                        of Year            Expense       Other Accounts        Deductions        End of Year
                                        ---------        ----------      -------------         ---------         -----------
Inventory reserve:
   Year ended December 31, 1998           $ 179            $   88            $ --                $  --           $   267
   Year ended December 31, 1999             267               393              --                   --               660
   Year ended December 31, 2000             660               743              --                 (318)            1,085

Allowance for doubtful accounts:
   Year ended December 31, 1998           $  50            $   50            $ --                $  --           $   100
   Year ended December 31, 1999             100               100              --                  (19)              181
   Year ended December 31, 2000             181                22              --                   (3)              200

Warranty reserve:
   Year ended December 31, 1998           $ 300            $  135            $ --                $  --           $  435
   Year ended December 31, 1999             435               165              --                   --              600
   Year ended December 31, 2000             600               588              --                 (143)           1,045


                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)
Exhibit
Number                               Description
-------                              -----------

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

10.2     1995 Long-Term Incentive Compensation Plan, amended and restated
         as of January 5, 2001, filed as Exhibit B to the Company's 2001
         Proxy Statement and incorporated herein by reference thereto.         *

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

10.12    Form of Stock Option Agreement for Non-Statutory Stock Options
         granted under the 1995 Long Term Incentive Compensation Plan, filed as Exhibit 10.2 to the Report On Form 10-Q of the Company
         filed on November 12, 1996.                                           *

10.13    Form of Non-employee Stock Option Agreement entered into December
         13, 1996 and December 30, 1997 between the Company and Lawrence
         Arduini, filed as Exhibit 10.19 to the 1996 Form 10-K.                *

10.14 Amendment to Employment Agreement, dated as of December 13, 1996, between the Company and Christian L. Allison, filed as Exhibit
         10.20 of the 1996 Form 10-K.                                          *

10.15 Amendment to Employment Agreement, dated as of December 13, 1997, between the Company and Christian L. Allison, filed as Exhibit
         10.21 to the Annual Report of the Company on Form 10-K for the
         year ended December 31, 1997 (the "1997 Form 10-K").                  *

10.16    Amendment, dated February 21, 1997, to Technical Information
         Agreement relating to Metallic Channel Units Types A and B, dated February 1, 1993, between American Telephone and Telegraph
         Company (AT&T) (licensor) and the Company (licensee) incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the
         Company filed on November 10, 1997.                                   *

10.17    Form of Non-employee Director Stock Option Agreement with respect to the Company's 1995 Long-Term Incentive Compensation Plan,
         filed as Exhibit 10.25 to the 1997 Form 10-K.                         *

10.18 Amendment to Employment Agreement, dated as of December 30, 1998, between the Company and Christian L. Allison, filed as Exhibit
         10.28 to the 1998 Form 10-K.                                          *

10.19 Amendment to Employment Agreement, dated as of January 18, 2000, between the Company and Christian L. Allison, filed as Exhibit
         10.25 to the 1999 Form 10-K.                                          *

10.20    Change in Control Agreement, entered into February 9, 2000 between the Company and Sara M. Antol, together with a schedule listing substantially identical agreements with Robert Cornelia,
         Ruth Dilts, Bradley Dinger, Rocco Flamino, Mark Frey, Samuel
         Knoch, James Price and Matthew Rosgone, filed as Exhibit 10.26 to
         the 1999 Form 10-K.                                                   *

10.21    Change in Control Agreement, entered into December 20, 1999 between the Company and Scott Robbins, filed as Exhibit 10.27 to
         the 1999 Form 10-K.                                                   *

10.22    Change in Control Agreement, entered into August 10, 2000 between the Company and Stephen M. Garda, filed as Exhibit 10.30 to the
         Report on Form 10-Q of the Company filed on November 13, 2000.        *

10.23 Amendment to Employment Agreement, dated as of January 3, 2001, between the Company and Christian L. Allison, filed herewith.

10.24    Change in Control Agreement, entered into January 19, 2001 between the Company and Joseph G. O'Brien, together with a schedule listing substantially identical agreements with Lawrence
         J. Fey, William J. Gumbert, Gary L. Gump, Michael D. McSparrin,
         Timothy D. O'Brien, Mark B. Peterson, Roger A. Smith and Jeffrey
         J. Tatusko, filed herewith.                                           *

10.25 1998 Employee Incentive Compensation Plan, amended and restated as of December 14, 2000, filed herewith.

13.1     Company's 2000 Annual Report to Shareholders, filed herewith.

21.1     List of subsidiaries of the Company, filed as Exhibit 21.1 to the
         S-1 and incorporated herein by reference thereto.                     *

23.1     Consent of PricewaterhouseCoopers LLP, filed herewith.

27       Financial Data Schedule

----------------
 * Incorporated by reference.