Form 10-Q
period 2001-03-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2001-05-15
CIK 1002531

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                -----------------

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

[   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

           For the transition period from ___________ to ____________

                         Commission file number 0-27312

                         TOLLGRADE COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              PENNSYLVANIA                                 25-1537134
    ---------------------------------                ----------------------
       (State or Other Jurisdiction                    (I.R.S. Employer
    of Incorporation or Organization)                Identification Number)

                                  493 NIXON RD.
                               CHESWICK, PA 15024
          ------------------------------------------------------------
          (Address of Principal Executive Offices, including zip code)

                                  412-820-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

     As of April 30, 2001, there were 13,379,310 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

--------------------------------------------------------------------------------


  This report consists of a total of 19 pages. The exhibit index is on page 18.

================================================================================

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                TABLE OF CONTENTS


                                                                                               PAGE NO.
                                                                                               --------
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000 ..........3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH PERIODS
         ENDED MARCH 31, 2001 AND APRIL 1, 2000.....................................................4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS
         ENDED MARCH 31, 2001 AND APRIL 1, 2000.....................................................5

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

SIGNATURE..........................................................................................19
EXHIBIT INDEX......................................................................................20

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (UNAUDITED)          DECEMBER 31,
                                                                            MARCH 31, 2001                  2000
-----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                           $  44,286,657         $  30,423,783
         Short-term investments                                                 26,134,294            28,405,655
         Accounts receivable:
                  Trade                                                         20,007,899            18,775,643
                  Other                                                            769,541               813,809
         Inventories                                                            30,236,246            30,499,482
         Prepaid expenses and deposits                                             548,819               787,098
         Refundable taxes due                                                      800,502             8,950,672
                Deferred tax assets                                              1,075,702               983,246
-----------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                         123,859,660           119,639,388

Long-term investments                                                            3,925,000             2,750,000
Property and equipment, net                                                      6,994,334             6,503,923
Deferred tax assets                                                              2,512,501             2,380,828
Patents                                                                                 --                   417
================================================================================================================
                  TOTAL ASSETS                                               $ 137,291,495         $ 131,274,556
================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                    $     372,938         $   1,874,328
         Accrued expenses                                                        2,160,202             1,937,589
         Accrued salaries and wages                                                656,761             2,813,433
         Royalties payable                                                         882,464             1,142,478
         Income taxes payable                                                    4,261,440               636,938
         Deferred income                                                           100,000               100,000
-----------------------------------------------------------------------------------------------------------------
                      TOTAL CURRENT LIABILITIES                                  8,433,805             8,504,766

Deferred tax liabilities                                                             9,950                 9,950
-----------------------------------------------------------------------------------------------------------------
                 TOTAL  LIABILITIES                                              8,443,755             8,514,716

Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
            50,000,000; issued shares, 13,363,580 and 13,329,264,
             respectively                                                        2,672,716             2,665,853
         Additional paid-in capital                                             66,669,596            66,343,728
                Treasury stock, at cost, 386,800 shares, respectively           (3,164,975)           (3,164,975)
         Retained earnings                                                      62,670,403            56,915,234
-----------------------------------------------------------------------------------------------------------------
                 TOTAL  SHAREHOLDERS' EQUITY                                   128,847,740           122,759,840
================================================================================================================
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 137,291,495         $ 131,274,556
================================================================================================================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   FOR THE THREE MONTHS ENDED
                                                              MARCH 31, 2001      APRIL 1, 2000
                                                              --------------      -------------
REVENUES                                                        $27,990,002        $22,417,535

COST OF PRODUCT SALES                                            12,274,283          8,371,660

GROSS PROFIT                                                     15,715,719         14,045,875

OPERATING EXPENSES:
      Selling and marketing                                       2,449,824          2,383,683
      General and administrative                                  1,530,152          1,377,723
      Research and development                                    3,359,541          2,590,668
          Total operating expenses                                7,339,517          6,352,074

INCOME FROM OPERATIONS                                            8,376,202          7,693,801
      Interest and other income, net                                906,977            469,813
INCOME BEFORE INCOME TAXES                                        9,283,179          8,163,614
      Provision for income taxes                                  3,528,010          2,939,000
NET INCOME                                                      $ 5,755,169        $ 5,224,614
EARNINGS PER SHARE INFORMATION:
Weighted average shares of common stock and equivalents:
     Basic                                                       12,957,833         12,218,591
     Diluted                                                     13,377,185         13,546,166
Net income per common and common equivalent shares:

     Basic                                                      $       .44        $       .43
     Diluted                                                    $       .43        $       .39


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                        March 31, 2001       April 1, 2000
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $  5,755,169         $  5,224,614
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                        581,485              375,036
         Deferred income taxes                                                               (224,129)                  --
         Provision for losses on inventory                                                     23,218                   --
         Provision for allowance for doubtful accounts                                        175,000                   --
Changes in assets and liabilities:
         Increase in accounts receivable-trade                                             (1,407,256)            (668,189)
         Decrease (increase) in accounts receivable-other                                      44,268             (158,468)
         Decrease (increase) in inventories                                                   240,018           (2,823,494)
         Decrease (increase) in prepaid expenses and other assets                             238,279              (63,747)
         (Decrease) increase in accounts payable                                           (1,501,390)           1,296,659
         Increase in accrued expenses and deferred income                                     222,613            1,379,729
         Decrease in accrued salaries and wages                                            (2,156,672)          (1,166,093)
         (Decrease) increase in royalties payable                                            (260,014)             150,837
         Increase (decrease) in income taxes payable                                        3,624,502              (33,681)
--------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                                 5,355,091            3,513,203
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemption/maturity of investments                                                 7,002,881            2,327,854
         Purchase of investments                                                           (5,906,520)          (9,191,819)
         Capital expenditures                                                              (1,071,479)          (1,181,266)
--------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) investing activities                          24,882           (8,045,231)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options, including related tax
         benefits                                                                             332,731            7,042,202
--------------------------------------------------------------------------------------------------------------------------
         Refund of prior year income taxes paid due to the exercise of stock
         options                                                                            8,150,170                   --
--------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                                 8,482,901            7,042,202
--------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                  13,862,874            2,510,174
Cash and cash equivalents at beginning of period                                           30,423,783           15,555,810
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $ 44,286,657         $ 18,065,984
==========================================================================================================================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for the interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month period ended March 31, 2001 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2.       INVENTORIES

At March 31, 2001 and December 31, 2000, inventories consisted of the following:

                                                                (Unaudited)
                                                                  March 31,         December 31,
                                                                    2001                2000
                                                                -----------         -----------
     Raw materials .....................................        $16,426,879         $14,885,196

     Work in progress ..................................         10,499,055          12,981,052
     Finished goods ....................................          4,217,312           3,718,234
                                                                -----------         -----------
                                                                $31,143,246         $31,584,482
     Reserves for slow moving and
        obsolete inventory .............................           (907,000)         (1,085,000)
                                                                -----------         -----------
                                                                $30,236,246         $30,499,482
                                                                ===========         ===========

3.       SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term investments at March 31, 2001 and December 31, 2000 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have a maturity of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. Long-term investments are comprised of individual municipal bonds with a maturity of more than one year but less than eighteen months and are stated at cost, which approximated market value. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.


The estimated fair values of the Company's financial instruments are as follows:

                                                            (Unaudited)
                                                             March 31,                           December 31,
                                                               2001                                  2000
                                                  -----------------------------         ------------------------------
                                                   Carrying             Fair             Carrying             Fair
                                                    Amount              Value             Amount              Value
                                                  -----------        -----------        -----------        -----------
Financial assets:
Cash and cash equivalents ................        $44,286,657        $44,286,657        $30,423,783        $30,423,783
Short-term and long-term investments .....         30,059,294         29,998,539         31,155,655         31,104,323
                                                  -----------        -----------        -----------        -----------
                                                  $74,345,951        $74,285,196        $61,579,438        $61,528,106
                                                  ===========        ===========        ===========        ===========

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

The calculation of net income per common and common equivalent shares follows (unaudited):

             -------------------------------------------------------------------------------------------------------
                                                                                     Three Months      Three Months
                                                                                         Ended             Ended
                                                                                     March 31, 2001    April 1, 2000
             -------------------------------------------------------------------------------------------------------
             Net income                                                                $ 5,755,169       $ 5,224,614
             -------------------------------------------------------------------------------------------------------
             Common and common equivalent shares:
             Weighted average number of
             common shares outstanding
             during the period .................................................        12,957,833        12,218,591

             Common shares issuable upon exercise of outstanding stock options:
                Diluted ........................................................           419,352         1,327,575

             Common and common equivalent shares outstanding during the period:
             -------------------------------------------------------------------------------------------------------
                Diluted ........................................................        13,377,185        13,546,166
             =======================================================================================================

             Earnings per share data Net income per common and common Equivalent shares:
                Basic ..........................................................             $ .44             $ .43
                Diluted ........................................................             $ .43             $ .39

5.       DEFERRED AND REFUNDABLE TAX ASSETS

The Company's current refundable tax assets as of December 31, 2000 included a tax benefit of $8,950,672 resulting from the exercising of certain nonstatutory stock options by various directors, officers and other employees under the Company's stock option programs during 2000. The Company was entitled to a tax deduction in the tax year ended December 31, 2000 equal to the difference between the fair market value of the shares received by the option holders upon exercise and the exercise price of the nonstatutory stock options. During the first quarter of 2001, the company received $8,150,170 in federal income tax refunds associated with prior year taxes paid. The remaining current refundable taxes are primarily related to state income taxes and it is anticipated that these amounts will be utilized or refunded to the Company during 2001.

6.       STOCK REPURCHASE PROGRAM

On April 19, 2001, the Company announced its Board of Directors authorized the continuation of a share repurchase program that was originally initiated on April 22, 1997. Under the current extension, the Company may repurchase a total of one million shares of its common stock before December 31, 2001.
The number of shares that the Company intends to purchase and the time of such purchases will be determined by the Company at its discretion. The Company plans to use existing cash and short-term investments to finance any such purchases

Prior to the aforementioned stock repurchase program extension, the Company had repurchased 382,400 shares of common stock. These repurchased shares are intended to provide stock under certain employee benefit programs..

7.       SUBSEQUENT EVENT

On April 19, 2001, the Company announced a realignment initiative to streamline operations and reduce operating costs. The realignment reduced the Company's workforce by approximately 80 positions, primarily in general and administrative and research and development and support areas. The realignment will generate approximately $4,300,000 in annual pre-tax savings. The Company recorded a charge for severance, outplacement and other related costs of approximately $400,000, or $.02 per share in the second quarter of 2001.

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Tollgrade Communications, Inc. and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and its subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and April 1, 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
April 11, 2001

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the following Management's Discussion and Analysis of Results of Operations and Financial Condition which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Tollgrade Communications, Inc.'s (the "Company") present expectations or beliefs concerning future events. The Company cautions that such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These statements as to management's beliefs, strategies, plans, expectations or opinions in connection with Company performance, are based on a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These include:

o Customers' ability to meet established purchase forecasts and their own growth projections;

o The ability of certain customers to maintain financial strength and access to capital;

o The ability for sales and marketing partners to meet their own performance objectives and provide vendor financing to certain local exchange carriers;

o    Customers' seasonal buying patterns and the risk of order cancellations;

o Risk of shortage of key components and possibility of limited source of supply;

o Manufacturing delays and availability of manufacturing capacity; o Intense competition in the market for the Company's products;

o Rapid technological change along with the need to continually develop new products and gain customer acceptance and approval;

o    The company's dependence on a relatively narrow range of products;

o    Competition;

o    The company's dependence on key employees;

o    Difficulties in managing the Company's growth;

o The Company's dependence upon a small number of large customers and certain suppliers;

o    The Company's dependence upon proprietary rights;

o    Risks of third party claims of infringement;

o    Possibility of product defects;

o The potential of having excess inventory and risk of parts' obsolescence should demand for the Company's products decrease unexpectedly; and

o    Government regulation.

OVERVIEW

The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports test system, test access and status monitoring products for the telecommunications and cable television industries. The Company's telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" (" POTS") lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 65% of the Company's revenue for the first quarter ended March 31, 2001. In addition, the current quarter included sales of $1,300,000, or 4.6% of revenues associated with a shipment of a one-time order for the Company's Broadcast Program Channel Unit, for use at the Salt Lake City Winter Olympic Games. The Company's MCU product line will continue to account for a majority of the Company's revenues for the foreseeable future.

The Company's DigiTest(R) centralized network test system platform focuses on helping local exchange carriers conduct the full range of fault diagnosis, along with the ability to qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and Integrated Services Digital Network ("ISDN") service. The Company's DigiTest system is designed to provide complete hardware testing for POTS and local loop prequalification for DSL services. The system currently consists of three integrated pieces of hardware - the Digital Measurement Node ("DMN"), the Digital Measurement Unit ("DMU"), the Digital Wideband Unit ("DWU"). When used in an integrated fashion, the DigiTest system will permit local exchange carriers to perform a complete array of central office testing including POTS, DSL line prequalification, bridged tap detection, data rate prediction, and in-service wideband testing. Sales of the DigiTest product line accounted for approximately 18% of the Company's revenue for the first quarter of 2001. In addition, the first quarter of 2001 included initial sales of the Company's new DigiTest Access Unit ("DAU"). The DAU provides automated test access of locally non-switched, two wire circuits and it helps facilitate the line sharing or the spectral unbundling process for both incumbent (ILEC) and competitive local exchange carriers (CLECs). Sales of the test access products accounted for approximately 5% of total revenue for the current quarter.

The Company's LIGHTHOUSE(R) cable products consist of a complete cable status monitoring system that provides a broad testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system includes a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. Sales of the LIGHTHOUSE product line accounted for approximately 5% of the Company's revenue for the first quarter of 2001.

Through the first quarter of 2001, the Company continued to provide its Professional Services offering to customers. The cornerstone of the Company's Professional Services offering is the Testability Improvement Initiatives. These services may offer the customer the opportunity to make improvements in testability levels, while training their own staffs in targeted geographic regions over a defined period of time. By making improvements in the customer's digital loop carrier

("DLC") testability levels, the customer's internal repair technicians can make use of automated systems to diagnose and repair subscriber loop problems thereby automatically eliminating the need for the involvement of several highly trained people to test and diagnose line problems. The Professional Services business levels are not yet considered material to the Company's total revenue.

The Company's telecommunication product sales and services are primarily to the four Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies and to certain digital loop carrier ("DLC") equipment manufacturers. For the first quarter ended March 31, 2001, approximately 66% of the Company's total revenue was generated from sales to these four RBOCs. During the first quarter of 2001, sales to three RBOCs individually exceeded 10% of consolidated revenues and on a combined basis, comprised approximately 57% of the Company's net product sales. In addition, sales to an Original Equipment Manufacturer accounted for approximately 14% of the Company's net product sales. Due to the Company's present dependency on these key customers , the loss of one or more of them as a customer, or the reduction of orders for the Company's products by them could materially and adversely affect the Company.

 The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from and shipments to the RBOCs and other key customers. This timing is particularly sensitive to various business factors within each of the RBOCs, including the RBOCs relationships with their various organized labor groups. In addition, the markets for the Company's new products, specifically DigiTest and LIGHTHOUSE, are highly competitive. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.

The Company believes that recent changes within the telecommunication marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have resulted in some discounting and more favorable terms granted to certain customers of the Company. In addition, the Company experienced certain customer demands to consolidate product purchases which have translated into large bulk orders. Although the Company will continue to strive to meet the demands of its customers, which include delivery of quality products at an acceptable price and on acceptable terms, there are no assurances that the Company will be successful in negotiating acceptable terms and conditions pertaining to these large orders. Additionally, continuing consolidation efforts among the RBOCs, and their ability to consolidate their inventory and product procurement systems could cause fluctuations or delays in the Company's order patterns. Also, recent efforts in the cable status monitoring industry to standardize transponders among status monitoring systems could cause pricing pressure as well as affect deployment within certain customers of the Company's cable products. These standards, if adopted by the standards setting body, are expected to become final in the year 2001 and may affect the Company's revenues from such products in subsequent periods. The Company cannot predict such future events or business conditions and the Company's results may be adversely affected by these industry trends in the primary markets its serves.

Although international sales to date have not been significant, the Company believes that certain international markets may offer opportunities. However, the international telephony markets differ from those found domestically due to the different types and configurations of equipment used by those international communication companies to provide services. In addition, certain competitive elements also are found internationally which do not exist in the Company's domestic markets. These factors, when combined, have made entrance into these international markets very difficult. From time to time, the Company has utilized the professional services of various marketing consultants to assist in defining the Company's international market opportunities. With the assistance of these consultants and through direct marketing efforts by the Company, it has been determined that its present MCU technology offers limited opportunities in certain international markets for competitive and other technological reasons. However, the Company continues to evaluate opportunities for its other products in international markets. There can be no assurance that any continued efforts by the Company will be successful or that the Company will achieve significant international sales.

The Company believes that the rapid downturn in the U.S. economy during the first quarter has had a dramatic effect on capital spending across all industries, including the telecommunications and cable television industries. Several of the Company's key RBOC customers have announced capital spending reductions in 2001. In addition, sales of DigiTest to a certain OEM partner in the first quarter of 2001 included bulk quantities of product that will most likely meet the ultimate end users product requirements for the next several quarters. The Company's key Lighthouse customers, which include AT&T BIS and RCN, have announced capital spending deferrals until their current excess inventories are consumed. The Company believes that, as a result of the current economic environment as well as the items just mentioned, it is difficult to assume near-term growth from core markets and predicting with any level of certainty beyond the second quarter of 2001 is not possible. On April 19, 2001, the Company announced plans to implement certain cost reduction initiatives that included the elimination of approximately 80 positions within the general and administrative, research and development and support areas. This realignment will generate approximately $4,300,000 in annual pre-tax savings, or $.20 per share. The Company recorded a pre-tax charge for severance, outplacement and other related costs of approximately $400,000, or $.02 in the second quarter of 2001.

The Company believes that continued growth will depend, in part, on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percentage of revenues were approximately 12% for the first quarter of 2001.

The Company believes that the near-term economic climate could be one of challenge and uncertainty. In addition, the Company believes that future growth may be affected as a result of an overall near-term economic slowdown whereby customers may become more conservative in their ordering patterns and quantities, or that certain emerging carriers become financially unstable. Due to this uncertainty, the Company will evaluate its investments in marketing and research and development expenses and monitor, control or decrease expense levels as appropriate.

                      RESULTS OF OPERATIONS - FIRST QUARTER

REVENUES

Revenues for the first quarter of 2001 of $27,990,002 were $5,572,467, or 24.9%, higher than the revenues of $22,417,535 reported for the first quarter of 2000. The increase in revenues for the first quarter of 2001 was primarily attributable to an increase in unit volume sales of core MCU line testing products to Verizon, SBC Communications, Inc. (including Ameritech, Pacific Bell and SNET) and BellSouth. The increase in MCU sales to Verizon and BellSouth were related primarily to special incentive programs within their regional networks to improve testability rates system-wide, while the increase in sales of MCU's to SBC represented the continued roll out of its Project Pronto, a broadband initiative, and its continued effort to improve testability in their multi-state region. The current quarter also included increased shipments of the Company's next generation DigiTest system products primarily to Nortel Networks as well as initial shipments of the Company's DAU product to Sprint USA. In addition, the current quarter also included a $1,300,000 shipment of the Company's Broadcast Program Channel Unit to Qwest related to a one-time order for use at the Salt Lake City Winter Olympic Games. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.


GROSS PROFIT

Gross profit for the first quarter of 2001 was $15,715,719 compared to $14,045,875 for the first quarter of 2000, representing an increase of $1,669,844, or 11.9%. Gross profit as a percentage of revenues decreased to 56.1% in the first quarter of 2001, compared to 62.7% in the same quarter last year. The overall decrease in gross profit as a percentage of sales resulted primarily from the costs associated with the introduction of the new DAU product, lower margins associated with the sale of the Broadcast Program Channel Units, as well as an increase in allocated unit costs arising from lower production volume. The Company's gross margin continues to be highly sensitive to the mix of products shipped. Revenues from the Company's DigiTest test platform, which is being marketed aggressively on both a direct and OEM sale basis, in what is becoming an extremely competitive environment, may become a larger portion of the Company's total revenues in 2001. To the extent that such increased DigiTest revenues are attributable either to OEM sales or to product deployment into applications downstream from the central office, the Company believes that actual overall margins may decline slightly from their current levels.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the first quarter of 2001 was $2,449,824 compared to $2,383,683 for the first quarter of 2000. This increase of $66,141, or 2.8%, is primarily due to an increase in the number of sales and marketing personnel that were added during 2000 to support new product introductions and enhance customer support, offset in part by a decrease in overall general advertising, promotion and related marketing activities resulting from certain cost containment initiatives initiated at the beginning of the year to control discretionary costs. As a percentage of revenues, selling and marketing expenses decreased slightly to 8.8% in the first quarter of 2001 from 10.6% in the first quarter of 2000.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the first quarter of 2001 was $1,530,152, an increase of $152,429, or 11.1%, from the $1,377,723 recorded in the first quarter of 2000. The increase in general and administrative expense primarily reflects an increase in the contingency provision for potential bad debts as well as an increase in proxy solicitation and distribution-related costs. As a percentage of revenues, general and administrative expenses decreased to 5.5% in the first quarter of 2001 from 6.1% in the first quarter of 2000.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the first quarter of 2001 was $3,359,541, an increase of $768,873, or 29.7%, over the $2,590,668 recorded in the first quarter of 2000. The increase is primarily associated with additional personnel added during 2000. The new personnel were hired for positions in design engineering, hardware and software development, engineering support, and test engineering. As a percentage of revenues, research and development expense increased to 12.0% in the first quarter of 2001 from 11.6% in the first quarter of 2000.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income. For the first quarter of 2001, interest and other income was $906,977 compared to $469,813 for the first quarter of 2000, representing an increase of $437,164, or 93.1%. This increase is primarily a result of additional funds available for investment purposes during the current period.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 2001 was $3,528,010, an increase of $589,010, or 20.0%, from the $2,939,000 for the first quarter of 2000. The effective income tax rate for the first quarter of 2000 was approximately 38.0% of pretax income compared to the 36.0% effective income tax rate for the first quarter of 2000. The increase in the effective income tax rate was primarily due to higher relative levels of state income taxes associated with expanding business activities.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the first quarter of 2001 was $5,755,169, an increase of $530,555, or 10.2%, from the $5,224,614 recorded in the first quarter of 2000. Basic and diluted earnings per common share of $.44 and $.43, respectively, for the first quarter of 2001 increased by $.01 and $.04, or 2.3% and 10.3%, from the $.43 and $.39, respectively, earned in the first quarter of 2000. Basic and diluted weighted average common and common equivalent shares outstanding were 12,957,833 and 13,377,185, respectively, in the first quarter of 2001 compared to 12,218,591 and 13,546,166, respectively, in the first quarter of 2000. As a percentage of revenues, net income for the first quarter of 2001 decreased to 20.6% compared to the 23.3% for the first quarter of 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had working capital of $115,425,855, which represented an increase of $4,291,233, or 3.9%, from the $111,134,622 of working capital as of December 31, 2000. The increase in working capital can be attributed primarily to net income before depreciation and amortization and proceeds from the exercise of stock options exceeding the Company's requirements for purchases of property and equipment of $1,071,479 and the purchases of long-term investments of $1,175,000.

On April 19, 2001, the Company announced its Board of Directors authorized the continuation of a share repurchase program it first started on April 22, 1997. Under the current extension, the Company may repurchase a total of one million shares of its common stock before December 31, 2001. The number of shares that the Company intends to purchase and the time of such purchases will be determined by the Company at its discretion. The Company plans to use existing cash and short-term investments to finance any such purchases.

Prior to the aforementioned stock repurchase program extension, the company had repurchased 382,400 shares of common stock. These repurchased shares are intended to provide stock under certain employee benefit programs.

The Company's days sales outstanding (DSO's) in accounts receivable trade was 62 and 61 days as of March 31, 2001 and December 31, 2000, respectively. The Company's inventory turnover ratio remained unchanged at 1.8 turns as of March 31, 2001 and December 31, 2001. Approximately $2,000,000 in inventory was returned to vendors for credit during the first quarter of 2001 associated with a program addressed to decrease on hand inventory levels commensurate with current sales levels. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's current investment policy limits its investments in financial instruments to cash and cash equivalents, individual municipal bonds, and corporate and government bonds. The use of financial derivatives and preferred and common stocks is strictly prohibited. The Company believes it minimizes its risk through proper diversification along with the requirements that the securities must be of investment grade with an average rating of "A" or better by Standard & Poor's. The Company holds its investment securities to maturity and believes that earnings and cash flows are not materially affected by changes in interest rates, due to the nature and short-term investment horizon for which these securities are invested.

                                     BACKLOG

The Company's backlog consists of firm customer purchase orders. As of March 31, 2001, the Company had a backlog of $5,605,349 compared to $8,224,460 at December 31, 2000 and $15,191,025 at April 1, 2000. Approximately 60% of the current backlog is currently scheduled for shipment in the second quarter of 2001. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. While these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of the Company's products.

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

                               TOLLGRADE COMMUNICATIONS, INC.
                               (REGISTRANT)



Dated: May 15, 2001            /S/ CHRISTIAN L. ALLISON
                               -----------------------------------------------
                               Christian L. Allison
                               Chairman, President and Chief Executive Officer





Dated: May 15, 2001            /S/ SAMUEL C. KNOCH
                               -----------------------------------------------
                               Samuel C. Knoch
                               Chief Financial Officer and Treasurer





Dated: May 15, 2001            /S/ BRADLEY N. DINGER
                               -----------------------------------------------
                               Bradley N. Dinger
                               Controller

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


           Exhibit
            Number         Description
           -------         -----------

             15            Letter re unaudited interim financial information