Form 10-Q/A
period 2000-09-30
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2001-08-17
CIK 1002531

                     --------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
                         -------------------------------
                                   FORM 10-Q/A

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


  This report consists of a total of 32 pages. The exhibit index is on page 20.

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS

                                                                                                      PAGE NO.
PART I.  FINANCIAL INFORMATION

ITEM 1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF  SEPTEMBER 30, 2000 AND DECEMBER 31,
              1999 ......................................................................................3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH AND
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 25, 1999.........................4

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

SIGNATURE...............................................................................................19

EXHIBIT INDEX...........................................................................................20

PORTIONS AMENDED

The Registrant hereby amends Part I, Item 1 contained in the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000 to reclassify certain tax benefits on the exercise of non-qualified stock options from "Cash Flows provided by Financing Activities" to "Cash Flows provided by Operating Activities" section of the Condensed Consolidated Statements of Cash Flows. On the Condensed Consolidated Statements of Cash Flows, in the section entitled "Adjustments to reconcile net income to net cash provided by operating activities", the line item description "Tax benefit from exercise of stock options" is added and the amount is $9,883,835 for the nine-month period ended September 30, 2000, is reflected. The sub-total "Net Cash Provided by Operating Activities" is amended to read $18,512,940 for the nine-month period ended September 30, 2000. There was no effect for the nine month period ended September 25, 1999. In the section entitled "Cash Flows from Financing Activities", the line item description "Proceeds from the exercise of stock options, including related tax benefits", is amended to read "Proceeds from the exercise of stock options" and the amount is amended to read $11,046,256 for the nine-month period ended September 30, 2000. Except as set forth in Part I, Item 1 below, no other changes are made to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                     Sept. 30, 2000      Sept. 25, 1999
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $  19,674,034        $  5,797,572
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                    1,331,410             920,097
         Tax benefit from exercise of stock options                                       9,883,835                  --
                Deferred income taxes                                                      (114,785)           (253,545)
Changes in assets and liabilities:
         Increase in accounts receivable-trade                                           (3,231,161)         (1,521,422)
         Increase in accounts receivable-other                                             (337,968)            (12,393)
         Increase in inventories                                                         (8,795,103)         (4,740,301)
         (Increase) decrease in prepaid expenses and other assets                           (49,586)            124,222
         Increase in accounts payable                                                     2,344,950             718,440
         (Decrease) increase in accrued expenses and deferred income                       (914,516)            801,218
         Increase in accrued salaries and wages                                             607,754             132,369
         Decrease in royalties payable                                                      (47,710)           (219,905)
         (Decrease) increase in income taxes payable                                     (1,838,214)            151,863
------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                              18,512,940           1,898,215
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemption/maturity of investments                                              14,427,752           9,353,489
         Purchase of investments                                                        (23,366,913)         (9,299,831)
         Capital expenditures                                                            (2,930,048)         (1,259,712)
         Purchase of treasury stock                                                              --          (1,375,688)
------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                 (11,869,209)         (2,581,742)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                                         11,046,256             677,857
------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                              11,046,256             677,857
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease)in cash and cash equivalents                                      17,689,987              (5,670)
Cash and cash equivalents at beginning of period                                         15,555,810           8,311,353
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $  33,245,797        $  8,305,683
========================================================================================================================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revision to Financial Statements:

The accompanying condensed consolidated statements of cash flows have been revised to reflect tax benefits arising from the exercise of stock options as an operating cash flow rather than a financing cash flow. The effect was to increase cash flows from operations and decrease cash flows from financing for the nine-months ended September 30, 2000 by $9,883,835. The prior period presented has been reclassified for comparative purposes in accordance with Emerging Issues Task Force Issue 00-15. The condensed consolidated balance sheets and condensed consolidated statements of operations were not affected.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2000, except for Note 2, which is as of March 20, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in he accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As indicated in Note 1, the 2000 condensed consolidated statement of cash flows has been revised.



/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
October 10, 2000, except for the last paragraph of Note 1, as to which the date is August 14, 2001

PART II. OTHER INFORMATION



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

                                 TOLLGRADE COMMUNICATIONS, INC.
                                 (REGISTRANT)



Dated: August 17, 2001           /S/ CHRISTIAN L. ALLISON
                                 --------------------------------------
                                 CHRISTIAN L. ALLISON
                                 CHAIRMAN, PRESIDENT AND
                                 CHIEF EXECUTIVE OFFICER



Dated: August 17, 2001           /S/ SAMUEL C. KNOCH
                                 --------------------------------------
                                 SAMUEL C. KNOCH
                                 CHIEF FINANCIAL OFFICER AND TREASURER



Dated: August 17, 2001           /S/ BRADLEY N. DINGER
                                 --------------------------------------
                                 BRADLEY N. DINGER
                                 CONTROLLER

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)




    Exhibit
     Number                Description
     ------                -----------

      15                   Letter re unaudited interim financial information