Form 10-K405/A
period 2000-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2001-08-17
CIK 1002531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__      No ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The Registrant estimates that as of March 7, 2001, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates (excluding for purposes of this calculation only, 179,033 shares of Common Stock held of record or beneficially by the executive officers and directors of the Registrant as a group) of the Registrant was $324,406,770.

As of March 7, 2001, the Registrant had outstanding 13,352,912 shares of its Common Stock.

PORTIONS AMENDED

The Registrant hereby amends Item 8 contained in the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000 to reclassify certain tax benefits on the exercise of non-qualified stock options from "Cash Flows provided by Financing Activities" to "Cash Flows provided by Operating Activities" section of the Consolidated Statements of Cash Flows. On the Consolidated Statements of Cash Flows, in the section entitled "Adjustments to reconcile net income to net cash provided by operating activities", the line item description "Tax benefit from exercise of stock options" is added and the amounts of $1,163,441, $385,237 and $15,044,372 for 1998, 1999 and 2000,
respectively, are reflected. The sub-totals "Net Cash Provided by Operating Activities" are amended to read $6,924,215, $9,281,220 and $21,907,169 for 1998,
1999 and 2000, respectively. In the section entitled "Cash Flows from Financing Activities", the line item description "Proceeds from the exercise of stock options, including related tax benefits", is amended to read "Proceeds from the exercise of stock options" and the amounts are amended to read $1,153,639, $2,175,922 and $11,825,857 for 1998, 1999 and 2000, respectively. Except as set forth in Item 8 below, no other changes are made to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000.

                                     PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS


January 19, 2001


To the Board of Directors and Shareholders of Tollgrade Communications, Inc. and
Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Tollgrade Communications Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As indicated in Note 1, the 2000 consolidated statement of cash flows has been revised.


PRICEWATERHOUSECOOPERS LLP



Pittsburgh, Pennsylvania
January 19, 2001, except for the last paragraph of Note 1, as to which the date is August 14, 2001

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended December 31,
                                                                               1998                 1999                    2000
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                $  6,967,302        $ 10,622,877        $ 27,495,168
Adjustments to reconcile net income
          to net cash provided by operating activities:
                  Depreciation and amortization                              1,387,598           1,252,743           1,910,245
                  Tax benefit from exercise of stock options                 1,163,441             385,237          15,044,372
                  Deferred income taxes                                       (545,420)           (253,512)           (481,541)
                  Provision for losses on inventory                             88,000             393,000             743,129
                  Provision for allowance for doubtful accounts                 50,000             100,000              22,189
                  Compensation expense for restricted stock                     28,934                  --                  --
Changes in assets and liabilities:
          Increase in accounts receivable-trade                                (53,377)         (3,077,184)         (7,932,588)
          (Increase) decrease in accounts receivable-other                     216,410             (34,475)           (478,654)
          Increase in inventories                                           (1,188,657)         (4,526,976)        (13,906,864)
          (Increase) decrease in prepaid expenses and deposits                  56,839            (109,521)           (325,164)
          Increase (decrease) in accounts payable                             (272,106)            224,690             962,559
          Increase (decrease) in accrued expenses, salaries
                  and wages, royalties payable and deferred income            (816,995)          2,649,211             660,989
          Increase (decrease) in income taxes payable                         (157,754)          1,655,130          (1,806,671)
---------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                  6,924,215           9,281,220          21,907,169
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
          Purchase of investments                                          (17,380,104)        (15,183,124)        (38,637,741)
          Redemption/maturity of investments                                17,844,566          14,618,612          23,848,762
          Capital expenditures                                              (1,695,975)         (2,272,485)         (4,076,074)
          Purchase of treasury stock                                        (1,718,932)         (1,375,688)                 --
---------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                     (2,950,445)         (4,212,685)        (18,865,053)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
          Proceeds from the exercise of stock options                        1,153,639           2,175,922          11,825,857
---------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                  1,153,639           2,175,922          11,825,857
---------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                    5,127,409           7,244,457          14,867,973
Cash and cash equivalents at beginning of year                               3,183,944           8,311,353          15,555,810
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  $  8,311,353        $ 15,555,810        $ 30,423,783
---------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
          Cash paid during the year for interest                          $    107,694        $      1,549        $         --
          Cash paid during the year for income taxes                      $  3,596,079        $  4,078,830        $  3,145,422
---------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash financing activity:
          Tax benefit from the exercise of stock options                  $         --        $         --        $ 10,890,328
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revision to Financial Statements:

The accompanying consolidated statements of cash flows have been revised to reflect tax benefits arising from the exercise of stock options as an operating cash flow rather than a financing cash flow. The effect was to increase cash flows from operations and decrease cash flows from financing for the year ended December 31, 2000 by $15,044,372. Prior periods presented have been reclassified for comparative purposes in accordance with Emerging Issues Task Force Issue 00-15. The consolidated balance sheets and consolidated statements of operations were not affected.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(3)  The following exhibits are included herewith and made a part hereof:

Exhibit
 Number                              Description
 ------                              -----------

  23.1           Consent of PricewaterhouseCoopers LLP, filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 17, 2001.

                                      TOLLGRADE COMMUNICATIONS, INC.


                                      By /s/Christian L. Allison
                                        ----------------------------------------
                                         Christian L. Allison
                                           Chairman  and Chief Executive Officer


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of August 17, 2001.


           SIGNATURE                                 TITLE

/s/ Christian L. Allison                  Director, Chairman and Chief
----------------------------------        Executive Officer,
    Christian L. Allison                  (Principal Executive Officer)


/s/ James J. Barnes                       Director
----------------------------------
    James J. Barnes

/s/ Daniel P. Barry                       Director
----------------------------------
    Daniel P. Barry

/s/ David S. Egan                         Director
----------------------------------
    David S. Egan

/s/ Rocco L. Flaminio                     Director, Vice Chairman
----------------------------------        and Chief Technology Officer
    Rocco L. Flaminio

/s/ Richard H. Heibel, M.D.               Director
----------------------------------
    Richard H. Heibel, M.D.

/s/ Robert W. Kampmeinert                 Director
----------------------------------
    Robert W. Kampmeinert

/s/ Samuel C. Knoch                       Chief Financial Officer and Treasurer
----------------------------------        (Principal Financial Officer)
    Samuel C. Knoch

/s/ Bradley N. Dinger                     Controller
----------------------------------        (Principal Accounting Officer)
    Bradley N. Dinger

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors
Tollgrade Communications, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 19, 2001, except for the last paragraph of Note 1, as to which the date is August 14, 2001 as appearing in Form 10-K/A also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP


Pittsburgh, Pennsylvania
January 19, 2001, except for the last paragraph of Note 1, as to which the date is August 14, 2001

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

Exhibit
 Number                               Description
 ------                               -----------

  23.1           Consent of PricewaterhouseCoopers LLP, filed herewith.