Form 10-Q/A
period 2001-03-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2001-08-17
CIK 1002531

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


                                TABLE OF CONTENTS


                                                                                                     PAGE NO.
PART I.  FINANCIAL INFORMATION

ITEM 1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000 ........  3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH PERIODS
              ENDED MARCH 31, 2001 AND APRIL 1, 2000...................................................  4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS
              ENDED MARCH 31, 2001 AND APRIL 1, 2000...................................................  5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................................  6

              REVIEW REPORT OF INDEPENDENT ACCOUNTANTS................................................. 10

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
              CONDITION................................................................................ 11


PART II.  OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS........................................................................ 18
ITEM 2        CHANGES IN SECURITIES.................................................................... 18
ITEM 3        DEFAULTS UPON SENIOR SECURITIES.......................................................... 18
ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................... 18
ITEM 5        OTHER INFORMATION........................................................................ 18
ITEM 6        EXHIBITS AND REPORTS FILED ON FORM 8-K................................................... 18

SIGNATURE.............................................................................................. 19

EXHIBIT INDEX.......................................................................................... 20

PORTIONS AMENDED

The Registrant hereby amends Part I, Item 1 contained in the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001 to reclassify certain tax benefits on the exercise of non-qualified stock options from "Cash Flows provided by Financing Activities" to "Cash Flows provided by Operating Activities" section of the Condensed Consolidated Statements of Cash Flows. On the Condensed Consolidated Statements of Cash Flows, in the section entitled "Adjustments to reconcile net income to net cash provided by operating activities", the line item description "Tax benefit from exercise of stock options" is added and the amount of $0 and $1,186,803 for the three- month periods ended March 31, 2001 and April 1, 2000, respectively, are reflected. In addition, the line item description "Refund of income taxes paid" is added and the amount of $8,150,170 and $0 for the three- month periods ended March 31, 2001 and April 1, 2000, respectively are reflected. The sub-totals "Net Cash Provided by Operating Activities" are amended to read $13,505,261, and $4,700,006 for the three-month periods ended March 31, 2001 and April 1, 2000, respectively. In the section entitled "Cash Flows from Financing Activities", the line item description "Proceeds from the exercise of stock options, including related tax benefits", is amended to read "Proceeds from the exercise of stock options" and the amounts are amended to read $332,731 and $5,855,399 for the three month period ended March 31, 2001 and April 1, 2000, respectively. In addition, the line item description "Refund of prior year income taxes paid resulting from the tax benefit of the exercise of stock options" was reclassified from cash flows from financing activities to the section entitled "Adjustments to reconcile net income to net cash provided by operating activities" and amended to read "Refund of income taxes paid", as previously mentioned. Except as set forth in Part I, Item 1 below, no other changes are made to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months
                                                                                        Ended
                                                                                   March 31, 2001       April 1, 2000
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $ 5,755,169         $ 5,224,614
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                   581,485             375,036
         Tax benefit from exercise of stock options                                           --           1,186,803
         Refund of income taxes paid                                                   8,150,170                  --
         Deferred income taxes                                                          (224,129)                 --
         Provision for losses on inventory                                                23,218                  --
         Provision for allowance for doubtful accounts                                   175,000                  --
Changes in assets and liabilities:
         Increase in accounts receivable-trade                                        (1,407,256)           (668,189)
         Decrease (increase) in accounts receivable-other                                 44,268            (158,468)
         Decrease (increase) in inventories                                              240,018          (2,823,494)
         Decrease (increase) in prepaid expenses and other assets                        238,279             (63,747)
         (Decrease) increase in accounts payable                                      (1,501,390)          1,296,659
         Increase in accrued expenses and deferred income                                222,613           1,379,729
         Decrease in accrued salaries and wages                                       (2,156,672)         (1,166,093)
         (Decrease) increase in royalties payable                                       (260,014)            150,837
         Increase (decrease) in income taxes payable                                   3,624,502             (33,681)
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                           13,505,261           4,700,006
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemption/maturity of investments                                            7,002,881           2,327,854
         Purchase of investments                                                      (5,906,520)         (9,191,819)
         Capital expenditures                                                         (1,071,479)         (1,181,266)
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) investing activities                     24,882          (8,045,231)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                                         332,731           5,855,399
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                              332,731           5,855,399
---------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                             13,862,874           2,510,174
Cash and cash equivalents at beginning of period                                      30,423,783          15,555,810
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $44,286,657         $18,065,984
---------------------------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revision to Financial Statements:

The accompanying condensed consolidated statements of cash flows have been revised to reflect tax benefits arising from the exercise of stock options as an operating cash flow rather than a financing cash flow. The effect was to increase cash flows from operations and decrease cash flows from financing for the three-months ended March 31, 2001 by $8,150,170. The prior period presented has been reclassified for comparative purposes in accordance with Emerging Issues Task Force Issue 00-15. The condensed consolidated balance sheets and condensed consolidated statements of operations were not affected.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 19, 2001, except for the last paragraph of Note 1, as to which the date is August 14, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As indicated in Note 1, the 2001 condensed consolidated statement of cash flows has been revised.



PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
April 11, 2001, except for the last paragraph of Note 1, as to which the date is August 14, 2001

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

                                 TOLLGRADE COMMUNICATIONS, INC.
                                 (REGISTRANT)



Dated:   August 17, 2001         /S/ CHRISTIAN L. ALLISON
                                 ----------------------------------------
                                 CHRISTIAN L. ALLISON
                                 CHAIRMAN, PRESIDENT AND
                                 CHIEF EXECUTIVE OFFICER





Dated:   August 17, 2001         /S/ SAMUEL C. KNOCH
                                 ----------------------------------------
                                 SAMUEL C. KNOCH
                                 CHIEF FINANCIAL OFFICER AND TREASURER





Dated:   August 17, 2001         /S/ BRADLEY N. DINGER
                                 ----------------------------------------
                                 BRADLEY N. DINGER
                                 CONTROLLER

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


           Exhibit
           Number          Description
           -------         -----------
           15              Letter re unaudited interim financial information