Form 10-Q
period 2001-06-30
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2001-08-17
CIK 1002531

                     --------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
                     --------------------------------------
                                    FORM 10-Q

(Mark One)

  [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

      As of July 31, 2001, there were 13,452,451 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

--------------------------------------------------------------------------------


This report consists of a total of 24 pages. The exhibit index is on page 23.

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                      PAGE NO.
                                                                                                    --------
ITEM 1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND DECEMBER 31, 2000 ...........3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH AND
              SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND JULY 1, 2000.....................................4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS
              ENDED JUNE 30, 2001 AND JULY 1, 2000.......................................................5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................6

              REVIEW REPORT OF INDEPENDENT ACCOUNTANTS..................................................10

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION...................................................................... 11


PART II.  OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS.........................................................................20
ITEM 2        CHANGES IN SECURITIES.....................................................................20
ITEM 3        DEFAULTS UPON SENIOR SECURITIES...........................................................20
ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................20
ITEM 5        OTHER INFORMATION.........................................................................20
ITEM 6        EXHIBITS AND REPORTS FILED ON FORM 8-K....................................................21

SIGNATURE...............................................................................................22

EXHIBIT INDEX...........................................................................................23

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   (UNAUDITED)         DECEMBER 31,
                                                                                 JUNE 30, 2001                 2000
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                $ 42,808,632        $  30,423,783
         Short-term investments                                                     33,607,909           28,405,655
         Accounts receivable:
                  Trade                                                             17,278,181           18,775,643
                  Other                                                                911,988              813,809
         Inventories                                                                24,980,398           30,499,482
         Prepaid expenses and deposits                                                 536,243              787,098
         Refundable taxes due                                                          633,402            8,950,672
                Deferred tax assets                                                  1,031,219              983,246
-------------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                             121,787,972          119,639,388

Long-term investments                                                                7,310,000            2,750,000
Property and equipment, net                                                          7,772,251            6,503,923
Deferred tax assets                                                                  2,582,182            2,380,828
Patents                                                                                 -----                   417
===================================================================================================================
                  TOTAL ASSETS                                                   $ 139,452,405        $ 131,274,556
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                             $497,508          $ 1,874,328
         Accrued expenses                                                            2,249,891            1,937,589
         Accrued salaries and wages                                                    528,486            2,813,433
         Royalties payable                                                           1,083,843            1,142,478
         Income taxes payable                                                          533,242              636,938
         Deferred income                                                               100,000              100,000
-------------------------------------------------------------------------------------------------------------------
                      TOTAL CURRENT LIABILITIES                                      4,992,970            8,504,766

Deferred tax liabilities                                                                 9,950                9,950
-------------------------------------------------------------------------------------------------------------------
                 TOTAL  LIABILITIES                                                  5,002,920            8,514,716

Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
            50,000,000; issued shares, 13,451,951 and 13,329,264,
             respectively
                                                                                     2,690,390            2,665,853
         Additional paid-in capital                                                 68,450,241           66,343,728
                Treasury stock, at cost, 386,800 shares, in 2001 and 2000,
respectively                                                                        (3,164,975)          (3,164,975)
         Retained earnings                                                          66,473,829           56,915,234
-------------------------------------------------------------------------------------------------------------------
                 TOTAL  SHAREHOLDERS' EQUITY                                       134,449,485          122,759,840
===================================================================================================================
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 139,452,405        $ 131,274,556
===================================================================================================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------------------
                                                                    FOR THE                              FOR THE
                                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       -------------------------------       --------------------------------
                                                       JUNE 30, 2001      JULY 1, 2000       JUNE 30, 2001       JULY 1, 2000
------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                 $21,776,167        $29,666,710        $49,766,169        $52,084,245
COST OF SALES                                              9,565,550         11,413,382         21,839,833         19,785,042
------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                              12,210,617         18,253,328         27,926,336         32,299,203
------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Selling and marketing                                 2,492,496          3,027,461          4,942,320          5,411,144
     General and administrative                            1,062,146          1,495,334          2,592,298          2,873,057
     Research and development                              2,749,105          3,098,095          6,108,646          5,688,763
     Severance and related expense                           400,000              -----            400,000              -----
------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                          6,703,747          7,620,890         14,043,264         13,972,964
INCOME FROM OPERATIONS                                     5,506,870         10,632,438         13,883,072         18,326,239
     Interest and other income, net                          790,558            545,441          1,697,535          1,015,254
------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                 6,297,428         11,177,879         15,580,607         19,341,493
     Provision for income taxes                            2,494,002          4,024,000          6,022,012          6,963,000
==============================================================================================================================
NET INCOME                                               $ 3,803,426        $ 7,153,879        $ 9,558,595       $ 12,378,493
==============================================================================================================================
EARNINGS PER SHARE INFORMATION:
Weighted average shares of common stock and equivalents:
     Basic                                                13,028,498         12,562,822         12,993,558         12,392,619
     Diluted                                              13,404,290         13,318,461         13,391,030         13,217,634
------------------------------------------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:
     Basic                                                     $ .29              $ .57              $ .74             $ 1.00
     Diluted                                                   $ .28              $ .54              $ .71              $ .94
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

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                        June 30,
                                                                                            2001        July 1, 2000
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $ 9,558,595         $12,378,493
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                 1,167,907             846,460
         Tax benefit from exercise of stock options                                    1,085,812           6,963,000
         Refund of income taxes paid                                                   8,317,270               -----
         Deferred income taxes                                                          (249,327)              -----
         Provision for losses on inventory                                                10,341             251,196
         Provision for allowance for doubtful accounts                                   175,000               -----
Changes in assets and liabilities:
         Decrease (increase) in accounts receivable-trade                              1,322,462          (1,634,384)
         Increase in accounts receivable-other                                           (98,179)           (347,745)
         Decrease (increase) in inventories                                            5,508,743          (4,550,709)
         Decrease in prepaid expenses and other assets                                   250,855              40,364
         (Decrease) increase in accounts payable                                      (1,376,820)            595,882
         Increase (decrease) in accrued expenses and deferred income                     312,302          (1,260,665)
         Decrease in accrued salaries and wages                                       (2,284,947)           (483,579)
         (Decrease) increase in royalties payable                                        (58,635)            472,200
         Decrease in income taxes payable                                               (103,696)         (3,052,958)
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                           23,537,683          10,217,555
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemption/maturity of investments                                           15,206,244           4,624,648
         Purchase of investments                                                     (24,968,498)        (16,149,151)
         Capital expenditures                                                         (2,435,818)         (2,217,263)
---------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                              (12,198,072)        (13,741,766)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                                       1,045,238           8,741,733
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                            1,045,238           8,741,733
---------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                             12,384,849           5,217,522
Cash and cash equivalents at beginning of period                                      30,423,783          15,555,810
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $42,808,632         $20,773,332
---------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month and six-month periods ended June 30, 2001 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The accompanying condensed consolidated statement of cash flows for the six months ended July 1, 2000 has been reclassified to reflect tax benefits arising from the exercise of stock options as an operating cash flow rather than a financing cash flow in accordance with Emerging Issues Task Force Issue 00-15. The effect of the reclassification was to increase cash flows from operations and decrease cash flows from financing for the six -months ended July 1, 2000 by $6,963,000.

2.       INVENTORIES

At June 30, 2001 and December 31, 2000, inventories consisted of the following:

                                                                        (Unaudited)
                                                                         June 30,            December 31,
                                                                            2001                 2000
                                                                        -----------           -----------
         Raw materials ..............................................   $13,420,025           $14,885,196
         Work in progress ...........................................     8,346,054            12,981,052
         Finished goods .............................................     4,212,319             3,718,234
                                                                        -----------           -----------
                                                                         25,978,398            31,584,482
         Reserves for slow moving and
            obsolete inventory ......................................      (998,000)           (1,085,000)
                                                                        -----------           -----------
                                                                        $24,980,398           $30,499,482
                                                                        ===========           ===========

3.       SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term investments at June 30, 2001 and December 31, 2000 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have a maturity of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. Long-term investments are comprised of individual municipal bonds with a maturity of more than one year but less than eighteen months and are stated at cost, which approximated market value. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.


The estimated fair values of the Company's financial instruments are as follows:

                                                    (Unaudited)
                                                      June 30,                      December 31,
                                                        2001                           2000
                                             ---------------------------    --------------------------
                                              Carrying           Fair         Carrying         Fair
                                               Amount           Value          Amount         Value
Financial assets:
Cash and cash equivalents ................   $42,808,632     $42,808,632    $30,423,783    $30,423,783
Short-term and long-term investments......    40,917,909      40,761,402     31,155,655     31,104,323
                                             -----------     -----------    -----------    -----------
                                             $83,726,541     $83,570,034    $61,579,438    $61,528,106
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

The calculation of net income per common and common equivalent shares follows (unaudited):

---------------------------------------------------------------------------------------------------------------------------
                                                 Three Months        Three Months           Six Months          Six Months
                                                    Ended               Ended                 Ended               Ended
                                                June 30, 2001        July 1, 2000         June 30, 2001        July 1, 2000
---------------------------------------------------------------------------------------------------------------------------
Net income ............................          $ 3,803,426          $ 7,153,879          $ 9,558,595          $12,378,493
===========================================================================================================================

Common and common equivalent shares:

Weighted average number of
common shares outstanding
during the period .....................           13,028,498           12,562,822           12,993,558           12,392,619

Common shares issuable upon exercise of
outstanding stock options:

   Diluted ............................              375,792              755,639              397,472              825,015

Common and common equivalent shares
Outstanding during the period:
---------------------------------------------------------------------------------------------------------------------------
   Diluted ............................           13,404,290           13,318,461           13,391,030           13,217,634
===========================================================================================================================

Earnings per share data

Net income per common and common
Equivalent shares:

   Basic ..............................          $       .29          $       .57          $       .74          $      1.00

   Diluted ............................          $       .28          $       .54          $       .71          $       .94

                                       8

5.       DEFERRED AND REFUNDABLE TAX ASSETS

The Company's current refundable tax assets as of December 31, 2000 included a tax benefit of $8,950,672 resulting from the exercising of certain nonstatutory stock options by various directors, officers and other employees under the Company's stock option programs during 2000. The Company was entitled to a tax deduction in the tax year ended December 31, 2000 equal to the difference between the fair market value of the shares received by the option holders upon exercise and the exercise price of the nonstatutory stock options. During the first half of 2001, the company received $8,317,270 in federal income tax refunds associated with prior year taxes paid. The remaining current refundable taxes are state income taxes and it is anticipated that these amounts will be utilized or refunded to the Company during 2001.

6.       STOCK REPURCHASE PROGRAM

On April 19, 2001, the Company announced its Board of Directors authorized the continuation of a share repurchase program that was originally initiated on April 22, 1997. Under the current extension, the Company may repurchase a total of one million shares of its common stock before December 31, 2001.
The number of shares that the Company intends to purchase and the time of such purchases will be determined by the Company at its discretion. The Company plans to use existing cash and short-term investments to finance any such purchases. As of June 30, 2001, no shares have been repurchased under this program.

Prior to the aforementioned stock repurchase program extension, the Company had repurchased 382,400 shares of common stock. These repurchased shares are intended to provide stock under certain employee benefit programs.

7.       SEVERANCE AND RELATED EXPENSE

On April 19, 2001, the Company announced a restructuring program to implement certain cost reduction initiatives that included the elimination of approximately 80 positions within the general and administrative, research and development and support areas. As a result of the restructuring program, the Company recorded a pre-tax charge for severance, outplacement and other related costs of $400,000 during the second quarter. This realignment is estimated to generate approximately $4,300,000 in annual pre-tax savings.

During the second quarter of 2001, all terminations of identified personnel were completed. The Company paid approximately $266,000 for involuntary termination benefits and other associated costs. The remaining balance of $134,000 is estimated to be paid over the second half of 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Tollgrade Communications, Inc. and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and its subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2001 and July 1, 2000 and the condensed consolidated statement of cash flows for the six month periods ended June 30, 2001 and July 1, 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 19, 2001, except for the last paragraph of Note 1, as to which the date is August 14, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 14, 2001

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

o The potential of having excess inventory and risk of parts' obsolescence should demand for the Company's products decrease unexpectedly; and

o    Government regulation.

OVERVIEW

The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports test system, test access and status monitoring products for the telecommunications and cable television industries. The Company's telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" (" POTS") lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 69% of the Company's revenue for the second quarter ended June 30, 2001. The Company's MCU product line will continue to account for a majority of the Company's revenues for the foreseeable future.

The Company's DigiTest(R) centralized network test system platform focuses on helping local exchange carriers conduct the full range of fault diagnosis, along with the ability to qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and Integrated Services Digital Network ("ISDN") service. The Company's DigiTest system is designed to provide complete hardware testing for POTS and local loop prequalification for DSL services. The system currently consists of three integrated pieces of hardware - the Digital Measurement Node ("DMN"), the Digital Measurement Unit ("DMU"), the Digital Wideband Unit ("DWU"). When used in an integrated fashion, the DigiTest system will permit local exchange carriers to perform a complete array of central office testing including POTS, DSL line prequalification, bridged tap detection, data rate prediction, and in-service wideband testing. Sales of the DigiTest product line accounted for approximately 19% of the Company's revenue for the second quarter of 2001. In addition, the Company's new DigiTest Access Unit ("DAU") provides automated test access of locally non-switched, two wire circuits and helps facilitate the line sharing or the spectral unbundling process for both incumbent (ILEC) and competitive local exchange carriers (CLECs). Sales of the test access products accounted for approximately 7% of total revenue for the current quarter.

The Company's LIGHTHOUSE(R) cable products consist of a complete cable status monitoring system that provides a broad testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system includes a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. Sales of the LIGHTHOUSE product line accounted for approximately 2% of the Company's revenue for the second quarter of 2001.

Through the second quarter of 2001, the Company continued to provide its Professional Services offering to customers. The cornerstone of the Company's Professional Services offering is the Testability Improvement Initiatives. These services may offer the customer the opportunity to make improvements in testability levels, while training their own staffs in targeted geographic regions over a defined period of time. By making improvements in the customer's digital loop carrier ("DLC") testability levels, the customer's internal repair technicians can make use of automated systems to diagnose and repair subscriber loop problems thereby automatically eliminating the need for the involvement of several highly trained people to test and diagnose line problems. Sales of the Professional Services business accounted for approximately 3% of the Company's revenue for the second quarter of 2001.

The Company's telecommunication product sales and services are primarily to the four Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies and to certain digital loop carrier ("DLC") equipment manufacturers. For the second quarter ended

June 30, 2001, approximately 68% of the Company's total revenue was generated from sales to these four RBOCs. During the second quarter of 2001, sales to three RBOCs individually exceeded 10% of consolidated revenues and on a combined basis, comprised approximately 61% of the Company's revenue for the second quarter of 2001. In addition, sales to Sprint USA accounted for approximately 23% of the Company's revenues for the second quarter of 2001. Due to the Company's present dependency on these key customers, the loss of one or more of them as a customer or the reduction of orders for the Company's products by them, could materially and adversely affect the Company.

The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from and shipments to the RBOCs and other key customers. This timing is particularly sensitive to various business factors within each of the RBOCs, including the RBOCs relationships with their organized labor groups. In addition, the markets for the Company's new products, specifically DigiTest and LIGHTHOUSE, are highly competitive. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.

The Company believes that recent changes within the telecommunication marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have resulted in some discounting and more favorable terms granted to certain customers of the Company. The Company's operating results for the second quarter of 2001 reflect several significant sales incentive-based MCU orders and shipments that were made late in the second quarter which could affect product sales in the third quarter. The continued success of the Company's Professional Services business will be vital to maintaining a solid rate of MCU deployments in the near-term. Although the Company will continue to strive to meet the demands of its customers, which include delivery of quality products at an acceptable price and on acceptable terms, there are no assurances that the Company will be successful in negotiating acceptable terms and conditions pertaining to these large orders. Additionally, continuing consolidation efforts among the RBOCs and cable television industry, and their ability to consolidate their inventory and product procurement systems could cause fluctuations or delays in the Company's order patterns. The timing of these orders is also sensitive to the RBOCs relationships with their various organized labor groups. Also, recent efforts in the cable status monitoring industry to standardize transponders among status monitoring systems could cause pricing pressure as well as affect deployment within certain customers of the Company's cable products. These standards, if adopted by the standards setting body, are expected to become final in the year 2001 and may affect the Company's revenues from such products in subsequent periods. The Company cannot predict such future events or business conditions and the Company's results may be adversely affected by these industry trends in the primary markets it serves.

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

The Company believes that the continued downturn in the U.S. economy during the first half of 2001 has had a dramatic effect on capital spending across all industries, including the telecommunications and cable television industries. Several of the Company's key RBOC customers have announced capital spending reductions in 2001. The Company's key Lighthouse customers, which include AT&T Broadband and RCN Corporation, have announced capital spending deferrals until their current excess inventories are consumed. The Company believes that, as a result of the current economic environment as well as the items just mentioned, it is difficult to predict with any level of certainty revenues and earnings per share beyond the third quarter of 2001.

The Company believes that continued growth will depend, in part, on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percentage of revenues were approximately 13% for the second quarter of 2001.

The Company believes that the near-term economic climate is one of challenge and uncertainty. In addition, the Company believes that future growth may be affected as a result of the economic slowdown whereby customers become more conservative in their ordering patterns and quantities, or that certain emerging carriers become financially unstable. Due to this uncertainty, the Company will evaluate its investments in marketing and research and development expenses and monitor, control or decrease expense levels as appropriate.

                     RESULTS OF OPERATIONS - SECOND QUARTER

REVENUES

Revenues for the second quarter of 2001 of $21,776,167 were $7,890,543, or 26.6%, lower than the revenues of $29,666,710 reported for the second quarter of 2000. The decrease in revenues for the second quarter of 2001 was primarily attributable to a decrease in unit volume sales of core MCU line testing products to SBC Communications, Inc. (including Ameritech, Pacific Bell and
SNET) due to a slow-down of that company's DSL rollout, called Project Pronto, a broadband initiative. Sales of MCU's to Qwest also decreased in the second quarter of 2001 as that company evaluates their testability improvement programs within their region. In addition, sales of OEM-related MCU products decreased as a result of cutbacks in deployments of certain next-generation Digital Loop Carrier (DLC) systems. The current quarter also included decreased shipments of the Company's next generation DigiTest system products to Sprint and Nortel Networks, while shipments of the Company's new DAU product to Sprint USA increased. Sales of the LIGHTHOUSE product also decreased between periods as a result of AT&T's Broadband's decision to delay purchases of cable-related equipment, as well as a slow-down by RCN Corporation in deploying cable status monitoring systems. The second quarter 2001 revenue did include certain significant sales incentive-based MCU orders and shipments that occurred late in the quarter. These sales incentives included bulk sales of MCU's to BellSouth, Verizon and Qwest. The Company believes that these bulk purchases of MCU's will ultimately help facilitate those customers ability to improve their regional testability rates upon deployment of these units. In certain cases, the Company will support the customer in deploying these MCU's within their respective regions. Due to the significance and timing of these MCU shipments and the Company's reliance on our customer's ability to successfully deploy these units in a timely fashion, the sales of MCU's in the third quarter of 2001 could be affected should these customers not place equivalent orders for MCU shipments during that period. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.


GROSS PROFIT

Gross profit for the second quarter of 2001 was $12,210,617 compared to $18,253,328 for the second quarter of 2000, representing a decrease of $6,042,711, or 33.1%. Gross profit as a percentage of revenues decreased to 56.1% in the second quarter of 2001, compared to 61.5% in the same quarter last year. The overall decrease in gross profit as a percentage of sales resulted primarily from an increase in allocated unit costs arising from lower production volume, the impact of the sales incentive programs for bulk-buys of MCU's mentioned above, as well as the product mix of sales. The Company's gross margin continues to be highly sensitive to the mix of products sold. Revenues from the Company's DigiTest test platform, which is being marketed aggressively on both a direct and OEM sale basis, in what is becoming an extremely competitive environment, may become a larger portion of the Company's total revenues in 2001. To the extent that such increased DigiTest revenues are attributable either to OEM sales or to product deployment into applications downstream from the central office, the Company believes that actual overall margins may decline slightly from their current levels.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the second quarter of 2001 was $2,492,496 compared to $3,027,461 for the second quarter of 2000. This decrease of $534,965, or 17.7%, is primarily due to reduced discretionary spending on general advertising, promotion and related marketing activities as well as reduced salaries and related costs associated with the cost realignment. As a percentage of revenues, selling and marketing expenses increased to 11.4% in the second quarter of 2001 from 10.2% in the second quarter of 2000.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the second quarter of 2001 was $1,062,146, a decrease of $433,188, or 29.0%, from the $1,495,334 recorded in the second quarter of 2000. The decrease in general and administrative expense primarily reflects the decrease in salaries and related costs associated with the cost realignment, reduced expenditures on professional services and reduced recruiting-related costs. As a percentage of revenues, general and administrative expenses decreased to 4.9% in the second quarter of 2001 from 5.0% in the second quarter of 2000.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the second quarter of 2001 was $2,749,105, a decrease of $348,990, or 11.3%, over the $3,098,095 recorded in the second quarter of 2000. The decrease is primarily associated with the decrease in salaries and related costs associated with the cost realignment as well as reductions in certain project-related costs for materials and supplies. As a percentage of revenues, research and development expense increased to 12.6% in the second quarter of 2001 from 10.4% in the second quarter of 2000.

SEVERANCE AND RELATED EXPENSE

On April 19, 2001, the Company announced a cost realignment initiative. The restructuring program resulted in workforce reduction charges of $400,000 related to the cost of severance and related benefits for the termination of approximately 80 employees, as well as exit costs consisting of consulting and legal fees. During the second quarter of 2001, all terminations of identified personnel were completed. The Company paid approximately $266,000 for involuntary termination benefits and other associated costs during the second quarter of 2001. The remaining portion of the severance and related reserve is expected to be utilized over the second half of 2001. The Company expects annualized pre-tax savings of $4,300,000, or $.20 per share after-tax, associated with this cost realignment initiative.


INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income. For the second quarter of 2001, interest and other income was $790,558 compared to $545,441 for the second quarter of 2000, representing an increase of $245,117, or 44.9%. This increase is primarily a result of additional funds available for investment purposes during the current period.

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter of 2001 was $2,494,002, a decrease of $1,529,998, or 38.0%, from the $4,024,000 for the second quarter of 2000. The effective income tax rate for the second quarter of 2001was approximately 39.6% of pretax income compared to the 36.0% effective income tax rate for the second quarter of 2000. The increase in the effective income tax rate was primarily due to higher relative levels of state income taxes associated with expanding business activities.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the second quarter of 2001 was $3,803,426, a decrease of $3,350,453, or 46.8%, from the $7,153,879 recorded in the second quarter of 2000. Basic and diluted earnings per common share of $.29 and $.28, respectively, for the second quarter of 2001 decreased by $.28 and $.26, or 49.1% and 48.1%, from the $.57 and $.54, respectively, earned in the second quarter of 2000. The second quarter of 2001 includes approximately $400,000, or $.02 per share after-tax, related to the charge for severance and related costs. Basic and diluted weighted average common and common equivalent shares outstanding were 13,028,498 and 13,404,290, respectively, in the second quarter of 2001 compared to 12,562,822 and 13,318,461, respectively, in the second quarter of 2000. As a percentage of revenues, net income for the second quarter of 2001 decreased to 17.5% compared to the 24.1% for the second quarter of 2000.

                       RESULTS OF OPERATIONS YEAR-TO-DATE

REVENUES

For the first six months of 2001, revenues were $49,766,169 compared to $52,084,245 for the first six months of 2000, representing a decrease of $2,318,076, or 4.5%. The decrease in revenues for the first six months of 2001 was primarily attributable to a decrease in unit volume sales of core MCU line testing products to SBC Communications, Inc. (including Ameritech, Pacific Bell and SNET) due to a slow-down of that company's DSL rollout, called Project Pronto, a broadband initiative. MCU-related sales to Qwest also decreased as that company evaluates their various testability improvement programs. In addition, sales of OEM-related MCU products decreased with cutbacks in some next-generation Digital Loop Carrier (DLC) systems deployments. As a result of certain of the Company's sales incentive programs, sales of MCU's to both Verizon and BellSouth increased as those customers work toward improving their regional testability rates. The first six months also included increased shipments of the Company's next generation DigiTest system products to Lucent and Nortel Networks, offset somewhat by decreased shipments to Sprint USA between periods. In addition, sales of the Company's new DAU product to Sprint USA continued. Sales of the LIGHTHOUSE product decreased between periods as a result of AT&T's Broadband's decision to delay purchases of cable related equipment, as well as a slow-down by RCN Corporation in deploying cable status monitoring systems. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

GROSS PROFIT

Gross profit for the first six months of 2001 was $27,926,336 compared to $32,299,203 for the first six months of 2000, representing a decrease of $4,372,867, or 13.5%. Gross profit as a percentage of revenues decreased to 56.1% in the first six months of 2001 compared to 62.0% in the same period last year. The overall decrease in gross profit as a percentage of sales resulted primarily from an increase in allocated unit costs arising from lower production volume; the introduction of the new DAU product and lower margins associated with the sale of the Broadcast Program Channel Units during the first quarter of 2001. The Company's gross margin continues to be highly sensitive to the mix of products sold.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the first six months of 2001 was $4,942,320 compared to $5,411,144 for the first six months of 2000. This decrease of $468,824, or 8.7%, is primarily due to reduced discretionary spending on general advertising, promotion and related marketing activities as well as reduced salaries and related costs associated with the cost realignment. As a percentage of revenues, selling and marketing expenses decreased to 9.9% in the first six months of 2001 from 10.4% in the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the first half of 2001 was $2,592,298, a decrease of $280,759, or 9.8%, from the $2,873,057 recorded for the first six months of 2000. The decrease in general and administrative expense primarily reflects reduced expenditures on professional services, decreased recruiting related costs and decreased travel expenditures. This decrease was offset somewhat by an increase in a contingency provision for potential bad debts. As a percentage of revenues, general and administrative expenses decreased to 5.2% in the first half of 2001 from 5.5% in the same period last year.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the first half of 2001 was $6,108,646, an increase of $419,883, or 7.4%, over the $5,688,763 recorded in the first half of 2000. The increase is primarily associated with additional personnel and associated costs to support product development offset somewhat by a decrease in certain performance-based compensation reserves. As a percentage of revenues, research and development expenses increased to 12.3% in the first half of 2001 from 10.9% during the first half of 2001.

SEVERANCE AND RELATED EXPENSE

Refer to the section entitled Results of Operations - Second Quarter for a discussion on severance and related expenses.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income. For the first half of 2001, interest and other income was $1,697,535 compared to $1,015,254 for the first half of 2000, representing an increase of $682,281, or 67.2%. This increase is primarily a result of additional funds available for investment purposes during the current period.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first half of 2001 was $6,022,012, a decrease of $940,988, or 13.5%, from the $6,963,000 for the first half of 2000. The effective income tax rate for the second quarter of 2001 was approximately 38.7% of pretax income compared to the 36.0% effective income tax rate for the prior year period. The increase in the effective income tax rate was primarily due to higher relative levels of state income taxes associated with expanding business activities.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the first half of 2001 was $9,558,595, a decrease of $2,819,898, or 22.8%, from the $12,378,493 recorded in the first half of 2000. Basic and diluted earnings per common share of $.74 and $.71, respectively, for the first half of 2001 decreased by $.26 and $.23, or 26.0% and 24.5%, from the $1.00 and $.94, respectively, earned in the first half of 2000. The first half of 2001 includes approximately $400,000, or $.02 per share after-tax, related to the charge for severance and related costs that was recorded in the second quarter of 2001. Basic and diluted weighted average common and common equivalent shares outstanding were 12,993,558 and 13,391,030, respectively, in the first half of 2001 compared to 12,392,619 and 13,217,634, respectively, in the first half of 2000. As a percentage of revenues, net income for the first half of 2001 decreased to 19.2% compared to the 23.8% for the first half of 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had working capital of $116,795,001, which represented an increase of $5,660,379, or 5.1%, from the $111,134,622 of working capital as of December 31, 2000. The increase in working capital can be attributed primarily to net income and proceeds from the exercise of stock options exceeding the Company's requirements for purchases of property and equipment of $2,435,818. The Capital expenditures for the first half of 2001 include approximately $1,450,000 associated with the purchase of certain land parcels that surround the current leased facility. This purchase was made to provide for future expansion of parking and/or new building structures should they become necessary to support the business operation.

On April 19, 2001, the Company announced its Board of Directors authorized the continuation of a share repurchase program it first started on April 22, 1997. Under the current extension, the Company may repurchase a total of one million shares of its common stock before December 31,

2001. The number of shares that the Company intends to purchase and the time of such purchases will be determined by the Company at its discretion. The Company plans to use existing cash and short-term investments to finance any such purchases. As of June 30, 2001, no shares have been repurchased under this program.

Prior to the aforementioned stock repurchase program extension, the company had repurchased 382,400 shares of common stock. These repurchased shares are intended to provide stock under certain employee benefit programs.

The Company's days sales outstanding ("DSO's") in accounts receivable trade was 58 and 61 days as of June 30, 2001 and December 31, 2000, respectively. The Company's inventory turnover ratio was 1.9 turns and 1.8 turns as of June 30, 2001 and December 31, 2000. Approximately $2,000,000 in inventory was returned to vendors for credit during the first half of 2001 associated with a program addressed to decrease on hand inventory levels commensurate with current sales levels. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

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

                                     BACKLOG

The Company's backlog consists of firm customer purchase orders. As of June 30, 2001, the Company had a backlog of $4,340,747 compared to $8,224,460 at December 31, 2000 and $11,591,177 at July 1, 2000. Approximately 61% of the current backlog is currently scheduled to be sold in the third quarter of 2001. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. While these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of the Company's products.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
           None.

ITEM 2.  CHANGES IN SECURITIES
           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 3, 2001, the Company held its annual shareholders meeting. At the meeting, Richard H. Heibel, M.D. and Robert W. Kampmeinert were elected to the Board of Directors for a three-year term expiring at the annual meeting of shareholders in 2004. The terms of Directors Christian L. Allison, Daniel P. Barry, and David S. Egan also continued after the meeting and will expire at the annual meeting of shareholders in 2002. The terms of Directors James J. Barnes and Rocco L. Flaminio also continued after the meeting and will expire at the annual meeting of shareholders in 2003. In addition, the Company's 1995 Long-term Incentive Compensation Plan was amended to increase the number of shares of Common Stock authorized under the plan by 275,000 shares. Also, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal year 2001. The results of the voting were as follows:

                                                    Total Votes
                                                        Cast             For          Against      Withheld      Abstained
                                                        ----             ---          -------      --------      ---------
Election of Directors:
---------------------
Richard H. Heibel, M.D.                            11,865,329        11,406,738        -----         458,591        -----

Robert W. Kampmeinert                              11,865,329        10,992,353        -----         872,976        -----

Amendment to the Company's 1995 Long-term
Incentive Compensation Plan                        11,865,329         9,651,326       2,165,910       -----         48,093

Ratification of Appointment of                     11,865,329        11,707,133          71,002       -----         87,194
PricewaterhouseCoopers LLP


ITEM 5.  OTHER INFORMATION
           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are being filed with this report:

           Exhibit
           Number          Description
           ------          -----------
            15             Letter re unaudited interim financial information

(b)      Reports on Form 8-K:

         The Company did not file any Current Report on Form 8-K during the quarter ended June 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOLLGRADE COMMUNICATIONS, INC.
                                (REGISTRANT)



Dated:   August 17, 2001        /S/ CHRISTIAN L. ALLISON
                                ------------------------------------
                                CHRISTIAN L. ALLISON
                                CHAIRMAN, PRESIDENT AND
                                CHIEF EXECUTIVE OFFICER





Dated:   August 17, 2001        /S/ SAMUEL C. KNOCH
                                ------------------------------------
                                SAMUEL C. KNOCH
                                CHIEF FINANCIAL OFFICER AND TREASURER





Dated:   August 17, 2001        /S/ BRADLEY N. DINGER
                                ------------------------------------
                                BRADLEY N. DINGER
                                CONTROLLER

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


           Exhibit
           Number          Description
           ------          -----------
           15              Letter re unaudited interim financial information