Form 10-Q
period 2001-09-30
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2001-11-13
CIK 1002531

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended September 29, 2001

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

                             Yes ___X___ No _______

      As of October 25, 2001, there were 13,456,017 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.


This report consists of a total of 25 pages. The exhibit index is on page 24.

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 29, 2001


                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
-------  ---------------------                                                                    --------
ITEM 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 29, 2001
         AND DECEMBER 31, 2000 ..................................................................   3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH
         AND NINE-MONTH PERIODS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000..................   4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH
         PERIODS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000.................................   5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....................................   6

         REVIEW REPORT OF INDEPENDENT ACCOUNTANTS................................................  11

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION...  12


PART II.  OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS......................................................................  23
ITEM 2    CHANGES IN SECURITIES..................................................................  23
ITEM 3    DEFAULTS UPON SENIOR SECURITIES........................................................  23
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................  23
ITEM 5    OTHER INFORMATION......................................................................  23
ITEM 6    EXHIBITS AND REPORTS FILED ON FORM 8-K.................................................  23

SIGNATURE........................................................................................  24

EXHIBIT INDEX....................................................................................  25

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  (UNAUDITED)
                                                                                 SEPTEMBER 29,            DECEMBER 31,
                                                                                      2001                  2000
---------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                $  80,430,325         $  30,423,783
         Short-term investments                                                      11,049,292            28,405,655
         Accounts receivable:
                  Trade                                                              12,409,465            18,775,643
                  Other                                                                 375,417               813,809
         Inventories                                                                 23,070,681            30,499,482
         Prepaid expenses and deposits                                                  395,784               787,098
         Prepaid and refundable taxes                                                   533,402             8,950,672
         Deferred tax assets                                                            975,118               983,246
---------------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                              129,239,484           119,639,388

Long-term investments                                                                 1,455,000             2,750,000
Property and equipment, net                                                           7,427,307             6,503,923
Deferred tax assets                                                                   2,657,479             2,380,828
Other assets                                                                            328,991                   417
=====================================================================================================================
                  TOTAL ASSETS                                                    $ 141,108,261         $ 131,274,556
=====================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                         $     228,866         $   1,874,328
         Accrued expenses                                                             2,634,980             1,937,589
         Accrued salaries and wages                                                     772,500             2,813,433
         Royalties payable                                                              339,238             1,142,478
         Income taxes payable                                                           430,427               636,938
         Deferred income                                                                120,000               100,000
---------------------------------------------------------------------------------------------------------------------
                      TOTAL CURRENT LIABILITIES                                       4,526,011             8,504,766

Deferred tax liabilities                                                                  9,950                 9,950
---------------------------------------------------------------------------------------------------------------------
                 TOTAL  LIABILITIES                                                   4,535,961             8,514,716

Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
            50,000,000; issued shares, 13,453,351 and 13,329,264,
             respectively
                                                                                      2,690,670             2,665,853
         Additional paid-in capital                                                  68,442,922            66,343,728
                Treasury stock, at cost, 386,800 shares, in 2001 and 2000,
                respectively                                                         (3,164,975)           (3,164,975)
         Retained earnings                                                           68,603,683            56,915,234
---------------------------------------------------------------------------------------------------------------------
                 TOTAL  SHAREHOLDERS' EQUITY                                        136,572,300           122,759,840
=====================================================================================================================
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 141,108,261         $ 131,274,556
=====================================================================================================================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          FOR THE                           FOR THE
                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                -----------------------------     -----------------------------
                                                                SEPTEMBER 29,   SEPTEMBER 30,     SEPTEMBER 29,   SEPTEMBER 30,
                                                                   2001            2000               2001            2000
===============================================================================================================================
REVENUES                                                        $16,037,957    $29,787,819        $65,804,126     $81,872,064
COST OF SALES                                                     7,666,181     10,840,558         29,506,014      30,625,600
-----------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                      8,371,776     18,947,261         36,298,112      51,246,464
-----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Selling and marketing                                        2,022,930      3,439,953          6,965,250       8,851,097
     General and administrative                                   1,019,748      1,591,603          3,612,046       4,464,660
     Research and development                                     2,638,680      3,178,081          8,747,326       8,866,844
     Severance and related expense                                     --             --              400,000            --
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                 5,681,358      8,209,637         19,724,622      22,182,601
INCOME FROM OPERATIONS                                            2,690,418     10,737,624         16,573,490      29,063,863
     Interest and other income, net                                 800,436        661,917          2,497,971       1,677,171
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        3,490,854     11,399,541         19,071,461      30,741,034
     Provision for income taxes                                   1,361,000      4,104,000          7,383,012      11,067,000
===============================================================================================================================
NET INCOME                                                      $ 2,129,854    $ 7,295,541        $11,688,449     $19,674,034
===============================================================================================================================
EARNINGS PER SHARE INFORMATION:
Weighted average shares of common stock and equivalents:
     Basic                                                       13,065,809     12,821,132         13,017,819      12,536,510
     Diluted                                                     13,377,544     13,460,481         13,392,507      13,314,988
-----------------------------------------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:
     Basic                                                      $       .16    $       .57        $       .90     $      1.57
     Diluted                                                    $       .16    $       .54        $       .87     $      1.48


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                         Sept. 29, 2001       Sept. 30, 2000
============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $ 11,688,449         $ 19,674,034
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                      1,738,537            1,331,410
         Tax benefit from exercise of stock options                                         1,065,801            9,883,835
         Refund of income taxes paid                                                        8,417,270                 --
         Deferred income taxes                                                               (268,523)            (114,785)
         Provision for losses on inventory                                                    164,963              391,152
         Provision for allowance for doubtful accounts                                        175,000                3,393
Changes in assets and liabilities:
         Decrease (increase) in accounts receivable-trade                                   6,191,178           (3,231,161)
         Decrease (increase) in accounts receivable-other                                     438,392             (341,361)
         Decrease (increase) in inventories                                                 7,263,838           (9,186,255)
         Decrease (increase) in prepaid expenses and other assets                             391,314              (49,586)
         (Decrease) increase in accounts payable                                           (1,645,462)           2,344,950
         Increase (decrease) in accrued expenses and deferred income                          717,391             (914,516)
         (Decrease) increase in accrued salaries and wages                                 (2,040,933)             607,754
         Decrease in royalties payable                                                       (803,240)             (47,710)
         Decrease in income taxes payable                                                    (206,511)          (1,838,214)
--------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                                33,287,464           18,512,940
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemption/maturity of investments                                                46,473,811           14,427,752
         Purchase of investments                                                          (27,822,448)         (23,366,913)
         Capital expenditures                                                              (2,661,504)          (2,930,048)
         Investments in other assets                                                         (328,991)                --
--------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) investing activities                      15,660,868          (11,869,209)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                                            1,058,210           11,046,256
--------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                                 1,058,210           11,046,256
--------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                  50,006,542           17,689,987
Cash and cash equivalents at beginning of period                                           30,423,783           15,555,810
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $ 80,430,325         $ 33,245,797
==========================================================================================================================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month and nine-month periods ended September 29, 2001 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month and nine-month periods ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.       INVENTORIES

At September 29, 2001 and December 31, 2000, inventories consisted of the following:

                                     (Unaudited)
                                    September 29,         December 31,
                                        2001                 2000
                                    ------------         ------------
Raw materials ..............        $ 12,285,770         $ 14,885,196
Work in progress ...........           7,159,894           12,981,052
Finished goods .............           4,641,017            3,718,234
                                    ------------         ------------
                                      24,086,681           31,584,482
Reserves for slow moving and
   obsolete inventory                 (1,016,000)          (1,085,000)
                                    ------------         ------------
                                    $ 23,070,681         $ 30,499,482
                                    ============         ============

3.       SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term investments at September 29, 2001 and December 31, 2000 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. Long-term investments are comprised of individual municipal bonds with a maturity of more than one year but less than eighteen months and are stated at cost, which approximated market value. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.


The estimated fair values of the Company's financial instruments are as follows:

                                                     (Unaudited)
                                                     September 29,                         December 31,
                                                        2001                                   2000
                                             ----------------------------        -------------------------------
                                             Carrying             Fair             Carrying           Fair
                                               Amount             Value             Amount            Value
                                            -----------        -----------        -----------        -----------
Financial assets:
Cash and cash equivalents ..........        $80,430,325        $80,430,325        $30,423,783        $30,423,783
Short-term and long-term investments         12,504,292         12,515,450         31,155,655         31,104,323
                                            -----------        -----------        -----------        -----------
                                            $92,934,617        $92,945,775        $61,579,438        $61,528,106
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

The calculation of net income per common and common equivalent shares follows (unaudited):


                                                       Three Months       Three Months        Nine Months       Nine Months
                                                          Ended              Ended              Ended              Ended
                                                      September 29,     September 30,     September 29,       September 30,
                                                           2001              2000                2001              2000
==========================================================================================================================
Net income ......................................       $ 2,129,854       $ 7,295,541       $11,688,449       $19,674,034
==========================================================================================================================
Common and common equivalent shares:
Weighted average number of
common shares outstanding
during the period ...............................        13,065,809        12,821,132        13,017,819        12,536,510

Common shares issuable upon exercise
of outstanding stock options:
   Diluted ......................................           311,735           639,349           374,688           778,478

Common and common equivalent shares
Outstanding during the period:
-------------------------------------------------------------------------------------------------------------------------
   Diluted ......................................        13,377,544        13,460,481        13,392,507        13,314,988
==========================================================================================================================
Earnings per share data
Net income per common and common
Equivalent shares:
Basic ...........................................       $       .16       $       .57       $       .90       $      1.57
Diluted .........................................       $       .16       $       .54       $       .87       $      1.48

5.       DEFERRED AND REFUNDABLE TAX ASSETS

The Company's current refundable tax assets as of December 31, 2000 included a tax benefit of $8,950,672, which resulted principally from the exercising of certain nonstatutory stock options by various directors, officers and other employees under the Company's stock option programs during 2000. The Company was entitled to a tax deduction in the tax year ended December 31, 2000 equal to the difference between the fair market value of the shares received by the option holders upon exercise and the exercise price of the nonstatutory stock options. During 2001, the company received $8,417,270 in federal income tax refunds associated with prior year taxes paid. The remaining current prepaid and refundable taxes are prepaid state income taxes and it is anticipated that these amounts will be refunded to the Company during the fourth quarter of 2001.

6.        STOCK REPURCHASE PROGRAM

On April 19, 2001, the Company announced its Board of Directors authorized the continuation of a share repurchase program that was originally initiated on April 22, 1997. Under the current extension, the Company may repurchase an additional one million shares of its common stock before December 31, 2001. The number of shares that the Company intends to purchase and the time of such purchases will be determined by the Company at its discretion. The Company plans to use existing cash and short-term investments to finance any such purchases. As of September 29, 2001, no shares have been repurchased under this program.

Prior to the aforementioned stock repurchase program extension, the Company had repurchased 382,400 shares of common stock. These repurchased shares are intended to provide stock under certain employee benefit programs.

7.        SEVERANCE AND RELATED EXPENSE

On April 19, 2001, the Company announced a restructuring program to implement certain cost reduction initiatives that included the elimination of approximately 80 positions within the general and administrative, research and development and support areas. As a result of the restructuring program, the Company recorded a pre-tax charge for severance, outplacement and other related costs of $400,000 during the second quarter. This realignment is estimated to generate approximately $4,300,000 in annualized pre-tax savings.

8.        SUBSEQUENT EVENT

On September 28, 2001, the Company entered into an Asset Purchase Agreement (the "Agreement") in accordance with which, subject to certain closing conditions, it would acquire certain assets and assume certain liabilities of the MLT/LoopCare(TM) product business from Lucent Technologies, Inc. ("Lucent") for approximately $60,000,000 in cash. Tollgrade closed on this transaction on September 30, 2001 after meeting all conditions of closing. The assets consisted principally of existing contracts, software and related computer equipment, while the liabilities were principally related to software warranties currently under contract. Tollgrade used available cash and short-term investments to finance the acquisition. LoopCare is the Plain Old Telephone Services ("POTS") test system used universally by the Regional Bell Operating Companies. The LoopCare acquisition will be recorded under the purchase method of accounting and accordingly, the results of operations of the LoopCare business for the period beginning October 1, 2001, forward will be included in the consolidated financial statements of the Company. The purchase price allocation is currently under evaluation and is expected to be finalized by the end of the fourth quarter.


9.          ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 established accounting and reporting standards for business combinations. SFAS No. 142 established accounting and reporting standards for acquired goodwill and other intangible assets, specifically how they should be treated upon and subsequent to their acquisition. Both SFAS No. 141 and SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001; however, early adoption is permitted. SFAS 142 statements contain provisions which require that these statements be applied to all business combinations initiated after June 30, 2001. Therefore, the Company is expecting to adopt SFAS N0. 141 and SFAS No. 142 during the fourth quarter of fiscal year 2001 as it relates to its recent acquisition.

On August 15, 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." On October 4, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company is presently evaluating the impact these statements may have on the Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Tollgrade Communications, Inc. and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and its subsidiaries as of September 29, 2001, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 29, 2001 and September 30, 2000 and the condensed consolidated statements of cash flows for the nine- month periods ended September 29, 2001 and September 30, 2000. These financial statements are the responsibility of the Company's management.

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


PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
October 9, 2001

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the following Management's Discussion and Analysis of Results of Operations and Financial Condition which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Tollgrade Communications, Inc.'s (the "Company") present expectations or beliefs concerning future events. The Company cautions that such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These statements as to management's beliefs, strategies, plans, expectations or opinions in connection with Company performance, are based on a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These include:

- Customers' ability to meet established purchase forecasts and their own growth projections;

- The ability of certain customers to maintain financial strength and access to capital;

- The ability for sales and marketing partners to meet their own performance objectives and provide vendor financing to certain local exchange carriers;

-     Customers' seasonal buying patterns and the risk of order cancellations;

- Risk of shortage of key components and possibility of limited source of supply;

-     Manufacturing delays and availability of manufacturing capacity;

-     Intense competition in the market for the Company's products;

- Rapid technological change along with the need to continually develop new products and gain customer acceptance and approval;

-     The company's dependence on a relatively narrow range of products;

-     Competition;

-     The Company's dependence on key employees;

-     Difficulties in managing the Company's growth;

- The Company's dependence upon a small number of large customers and certain suppliers;

-     The Company's dependence upon proprietary rights;

-     Risks of third party claims of infringement;

-     Possibility of product defects;

- The potential of having excess inventory and risk of parts' obsolescence should demand for the Company's products decrease substantially; and

-     Government regulation.

OVERVIEW

The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports test system, test access and status monitoring products for the telecommunications and cable television industries. The following overview discussion excludes the recent acquisition of the LoopCare product business from Lucent (see section entitled Subsequent Event for a discussion of this acquisition). The Company's telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" (" POTS") lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 78% of the Company's revenue for the third quarter ended September 29, 2001. The Company's MCU product line will continue to account for a majority of the Company's revenues for the foreseeable future.

The Company's DigiTest(R) centralized network test system platform focuses on helping local exchange carriers conduct the full range of fault diagnosis, along with the ability to qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and Integrated Services Digital Network ("ISDN") service. The Company's DigiTest system is designed to provide complete hardware testing for POTS and local loop prequalification for DSL services. The system currently consists of three integrated pieces of hardware - the Digital Measurement Node ("DMN"), the Digital Measurement Unit ("DMU"), and the Digital Wideband Unit ("DWU"). When used in an integrated fashion, the DigiTest system will permit local exchange carriers to perform a complete array of central office testing including POTS, DSL line prequalification, bridged tap detection, data rate prediction, and in-service wideband testing. Sales of the DigiTest product line accounted for approximately 4% of the Company's revenue for the third quarter of 2001. In addition, the Company's DigiTest Access Unit ("DAU") provides automated test access of locally non-switched, two wire circuits and helps facilitate the line sharing or the spectral unbundling process for both incumbent (ILEC) and competitive local exchange carriers (CLECs). Sales of the DAU accounted for approximately 6% of total revenue for the current quarter.

The Company's LIGHTHOUSE(R) cable products consist of a complete cable status monitoring system that provides a broad testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system includes a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. Sales of the LIGHTHOUSE product line accounted for approximately 6% of the Company's revenue for the third quarter of 2001.

The Company's Professional Services business offers various Testability Improvement Initiatives. These services may offer the customer the opportunity to make improvements in testability levels, while training their own staffs in targeted geographic regions over a defined period of time. By making improvements in the customer's digital loop carrier ("DLC") testability levels, the customer's internal repair technicians can make use of automated systems to diagnose and repair subscriber loop problems thereby automatically eliminating the need for the involvement of several highly trained people to test and diagnose line problems. Sales of the Professional Services business accounted for approximately 6% of the Company's revenue for the third quarter of 2001.

The Company's telecommunication product sales and services are primarily to the four Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies and to certain digital loop carrier ("DLC") equipment manufacturers. For the third quarter ended

September 29, 2001, approximately 74% of the Company's total revenue was generated from sales to these four RBOCs. During the third quarter of 2001, sales to one RBOC exceeded 10% of consolidated revenues, accounting for approximately 63% of consolidated revenues. Due to the Company's present dependency on these key customers, the loss of one or more of them as a customer or the reduction of orders for the Company's products by them could materially and adversely affect the Company.

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

The Company believes that recent changes within the telecommunication marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have resulted in some discounting and more favorable terms granted to certain customers of the Company. The Company's operating results for the third quarter of 2001 included certain sales incentive-based MCU orders and shipments that were made late in the third quarter which could affect product sales in the fourth quarter. The continued success of the Company's Professional Services business will be vital to maintaining a solid rate of MCU deployments in the near-term. Although the Company will continue to strive to meet the demands of its customers, which include delivery of quality products at an acceptable price and on acceptable terms, there are no assurances that the Company will be successful in negotiating acceptable terms and conditions pertaining to these large orders. Additionally, continuing consolidation efforts among the RBOCs and cable television industry, and their ability to consolidate their inventory and product procurement systems could cause fluctuations or delays in the Company's order patterns. The timing of these orders is also sensitive to the RBOCs relationships with their various organized labor groups. Also, recent efforts in the cable status monitoring industry to standardize transponders among status monitoring systems could cause pricing pressure as well as affect deployment within certain customers of the Company's cable products. These standards may affect the Company's revenues from such products in subsequent periods. The Company cannot predict such future events or business conditions and the Company's results may be adversely affected by these industry trends in the primary markets it serves.

Although international sales to date have not been significant, the Company believes that certain international markets may offer opportunities. However, the international telephony markets differ from those found domestically due to the different types and configurations of equipment used by those international communication companies to provide services. In addition, certain competitive elements also are found internationally which do not exist in the Company's domestic markets. These factors, when combined, have made entrance into these international markets very difficult. From time to time, the Company has utilized the professional services of various marketing consultants to assist in defining the Company's international market opportunities. With the assistance of these consultants and through direct marketing efforts by the Company, it has been determined that its present MCU technology offers limited opportunities in certain international markets for competitive and other technological reasons. However, the Company continues to evaluate opportunities for its other products in international markets. There can be no assurance that any continued efforts by the Company will be successful or that the Company will achieve significant international sales. Additionally, on October 18, 2001, the Company announced that it has entered into a strategic alliance with Acterna (the world's largest provider of test and management solutions for optical transport, access and cable networks, and the second largest communication test company overall) to help improve the installation, deployment and management of DSL services worldwide. Under the terms of the agreement, Acterna and the Company will jointly develop and market DSL remote test solutions for provisioning and maintenance of service provider networks worldwide. The first joint offering from this alliance is expected to be available in the first quarter of 2002.

The Company believes that the continued downturn in the U.S. economy during 2001 has had a dramatic effect on capital spending across all industries, including the telecommunications and cable television industries. Several of the Company's key RBOC customers have announced capital spending reductions in 2001. In addition, on October 17, 2001 Sprint Corporation announced the discontinuation of their Integrated On-demand Network ("ION") project. Historically, Sprint Corporation has been a material customer for the Company's DigiTest products for this ION project. Although the Company will continue to strive to market and sell its DigiTest products to other customers, the loss of sales to the Sprint ION project could materially and adversely affect the Company. The Company's key Lighthouse customers, that include AT&T Broadband and RCN Corporation, have announced capital spending deferrals until their current excess inventories are consumed. The Company believes that, as a result of the current economic environment as well as the items just mentioned, it is difficult to predict with any level of certainty revenues and earnings per share beyond the fourth quarter of 2001.

The Company believes that continued growth will depend, in part, on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percentage of revenues were approximately 17% for the third quarter of 2001.

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

                      RESULTS OF OPERATIONS - THIRD QUARTER

REVENUES
Revenues for the third quarter of 2001 of $16,037,957 were $13,749,862, or 46.2%, lower than the revenues of $29,787,819 reported for the third quarter of 2000. The revenue performance for the current quarter versus the prior year period include:

- A decrease in revenues for the third quarter of 2001 was primarily attributable to a decrease in unit volume sales of core MCU line testing products. Sales to SBC were comparable between periods due to strong sales of certain MCU products to Ameritech, related to the restoration testability initiatives of that customer's network. Additionally, the Company's OEM resellers shipped fewer next-generation Digital Loop Carrier
      (DLC) systems, which affected related MCU products sales to these customers. Overall sales of the Company's core MCU products comprised 78.0% of the total quarterly revenues.

- The current quarter included decreased shipments of the Company's next generation DigiTest system products to Sprint USA and to authorized resellers for resale to CLECs. Sales of DigiTest products represented 3.6% of total revenue for the quarter.

- Continued shipments of the Company's DAU product to Sprint USA. Sales of DAU represented 6.4% of revenue for the quarter.


- Sales of the Company's Professional Services business increased between periods, primarily from installation oversight and project management services provided to the Ameritech region of SBC associated with their restoration of testability levels previously mentioned. Sales of Professional Services represented 6.0% of third quarter 2001 revenue.

- Sales of the LIGHTHOUSE product decreased between periods as a result of the slow-down by certain cable customers in deploying cable status monitoring systems. The current quarter included initial modest shipments of the LIGHTHOUSE system to AOL Time Warner Corporation. Sales of the Company's LIGHTHOUSE Cable Status Monitoring system represented 5.7% of third quarter 2001 revenue.


The third quarter 2001 revenue included certain sales incentive-based MCU orders and shipments that occurred late in the quarter. These sales incentives included bulk sales of MCU's to both SBC and BellSouth. The Company believes that these bulk purchases of MCUs will ultimately help facilitate those customers ability to improve their regional testability rates upon deployment of these units. In certain cases, the Company will support the customer in deploying these MCUs within their respective regions. Due to the significance and timing of these MCU shipments and the Company's reliance on our customer's ability to successfully deploy these units in a timely fashion, the sales of MCUs in the fourth quarter of 2001 could be affected. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.


GROSS PROFIT

Gross profit for the third quarter of 2001 was $8,371,776 compared to $18,947,261 for the third quarter of 2000, representing a decrease of $10,575,485, or 55.8%. Gross profit as a percentage of revenues decreased to 52.2% in the third quarter of 2001, compared to 63.6% in the same quarter last year. The overall decrease in gross profit as a percentage of sales resulted primarily from an increase in allocated unit costs arising from lower production volume, the impact of the sales incentive programs for bulk-buys of MCU's mentioned above, certain product warranty reserves, as well as the product mix of sales. The Company's gross margin continues to be highly sensitive to the mix of products sold.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the third quarter of 2001 was $2,022,930 compared to $3,439,953 for the third quarter of 2000. This decrease of $1,417,023, or 41.2%, is primarily due to reduced discretionary spending on general advertising, promotion and related marketing activities as well as reduced salaries and related costs associated the workforce reduction and the realignment of costs initiated in the second quarter of 2001. As a percentage of revenues, selling and marketing expenses increased to 12.6% in the third quarter of 2001 from 11.5% in the third quarter of 2000.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the third quarter of 2001 was $1,019,748, a decrease of $571,855, or 35.9%, from the $1,591,603 recorded in the third quarter of 2000. The decrease in general and administrative expense primarily reflects the decrease in salaries and related costs associated with the workforce reduction and the realignment of costs initiated in the second quarter of 2001, reduced expenditures on professional services and reduced recruiting-related costs. As a percentage of revenues, general and administrative expenses increased to 6.4% in the third quarter of 2001 from 5.3% in the third quarter of 2000.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the third quarter of 2001 was $2,638,680, a decrease of $539,401, or 17.0%, over the $3,178,081 recorded in the third quarter of 2000. The decrease in research and development expense is primarily associated with the decrease in salaries and related costs associated with the workforce reduction and the realignment of costs initiated in the second quarter of 2001, as well as a reduction in certain project-related costs for materials and supplies. As a percentage of revenues, research and development expense increased to 16.5% in the third quarter of 2001 from 10.7% in the third quarter of 2000.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income. For the third quarter of 2001, interest and other income was $800,436 compared to $661,917 for the third quarter of 2000, representing an increase of $138,519, or 20.9%. This increase is primarily a result of additional funds available for investment purposes during the current period.

PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter of 2001 was $1,361,000, a decrease of $2,743,000, or 66.8%, from the $4,104,000 for the third quarter of 2000. The effective income tax rate for the third quarter of 2001 was approximately 39.0% of pretax income compared to the 36.0% effective income tax rate for the third quarter of 2000. The increase in the effective income tax rate was primarily due to higher relative levels of state income taxes associated with expanding business activities.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the third quarter of 2001 was $2,129,854, a decrease of $5,165,687, or 70.8%, from the $7,295,541 recorded in the third quarter of 2000. Basic and diluted earnings per common share of $.16 for the third quarter of 2001 decreased by $.41 and $.38, or 71.9% and 70.4%, from the $.57 and $.54, respectively, earned in the third quarter of 2000. Basic and diluted weighted average common and common equivalent shares outstanding were 13,065,809 and 13,377,544, respectively, in the third quarter of 2001 compared to 12,821,132 and 13,460,481, respectively, in the third quarter of 2000. As a percentage of revenues, net income for the third quarter of 2001 decreased to 13.3% compared to the 24.5% for the third quarter of 2000.

                       RESULTS OF OPERATIONS YEAR-TO-DATE

REVENUES

For the first nine months of 2001, revenues were $65,804,126 compared to $81,872,064 for the first nine months of 2000, representing a decrease of $16,067,938, or 19.6%. The revenue performance for the first nine months of 2001 versus the comparable prior year period include:

- The decrease in revenues for the first nine months of 2001 was primarily attributable to a decrease in unit volume sales of core MCU line testing products primarily to Qwest, BellSouth and certain CLEC customers as a result of slower deployments, due to continuing budget restrictions causing these customers to reduce their MCU purchases. In addition, sales of OEM-related MCU products decreased primarily as a result of certain OEM resellers shipping fewer next-generation DLC systems to their end customers. Overall sales of the Company's core MCU comprised 71.6% of the total revenues for the first nine months of 2001.

- The first nine months of 2001 included decreased shipments of the Company's next generation DigiTest system products to Sprint USA, SBC Telecom, Inc. (a CLEC subsidiary of SBC) and to certain resellers for resale to other CLECs between periods. Sales of DigiTest products represented 14.8% of total revenue for the first nine months of 2001.

- Sales of the Company's new DAU product to Sprint USA, as well as to Lucent for deployment within a certain CLEC continued and represented 6.1% of the first nine months of 2001 revenues.

- Sales of the LIGHTHOUSE product decreased between periods as a result of AT&T's Broadband's decision to delay purchases of cable related equipment, as well as a slow-down by RCN Corporation in deploying cable status monitoring systems. Sales of the Company's LIGHTHOUSE Cable Status Monitoring system represented 4.2% of the first nine months of 2001 revenue.

- Sales of the Company's Professional Services business increased between periods, primarily from installation oversight and project management services provided to the Ameritech region of SBC associated with their restoration of testability levels previously mentioned. Sales of Professional Services represented 3.2% of the first nine months of 2001 revenue.

Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders and shipments, and are not necessarily indicative of long-term trends in sales of the Company's products.

GROSS PROFIT

Gross profit for the first nine months of 2001 was $36,298,112 compared to $51,246,464 for the first nine months of 2000, representing a decrease of $14,948,352, or 29.2%. Gross profit as a percentage of revenues decreased to 55.2% in the first nine months of 2001 compared to 62.6% in the same period last year. The overall decrease in gross profit as a percentage of sales resulted primarily from an increase in allocated unit costs arising from lower production volume, the introduction of the new DAU product during the period and lower margins associated with the sale of the Broadcast Program Channel Units during the first quarter of 2001. The Company's gross margin continues to be highly sensitive to the mix of products sold.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the first nine months of 2001 was $6,965,250 compared to $8,851,097 for the first nine months of 2000. This decrease of $1,885,847, or 21.3%, is primarily due to reduced discretionary spending on general advertising, promotion and related marketing activities as well as reduced salaries and related costs associated with the workforce reduction and the realignment of costs initiated in the second quarter of 2001. As a percentage of revenues, selling and marketing expenses decreased to 10.6% in the first nine months of 2001 from 10.8% in the same period last year.


GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the first nine months of 2001 was $3,612,046, a decrease of $852,614, or 19.1%, from the $4,464,660 recorded for the first nine months of 2000. The decrease in general and administrative expense primarily reflects reduced expenditures on professional services, recruiting and travel offset, somewhat, by an increase in the reserve for bad debts. As a percentage of revenues, general and administrative expenses were 5.5% in the first nine months, which is consistent with the same period last year.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the first nine months of 2001 was $8,747,326, a decrease of $119,518, or 1.3%, over the $8,866,844 recorded in the first nine months of 2000. The decrease is primarily associated with a decrease in certain performance-based compensation reserves as well as project and travel related expenses, offset somewhat by additional personnel and associated costs to support product development. As a percentage of revenues, research and development expenses increased to 13.3% in the first nine months of 2001 from 10.8% during the first nine months of 2001.

SEVERANCE AND RELATED EXPENSE

On April 19, 2001, the Company announced a cost realignment initiative. The restructuring program resulted in workforce reduction charges of $400,000 related to the cost of severance and related benefits for the termination of approximately 80 employees, as well as exit costs consisting of consulting and legal fees. During the second quarter of 2001, all terminations of identified personnel were completed. The Company paid approximately $291,000 for involuntary termination benefits and other associated costs during the second and third quarter of 2001. The Company expects annualized pre-tax savings of $4,300,000, or $.20 per share after-tax, associated with this cost realignment initiative.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest income. For the first nine months of 2001, interest and other income was $2,497,971 compared to $1,677,171 for the first nine months of 2000, representing an increase of $820,800, or 48.9%. This increase is primarily a result of additional funds available for investment purposes during the current period.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first nine months of 2001 was $7,383,012, a decrease of $3,683,988, or 33.3%, from the $11,067,000 for the first nine months of 2000. The effective income tax rate for the nine months of 2001 was approximately 38.7% of pretax income compared to the 36.0% effective income tax rate for the prior year period. The increase in the effective income tax rate was primarily due to higher relative levels of state income taxes associated with expanding business activities.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the first nine months of 2001 was $11,688,449, a decrease of $7,985,585, or 40.6%, from the $19,674,034 recorded in the first nine months of 2000. Basic and diluted earnings per common share of $.90 and $.87, respectively, for the first nine months of 2001 decreased by $.67 and $.61, or 42.7% and 41.2%, from the $1.57 and $1.48, respectively, earned in the first nine months of 2000. The first nine months of 2001 includes approximately $400,000, or $.02 per share after-tax, related to the charge for severance and related costs that was recorded in the second quarter of 2001. Basic and diluted weighted average common and common equivalent shares outstanding were 13,017,819 and 13,392,507, respectively, in the first nine months of 2001 compared to 12,536,510 and 13,314,988, respectively, in the first nine months of 2000. As a percentage of revenues, net income for the first nine months of 2001 decreased to 17.8% compared to the 24.0% for the first nine months of 2000.


                         LIQUIDITY AND CAPITAL RESOURCES

At September 29, 2001, the Company had working capital of $124,713,472, which represented an increase of $13,578,850, or 12.2%, from the $111,134,622 of working capital as of December 31, 2000. The increase in working capital can be attributed primarily to net income and proceeds from the exercise of stock options exceeding the Company's requirements for purchases of property and equipment of $2,661,504. The Capital expenditures for the first nine months of 2001 include approximately $1,622,657 associated with the purchase of certain land parcels that surround the current leased facility in Cheswick Pennsylvania. This purchase was made to provide for future expansion of parking and/or new building structures should they become necessary to support the business operation.

On April 19, 2001, the Company announced its Board of Directors authorized the continuation of a share repurchase program it first started on April 22, 1997. Under the current extension, the Company may repurchase an additional one million shares of its common stock before December 31, 2001. The number of shares that the Company intends to purchase and the time of such purchases will be determined by the Company at its discretion. The Company plans to use existing cash and short-term investments to finance any such purchases. As of September 29, 2001, no shares have been repurchased under this program.

Prior to the aforementioned stock repurchase program extension, the company had repurchased 382,400 shares of common stock. These repurchased shares are intended to provide stock under certain employee benefit programs.

The Company's days sales outstanding ("DSO's") in accounts receivable trade, based on twelve months rolling revenue, was 47 and 61 days as of September 29, 2001 and December 31, 2000, respectively. The Company's inventory turnover ratio was 1.7 and 1.8 turns as of September 29, 2001 and December 31, 2000, respectively. Approximately $2,000,000 in inventory was returned to vendors for credit during the first nine months of 2001 associated with a program addressed to decrease on hand inventory levels commensurate with current sales levels. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

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

SUBSEQUENT EVENT

On September 30, 2001, the Company completed the acquisition of the software assets of the MLT/LoopCare(TM) test system business from Lucent Technologies, Inc. ("Lucent") for approximately $60,000,000 in cash. The transaction was consummated pursuant to an Asset Purchase Agreement, entered into on September 28, 2001. The assets consisted principally of software and related computer equipment. The equipment was used by Lucent in support of the software and Tollgrade presently intends to continue to use the equipment for the same purpose. The purchase price of $60,000,000 in cash was arrived at by negotiation among the parties. Tollgrade used available cash and short-term investments to finance the acquisition. LoopCare is the Plain Old Telephone Services ("POTS") test system used by all of the Regional Bell Operating Companies. The testing system measures loop parameters, gathers provisioning and operational information from the network elements, and analyzes data. The software products include the Mechanized Loop Testing (MLT) system that currently tests more than 140 million lines in telecommunication networks worldwide, LoopCare which incorporates the expertise derived from the MLT system supports xDSL, ISDN, POTS and coin service on local metallic wire and DLC loops. The LoopCare solution, which currently works with the Company's existing DigiTest test system platform, includes the measurement of the metallic parameters of the loop to detect shorts, grounds, opens, or other metallic faults that could affect DSL service; measure the broadband spectral density of the noise on the loop; identify the location and length of bridged taps that affect DSL service; predict the downstream and upstream data rate that the loop can support; recommend the most effective remedial action to improve the data rate on lines that cannot support the rate requested by the subscriber. The revenues of this business include initial Right To Use ("RTU") fees, as well as fees associated with annual maintenance contracts. These maintenance fees are based upon various service levels selected by the customer. The Company plans to recognize revenue from the RTU fees in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. When the arrangement with the customer includes future obligations for which fair value does not exist or when customer acceptance is required, revenue is recognized when those obligations have been met or customer acceptance has been received. The customer's network planning and purchase decisions for these software systems normally involve a significant commitment of its resources and a lengthy evaluation and qualification process. Revenue from maintenance support services will be deferred based upon the fair value of the program and then recognized on a straight-line basis over the period of the maintenance contract. The Company may experience fluctuations in its RTU and maintenance fees in future periods. As the Company cannot predict such future events or business conditions the Company's results may be adversely affected by these trends. The LoopCare acquisition will be recorded under the purchase method of accounting and accordingly, the results of operations of LoopCare for the period beginning September 30, 2001, forward will be included in the consolidated financial statements of the Company.


                                     BACKLOG

The Company's backlog consists of firm customer purchase orders. As of September 29, 2001, the Company had a backlog of $3,604,105 compared to $8,224,460 at December 31, 2000 and $14,412,165 at September 30, 2000. Approximately 77% of the current backlog is currently scheduled to be sold in the fourth quarter of 2001. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. While these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of the Company's products.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:
           The following exhibits are being filed with this report:

           Exhibit
           Number          Description

            15             Letter re unaudited interim financial information

  (b)    Reports on Form 8-K:

         The Company filed one Current Report on Form 8-K during the quarter ended September 29, 2001. On September 20, 2001, the Company disclosed certain information in the form 8-K pursuant to Regulation FD (17 CFR 243.100-243.103).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TOLLGRADE COMMUNICATIONS, INC.
                                         (REGISTRANT)



Dated:   November 13, 2001                /S/ CHRISTIAN L. ALLISON
                                          -------------------------------------
                                          CHRISTIAN L. ALLISON
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER





Dated:   November 13, 2001                /S/ SAMUEL C. KNOCH
                                          -------------------------------------
                                          SAMUEL C. KNOCH
                                          CHIEF FINANCIAL OFFICER AND TREASURER





Dated:   November 13, 2001                S/ BRADLEY N. DINGER
                                          -------------------------------------
                                          BRADLEY N. DINGER
                                          CONTROLLER

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


              Exhibit
              Number          Description
              ------          -----------
               10.2           Tollgrade Communications, Inc. 1995 Employee
                              Incentive Compensation Plan (as amended through
                              May 3, 2001).

               10.25 Tollgrade Communications, Inc. 1998 Employee Incentive Compensation Plan (as amended through May 3, 2001).

               10.26 Asset Purchase Agreement by and between Lucent Technologies and Tollgrade Communications, Inc. dated September 28, 2001, incorporated by reference to the Company's 8-K filed on October 15, 2001.

               15             Letter re unaudited interim financial information