Form 10-K
period 2001-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2002-03-22
CIK 1002531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------

The Registrant estimates that as of March 8, 2002, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates (excluding for purposes of this calculation only, 118,279 shares of Common Stock held of record or beneficially by the executive officers and directors of the Registrant as a group) of the Registrant was $326,326,085.

As of March 8, 2002, the Registrant had outstanding 13,547,336 shares of its Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE



                                                              Parts of Form 10-K into which
Document                                                       Document is incorporated
--------                                                       ------------------------
Portions of the Annual Report to Shareholders
 for the year ended December 31, 2001                                 II and IV

Portions of the Proxy Statement to be distributed
 in connection with the 2002 Annual
 Meeting of Shareholders                                                 III

                                     PART I


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 Business and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation, and statements incorporated by reference into this Form 10-K from the 2001 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Tollgrade Communications, Inc.'s (the "Company") present expectations or beliefs concerning future events. The Company cautions that such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These statements as to management's beliefs, strategies, plans, expectations or opinions in connection with Company performance, are based on a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such statements must be qualified by important factors that could cause actual earnings and other results to differ materially from those achieved in the past or those expected by the Company. These include: general economic conditions and the economic conditions of the telecommunications industry; customers' ability to meet established purchase forecasts and their own growth projections; the ability of certain customers to maintain financial strength and access to capital; the ability of sales and marketing partners to meet their own performance objectives (and, in certain cases, continue to provide vendor financing to certain local exchange carriers); customer's seasonal buying patterns and the risk of order cancellations; risk of shortage of key components and possibility of limited source of supply; manufacturing delays and availability of manufacturing capacity; intense competition in all markets for the Company's products; uncertain pace and scope of technological change along with the need to continually develop new products and gain customer acceptance and approval; the Company's dependence on a relatively narrow range of products and a small number of large customers; the Company's dependence on key employees and upon proprietary rights; difficulties in managing the Company's growth; the Company's dependence upon certain suppliers; risks of third party claims of infringement; risk of product defects; and changes in government regulation affecting the business of the Company and its customers. The Company does not undertake any obligation to publicly update any forward-looking statements.

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

            In general, POTS line test systems, which are located at telephone companies' central offices, focus on helping local exchange carriers conduct the full range of fault diagnosis in the "local loop", which is the portion of the telephone network which connects end users to a telephone company's central office. In addition, these line test systems have the ability to remotely qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and Integrated Services Digital Network ("ISDN") service. These test systems reduce the time needed to identify and resolve problems and eliminate or reduce the cost of dispatching a technician to the problem site. Most POTS line test systems were designed for use over copper wireline only, so that the introduction of fiber-optic technology into the local loop renders it inaccessible to these test systems. The Company's MCU(R) products solve this problem by extending test-system access through the fiber-optic portion into the copper portion of the local loop. In addition, the Company's DigiTest(R) system is designed to provide complete hardware testing for POTS and local loop prequalification and in-service testing for DSL service.

            The Company's LIGHTHOUSE(R) cable status monitoring system provides a broad testing solution for the Broadband Hybrid Fiber Coax distribution system found in the cable television industry. This status monitoring system gathers status information and reports on strategic components within the cable network.

            On September 30, 2001, the Company acquired certain assets and assumed certain liabilities of the LoopCare(TM) product line from Lucent Technologies, Inc. ("Lucent") for approximately $62,000,000 in cash. The assets consisted principally of rights to existing contracts, software and related computer equipment, while the liabilities were related principally to deferred revenues and warranties currently under contract. The LoopCare product software integrates with and enhances the value of the Company's hardware products, resulting in what the Company believes to be a significant competitive advantage in the market place. The Company used available cash and short-term investments to finance the acquisition. The offices for the newly acquired LoopCare product line are located at 685 Route 202/206 South, Bridgewater, New Jersey 08807 and its telephone number is 908-243-3900.

            Products. The Company's MCU products plug into the digital loop carrier ("DLC") systems that are large systems manufactured by equipment vendors such as Lucent (formerly part of AT&T), that are used by telephone companies to link the copper and fiber-optic portions of the local loop. DLC systems are located at the telephone company central offices and at remote sites within a local user area, and effectively multiplex the services of the copper lines into a single fiber-optic line. In many instances, several DLC systems are located at a single remote site to serve several thousand different end-user homes and offices. Generally, for every DLC remote site, at least two MCU line-testing products are deployed. To ensure compatibility of the MCU with these DLC systems, the Company pays royalties pursuant to license agreements for the use of proprietary design integrated circuits ("PDICs"). The PDICs are the design and property of the DLC system manufacturer from which they are purchased. The Company maintains license agreements with and pays royalties to Lucent Technologies, Fujitsu Network Transmission Systems, Inc., NEC America, Inc. and Reliance Comm/Tec Corporation. In general, one of these agreements contains a term of indefinite duration and the others contain automatic renewal provisions (unless earlier terminated) for periods of between one and five years. The Company also has a license agreement containing royalty provisions with Adtran, Inc. No royalties have been payable under this agreement to date. The Company incurred $1,896,000, $2,507,000 and $1,827,000 respectively in 1999, 2000 and
2001 as royalties under the license agreements, which royalties are calculated either based on a percentage of the list price of the MCU products or a fixed amount per unit that incorporates the technology licensed under each such agreement. Certain of the license agreements require the Company to maintain the confidentiality of the licensor's proprietary information and/or the terms and conditions of the agreement itself. In addition, the Company maintains license agreements that do not contain royalty provisions with Advanced Fibre Communications, Alcatel USA Sourcing, L.P. (formerly DSC Technologies Corporation), UTSTARCOM, Inc., Next Level Communications and SAGEM SA (a French corporation). The expiration dates of these agreements range at various times between September 2002 and November 2004, with renewal provisions (unless earlier terminated) for periods of one or more years. Future license agreements entered into by the Company may contain terms comparable to, or materially different than, the terms of existing agreements as competitive and other conditions warrant. The loss of PDICs license agreements or the inability of the Company to maintain an adequate supply of PDICs could have a material adverse effect on the Company's business. Other MCU technology is also used with home and business alarm systems. As with home service line testing, home alarm systems must be monitored from the alarm company's headquarters along a hybrid copper and fiber-optic line. The Company's alarm-related MCU products are used to facilitate the transport of analog alarm signals from subscriber homes to alarm company monitoring stations across the hybrid telephone network. These units plug into equipment at both central office and remote locations. MCU products and related hardware accounted for more than 74%, 70% and 68% of the Company's sales in 1999, 2000 and 2001, respectively.

            The Company's next-generation DigiTest centralized network test platform provides a complete system solution for POTS and ISDN services. In addition, the DigiTest system provides a full range of features that enable local exchange carriers to prequalify and maintain their networks for DSL service. With the acquisition of the LoopCare Software Product Line, the Company now owns LoopCare software which is the major Operation Support System ("OSS") utilized by the Regional Bell Operating Companies for over twenty five years to test the integrity and quality of their POTS network infrastructure. The DigiTest system serves as an integral component of this OSS system that allows for request and retrieval of precise measurement results that form the basis for state-of-the-art fault diagnosis for both traditional narrowband and wideband applications. DigiTest's compact digital measurement unit ("DMU") which resides in the central office, acts as the test head in the test system, with the ability to determine subscriber line characteristics with network diagnostic functions including load coil detection, loop length measurement and longitudinal balance for Single-Ended Loop Qualification ("SELQ"). DigiTest's digital wideband unit ("DWU") next-generation testing platform enables single-ended loop qualification by identifying and locating bridged taps and measuring crosstalk and wideband noise, all important factors in the prequalification and in-service maintenance of local loops for DSL service. The DigiTest system also includes the Digital Measurement Node ("DMN"), which consists of a metal-chassis, backplane and an alarm/fuse card which is used to house the DMU and DWU. The Company's DigiTest system hardware has also been optimized to work with and support the OSS system owned by Nortel Networks Corporation. In connection therewith, the Company pays royalties pursuant to a license agreement for the use of certain network interface information to Nortel Networks Corporation. The current terms of this agreement expires in July 2002, and contains automatic renewal provisions (unless earlier terminated) for periods of one year each. The Company incurred $116,000, $404,000 and $6,000 respectively in 1999, 2000 and 2001 as royalties under this license agreement, which royalties are calculated based on a percentage of the sale price of the DMU and certain DWU units that incorporate the technology licensed under the agreement. The license agreement requires the Company to maintain the confidentiality of the licensor's proprietary information and/or the terms and conditions of the agreement itself. The Company markets and sells its DigiTest products directly as well as through certain continuing OEM arrangements with Lucent Technologies and Nortel Networks Corporation. The Company has also entered into a license agreement with Acterna, LLP for certain technology related to its DigiTest products and will pay royalties and licenses for use of such technology on a fixed per unit basis. This license agreement will expire by its terms (unless earlier terminated) in 2008.

            In addition to the OSS software, the newly acquired LoopCare Product Business has several features which enhance the performance, listing and analysis of telecommunication service providing copper line loops. These include the Common Object Request Broker Architecture (CORBA), the Application Programming Interface (API), Benchmark Data Base, DSL Testing, the Advanced Testhead Feature Package, and LoopCare TCP/IP Communications Network (LTCN).

            The Company's cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. The Company has entered into license agreements with C-COR.net Corp. (formerly C-COR Electronics, Inc., a cable television systems developer) and Alpha Technologies, Inc., under which the Company provides its status monitoring transponder technology that is incorporated into those companies' cable network management systems. The Company, under certain other business arrangements, also markets and sells its cable products directly as well as through various OEM customers such as ANTEC and Motorola (formerly General Instrument).

            The cornerstone of the Company's Professional Services business is the Testability Improvement Initiatives. These services may offer the customer the opportunity to make dramatic improvements in testability levels, while training their own staffs in targeted geographic regions over a defined period of time. In this way, the customers' internal repair technicians can make use of automated systems to diagnose and repair subscriber loop problems, thereby automatically eliminating the need for the involvement of several highly trained people to do so. The service offering was expanded upon the acquisition of software maintenance contracts related to the LoopCare software product line.

            Product and Technology Development. The Company's product development personnel are organized into teams, each of which is effectively dedicated to a specific product line(s) or technology. Each product team also implements the Company's ongoing value engineering programs that are designed to replace the Company's products with successive generations having additional features and/or lower costs. The Company continuously monitors developing technologies in order to introduce products as defined standards and markets emerge. In addition, the Company continues to investigate the development of new applications for its MCU technology and other technologies to service the telecommunications industry. During 1999 and 2000, research and development expenses were approximately $8,757,000 and $12,456,000 respectively. During 2001, research and development expenses were $12,428,000 including those research and development costs relating to the newly acquired LoopCare product business.

            Proprietary Rights. The names "Tollgrade(R)", "MCU(R)", "LIGHTHOUSE(R)", "DigiTest(R)", "Telaccord(R)" and "MICRO-BANK(R)", and the Company's corporate logo are registered trademarks of the Company. LoopCare(TM) and MLT(TM) are common law trademarks of the Company. "Team TollgradeSM" is a common law service mark of the Company. The Company has obtained three United States patents on the MCU products with expiration dates ranging from 2010 to 2014, one United States patent on a cable product that expires in 2016 and two United States patents on other telecommunications technology, which expire in 2018. In addition, the Company has one U.S. provisional, five United States, four Canada and two international patent cooperation treaty ("PCT") patent applications pending. The Company will seek additional patents from time to time related to its research and development activities. The Company protects its trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.

            Customers. The Company's primary telecommunication customers are the four regional Bell operating companies ("RBOCs"), which are Verizon Communications, BellSouth Corporation, SBC Communications, Inc., and Qwest, Inc., as well as major independent telephone companies. Sales in 2001 to Verizon Communications, BellSouth Corporation and SBC Communications, Inc. accounted for approximately 14%, 14%, 38%, respectively of total revenues. In addition, sales to Sprint USA accounted for approximately 10% of the Company's sales in 2001. The Company's primary cable products are sold on a direct basis as well as to certain cable Original Equipment Manufacturer ("OEM") customers such as C-COR.net Corp., ANTEC Corporation and Motorola, Inc. Sales of the Company's cable products in 2001 were approximately 4% of total revenues. The Company's relationships with its customers are material to the Company's business, and the loss of any such relationship could have a material adverse effect on the Company's business.

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

            Backlog. The Company's backlog at December 31, 2001 was approximately $4.9 million, as compared to approximately $8.2 million at December 31, 2000. The Company's backlog consists of firm customer purchase orders for the Company's various products. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. While these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of the Company's products.

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

            For the Company's line-testing MCU devices, the primary competitive technologies are the remote monitoring units made by Teradyne, Inc. and the Harris Communications Product Division of Harris Communications, Inc. In addition, the Anritsu Wiltron Test and Measurement Group, a division of Anritsu Corporation, offers the Wiltron LoopMATE, a modular remote test head, which competes with the Company's POTS testing capabilities. The Company believes the MCU is simpler and less costly to install and permits the full complement of centralized testing to be performed as quickly and accurately as with copper by-pass wiring. The alarm-related MCU product's primary competitor is the Turbo 2000 unit made by ANTEC Corporation. The primary competitors for the Company's DigiTest product line include Harris Corporation, Hekimian Laboratories, Porta Systems Corp., Teradyne, Inc. and Turnstone Systems, Inc. For the Company's cable products, the primary competitors for status monitoring are Acterna Corporation, AM Communications, Inc., Harmonic, Inc. and Scientific Atlanta, Inc.

            Employees. At December 31, 2001, the Company had 341 full-time employees, all in the United States. None of the Company's employees are represented by a collective bargaining agreement.

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

ITEM 2.  PROPERTIES.

            The Company's headquarters and principal administrative, engineering, manufacturing, warehouse and maintenance facilities are located in Cheswick, Pennsylvania. The Company occupies a 111,600 square foot facility. The Company occupies its current facilities under a lease that expires in December 2002 with an option to renew the term of the lease for one additional period of three years. The Company has acquired certain land parcels that surround the current leased facility for the possible expansion of parking and/or new building structures that the Company believes will provide adequate space to support future operations and sales growth, if necessary.

               In addition, the Company leases 18,778 square foot of space in Bridgewater, New Jersey. The lease was entered into on October 24, 2001, commenced on January 21, 2002 and will expire on January 21, 2007. This facility provides workspace for the administrative and engineering personnel of the LoopCare Product Line.

ITEM 3.  LEGAL PROCEEDINGS.

            There are currently no outstanding or pending material legal proceedings with respect to the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            During the fourth quarter of 2001, there were no matters submitted to a vote of security holders through solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF THE COMPANY

Information relating to the executive officers of the Company as of January 31, 2002 is set forth below:



Christian L. Allison           Chairman of the Board since April 1998; Chief Executive Officer; also Treasurer from May 1992 until April 1997; also President from October 1993 until January
                               2001; Age 40.

Sara M. Antol                  General Counsel since December 2000; Secretary; Chief Counsel from April 1996 until
                               December 2000; Age 40.

Richard A. Bair, Jr.           Executive Vice President, Engineering/Testing since August 2000; Vice
                               President Engineering, DigiTest from June 2000 until August 2000; Engineering
                               Manager from April 1999 until August 2000; prior thereto, Senior Design Engineer from March 1996 until April 1999; Age 39.

Wylie E. Estcheid              Executive Vice President, Business Development, OSS since September 2001; Senior Vice
                               President and General Manager of Telco Access Products (a manufacturer of telecommunications products) from October 2000 until September 2001; Vice President,
                               Network Engineering  Midwest Division of SBC (a provider of telecommunication services) from December 1999 until October 2000; prior thereto, Vice President, Service
                               Integration and Delivery of Ameritech (a provider of  telecommunication services) from
                               February 1996 until December 1999; Age 52.

Rocco L. Flaminio              Vice Chairman and Chief Technology Officer; Executive Vice President; Age 77.

Carol M. Franklin              General Manager, Software Products Division since July 2001; Director of Order
                               Management Development of Lucent Technologies from May 2000 until July 2001; Director for Integration Test of Lucent Technologies from September 1999 until May 2000;
                               Director for Starter Solutions for Emerging Carriers and Internet Customer Care of
                               Lucent Technologies (a manufacturer of communication systems, software and products and formerly AT&T Bell Laboratories) from February 1999 until August 1999; prior thereto, Product Realization Leader of Lucent Technologies from February 1996 until
                               January 1999; Age 50.

Samuel C. Knoch                Chief Financial Officer; Treasurer since April 1997; Age 45.

Joseph G. O'Brien              Senior Vice President, Human Resources since October 1997; Director of Employee
                               Development from April 1997 until October 1997; prior thereto, Coordinator,
                               Elderberry Junction, Goodwill Industries (a charitable organization) from May 1995 until April 1997; Age 42.

Mark B. Peterson               President since January 2001; Executive Vice President, Sales and Marketing from
                               November 1999 until January 2001; Executive Vice President, Sales from October
                               1997 until November 1999; prior thereto, Testing Application Group product manager
                               (MLT and Switched Access Remote Test Systems (SARTS) product lines) of Lucent
                               Technologies (a manufacturer of communication systems, software and products and formerly AT&T Bell Laboratories) from October 1995 until October 1997; Age 41.

Gregory L. Quiggle             Executive Vice President, Marketing since August 2001; Director of Marketing,

                                Loop Products Acterna LLC (formerly,
                                Telecommunications Techniques Corporation, or
                                TTC, a global communications equipment company) from May, 1998 until August 1998; prior thereto, Product Line Manager, TTC from May 1996 until
                                May 1998; Age 33.

Matthew J. Rosgone              Executive Vice President, Operations since
                                September 2001; Senior Vice President,
                                Purchasing/Manufacturing from July 1998 until
                                September 2001; prior thereto, Vice President,
                                Purchasing from July 1996 until July 1998; Age
                                33.

Charles J. Shearer              Controller since February 2002; prior thereto,
                                Controller of Resource Investments, Inc. (a
                                privately held real estate investment and
                                management company) from February 1979 until
                                January 2002; Age 57.

Richard A. Skaare               Executive Vice President, Organizational
                                Development and Communications since June 2001;
                                Vice President of Marketing, Ed-e.com &
                                Knowledge Planet (two related eLearning
                                companies) from August 1999 until December 2000;
                                prior thereto, Director, Global Communication,
                                AMP Incorporated (a manufacturer of a broad
                                range of electronic equipment) from January 1994
                                until May 1999; Age 53.

Roger A. Smith                  Executive Vice President, Technology since June
                                2000; Senior Vice President, Test Systems from
                                July 1998 until June 2000; prior thereto, Senior
                                Software Development Engineer of Caldon Inc. (a
                                manufacturer of ultrasonic flow meters for
                                nuclear power industry); Age 41.

Stephanie M. Wedge              Vice President, Professional Services since
                                November 1999; Sales Executive, Professional
                                Services, Inacom Corporation (reseller and
                                integrator of client/server solutions for
                                messaging) from February, 1998 until November
                                1999; prior thereto, Sales Manager, Business
                                Development, Digital Equipment Corporation (a
                                manufacturer and integrator of mid-frame
                                computers); Age 45.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         Information relating to the market for the Company's Common Stock and other matters related to the holders thereof is set forth under the caption "Common Stock Market Price" on page 32 of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         A summary of selected financial data for the Company, including each of the last five fiscal years in the period ended December 31, 2001, is set forth under the caption "Selected Consolidated Financial Data" on page 8 of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         A discussion of the Company's results of operations and financial condition is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 9 through 15 of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, are set forth on pages 17 through 31 of the Company's 2001 Annual Report to Shareholders and are incorporated herein by reference. Such financial statements and supplementary data are listed in Part IV Item 14(a) (1), Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         In addition to the information reported in Part I of this Form 10-K, under the caption "Executive Officers of the Company," the information required by this item appears beneath the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information relating to executive compensation is set forth beneath the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to the security ownership of beneficial owners of 5% or more of the Common Stock and of the executive officers and directors of the Company is set forth under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.


 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions is set forth beneath the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements and supplementary data are incorporated in Item 8 of Part II of this Form 10-K by reference to pages 16 through 31 of the Company's 2001 Annual Report to Shareholders, which are incorporated herein by reference:

         Statement of Management's Responsibility for Financial Reporting, dated January 21, 2002
         Report of Independent Accountants, dated January 21, 2002
         Consolidated Balance Sheets at December 31, 2000 and 2001
         Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001
         Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 2001
         Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001 Notes to
         Consolidated Financial Statements
         Statements of Operations Data by Quarter

(a)(2) The following financial statement schedule is included herewith on page 17 and made a part hereof:

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

3.1a Statement with Respect to Shares dated July 23, 1996 (conformed copy), filed as Exhibit 3.1a to the 1998 Form 10-K and incorporated herein by reference thereto.

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

10.2*    1995 Long-Term Incentive Compensation Plan, amended and restated as of
         January 24, 2002, filed as Exhibit B to the Company's 2002 Proxy
         Statement and incorporated herein by reference thereto.

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

10.6     Technical Information Agreement, dated February 1, 1993 between Lucent
         Technologies, Inc. (formerly American Telephone and Telegraph Company) and the Company, filed as Exhibit 10.8 to the S-1 and incorporated herein by reference thereto.

10.7     Technology License Agreement, dated November 16, 1994 between Alcatel
         USA (formerly DSC Technologies Corporation) and the Company, filed as
         Exhibit 10.12 to the S-1 and incorporated herein by reference thereto.

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

10.23* Amendment to Employment Agreement, dated as of January 3, 2001, between the Company and Christian L. Allison, filed as Exhibit 10.23 to the Annual Report of the Company on Form 10-K for the year ended December
         31, 2000 (the " 2000 Form 10-K").

10.24*   Change in Control Agreement, entered into January 19, 2001 between the
         Company and Joseph G.

         O'Brien, together with a schedule listing substantially identical agreements with Lawrence J. Fey, William J. Gumbert, Gary L. Gump,
         Michael D. McSparrin, Timothy D. O'Brien, Mark B. Peterson, Roger A.
         Smith and Jeffrey J. Tatusko, filed as Exhibit 10.24 to the 2000 Form
         10-K.

10.25*   1998 Employee Incentive Compensation Plan, amended and restated as of
         January 24, 2002, filed herewith.

10.26    Asset Purchase Agreement by and between Lucent Technologies, Inc. and
         Tollgrade Communications, Inc. dated September 28, 2001, filed as
         Exhibit 2.1 to the Company's report on Form 8-K filed on October 15,
         2001.

10.27* Amendment to Employment Agreement, dated as of January 10, 2002, between the Company and Christian L. Allison, filed herewith.

10.28*   Change in Control Agreement, entered into October 30, 2001 between the
         Company and Richard Skaare, together with a schedule listing substantially identical agreements with Wylie Etscheid, Carol M.
         Franklin and Gregory Quiggle, filed herewith.

10.29*   Change in Control Agreement, entered into January 2, 2002 between the
         Company and Charles L. Geier, Jr., filed herewith.

10.30*   Change in Control Agreement, entered into January 2, 2002 between the
         Company and James D. Coleman, filed herewith.

13.1     Company's 2001 Annual Report to Shareholders, filed herewith.

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

(b) Reports on Form 8-K filed during the quarter ended December 31, 2001:

         Two reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001. The first was filed on October 15, 2001, and an amendment to the Form 8-K initially filed by the Company on September 20, 2001 was filed on December 14, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 22, 2002.

                                    TOLLGRADE COMMUNICATIONS, INC.


                                    By /s/CHRISTIAN L. ALLISON
                                          ----------------------------
                                          Christian L. Allison
                                          Chairman  and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 22, 2002.


           SIGNATURE                                                                           TITLE
           ---------                                                                           -----
 /s/Christian L. Allison                                                           Director, Chairman and Chief
------------------------------------------------------------------------           Executive Officer,
     Christian L. Allison                                                          (Principal Executive Officer)


/s/James J. Barnes                                                                 Director
------------------------------------------------------------------------
     James J. Barnes

/s/Daniel P. Barry                                                                 Director
------------------------------------------------------------------------
     Daniel P. Barry

/s/David S. Egan                                                                   Director
------------------------------------------------------------------------
     David S. Egan

  /s/Rocco L. Flaminio                                                             Director, Vice Chairman
------------------------------------------------------------------------           and Chief Technology Officer
     Rocco L. Flaminio

/s/Richard H. Heibel, M.D.                                                         Director
------------------------------------------------------------------------
     Richard H. Heibel, M.D.

 /s/Robert W. Kampmeinert                                                          Director
------------------------------------------------------------------------
     Robert W. Kampmeinert

/s/Samuel C. Knoch                                                                 Chief Financial Officer and Treasurer
------------------------------------------------------------------------           (Principal Financial Officer)
     Samuel C. Knoch

/s/Charles J. Shearer                                                              Controller
------------------------------------------------------------------------           (Principal Accounting Officer)
     Charles J. Shearer

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors of
Tollgrade Communications, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 21, 2002 appearing in the 2001 Annual Report to Shareholders of Tollgrade Communications, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP


Pittsburgh, Pennsylvania
January 21, 2002

                                                                     SCHEDULE II

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1999, 2000 and 2001
                                 (In thousands)




Col. A                                   Col. B           Col. C             Col. D        Col. E
------                                 ---------          ------             ------        ------
                                       Balance at        Additions
                                       Beginning  Charged to   Charged to                Balance at
                                        of Year     Expense  Other Accounts Deductions  End of Year
                                        -------    --------  -------------- ----------  ------------
Inventory reserve:
Year ended December 31, 1999             $267        $393      $    --      $    --         $660
Year ended December 31, 2000              660         743           --         (318)       1,085
Year ended December 31, 2001            1,085         300           --         (274)       1,111

Allowance for doubtful accounts:
Year ended December 31, 1999             $100        $100      $    --         $(19)        $181
Year ended December 31, 2000              181          22           --           (3)         200
Year ended December 31, 2001              200         175           --           --          375

Warranty reserve:
Year ended December 31, 1999             $435        $165      $    --      $    --         $600
Year ended December 31, 2000              600         588           --         (143)       1,045
Year ended December 31, 2001            1,045       1,157          (19)        (153)       2,068

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

10.2                1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, filed as Exhibit B to the Company's 2002 Proxy Statement
                    and incorporated herein by reference thereto.                                               *

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

10.6                Technical Information Agreement, dated February 1, 1993
                    between Lucent Technoliges, Inc. (formerly American Telephone and Telegraph Company) and  the Company, filed as Exhibit 10.8 to the S-1 and
                    incorporated herein by reference thereto.                                                  *

 10.7               Technology License Agreement, dated November 16,
                    1994 between Alcatel USA (formerly DSC Technologies
                    Corporation) and the Company, filed as Exhibit 10.12 to the
                    S-1 and incorporated herein by reference thereto.                                          *

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

10.23               Amendment to Employment Agreement, dated as of January 3, 2001, between the Company and Christian L. Allison, filed as Exhibit
                    10.23 to the Annual Report of the Company on Form 10-K for
                    the year ended December 31, 2000 (the "2000 Form 10-K").                                            *

10.24               Change in Control Agreement, entered into January 19, 2001 between the Company and Joseph G. O'Brien, together with a schedule listing substantially identical agreements with Lawrence J. Fey, William J. Gumbert,
                    Gary L. Gump, Michael D. McSparrin, Timothy D. O'Brien, Mark B. Peterson, Roger A. Smith
                    and Jeffrey J. Tatusko, filed as Exhibit 10.24 to the 2000 Form 10-K.                               *

10.25               1998 Employee Incentive Compensation Plan, amended and restated
                    as of January 24, 2002 filed herewith.

10.26               Asset Purchase Agreement by and between Lucent Technologies, Inc. and Tollgrade
                    Communications, Inc. dated September 28, 2001, filed as Exhibit 2.1 to the Company's
                    Report on Form 8-K filed on October 15, 2001.                                                   *

10.27               Amendment to Employment Agreement, dated as of January 10, 2002, between the
                    Company and Christian L. Allison, filed herewith.

10.28 Change in Control Agreement, entered into October 30, 2001 between the Company and Richard Skaare, together with a schedule listing substantially identical agreements with Wylie Etscheid, Carol M. Franklin, and Gregory Quiggle, filed herewith.

10.29               Change in Control Agreement, entered into January 2, 2002, between the Company and Charles J. Geier, Jr., filed herewith.

10.30               Change in Control Agreement, entered into January 2, 2002 between the Company and
                    James D. Coleman, filed herewith.

13.1                Company's 2001 Annual Report to Shareholders, filed herewith.

21.1                List of subsidiaries of the Company, filed as Exhibit 21.1 to the S-1 and
                    incorporated herein by reference thereto.                                                       *

23.1                Consent of PricewaterhouseCoopers LLP, filed herewith.


 * Incorporated by reference.