Form 10-Q
period 2002-03-30
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2002-05-14
CIK 1002531

                     --------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
                         -------------------------------
                                    FORM 10-Q
(Mark One)

  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 30, 2002

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

     As of April 30, 2002, there were 13,547,736 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

-------------------------------------------------------------------------------



  This report consists of a total of 24 pages. The exhibit index is on page 23.

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 30, 2002


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 30,
         2002 AND DECEMBER 31, 2001 ...................................    3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE-MONTH PERIODS ENDED MARCH 30, 2002 AND MARCH 31, 2001...    4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         THREE-MONTH PERIODS ENDED MARCH 30, 2002 AND MARCH 31, 2001 ..    5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..........    6

         REVIEW REPORT OF INDEPENDENT ACCOUNTANTS......................   12

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION.......................................   12


PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.............................................   21
ITEM 2   CHANGES IN SECURITIES.........................................   21
ITEM 3   DEFAULTS UPON SENIOR SECURITIES...............................   21
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   21
ITEM 5   OTHER INFORMATION.............................................   21
ITEM 6   EXHIBITS AND REPORTS FILED ON FORM 8-K........................   21

SIGNATURE..............................................................   22

EXHIBIT INDEX..........................................................   23

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                       DECEMBER 31,
                                                                                  MARCH 30, 2002               2001
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                  $ 34,225,969       $ 32,105,845
         Short-term investments                                                        4,682,176          6,489,323
         Accounts receivable:
                  Trade                                                               13,483,035          9,296,551
                  Other                                                                  605,354            320,501
         Inventories                                                                  21,351,551         22,183,616
         Prepaid expenses and deposits                                                   974,263            916,723
         Refundable income taxes                                                         496,736          1,396,736
                Deferred tax assets                                                    1,339,016          1,116,756
-------------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                                77,158,100         73,826,051

Long-term investments                                                                         --            150,000
Property and equipment, net                                                            8,423,017          8,012,546
Deferred tax assets                                                                    2,410,694          2,812,987
Intangibles                                                                           38,500,000         38,500,000
Goodwill                                                                              16,161,763         16,161,763
Capitalized software costs, net                                                        6,572,350          6,935,000
Other assets                                                                             262,146            231,614
===================================================================================================================
                  TOTAL ASSETS                                                     $ 149,488,070      $ 146,629,961
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                               $649,048          $ 805,398
         Accrued warranty                                                              2,318,000          2,068,000
         Accrued expenses                                                              1,131,406            691,697
         Accrued salaries and wages                                                      834,320            329,126
         Accrued royalties payable                                                       378,723            397,451
         Income taxes payable                                                          1,622,931          1,433,554
         Deferred income                                                               1,530,000            472,674
-------------------------------------------------------------------------------------------------------------------
                      TOTAL CURRENT LIABILITIES                                        8,464,428          6,197,900

Deferred tax liabilities                                                                 577,004            293,477
-------------------------------------------------------------------------------------------------------------------
                 TOTAL  LIABILITIES                                                    9,041,432          6,491,377
Commitments and contingent liabilities                                                        --                 --
Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
            50,000,000; issued shares, 13,547,336 and 13,513,119,
             respectively
                                                                                       2,709,467          2,702,624
         Additional paid-in capital                                                   70,424,459         70,010,254
                Treasury stock, at cost, 461,800 and 386,800 shares,
                  respectively                                                        (4,790,783)        (3,164,975)
         Retained earnings                                                            72,103,495         70,590,681
-------------------------------------------------------------------------------------------------------------------
                 TOTAL  SHAREHOLDERS' EQUITY                                         140,446,638        140,138,584
===================================================================================================================
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 149,488,070      $ 146,629,961
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

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            FOR THE
                                                                        THREE MONTHS ENDED
                                                              MARCH 30, 2002         MARCH 31, 2001
===================================================================================================
REVENUES:
     Products                                                    $14,929,379            $27,463,753
     Services                                                      2,592,895                526,249
---------------------------------------------------------------------------------------------------
                                                                 $17,522,274            $27,990,002

COST OF PRODUCT SALES:
     Products                                                    $ 6,062,344            $11,851,107
     Services                                                        954,874                423,176
     Amortization                                                    365,040                     --
---------------------------------------------------------------------------------------------------
                                                                 $ 7,382,258            $12,274,283
---------------------------------------------------------------------------------------------------
GROSS PROFIT                                                      10,140,016             15,715,719
---------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
      Selling and marketing                                        2,417,309              2,449,824
      General and administrative                                   1,526,251              1,530,152
      Research and development                                     3,994,641              3,359,541
---------------------------------------------------------------------------------------------------
          Total operating expenses                                 7,938,201              7,339,517
---------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                             2,201,815              8,376,202
      Interest and other income, net                                 237,999                906,977
---------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                         2,439,814              9,283,179
      Provision for income taxes                                     927,000              3,528,010
===================================================================================================
NET INCOME                                                       $ 1,512,814            $ 5,755,169
===================================================================================================
EARNINGS PER SHARE INFORMATION:
Weighted average shares of common stock and equivalents:
     Basic                                                        13,099,210             12,957,833
     Diluted                                                      13,421,307             13,377,185
---------------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:
      Basic                                                      $       .12            $       .44
      Diluted                                                    $       .11            $       .43
===================================================================================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                    March 30, 2002     March 31, 2001
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $ 1,512,814         $ 5,755,169
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                   933,921             581,485
         Tax benefit from exercise of stock options                                      176,579                  --
         Refund of income taxes paid                                                     900,000           8,150,170
         Deferred income taxes                                                           463,560            (224,129)
         Provision for losses on inventory                                               563,000              23,218
         Provision for allowance for doubtful accounts                                        --             175,000
Changes in assets and liabilities:
         Increase in accounts receivable-trade                                        (4,186,484)         (1,407,256)
         (Increase) decrease in accounts receivable-other                               (152,353)             44,268
         Decrease in inventories                                                         269,065             240,018
         (Increase) decrease in prepaid expenses and deposits                            (57,540)            238,279
         Decrease in accounts payable                                                   (156,350)         (1,501,390)
         Increase in accrued warranty                                                    250,000             176,000
         Increase in accrued expenses and deferred income                              1,364,535              46,613
         Increase (decrease) in accrued salaries and wages                               505,194          (2,156,672)
         Decrease in royalties payable                                                   (18,728)           (260,014)
         Increase in income taxes payable                                                189,377           3,624,502
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                            2,556,590          13,505,261
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemption/maturity of investments                                            2,317,930           7,002,881
         Purchase of investments                                                        (360,783)         (5,906,520)
         Capital expenditures                                                           (979,352)         (1,071,479)
         Purchase of treasury stock                                                   (1,625,808)                 --
         Investments in other assets                                                     (32,922)                 --
---------------------------------------------------------------------------------------------------------------------
                  Net cash (used in) provided by investing activities                   (680,935)             24,882
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                                         244,469             332,731
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                              244,469             332,731
---------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                              2,120,124          13,862,874
Cash and cash equivalents at beginning of period                                      32,105,845          30,423,783
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $34,225,969         $44,286,657
=====================================================================================================================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for the interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month period ended March 30, 2002 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2. ACQUISITION AND INTANGIBLE ASSETS

On September 30, 2001, the Company acquired certain assets and assumed certain liabilities of the LoopCareTM Product line from Lucent Technologies, Inc. ("Lucent") for approximately $62,029,000 in cash which includes approximately $2,200,000 of acquisition-related costs. The acquisition has been recorded under the purchase method of accounting and, accordingly, the results of operations of the LoopCare product line since October 1, 2001 have been included in the consolidated financial statements.

The Company has utilized the transitional guidance of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite useful life, shall not be amortized for financial reporting purposes. In connection with the acquisition, $45,800,000 of intangible assets were identified, of which $7,300,000 were related to capitalized software and determined to have a definite life, while the remaining $38,500,000 of the identified intangible assets as well as goodwill are not being amortized as they have been determined to have an indefinite useful life.

As of January 1, 2002, the Company fully adopted the provisions of SFAS No. 142. SFAS 142 requires that goodwill be analyzed for impairment under a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including the goodwill. The second step, used to measure the potential impairment loss of the goodwill, is to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. SFAS 142 requires that management complete the first step of the goodwill impairment test by June 30, 2002. Step two of the goodwill impairment test is required to be completed by December 31, 2002. In addition, intangible assets that are not subject to amortization must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for non-amortizable intangible assets should consist of a comparison of the fair value of an intangible asset with its carrying amount. The Company intends to meet the compliance requirements of SFAS 142.

The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired LoopCare business as if the combination occurred on January 1, 2001; compared with the actual results of operations for the first quarter of 2002 which included the LoopCare operations:

                                       (In thousands, Except per Share Data)
                                                Three Months Ended
                                       Historical                  Proforma
                                     March 30, 2002             March 31, 2001
                                     --------------             --------------
Revenues                                 $17,522                    $31,338
------------------------------------------------------------------------------
Income from operations                     2,202                      9,438
------------------------------------------------------------------------------
Net income                                 1,513                      6,239
------------------------------------------------------------------------------
Net income per share
------------------------------------------------------------------------------
         Diluted                         $  0.11                    $  0.47
------------------------------------------------------------------------------

The proforma results of operations for the quarter ended March 31, 2001 reflected above include one-fourth of the annual audited results of the LoopCare product line business for 2001. Proforma adjustments made include an estimated allocation of selling, general and administrative expenses to the LoopCare operations based upon budgeted costs for 2002 and proforma amortization of the developed product software over five years. Proforma adjustments were also made to take into account the cost of money in connection with the acquisition costs. This was projected by reducing interest income at historical earning rates for working capital deemed to have been available to apply to the acquisition costs and projecting interest expense on borrowed funds for residual acquisition costs at the historical prime rates of interest plus 1.5%. Adjustments were also made to reflect the tax consequences of the foregoing proforma adjustments.

The following information is provided regarding the Company's intangible assets:

                                                  As of March 30, 2002
                                                  --------------------
                                            Gross Carrying       Accumulated
                                                Amount           Amortization
                                            --------------       ------------
         Amortized intangible assets:
           Developed product software        $ 7,302,390          $   730,040
                                             ===========          ===========

         Unamortized intangible assets:
           LoopCare trade name               $ 1,300,000
           Base software                       5,200,000
           Post warranty maintenance
             service agreements               32,000,000
                                             -----------
                                             $38,500,000
                                             ===========

                                                As of December 31, 2001
                                                -----------------------
                                            Gross Carrying       Accumulated
                                                Amount           Amortization
                                            --------------       ------------
         Amortized intangible assets:
           Developed product software        $ 7,300,000          $  365,000
                                             ===========          ==========

         Unamortized intangible assets:
           LoopCare trade name               $ 1,300,000
           Base software                       5,200,000
           Post warranty maintenance
                      service agreements      32,000,000
                                             -----------
                                             $38,500,000

         Aggregate amortization expense:
           For year ended December 31, 2001  $   365,000
                                             ===========
         Estimated amortization expense:
           For year ended December 31, 2002  $ 1,460,398
           For year ended December 31, 2003  $ 1,460,478
           For year ended December 31, 2004  $ 1,460,478
           For year ended December 31, 2005  $ 1,460,478
           For year ended December 31, 2006  $ 1,095,478


3.       INVENTORIES

At March 30, 2002 and December 31, 2001, inventories consisted of the following:

                                                           (Unaudited)
                                                            March 30,                 December 31,
                                                              2002                        2001
                                                           -----------                ------------
         Raw materials . . . . . . . . . . . . . . . . .   $11,308,503                 $11,697,886
         Work in progress. . . . . . . . . . . . . . . .     6,430,034                   6,443,549
         Finished goods. . . . . . . . . . . . . . . . .     5,043,864                   5,153,181
                                                           -----------                 -----------
                                                           $22,782,401                 $23,294,616
         Reserves for slow moving and
            obsolete inventory                              (1,430,850)                 (1,111,000)
                                                           -----------                 -----------
                                                           $21,351,551                 $22,183,616
                                                           ===========                 ===========

4. SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term investments at March 30, 2002 and December 31, 2001 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have a maturity of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. Long-term investments are comprised of individual municipal bonds with a maturity of more than one year but less than eighteen months and are stated at cost, which approximated market value. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.

The Company classifies its investment in all debt securities as "held to maturity" as the Company has the positive intent and ability to hold the securities to maturity which is in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The estimated fair values of the Company's financial instruments are as follows:

                                                      (Unaudited)
                                                       March 30,                  December 31,
                                                         2002                         2001
                                              ---------------------------   --------------------------
                                               Carrying          Fair        Carrying         Fair
                                                Amount           Value        Amount          Value
Financial assets:
Cash and cash equivalents . . . . . . . .     $34,225,969     $34,225,969   $32,105,845    $32,105,845
Short-term and long-term investments. . .       4,682,176       4,645,076     6,639,323      6,658,247
                                              -----------     -----------   -----------    -----------
                                              $38,908,145     $38,871,045   $38,745,168    $38,764,092
                                              ===========     ===========   ===========   ============

5. INCOME PER COMMON SHARE

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

The calculation of net income per common and common equivalent shares follows (unaudited):

             --------------------------------------------------------------------------------
                                                           Three Months      Three Months
                                                              Ended             Ended
                                                          March 30, 2002    March 31, 2001
             --------------------------------------------------------------------------------
             Net income                                       $ 1,512,814        $ 5,755,169
             --------------------------------------------------------------------------------

             Common and common equivalent shares:
             Weighted average number of
             common shares outstanding
             during the period.............................    13,099,210         12,957,833

             Common shares issuable upon exercise of
                outstanding stock options:
                Diluted....................................       322,097            419,352

             Common and common equivalent shares
                outstanding during the period:
             --------------------------------------------------------------------------------
                Diluted....................................    13,421,307         13,377,185
             --------------------------------------------------------------------------------

             Earnings per share data Net income per common
                and common Equivalent shares:
                Basic......................................         $ .12              $ .44
                Diluted....................................         $ .11              $ .43


6. DEFERRED AND REFUNDABLE TAX ASSETS

The Company's current refundable tax assets as of December 31, 2001 included a tax benefit of $1,396,736 resulting from the exercising of certain nonqualified stock options by various directors, officers and other employees under the Company's stock option programs during 2001. The Company is entitled to a tax deduction equal to the difference between the fair market value of the shares received by the option holders upon exercise and the exercise price of the nonqualified stock options. The Company received $8,417,270 in 2001 in federal and state refunds in taxes paid in prior years. During the first quarter of 2002, the Company received $900,000 in federal income tax refunds associated with prior year taxes paid. It is anticipated that the remaining current deferred and refundable tax assets will be substantially utilized in 2002 either through refunds of prior year taxes paid or the elimination of income taxes due.

7. STOCK REPURCHASE PROGRAM

On April 19, 2001, the Company announced its Board of Directors authorized the continuation of a share repurchase program that was originally initiated on April 22, 1997. Prior to the extension, the Company had repurchased 382,400 shares of common stock. The Company was authorized to repurchase a total of one million shares of its common stock. Through December 31, 2001, no additional shares were repurchased under this extended program.

On January 24, 2002, the Board of Directors authorized the continuation of the share repurchase program under which the Company may repurchase a total of one million shares of its common stock before December 31, 2002. During the quarter ended March 30, 2002, the Company purchased an additional 75,000 shares of the Company's common stock under this program.

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tollgrade Communications, Inc. and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and its subsidiaries as of March 30, 2002 and the related condensed consolidated statement of operations for each of the three-month periods ended March 30, 2002 and March 31, 2001 and the condensed consolidated statement of cash flows for the three-month periods ended March 30, 2002 and March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 21, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
April 10, 2002

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

o General economic conditions and the economic conditions of the telecommunications industry;

o Customers' ability to meet established purchase forecasts and their own growth projections;

o The ability of certain customers to maintain financial strength and access to capital;

o The ability of sales and marketing partners to meet their own performance objectives (and, in certain cases, continue to provide vendor financing to certain local exchange carriers);

o    Customers' seasonal buying patterns and the risk of order cancellations;

o Risk of shortage of key manufacturing components and possibility of limited source of supply;

o    Manufacturing delays and availability of manufacturing capacity;

o    Intense competition in all markets for the Company's products;

o Uncertain pace and scope of technological change along with the need to continually develop new products and gain customer acceptance and approval;

o The Company's dependence on a relatively narrow range of products and a small number of large customers;

o    The Company's dependence on key employees and upon proprietary rights;

o    Difficulties in managing the Company's growth;

o    The Company's dependence upon certain suppliers;

o    Risks of third party claims of infringement;

o    Risk of product defects; and

o Changes in government regulation affecting the business of the Company and its customers.

The Company does not undertake any obligation to publicly update any forward-looking statements.

OVERVIEW

The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports test system, test access and status monitoring products for the telecommunications and cable television industries. Effective September 30, 2001, the Company purchased certain assets of the LoopCareTM product business from Lucent Technologies, Inc. ("Lucent"). These assets consisted of LoopCare software base code and developed enhancements, as well as the rights to existing maintenance contracts for the LoopCare software. Effective September 30, 2001, revenues from the sales of either software base code or developed enhancements are either reported separately or as part of the Company's revenues attributable to test system products to which they synergistically relate, while the revenues from existing and any new maintenance contracts are reflected as part of the Company's Professional Services revenues.

The Company has determined that its business has one reportable segment in the test assurance industry. All product sales are considered components of the business of testing infrastructure and networks for the telecommunications and cable television industries. While the Company does internally develop sales results associated with the various product categories, this information is not considered sufficient for segment reporting purposes nor does the chief operating decision maker make critical decisions or allocate assets based solely on this information. Its products and services have similar economic characteristics, the same or similar production processes and are sold to similar types or classes of customers in, or entering into, the telecommunications business through similar distribution means. The LoopCare software product line business was acquired by the Company to broaden its DigiTest(R) test platform into a system level offering.

The Company's telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" ("POTS") lines containing both copper and fiber optics. The Company's MCU(R) product line, which includes POTS line testing as well as alarm-related products, represented approximately 54% of the Company's revenue for the first quarter ended March 30, 2002. The Company's MCU product line will continue to account for a majority of the Company's revenues for the foreseeable future.

The Company's DigiTest centralized network test system platform, which includes certain LoopCare software base code and developed enhancements, focuses on helping local exchange carriers conduct the full range of fault diagnosis, along with the ability to qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and Integrated Services Digital Network ("ISDN") service. The Company's DigiTest system is designed to provide the complete solution for testing POTS and performing local loop prequalification for DSL services. The system currently consists of the comprehensive LoopCare diagnostic software, as well as three integrated pieces of hardware, the Digital Measurement Node ("DMN"), the Digital Measurement Unit ("DMU"), and the Digital Wideband Unit ("DWU"). When used in an integrated fashion, the DigiTest system permits local exchange carriers to perform a complete array of central office testing including POTS, DSL line prequalification, bridged tap detection, data rate prediction, and in-service wideband testing. Sales of the DigiTest product line, accounted for approximately 12% of the Company's revenue for the first quarter of 2002. Of these DigiTest sales, approximately 5% included sales of related LoopCare software.

The first quarter of 2002 included sales of the Company's Digital Access Unit ("DAU"). The DAU provides automated test access of locally non-switched, two wire circuits and it helps facilitate the line sharing or the spectral unbundling process for both incumbent (ILEC) and competitive local exchange carriers (CLECs). Sales of this product line represented less than 1% of total revenue for the current quarter.

The Company's LoopCare software products consist primarily of engineered enhancements to the LoopCare base code software, which result in increased connectivity and versatility of LoopCare within the customers' existing quality assurance systems. Sales of stand-alone LoopCare software accounted for approximately 15% of total first quarter 2002 revenue.

The Company's LIGHTHOUSE(R) cable products consist of a complete cable status monitoring system that provides a broad testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system includes a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. Sales of the LIGHTHOUSE product line accounted for approximately 4% of the Company's revenue for the first quarter of 2002.

Through the first quarter of 2002, the Company continued to build upon and extend its Services offering to customers. The cornerstone of the Company's Professional Services offering is the Testability Improvement Initiatives. These services may offer the customer the opportunity to make improvements in testability levels, while training their own staffs in targeted geographic regions over a defined period of time. In this way, the customers' internal repair technicians can make use of automated systems to diagnose and repair subscriber loop problems, thereby automatically eliminating the need for the involvement of several highly trained people to do so. The service offering was expanded upon the acquisition of software maintenance contracts related to the LoopCare software product line. Including these software maintenance revenues, services revenue accounted for approximately 15% of the Company's revenue for the first quarter ended March 30, 2002.

The Company's telecommunication product sales and services are primarily to the four Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies and to certain digital loop carrier ("DLC") equipment manufacturers. For the first quarter ended March 30, 2002, approximately 74% of the Company's total revenue was generated from sales to these four RBOCs. During the first quarter of 2002, sales to three RBOCs (SBC, BellSouth and Verizon) individually exceeded 10% of consolidated revenues and on a combined basis, comprised approximately 71% (36.3%, 20.0% and 14.3%, respectively) of the Company's net product sales. Due to the Company's present dependency on these key customers, the loss of one or more of them as a customer or the reduction of orders for the Company's products by them could materially and adversely affect the Company.

 The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from, shipments to, and acceptance of software by the RBOCs and significant independent telephone companies. This timing is particularly sensitive to various business factors within each of the RBOCs, including the RBOCs relationships with their various organized labor groups. In addition, the markets for the Company's products, specifically, LoopCare, DigiTest and LIGHTHOUSE, are highly competitive. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.

The Company believes that recent changes within the telecommunication marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have resulted in some discounting and more favorable terms granted to certain customers of the Company. In addition, certain customers have consolidated product purchases that have translated into large bulk orders. Although the Company will continue to strive to meet the demands of its customers, which include delivery of quality products at an acceptable price and on acceptable terms, there are no assurances that the Company will be successful in negotiating acceptable terms and conditions in its purchase orders or its customer purchase agreements. Additionally, continuing consolidation efforts among the RBOCs, and their ability to consolidate their inventory and product procurement systems could cause fluctuations or delays in the Company's order patterns. Also, recent efforts in the cable industry to consolidate as well as to standardize transponders among status monitoring systems could cause pricing pressure as well as affect deployment within certain customers of the Company's cable products. These standards were adopted by the standards setting body in the year 2001 and may adversely affect the Company's revenues from such products in the year 2002 and in subsequent periods. In addition, markets for the Company's LIGHTHOUSE products have been, and may continue to be, difficult for the foreseeable future. The Company cannot predict such future events or business conditions and the Company's results could be adversely affected by these industry trends in the primary markets its serves.

Although international sales to date have not been significant, the Company believes that certain international markets may offer opportunities. The Company believes the addition of the LoopCare software product line may provide further opportunities to penetrate this market. The Company recorded its initial LoopCare Software sale in the international market in the first quarter of 2002. However, the international telephony markets differ from those found domestically due to the different types and configurations of equipment used by those international communication companies to provide services. In addition, certain competitive elements also are found internationally which do not exist in the Company's domestic markets. These factors, when combined, have made entrance into these international markets very difficult. From time to time, the Company has utilized the professional services of various marketing consultants to assist in defining the Company's international market opportunities. With the assistance of these consultants and through direct marketing efforts by the Company, it has been determined that its present MCU technology offers limited opportunities in certain international markets for competitive and other technological reasons. The Company continues to evaluate opportunities for its other products including its LoopCare Software products in international markets. However, there can be no assurance that any continued efforts by the Company will be successful or that the Company will achieve significant international sales.

The Company believes that future growth will be affected as a result of an overall continued economic slowdown whereby customers may become even more conservative in their ordering patterns and quantities, and certain emerging carriers will continue to be hampered by financial instability. Due to this uncertainty, the Company will continue to evaluate its investments in production, marketing and research and development expenses and monitor, control or decrease expense levels, as appropriate.

The Company believes that continued growth will depend, in part, on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percentage of revenues were 22.8% for the first quarter of 2002 compared to 12.0% for the first quarter of 2001.

                      RESULTS OF OPERATIONS - FIRST QUARTER

REVENUES

Revenues for the first quarter of 2002 of $17,522,274 were $10,467,728, or 37.4%, lower than the revenues of $27,990,002 reported for the first quarter of 2001. The decrease in revenues for the first quarter of 2002 resulted from slower deployments of the MCU product-line caused by the continuing budget restrictions of the RBOCs. This decrease in sales of the MCU product line resulted from decreased sales to all RBOCs, which is primarily associated with slow-downs in capital spending programs to upgrade DLC systems within certain regions with MCU technology. In addition, for similar reasons, Tollgrade OEM resellers shipped fewer Digital Loop Carrier systems to their end customers, which reduced MCU product sales to these customers. The first quarter of 2001 included shipments of $1,300,000 of Program Channel Units used to broadcast the Winter Olympic Games from Salt Lake City, Utah; the first quarter of 2002 did not contain any shipments of these special application products.

Sales of Tollgrade's DigiTest system products, which includes LoopCare software, declined substantially between quarterly periods. Increases in sales of DigiTest hardware and related LoopCare software to Sprint Canada and KPN Belgium were more than offset by a substantial decline in sales of DigiTest hardware to Nortel for international applications, and to Sprint USA as a result of the discontinuation of their ION project. In addition, sales of the Company's DAU product line declined between periods from the discontinuation of Sprint's ION project.

The Company's first quarter 2002 Service revenues include $2,008,000 software maintenance related to LoopCare. Professional Services revenue amounted to $585,000 for the quarter, which related to installation oversight and project management services. These services were provided to the Ameritech region of SBC, with lesser amounts billed to Verizon and Bell South.

Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders from, shipments to, and acceptance of software by the RBOCs, and are not necessarily indicative of long-term trends in sales of the Company's products.

GROSS PROFIT

Gross profit for the first quarter of 2002 was $10,140,016 compared to $15,715,719 for the first quarter of 2001, representing a decrease of $5,575,703, or 35.5%. Gross profit as a percentage of revenues increased to 57.9% in the first quarter of 2002, compared to 56.1% in the same quarter last year. The overall increase in gross profit as a percentage of sales resulted primarily from higher margins associated with the sales of LoopCare software products, offset by increased cost per unit sold due to substantially lower hardware production, the product mix of hardware sales during the quarter relative to last year and certain charges amounting to $563,000 for slow moving inventory and inventory obsolescence and warranty items amounting to $250,000 during the first quarter of 2002. The Company's gross margin is and will continue to be highly sensitive to the mix of products shipped.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the first quarter of 2002 was $2,417,309 compared to $2,449,824 for the first quarter of 2001. This decrease of $32,515, or 1.3%, is primarily due to decreases in commissions and various promotions and related marketing programs offset by increases caused by the addition of LoopCare personnel. As a percentage of revenues, selling and marketing expenses increased to 13.8% in the first quarter of 2002 from 8.8% in the first quarter of 2001.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the first quarter of 2002 was $1,526,251, a decrease of $3,901, or 0.3%, from the $1,530,152 recorded in the first quarter of 2001. Certain general reserves in the amount of $165,000 provided for by the Company in 2001 were not required in 2002, however these decreases were offset by an increase in salaries and wages in 2002 resulting from the addition of administrative personnel and increased incentive compensation reserve requirements. As a percentage of revenues, general and administrative expenses increased to 8.7% in the first quarter of 2002 from 5.5% in the first quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the first quarter of 2002 was $3,994,641, an increase of $635,100, or 18.9%, over the $3,359,541 recorded in the first quarter of 2001. The increase is primarily associated with the addition of approximately 29 engineering personnel added as a result of the LoopCare acquisition along with other associated expenses. As a percentage of revenues, research and development expense increased to 22.8% in the first quarter of 2002 from 12.0% in the first quarter of 2001.

INTEREST AND OTHER INCOME

Interest and other income consists of interest income in both quarterly periods. For the first quarter of 2002, interest and other income was $237,999 compared to $906,977 for the first quarter of 2001, representing a decrease of $668,978, or 73.8%. This decrease is primarily a result of the decrease in funds available for investments, as a direct result of the LoopCare acquisition for $62,029,000 in cash at the beginning of the fourth quarter of 2001.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 2002 was $927,000, a decrease of $2,601,010 or 73.7%, from the $3,528,010 for the first quarter of 2001. The effective income tax rate for the first quarter of 2002 was approximately 38.0% of pretax income, which is consistent with the prior year.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the first quarter of 2002 was $1,512,814, a decrease of $4,242,355, or 73.7%, from the $5,755,169 recorded in the first quarter of 2001. Basic and diluted earnings per common share of $.12 and $.11, respectively, for the first quarter of 2002 decreased by $.32 and $.32, or 72.7% and 74.4%, from the $.44 and $.43, respectively, earned in the first quarter of 2001. Basic and diluted weighted average common and common equivalent shares outstanding were 13,099,210 and 13,421,307, respectively, in the first quarter of 2002 compared to 12,957,833 and 13,377,185, respectively, in the first quarter of 2001. As a percentage of revenues, net income for the first quarter of 2002 decreased to 8.6% compared to the 20.6% for the first quarter of 2001.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more important than others in gaining an understanding of the basis upon which the Company's financial statements have been prepared. A comprehensive review of these policies is contained in the Company's 2001 Annual Report on Form 10-K filed on March 22, 2002. There have been no significant changes in these policies or the application thereof during the first quarter of 2002.


                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had working capital of $68,693,672, which represented an increase of $1,065,521, or 1.6%, from the $67,628,151 of working capital as of December 31, 2001. The increase in working capital is a result of operating cash flows and proceeds from the exercise of stock options exceeding requirements for purchase of property and equipment and approximately $1,625,000 of treasury stock.

The Board of Directors has authorized the continuation of a share repurchase program it started in 1997. Under the current extension, the Company may repurchase a total of one million shares of its common stock before December 31, 2002. Since the initial repurchase program was instituted in April of 1997, and as of March 30, 2002, the Company has repurchased 461,800 shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. The number of shares the Company intends to purchase and the timing of such purchases will be determined by the Company at its discretion. The Company will use existing cash and short-term investments to finance the purchases.

Effective December 20, 2001, the Company executed a five-year $25.0 million Unsecured Revolving Credit Facility (the "Facility") with a bank. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Commitment fees are payable quarterly at 0.25% of the unused commitment. As of March 30, 2002, there were no outstanding borrowings under the Facility and the Company is in compliance with all debt covenants. No borrowings for working capital are currently anticipated, as the Company believes internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.

The Company's days sales outstanding (DSO's) in accounts receivable trade, based on the past twelve months rolling revenue, was 71 and 43 days as of March 30, 2002 and December 31, 2001, respectively. The increase is a direct result of the timing of a substantial amount of revenue recognition including LoopCare software product sales in the latter part of the first quarter of 2002. The Company's inventory turnover ratio was 1.2 turns and 1.3 turns for March 30, 2002 and December 31, 2001, respectively. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

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

                                     BACKLOG

The Company's backlog consists of firm customer purchase orders. As of March 31, 2002, the Company had an adjusted backlog of $8,119,432 compared to $4,936,448 at December 31, 2001 and $5,605,349 at March 31, 2001. The March 30, 2002
backlog includes approximately $6,434,356 related to software maintenance contracts. This maintenance and support will be provided and billed for on a straight-line basis throughout 2002. Including these scheduled maintenance billings, approximately 47% of the current backlog is scheduled to be recognized as revenue in the second quarter of 2002. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. While these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of the Company's products.

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

                                 TOLLGRADE COMMUNICATIONS, INC.
                                 (REGISTRANT)



Dated:   May 14, 2002            /S/ CHRISTIAN L. ALLISON
                                 -------------------------------------
                                 CHRISTIAN L. ALLISON
                                 CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER





Dated:   May 14, 2002            /S/ SAMUEL C. KNOCH
                                 -------------------------------------
                                 SAMUEL C. KNOCH
                                 CHIEF FINANCIAL OFFICER AND TREASURER





Dated:   May 14, 2002            /S/ CHARLES J. SHEARER
                                 -------------------------------------
                                 CHARLES J. SHEARER
                                 CONTROLLER

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


           Exhibit
           Number          Description
           -------         -----------
             15            Letter re unaudited interim financial information