Form 10-Q
period 2002-06-30
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2002-08-13
CIK 1002531

                     -------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                     -------------------------------------
                                  FORM 10-Q
(Mark One)

    [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 29, 2002

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

                  Yes ___X___                         No _______

      As of July 31, 2002, there were 13,552,736 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.
  This report consists of a total of 32 pages. The exhibit index is on page 31.

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 29, 2002

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                      PAGE NO.
-----------------------------                                                      --------
Item 1    Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of June 29, 2002 and December
          31, 2001 .............................................................       3

          Condensed Consolidated Statements of Operations for the three-month
          and six-month periods ended June 29, 2002 and June 30, 2001 ..........       4

          Condensed Consolidated Statements of Changes in Shareholder's Equity
          for the three-month and six-month periods ended March 30, 2002 and
          June 29, 2002 ........................................................       5

          Condensed Consolidated Statements of Cash Flows for the six-month
          period ended June 29, 2002 and June 30, 2001 .........................       6

          Notes to Condensed Consolidated Financial Statements .................       7

          Review Report of Independent Accountants .............................      14

Item 2    Management's Discussion and Analysis of Results of Operations and
          Financial Condition ..................................................      15

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings ....................................................      28
Item 2    Changes in Securities ................................................      28
Item 3    Defaults Upon Senior Securities ......................................      28
Item 4    Submission of Matters to a Vote of Security Holders ..................      28
Item 5    Other Information ....................................................      28
Item 6    Exhibits and Reports Filed on Form 8-K ...............................      29

SIGNATURE ......................................................................      30

EXHIBIT INDEX ..................................................................      31

PART I. FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 29, 2002       December 31,  2001
--------------------------------------------------------------------------------------------------------------
ASSETS                                                                  (Unaudited)
Current assets:
         Cash and cash equivalents                                      $   36,062,386         $  32,105,845
         Short-term investments                                              6,413,952             6,489,323
         Accounts receivable:
                  Trade                                                     11,004,381             9,296,551
                  Other                                                        271,086               320,501
         Inventories                                                        19,524,994            22,183,616
         Prepaid expenses and deposits                                         834,496               916,723
         Refundable income taxes                                               587,069             1,396,736
         Deferred tax assets                                                 1,536,928             1,116,756
-------------------------------------------------------------------------------------------------------------
                  Total current assets                                      76,235,292            73,826,051

Long-term investments                                                          450,000               150,000
Property and equipment, net                                                  8,270,063             8,012,546
Deferred tax assets                                                          2,812,394             2,812,987
Intangibles                                                                 38,500,000            38,500,000
Goodwill                                                                    16,161,763            16,161,763
Capitalized software costs, net                                              6,225,521             6,935,000
Other assets                                                                   262,147               231,614
=============================================================================================================
                  Total assets                                          $  148,917,180         $ 146,629,961
=============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                     $268,089         $     805,398
         Accrued warranty                                                    2,274,778             2,068,000
         Accrued expenses                                                      667,229               691,697
         Accrued salaries and wages                                            225,015               329,126
         Accrued royalties payable                                             370,356               397,451
         Income taxes payable                                                1,586,853             1,433,554
         Deferred income                                                     1,089,271               472,674
-------------------------------------------------------------------------------------------------------------
                  Total current liabilities                                  6,481,591             6,197,900

Deferred tax liabilities                                                       927,202               293,477
-------------------------------------------------------------------------------------------------------------
                  Total liabilities                                          7,408,793             6,491,377
Commitments and contingent liabilities                                              --                    --
Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
            50,000,000; issued shares, 13,552,736 and 13,513,119,
             respectively                                                    2,710,547             2,702,624
         Additional paid-in capital                                         70,394,275            70,010,254
         Treasury stock, at cost, 461,800 and 386,800 shares,
             respectively                                                   (4,790,783)           (3,164,975)
         Retained earnings                                                  73,194,348            70,590,681
-------------------------------------------------------------------------------------------------------------
                  Total shareholders' equity                               141,508,387           140,138,584
=============================================================================================================
                  Total liabilities and shareholders' equity            $  148,917,180         $ 146,629,961
=============================================================================================================

 The accompanying notes are an integral part of the condensed consolidated financial statements.

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                      For the                            For the
                                                                      -------                            -------
                                                                Three Months Ended                   Six Months Ended
                                                                ------------------                   ----------------
                                                        June 29, 2002      June 30, 2001      June 29, 2002      June 30, 2001
------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Products                                            $ 12,017,279       $ 21,177,167       $ 26,946,658       $ 48,640,920
     Services                                               2,566,631            599,000          5,159,526          1,125,249
------------------------------------------------------------------------------------------------------------------------------
Total Revenues:                                            14,583,910         21,776,167         32,106,184         49,766,169
------------------------------------------------------------------------------------------------------------------------------
Cost of Product Sales:
     Products
     Services                                               4,880,385          9,048,033         10,942,729         20,899,140
     Amortization of intangibles                              889,342            517,517          1,844,216            940,693
                                                              365,040                 --            730,080                 --
------------------------------------------------------------------------------------------------------------------------------
                                                            6,134,767          9,565,550         13,517,025         21,839,833
------------------------------------------------------------------------------------------------------------------------------
Gross Profit:                                               8,449,143         12,210,617         18,589,159         27,926,336
------------------------------------------------------------------------------------------------------------------------------
     Selling and marketing                                  2,224,833          2,492,496          4,642,142          4,942,320
     General and administrative                             1,268,594          1,062,146          2,794,845          2,592,298
     Research and development                               3,396,069          2,749,105          7,390,710          6,108,646
     Severance and related expense                                 --            400,000                 --            400,000
------------------------------------------------------------------------------------------------------------------------------
         Total operating expenses                           6,889,496          6,703,747         14,827,697         14,043,264
------------------------------------------------------------------------------------------------------------------------------
Income from operations                                      1,559,647          5,506,870          3,761,462         13,883,072
     Interest and other income, net                           200,000            790,558            437,999          1,697,535
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  1,759,647          6,297,428          4,199,461         15,580,607
     Provision for income taxes                               668,794          2,494,002          1,595,794          6,022,012
==============================================================================================================================
Net income                                               $  1,090,853       $  3,803,426       $  2,603,667       $  9,558,595
==============================================================================================================================
Earnings per share information:
Weighted average shares of common stock and equivalents:
     Basic                                                 13,088,748         13,028,498         13,099,106         12,993,558
     Diluted                                               13,339,053         13,404,290         13,386,081         13,391,030
------------------------------------------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:
     Basic                                               $        .08       $        .29       $        .20       $        .74
     Diluted                                             $        .08       $        .28       $        .19       $        .71
==============================================================================================================================

 The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

                                                                         Additional
                               Preferred            Common Stock           Paid-In        Treasury       Retained
                           Shares      Amount    Shares      Amount        Capital         Stock         Earnings      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at

 December 31, 2001            --       $  --  13,513,119   $ 2,702,624  $ 70,010,254  $  (3,164,975)  $ 70,590,681  $ 140,138,584

Exercise Of common
 stock option                 --          --      39,617         7,923       270,252          --            --            278,175

Tax benefit from exercise
 of stock options             --          --       --             --         113,769          --            --            113,769

Purchase of treasury stock    --          --       --             --          --         (1,625,808)        --         (1,625,808)

Net Income                    --          --       --             --          --              --         2,603,667      2,603,667
----------------------------------------------------------------------------------------------------------------------------------
Balance at
  June 29, 2002               --       $  --  13,552,736   $ 2,710,547  $ 70,394,275  $  (4,790,783)  $ 73,194,348  $ 141,508,387
----------------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of the condensed consolidated financial statements.

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                   June 29, 2002       June 30, 2001
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                          $  2,603,667       $   9,558,595
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                 1,878,709           1,167,907
         Tax benefit from exercise of stock options                                      113,769           1,085,812
         Refundable income taxes paid                                                    809,667           8,317,270
         Deferred income taxes                                                           214,146            (249,327)
         Reserve for losses on inventory                                                 872,000              10,341
         Reserve for allowance for doubtful accounts                                          --             175,000
Changes in assets and liabilities:
         (Increase) decrease in accounts receivable-trade                             (1,707,830)          1,322,462
         Decrease (increase) in accounts receivable-other                                181,915             (98,179)
         Decrease in inventories                                                       1,786,622           5,508,743
         Decrease in prepaid expenses and deposits                                        82,226             250,855
         Decrease in accounts payable                                                   (537,309)         (1,376,820)
         Increase in accrued warranty                                                    206,778             835,114
         Increase (decrease) in accrued expenses and deferred income                     459,629            (522,812)
         Decrease in accrued salaries and wages                                          (27,095)         (2,284,947)
         Decrease in royalties payable                                                  (104,110)            (58,635)
         Increase (decrease) in income taxes payable                                     153,299            (103,696)
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                            6,986,083          23,537,683
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Redemption/maturity of investments                                            4,332,386          15,206,244
         Purchase of investments                                                      (4,557,015)        (24,968,498)
         Capital expenditures                                                         (1,405,757)         (2,435,818)
         Purchase of treasury stock                                                   (1,625,808)                 --
         Investments in other assets                                                     (51,523)                 --
---------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                               (3,307,717)        (12,198,072)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Proceeds from exercise of stock options                                         278,175           1,045,238
---------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                              278,175           1,045,238
---------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                              3,956,541          12,384,849
Cash and cash equivalents at beginning of period                                      32,105,845          30,423,783
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $ 36,062,386       $  42,808,632
=====================================================================================================================

 The accompanying notes are an integral part of the condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month and six-month periods ended June 29, 2002 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month and six-month periods ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The Company has utilized the transitional guidance of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite useful life, shall not be amortized for financial reporting purposes. In connection with the acquisition, $45,800,000 of intangible assets were identified, of which $7,300,000 were related to capitalized software and determined to have a definite life, while the remaining $38,500,000 of the identified intangible assets, as well as goodwill of approximately $16,162,000, are not being amortized as they have been determined to have an indefinite useful life.

As of January 1, 2002, the Company fully adopted the provisions of SFAS No. 142. SFAS 142 requires that goodwill be analyzed for impairment under a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the potential impairment loss of the goodwill, is to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company has determined that it has only one reporting segment and has completed the first step of the goodwill impairment test as of June 29, 2002 by comparing the aggregate market value of the Company's stock with its carrying value, including goodwill. This test indicated that there was no impairment of goodwill carrying value and, accordingly, step two of the test was not required. Future changes in circumstances, including a sustained decline in the aggregate market value of the Company's stock, could necessitate a reconsideration of whether an impairment of goodwill carrying value has occurred.

Developed product software costs are being amortized over a five-year useful life. An annual review for impairment of these assets will be made following the guidance of paragraphs 4-11 of SFAS 121. Specifically, the sum of the undiscounted future cash flows expected to be derived from the developed product software will be compared with the carrying value. If the carrying value is greater than the sum of the projected cash flows, an impairment loss will be recorded equal to the excess of the carrying value over the fair value of the assets. The fair value will be determined by a separate test utilizing the discounted present value of the expected cash flow stream from the software.

In addition, other intangible assets that are not subject to amortization will be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for non-amortizable intangible assets will consist of a comparison of the fair value of an intangible asset with its carrying amount. The Company intends to test the value of intangible assets other than goodwill as of December 31, 2002 using the same testing methodology employed by independent consultants in making the initial valuation in 2001. Specifically, the relief-from-royalty method will be used to test the value of the LoopCare trade name and discounted cash flow analyses will be used to value the base software and post warranty maintenance service agreements.

One of the Company's four RBOC customers has recently notified the Company of its intention to negotiate a need based, time and materials fee instead of the fixed maintenance fee when its current service agreement expires on December 31, 2002. The Company has agreed to negotiate in good faith towards this type of arrangement but fully intends to maintain the value of this contract. Therefore, at this point, the Company believes the value and non-amortizing characteristics of this intangible asset to be preserved. However, if through negotiations, a new maintenance agreement with the RBOC customer cannot be reached, or if a new agreement is reached that is believed will result in less revenue to the Company than the current fixed fee agreement, the current fair value of the maintenance service agreements may be determined to be less than the $32,000,000 carrying value, perhaps materially so, resulting in a charge against operating income for 2002 and/or commencement of amortization of the remaining fair value over its determined useful life. A similar analysis of the fair value of the maintenance service agreements could be required if any of the Company's RBOC customers reduce or terminate their maintenance service agreements due to the RBOC customers' own financial difficulties.

The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired LoopCare business as if the combination occurred on January 1, 2001; compared with the actual results of operations for the second quarter and first six months of 2002 which included the LoopCare operations:

                                                      (In thousands, Except per Share Data)
                                               Three Months Ended                        Six Months Ended
                                         Historical        Proforma                 Historical        Proforma
                                      June 29, 2002     June 30, 2001              June 29, 2002   June 30, 2001
                                      -------------     -------------              -------------   -------------
Revenues                                  $  14,584         $  25,124                  $  32,106       $  56,462
----------------------------------------------------------------------------------------------------------------
Income from operations                        1,560             6,569                      3,761          16,007
----------------------------------------------------------------------------------------------------------------
Net income                                    1,091             4,287                      2,604          10,527
----------------------------------------------------------------------------------------------------------------
Net income per share:
----------------------------------------------------------------------------------------------------------------
        Diluted                           $    0.08         $    0.32                  $    0.19       $    0.79

The proforma results of operations for the quarter and six-months ended June 30, 2001 reflected above include one-fourth and one-half, respectively, of the annual audited results of the LoopCare product line business for 2001. Proforma adjustments made include an estimated allocation of selling, general and administrative expenses to the LoopCare operations based upon budgeted costs for 2002 and proforma amortization of the developed product software over five years. Proforma adjustments were also made to take into account the cost of money in connection with the acquisition costs. This was estimated by reducing interest income at historical earning rates for working capital deemed to have been available to apply to the acquisition costs and estimating interest expense on borrowed funds for residual acquisition costs at the historical prime rates of interest plus 1.5%. Adjustments were also made to reflect the tax consequences of the foregoing proforma adjustments.

The following information is provided regarding the Company's intangible assets:

                                            As of June 29, 2002
                                            -------------------
                                      Gross Carrying   Accumulated
                                         Amount       Amortization
                                     ------------    --------------
   Amortized intangible assets:
     Developed product software      $ 7,320,990       $ 1,095,469
                                     ===========       ===========

   Unamortized intangible assets:
     LoopCare trade name             $ 1,300,000
     Base software                     5,200,000
     Post warranty maintenance
       service agreements             32,000,000
                                     -----------
                                     $38,500,000
                                     ===========

                                                    As of December 31, 2001
                                                    -----------------------
                                               Gross Carrying        Accumulated
                                                   Amount           Amortization
                                                   ------           ------------
    Amortized intangible assets:
      Developed product software                $ 7,300,000          $   365,000
                                                ===========          ===========

    Unamortized intangible assets:
      LoopCare trade name                       $ 1,300,000
      Base software                               5,200,000
      Post warranty maintenace
        service agreements                       32,000,000
                                                -----------
                                                $38,500,000

    Aggregate amortization expense:
      For year ended December 31, 2001          $   365,000
                                                ===========

    Estimated amortization expense:
      For year ended December 31, 2002          $ 1,462,256
      For year ended December 31, 2003          $ 1,464,198
      For year ended December 31, 2004          $ 1,464,198
      For year ended December 31, 2005          $ 1,464,198
      For year ended December 31, 2006          $ 1,101,140

    Actual amortization expense:
      For the six-month period ended
       June 30, 2001                                                 $        -0-
      For the six-month period ended
       June 29, 2002                                                 $   730,080

    Actual net income:
      For the six-month period ended
       June 30, 2001                                                 $ 9,558,595
      For the six-month period ended
       June 29, 2002                                                 $ 2,603,667

3.       INVENTORIES

At June 29, 2002 and December 31, 2001, inventories consisted of the following:

                                                  (Unaudited)
                                                    June 29,             December 31,
                                                     2002                   2001
                                                 -------------          --------------
Raw materials . . . . . . . . . . . . .          $  11,943,788           $ 11,697,886
Work in progress. . . . . . . . . . . .              5,516,177              6,443,549
Finished goods. . . . . . . . . . . . .              4,048,029              5,153,181
                                                 -------------           ------------
                                                 $  21,507,994           $ 23,294,616
Reserves for slow moving and
  obsolete inventory                                (1,983,000)            (1,111,000)
                                                 -------------           ------------
                                                   $19,524,994           $ 22,183,616
                                                 =============           ============

4.       SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term investments at June 29, 2002 and December 31, 2001 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have a maturity of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. Long-term investments are comprised of individual municipal bonds with a maturity of more than one year but less than eighteen months and are stated at cost, which approximated market value. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.

The Company classifies its investment in all debt securities as "held to maturity" as the Company has the positive intent and ability to hold the securities to maturity which is in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The estimated fair values of the Company's financial instruments are as follows:

                                                    (Unaudited)
                                                      June 29,                     December 31,
                                                        2002                           2001
                                                --------------------            ----------------
                                               Carrying        Fair            Carrying      Fair
                                                Amount         Value            Amount       Value
                                                ------         -----            ------       -----
Financial assets:
Cash and cash equivalents . . . . . .        $36,062,386    $36,062,386      $32,105,845  $32,105,845
Short-term and long-term investments.          6,863,952      6,813,995        6,639,323    6,658,247
                                             -----------    -----------      -----------  -----------
                                             $42,926,338    $42,876,381      $38,745,168  $38,764,092
                                             ===========    ===========      ===========  ===========

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

The calculation of net income per common and common equivalent shares follows (unaudited):

-----------------------------------------------------------------------------------------------------------------------------
                                                      Three Months         Three Months        Six Months        Six Months
                                                          Ended               Ended               Ended            Ended
                                                      June 29, 2002       June 30, 2001       June 29, 2002     June 30, 2001
------------------------------------------------------------------------------------------------------------------------------

Net income                                            $  1,090,853         $  3,803,426        $  2,603,667      $  9,558,595
------------------------------------------------------------------------------------------------------------------------------

Common and common equivalent shares:

Weighted average number of
common shares outstanding
during the period...............................        13,088,748           13,028,498          13,099,106        12,993,558

Common shares issuable upon exercise
of outstanding stock options:

   Diluted......................................           250,305              375,792             286,975           397,472

Common and common equivalent shares
Outstanding during the period:
------------------------------------------------------------------------------------------------------------------------------

   Diluted......................................        13,339,053           13,404,290          13,386,081        13,391,030
==============================================================================================================================

Earnings per share data
Net income per common and common Equivalent shares:

   Basic........................................      $        .08         $        .29        $        .20      $        .74

   Diluted......................................      $        .08         $        .28        $        .19      $        .71

6.       DEFERRED AND REFUNDABLE TAX ASSETS

The Company's current refundable tax assets as of December 31, 2001 included a tax benefit of $1,396,736 resulting from the exercising of nonqualified stock options under the Company's stock option programs during 2001. The Company is entitled to a tax deduction equal to the difference between the fair market value of the shares received by the option holders upon exercise and the exercise price of the nonqualified stock options. The Company received $8,417,270 in 2001 in federal and state refunds in taxes paid in prior years. During the first quarter of 2002, the Company received $900,000 in federal income tax refunds associated with prior year taxes paid. It is anticipated that the remaining current refundable tax assets will be substantially utilized in 2002 either through refunds of prior year taxes paid or the elimination of income taxes due.

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

On January 24, 2002, the Board of Directors authorized the continuation of the share repurchase program under which the Company may repurchase a total of one million shares of its common stock before December 31, 2002. During the quarter ended March 30, 2002, the Company purchased an additional 75,000 shares of the Company's common stock under this program. No additional shares were repurchased during the second quarter of 2002.

                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tollgrade Communications, Inc. and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and its subsidiaries as of June 29, 2002 and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 29, 2002 and June 30, 2001 and the condensed consolidated statement of cash flows for the six-month periods ended June 29, 2002 and June 30, 2001 and the statements of changes in shareholders equity for the six-month period ended June 29, 2002. These financial statements are the responsibility of the Company's management.

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

Pittsburgh, Pennsylvania
July 17, 2002

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains statements relating to future events that are considered "forward-looking statements." These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things, projected cash flows used in the valuation of intangible assets, the anticipated results of negotiations for new maintenance service agreements, as well as purchase orders and other customer purchase agreements, the ability to utilize current deferred and refundable tax assets, opportunities which the Company's professional services offer to customers, the potential loss of certain customers, the timing of orders from customers, the effect of consolidations in the markets to which the Company sells, the effects of the economic slowdown in the telecommunications industry, the possibility of future provisions for slow moving inventory, and the effect on earnings and cash flows of changes in interest rates.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Report, are based on assumptions that involve risks and uncertainties and are subject to change based on the considerations described below. The Company does not undertake any obligation to publicly update any forward-looking statements.

General economic conditions and the economic conditions of the telecommunications industry, including the effect of negative line growth and competition for the Company's RBOC customers from wireless, cable providers and other carriers entering the local telephone service market can affect the capital budgets of the Company's customers. If such conditions result in a reduction of such budgets, the Company's revenues can be adversely affected.
If the Company's customers find themselves unable to meet their established purchase forecasts and their own growth projections, such customers may curtail their purchase of the Company's products, which would adversely affect the Company's revenues.

If the financial strength of certain of the Company's major customers should deteriorate or such customers encounter difficulties in accessing capital, the ability of such customers to purchase and pay for the Company's products could be impaired, with a corresponding adverse affect on the Company's revenues.
If third parties with whom the Company has entered into sales and marketing partnerships should fail to meet their own performance objectives or (in some cases) prove unable to continue to provide vendor financing to certain local exchange carriers, customer demand for the Company's products could be adversely affected, which would have an adverse effect on the Company's revenues.
Seasonal fluctuations in customer demand for the Company's products can create corresponding fluctuations in period to period revenues, and any increases in the rate of order cancellation by customers could adversely affect future revenues.

The carrying value of certain intangible assets, including goodwill, acquired by the Company from Lucent Technologies, Inc. ("Lucent") could be impaired if changing market conditions indicate that lower than anticipated cash flows will be produced by such intangible assets.

If the Company were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, loss of key assembly subcontractors or other factors, the Company's ability to produce and ship its manufactured products could be adversely affected, with an adverse effect upon revenues.

The introduction of improved products or services or reduced prices by the Company's competitors could reduce the demand for the Company's products and services and adversely affect revenues.

If the Company proves unable to respond effectively to technological change in its industry, such as an evolution of the telephone network from circuit to packet-based, by developing new products and services and obtaining customer approval and acceptance of its products and services, demand for the Company's products and services could be adversely affected, which would adversely affect revenues.

The Company is dependent on a relatively narrow range of products and a small number of large customers. As a result, the failure of one or a small number of the Company's products to gain or maintain acceptance in the marketplace, or the decision by one or a few of the Company's customers to curtail their purchases of the Company's products could have an adverse effect on revenues.

If one or more of a small number of key employees of the Company were to cease to be associated with the Company, the Company's future results could be adversely affected.

If the Company is unable to successfully assert and defend its proprietary rights in the technology utilized in its products, its future results could be adversely affected. If third parties were able to successfully assert that the Company's use of technology infringed upon the proprietary rights of others, the future results of the Company could be adversely affected.

If one or more of the Company's products were to prove defective, the Company's relationships with its customers could be jeopardized and the Company could be subject to potential liability, adversely affecting the Company's future results.

If for any reason demand for the Company's products should decrease substantially, the Company could find itself with excess inventory and obsolescent parts on hand, which could adversely affect future results.

Changes in government regulation, such as modification or repeal of The Telecommunications Act of 1996, increasing the costs of doing business by the Company or its customers, or preventing the Company or its customers from engaging in business activities they may wish to conduct could adversely affect the Company's future results.

Overview

The Company was organized in 1986 and began operations in 1988. The Company designs, engineers, markets and supports test system, test access and status monitoring products for the telecommunications and cable television industries. Effective September 30, 2001, the Company purchased certain assets of the LoopCare(TM) product business from Lucent. These assets consisted of LoopCare software base code and developed enhancements, as well as the rights to existing maintenance contracts for the LoopCare software. Effective September 30, 2001, revenues from the sales of either software base code or developed enhancements are either reported separately or as part of the Company's revenues attributable to test system products to which they synergistically relate, while the revenues from maintenance contracts are reflected as part of the Company's Professional Services revenues.

The Company has determined that its business has one reportable segment in the test assurance industry. All product sales are considered components of the business of testing infrastructure and networks for the telecommunications and cable television industries. While the Company does internally develop sales results associated with the various product categories, this information is not considered sufficient for segment reporting purposes nor does the chief operating decision maker make critical decisions or allocate assets based solely on this information. Its products and services have similar economic characteristics, the same or similar production processes and are sold to similar types or classes of customers in, or entering into, the telecommunications business through similar distribution means. The LoopCare software product line business was acquired by the Company to broaden its DigiTest(R) test platform into a system level offering and as a competitive defense to protect the Company's MCU(R) and DigiTest products' market share.

The Company's telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" ("POTS") lines containing both copper and fiber optics. The Company's MCU product line, which includes POTS line testing as well as alarm-related products, represented approximately 52% of the Company's revenue for the second quarter ended June 29, 2002. The Company's MCU product line will continue to account for a substantial portion of the Company's revenues for the foreseeable future.

The Company's DigiTest centralized network test system platform, which includes certain LoopCare software base code and developed enhancements, focuses on helping local exchange carriers conduct the full range of fault diagnosis, along with the ability to qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and Integrated Services Digital Network ("ISDN") service. The Company's DigiTest system is designed to provide the complete solution for testing POTS and performing local loop prequalification for DSL services. The system currently consists of the comprehensive LoopCare diagnostic software, as well as three integrated pieces of hardware, the Digital Measurement Node ("DMN"), the Digital Measurement Unit ("DMU"), and the Digital Wideband Unit ("DWU"). When used in an integrated fashion, the DigiTest system permits local exchange carriers to perform a complete array of central office testing including POTS, DSL line prequalification, bridged tap detection, data rate prediction, and in-service wideband testing. Sales of the DigiTest product line, accounted for approximately 7% of the Company's revenue for the second quarter of 2002.

The Company's Digital Access Unit ("DAU") provides automated test access of locally non-switched, two wire circuits and it helps facilitate the line sharing or the spectral unbundling process for both incumbent (ILEC) and competitive local exchange carriers (CLECs). Sales of this product line represented less than 1% of total revenue for the current quarter.

The Company's LoopCare software products consist primarily of engineered enhancements to the LoopCare base code software, which result in increased connectivity and versatility of LoopCare within the customers' existing quality assurance systems. Sales of stand-alone LoopCare software accounted for approximately 16% of total second quarter 2002 revenue.

The Company's LIGHTHOUSE(R) cable products consist of a complete cable status monitoring system that provides a broad testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system includes a host for user interface, control and configuration; a head-end controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. Sales of the LIGHTHOUSE product line accounted for approximately 7% of the Company's revenue for the second quarter of 2002.

The cornerstone of the Company's professional services offering is the Testability Improvement Initiatives. These services may offer the customer the opportunity to make improvements in testability levels, while training their own staffs in targeted geographic regions over a defined period of time. In this way, the customers' internal repair technicians can make use of automated systems to diagnose and repair subscriber loop problems, thereby automatically eliminating the need for the involvement of several highly trained people to do so. The services business was considerably expanded upon the acquisition of software maintenance contracts related to the LoopCare software product line. Including these software maintenance revenues, services revenue accounted for approximately 18% of the Company's revenue for the second quarter ended June 29, 2002.

The Company's telecommunication product sales and services are primarily to the four Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies and to certain digital loop carrier ("DLC") equipment manufacturers. For the second quarter ended June 29, 2002, approximately 73% of the Company's total revenue was generated from sales to these four RBOCs. During the second quarter of 2002, sales to three RBOCs (SBC, Verizon and BellSouth) individually exceeded 10% of consolidated revenues and on a combined basis, comprised approximately 64% (32.8%, 17.7% and 13.7%, respectively) of the Company's net sales. Although not a 10% customer in the current quarter, in past periods Qwest has been a 10% customer. Receivables outstanding with Qwest at June 29, 2002 were $858,473, which includes software maintenance revenue. On an annual basis, the software maintenance contract is a significant piece of the Company's LoopCare software maintenance revenue. Based on Qwest's recent public disclosure, they have indicated they will be restating financial results for the past three years and they have withdrawn any financial guidance given for 2002. Due to the Company's present dependency on these key customers including Qwest, the potential loss of one or more of them as a customer or the reduction of orders for the Company's products by them could materially and adversely affect the Company.

The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from, shipments to, and acceptance of software by the RBOCs and significant independent telephone companies. This timing is particularly sensitive to various business factors within each of the RBOCs, including the RBOCs relationships with their various organized labor groups, as well as an increasing tendency for the RBOCs to place large orders for shipment of hardware and software toward the end of the quarter. In addition, the markets for the Company's products, specifically, LoopCare, DigiTest and LIGHTHOUSE, are highly competitive. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.

The Company believes that recent changes within the telecommunication marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have resulted in some discounting and more favorable terms granted to certain customers of the Company. In addition, certain customers have consolidated product purchases that have translated into large bulk orders. As stated earlier, there is an increasing trend, in response to some of these discounting programs, for these customers to place large bulk orders toward the end of the quarter for shipment of large quantities of hardware and software in the last month of the quarter. Although the Company will continue to strive to meet the demands of its customers, which include delivery of quality products at an acceptable price and on acceptable terms, there are no assurances that the Company will be successful in negotiating acceptable terms and conditions in its purchase orders or its customer purchase agreements. Additionally, continuing consolidation efforts among the RBOCs, and their ability to consolidate their inventory and product procurement systems could cause fluctuations or delays in the Company's order patterns. Also, recent efforts in the cable industry to consolidate as well as to standardize transponders among status monitoring systems could cause pricing pressure as well as affect deployment within certain customers of the Company's cable products. These standards were adopted by the standards setting body in the year 2001 and may adversely affect the Company's revenues from such products in the year 2002 and in subsequent periods. In addition, markets for the Company's LIGHTHOUSE products have been, and may continue to be, difficult for the foreseeable future. The Company cannot predict such future events or business conditions and the Company's results could be adversely affected by these industry trends in the primary markets its serves.

International sales in the second quarter ended June 29, 2002 were approximately 6% of total revenues and the Company believes that certain international markets may offer further opportunities. The addition of the LoopCare software product line has enhanced the Company's capability to penetrate this market. The Company recorded its initial LoopCare Software sale in the international market in the first quarter of 2002 with two additional sales in the second quarter of 2002. However, the international telephony markets differ from those found domestically due to the different types and configurations of equipment used by those international communication companies to provide services. In addition, certain competitive elements also are found internationally which do not exist in the Company's domestic markets. These factors, when combined, have made entrance into these international markets very difficult. From time to time, the Company has utilized the professional services of various marketing consultants to assist in defining the Company's international market opportunities. With the assistance of these consultants and through direct marketing efforts by the Company, it has been determined that its present MCU technology offers limited opportunities in certain international markets for competitive and other technological reasons. The Company continues to evaluate opportunities for its other products including its LoopCare Software products in international markets. However, there can be no assurance that any continued efforts by the Company will be successful or that the Company will achieve significant international sales.

The Company believes that its future growth will be affected as a result of the continuing economic slowdown in the telecommunications industry whereby established RBOC and large ILEC customers are becoming even more conservative in their capital spending with direct impact on ordering patterns and quantities. The Company believes that the RBOC and large ILEC customers are being adversely affected by deteriorating line growth and the after-effects of overspending in 1999 and 2000, as well as competition from cable and wireless carriers and other carriers entering the local telephone service market. In addition, certain emerging carriers are continuing to be hampered by financial instability caused in large part by a lack of access to capital. Due to this uncertainty, the Company will continue to evaluate its investments in production, marketing and research and development expenses and monitor, control or decrease expense levels, as appropriate.

The Company also believes that continued growth will depend, in part, on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percentage of revenues were 23% for the second quarter of 2002 compared to 13% for the second quarter of 2001.

                    RESULTS OF OPERATIONS - SECOND QUARTER

Revenues

Revenues for the second quarter of 2002 of $14,583,910 were $7,192,257, or 33%, lower than the revenues of $21,776,167 reported for the second quarter of 2001. The revenue performance by product line for the second quarter of 2002 compared to the prior year period follows.

The decrease in revenues for the second quarter of 2002 resulted primarily from slower deployments of the MCU product-line caused by the continuing budget restrictions of the RBOCs, as well as the effects from negative line growth and diminishing DLC deployment. This decrease in sales of the MCU product line resulted from decreased sales to all RBOCs, which is primarily associated with slow-downs in capital spending programs to upgrade DLC systems within certain regions with MCU technology. Further, as the product life cycle for the MCU product continues to mature, there is a continuing possibility that customer requirements for certain legacy MCU products may be satisfied at some point. Sales of the Company's core MCU products, which decreased by $7,518,000 between the quarterly periods, comprised 52% of total second quarter 2002 revenues compared to 68.9% for the year earlier quarter.

Sales of Tollgrade's DigiTest system products, which include LoopCare software, declined substantially between quarterly periods due to a decline in sales of DigiTest hardware to Sprint USA as a result of the discontinuation of their ION project. Sales of DigiTest products represented 6.9% of total revenue for the quarter. In addition, sales of the Company's DAU product line were insignificant during the second quarter 2002 as a result of the discontinuation of Sprint's ION project.

Sales of stand alone LoopCare software products of $2,321,679 for the second quarter of 2002 were made primarily to RBOC customers and certain international customers. The Company acquired this product line from Lucent Technologies, Inc. on September 30, 2001 and thus had no comparable sales in the second quarter of 2001. These sales comprised 15.9% of total revenues during the second quarter of 2002.

The Company's second quarter 2002 service revenues were $2,566,149, which represents 17.6% of total quarterly revenue and an increase of $1,967,000 over the second quarter of 2001. The increase is primarily due to the inclusion of $1,889,631 from software maintenance related to the new LoopCare product line. The balance of professional services revenue relates to installation oversight and project management services. Service revenues were provided primarily to RBOC customers.

LIGHTHOUSE cable product sales increased $573,000 or 135.5% between quarters due primarily to the deployment of the Company's Version 5 LIGHTHOUSE software by AT&T BIS. Sales of LIGHTHOUSE cable status monitoring system products amounted to 6.8% of total second quarter 2002 revenue.

Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders from, shipments to, and acceptance of software by the RBOCs, and are not necessarily indicative of long-term trends in sales of the Company's products.

Gross Profit

Gross profit for the second quarter of 2002 was $8,449,143 compared to $12,210,617 for the second quarter of 2001, representing a decrease of $3,761,474, or 30.8%. Gross profit as a percentage of revenues increased to 57.9% in the second quarter of 2002, compared to 56.1% in the same quarter last year. The overall increase in gross profit as a percentage of sales resulted primarily from higher margins associated with the sales of LoopCare software products, offset by increased cost per unit sold due to substantially lower hardware production, the product mix of hardware sales during the quarter relative to last year and $600,000 provided for slow moving inventory. The majority of this inventory related to products manufactured by Tollgrade for OEM partners who have seen substantial declines in business levels as a result of current difficult market conditions. The Company will continue to monitor and aggressively manage its inventory stock, but there can be no assurances made that further provisions for slow moving inventory will not be required. The Company's gross margin is and will continue to be highly sensitive to the mix of products shipped, the level of operations and the level of reserves required for slow moving and obsolete inventory should current difficult economic conditions persist.

Selling and Marketing Expense

Selling and marketing expense for the second quarter of 2002 was $2,224,833 compared to $2,492,496 for the second quarter of 2001. This decrease of $267,663 or 10.7%, is primarily due to decreases in commissions, reversal of incentive compensation accruals provided in the first quarter of 2002 of $58,900 and decreases in various promotions and related marketing programs offset by increases caused by the addition of LoopCare personnel. As a percentage of revenues, selling and marketing expenses increased to 15.3% in the second quarter of 2002 from 11.4% in the second quarter of 2001.

General and Administrative Expense

General and administrative expense for the second quarter of 2002 was $1,268,594, an increase of $206,448, or 19.4%, from the $1,062,146 recorded in the second quarter of 2001. The increase is attributable to the addition of LoopCare and other personnel, higher general insurance costs and higher professional services expenses associated with the annual report and 10-K, partially offset by the reversal of incentive compensation accruals provided in the first quarter of 2002 of $46,500. As a percentage of revenues, general and administrative expenses increased to 8.7% in the second quarter of 2002 from 4.9% in the second quarter of 2001.

Research and Development Expense

Research and development expense in the second quarter of 2002 was $3,396,069, an increase of $646,964, or 23.5%, over the $2,749,105 recorded in the second quarter of 2001. The increase is primarily associated with the addition of approximately 29 engineering personnel resulting from the LoopCare acquisition along with other associated expenses. This increase was partially offset by the reversal of incentive compensation accruals provided in the first quarter of 2002 of $100,000. As a percentage of revenues, research and development expense increased to 23.3% in the second quarter of 2002 from 12.6% in the second quarter of 2001.

Severance and Related Expense

On April 19, 2001, the Company announced a cost realignment initiative. The restructuring program resulted in workforce reduction charges of $400,000 (not included in above expense categories) in the second quarter of 2001 related to the cost of severance and related benefits for the termination of approximately 80 employees, as well as exit costs consisting of consulting and legal fees.

Interest and Other Income

Interest and other income consists of interest income in both quarterly periods. For the second quarter of 2002, interest and other income was $200,000 compared to $790,558 for the second quarter of 2001, a decrease of $590,558, or 74.7%. This decrease is primarily a result of the decrease in funds available for investments due to the LoopCare acquisition for $62,029,000 in cash at the beginning of the fourth quarter of 2001.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2002 was $668,794, a decrease of $1,825,208 or 73.2% from the $2,494,002 recorded for the second quarter of 2001. The effective income tax rate for both periods was approximately 38% of pretax income.

Net Income and Earnings Per Share

As a result of the above factors, net income for the second quarter of 2002 was $1,090,853, a decrease of $2,712,573, or 71.3%, from the $3,803,426 recorded in the second quarter of 2001. Basic and diluted earnings per common share of $.08 for the second quarter of 2002 decreased by $.21 and $.20, or 72.4% and 71.4%, from the $.29 and $.28, respectively, earned in the second quarter of 2001. Basic and diluted weighted average common and common equivalent shares outstanding were 13,088,748 and 13,339,053, respectively, in the second quarter of 2002 compared to 13,028,498 and 13,404,290, respectively, in the second quarter of 2001. As a percentage of revenues, net income for the second quarter of 2002 decreased to 7.5% compared to 17.5% for the second quarter of 2001.

                       RESULTS OF OPERATIONS YEAR-TO-DATE

Revenues

For the first six months of 2002, revenues were $32,106,184 compared to $49,766,169 for the first six months of 2001, representing a decrease of $17,659,985, or 35.5%. The revenue performance by product line for the first six months of 2002 compared to the prior year period follows.

The decrease in revenues for the first six months of 2002 resulted primarily from slower deployments of the MCU product line caused by the continuing budget restrictions of the RBOCs as well as the effects from negative line growth and diminishing DLC deployment. This decrease in sales of the MCU product line resulted from decreased sales to all RBOCs, which is primarily associated with slowdowns in capital spending programs to upgrade DLC systems within certain regions with MCU technology. Further, as the product life cycle for the MCU product continues to mature, there is a continuing possibility that customer requirements for certain legacy MCU products may be satisfied at some point. For similar reasons, the Company's OEM resellers shipped fewer Digital Loop Carrier systems to their end customers, which reduced MCU product sales to these customers. Sales of the Company's core MCU products, which decreased by $17,553,000 between the six-month periods, comprised 53.1% of total revenue for the first six months of 2002 compared to 69.5% for the year earlier period.

Sales of Tollgrade's DigiTest system products, which include LoopCare software, declined substantially ($6,945,000) between six-month periods due to a lack of sales of DigiTest hardware to Nortel for international applications and a decline in sales to Sprint USA as a result of the discontinuation of their ION project. Sales of DigiTest products represented 7.0% of total revenue for the first six months of 2002. In addition, sales of the Company's DAU product line were insignificant during the first six months of 2002 as a result of the discontinuation of Sprint's ION project.

Sales of stand alone LoopCare software products of $5,741,622 for the first six months of 2002 were made primarily to RBOC customers and certain international customers. The Company acquired this product line from Lucent Technologies, Inc. on September 30, 2001 and thus had no comparable sales in the first six months of 2001. These sales comprised 17.9% of total revenues during the first six months of 2002.

The Company's service revenues for the first six months of 2002 were $5,138,720, which represents 16.0% of total six-month revenue and an increase of $4,014,000 over the similar period in 2001. The increase is due to the inclusion of $3,877,672 from software maintenance related to the new LoopCare product line. The balance of professional services revenue relates to installation oversight and project management services. Service revenues were provided primarily to RBOC customers.

LIGHTHOUSE cable product sales were $1,666,660 during the first six months of 2002, a decrease of 8.9% or $162,000 from the prior year period. These sales amounted to 5.2% of total second quarter 2002 revenue.

Gross Profit

Gross profit for the first six months of 2002 was $18,589,159 compared to $27,926,336 for the first six months of 2001, representing a decrease of $9,337,177, or 33.4%. Gross profit as a percentage of revenues increased to 57.9% in the first six months of 2002, compared to 56.1% in the same period last year. The overall increase in gross profit as a percentage of sales resulted primarily from higher margins associated with the sales of LoopCare software products, offset by increased cost per unit sold due to substantially lower hardware production, the product mix of hardware sales during the period relative to the previous period and $1,163,000 provided for slow moving and obsolete inventory and warranty items amounting to $250,000. The majority of this inventory related to products manufactured by Tollgrade for OEM partners who have seen substantial declines in business levels as a result of current difficult market conditions. The Company will continue to monitor and aggressively manage its inventory stock, but there can be no assurances made that further provisions for slow moving inventory will not be required. The Company's gross margin is and will continue to be highly sensitive to the mix of products shipped, the level of operations and the level of reserves required for slow moving and obsolete inventory should current difficult economic conditions persist.

Selling and Marketing Expense

Selling and marketing expense for the first six months of 2002 was $4,642,142 compared to $4,942,320 for the six months of 2001. This decrease of $300,178 or 6.1%, is primarily due to decreases in commissions and decreases in various promotions and related marketing programs offset by increases caused by the addition of LoopCare personnel. As a percentage of revenues, selling and marketing expenses increased to 14.5% in the first six months of 2002 from 9.9% in the same period last year.

General and Administrative Expense

General and administrative expense for the first six months of 2002 was $2,794,845, an increase of $202,547, or 7.8%, from the $2,592,298 recorded in the first six months of 2001. The increase is attributable to the addition of LoopCare and other personnel, higher general insurance costs and higher professional services expenses associated with the annual report and Form 10-K. As a percentage of revenues, general and administrative expenses increased to 8.7% in the second quarter of 2002 from 5.2% in the same period of 2001.

Research and Development Expense

Research and development expense for the first six months of 2002 was $7,390,710, an increase of $1,282,064 or 21.0%, over the $6,108,646 recorded in the first six months of 2001. The increase is primarily associated with the addition of approximately 29 engineering personnel resulting from the LoopCare acquisition along with other associated expenses. As a percentage of revenues, research and development expense increased to 23.0% in the first six months of 2002 from 12.3% in the similar period of 2001.

Severance and Related Expense

On April 19, 2001, the Company announced a cost realignment initiative. The restructuring program resulted in workforce reduction charges of $400,000 (not included in above expense categories) in the second quarter of 2001 related to the cost of severance and related benefits for the termination of approximately 80 employees, as well as exit costs consisting of consulting and legal fees.

Interest and Other Income

Interest and other income consists of interest income in both semiannual periods. For the first six months of 2002, interest and other income was $437,999 compared to $1,697,535 for the first six months of 2001, a decrease of $1,259,536, or 74.2%. This decrease is primarily a result of the decrease in funds available for investments due to the LoopCare acquisition for $62,029,000 in cash at the beginning of the fourth quarter of 2001.

Provision for Income Taxes

The provision for income taxes for the first six months of 2002 was $1,595,794, a decrease of $4,426,218 or 73.5% from the $6,022,012 recorded for the first six months of 2001. The effective income tax rate for both periods was approximately 38% of pretax income.

Net Income and Earnings Per Share

As a result of the above factors, net income for the first six months of 2002 was $2,603,667, a decrease of $6,954,928, or 72.8%, from the $9,558,595 recorded in the first six months of 2001. Basic and diluted earnings per common share of $.20 and $.19, respectively, for the first six months of 2002 decreased by $.54 and $.52, or 73.0% and 73.2%, from the $.74 and $.71, respectively, from that earned in the first six months of 2001. Basic and diluted weighted average common and common equivalent shares outstanding were 13,099,106 and 13,386,081, respectively, in the first six months of 2002 compared to 12,993,558 and 13,391,030 respectively, in the first six months of 2001. As a percentage of revenues, net income for the first six months of 2002 decreased to 8.1% compared to 19.2% for the first six months of 2001.

Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders from, shipments to, and acceptance of software by the RBOCs, and are not necessarily indicative of long-term trends in sales of the Company's products.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company's financial statements have been prepared. A comprehensive review of these policies is contained in the Company's 2001 Annual Report on Form 10-K filed on March 22, 2002. There have been no significant changes in these policies or the application thereof during the second quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 2002, the Company had working capital of $69,753, 700 which represented an increase of $2,125,549 or 3.1%, from the $67,628,151 of working capital as of December 31, 2001. The increase in working capital is a result of operating cash flows and proceeds from the exercise of stock options exceeding cash requirements for the purchase of property and equipment and approximately $1,625,000 of treasury stock.

The Board of Directors has authorized the continuation of a share repurchase program it started in 1997. Under the current extension, the Company may repurchase a total of one million shares of its common stock before December 31, 2002. Since the initial repurchase program was instituted in April of 1997, and as of June 29, 2002, the Company has repurchased 461,800 shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. The number of shares the Company intends to purchase and the timing of such purchases will be determined by the Company at its discretion. The Company will use existing cash and short-term investments to finance the purchases.

Effective December 20, 2001, the Company executed a five-year $25.0 million Unsecured Revolving Credit Facility (the "Facility") with a bank. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Commitment fees are payable quarterly at 0.25% of the unused commitment. As of June 29, 2002, there were no outstanding borrowings under the Facility and the Company is in compliance with all debt covenants. No borrowings for working capital are currently anticipated, as the Company believes internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.

The Company's days sales outstanding (DSO's) in accounts receivable trade, based on the past twelve months rolling revenue, was 64 and 43 days as of June 29, 2002 and December 31, 2001, respectively. The increase is a direct result of a substantial amount of sales in June of 2002 compared to December of 2001. The Company's inventory turnover ratio was 1.2 turns and 1.3 turns for June 29, 2002 and December 31, 2001, respectively. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

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

Other Matters

On September 30, 2001, the Company acquired certain assets and assumed certain liabilities of the LoopCare Product line from Lucent Technologies, Inc. ("Lucent") for approximately $62,029,000 in cash which includes approximately $2,200,000 of acquisition-related costs. The acquisition has been recorded under the purchase method of accounting and, accordingly, the results of operations of the LoopCare product line since October 1, 2001 have been included in the consolidated financial statements.

The Company has utilized the transitional guidance of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite useful life, shall not be amortized for financial reporting purposes. In connection with the acquisition, $45,800,000 of intangible assets was identified, of which $7,300,000 were related to capitalized software and determined to have a definite life, while the remaining $38,500,000 of the identified intangible assets, as well as goodwill of approximately $16,162,000, are not being amortized as they have been determined to have an indefinite useful life.

As of January 1, 2002, the Company fully adopted the provisions of SFAS No. 142. SFAS 142 requires that goodwill be analyzed for impairment under a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the potential impairment loss of the goodwill, is to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company has determined that it has only one reporting segment and has completed the first step of the goodwill impairment test as of June 29, 2002 by comparing the aggregate market value of the Company's stock with the Company's book carrying value, including goodwill. This test indicated that there was no impairment of goodwill carrying value and, accordingly, step two of the test was not required. Future changes in circumstances, including a sustained decline in the aggregate market value of the Company's stock, could necessitate a reconsideration of whether an impairment of goodwill carrying value has occurred.

Developed product software costs are being amortized over a five-year useful life. An annual review for impairment of these assets will be made following the guidance of paragraphs 4-11 of SFAS 121. Specifically, the sum of the undiscounted future cash flows expected to be derived from the developed product software will be compared with the net book carrying value. If the carrying value is greater than the sum of the projected cash flows, impairment loss will be recorded equal to the excess of the carrying value over the fair value of the assets. The fair value will be determined by a separate test utilizing the discounted present value of the expected cash flow stream from the software.

In addition, other intangible assets that are not subject to amortization will be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for non-amortizable intangible assets will consist of a comparison of the fair value of an intangible asset with its carrying amount. The Company intends to test the value of intangible assets other than goodwill as of December 31, 2002 using the same testing methodology employed by independent consultants in making the initial valuation in 2001. Specifically, the relief-from-royalty method will be used to test the value of the LoopCare trade name and discounted cash flow analyses will be used to value the base software and post warranty maintenance service agreements.

As previously discussed, at the date of the LoopCare acquisition, the Company established a non-amortizing intangible asset based primarily on the value of RBOC service maintenance agreements whose fees are fixed and which renewal is assumed to be for perpetuity. One of the Company's four RBOC customers has recently notified the Company of its intention to negotiate a need based, time and materials fee instead of the fixed maintenance fee when its current service agreement expires on December 31, 2002. The Company has agreed to negotiate in good faith towards this type of arrangement but fully intends to maintain the value of this contract. Therefore, at this point, the Company believes the value and non-amortizing characteristics of this intangible asset to be preserved. However, if through negotiations, a new maintenance agreement with the RBOC customer cannot be reached, or if a new agreement is reached that is believed will result in less revenue to the Company than the current fixed fee agreement, the current fair value of the maintenance service agreements may be determined to be less than the $32,000,000 carrying value, perhaps materially so, resulting in a charge against operating income for 2002 and/or commencement of amortization of the remaining fair value over its determined useful life. A similar analysis of the fair value of the maintenance service agreements could be required if any of the Company's RBOC customers reduce or terminate their maintenance service agreements due to the RBOC customers' own financial difficulties.

BACKLOG

The Company's backlog consists of firm customer purchase orders and signed software maintenance agreements. As of June 29, 2002, the Company had a backlog of $7,394,925 compared to $4,936,448 at December 31, 2001 and $5,605,349 at
March 31, 2001. The June 29, 2002 backlog includes approximately $4,227,517 related to software maintenance contracts. This maintenance and support will be provided for and billed on a straight-line basis through the remaining terms of the agreements. Including the scheduled maintenance services, approximately 53% of the current backlog is expected to be recognized as revenue in the third quarter of 2002. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. While these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of the Company's products.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
           None.

Item 2.  CHANGES IN SECURITIES
           None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
           None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           On May 7, 2002, the Company held its annual shareholders meeting. At the meeting, Christian L. Allison, Daniel P. Barry and David S. Egan were elected to the Board of Directors for a three year term expiring at the annual meeting of shareholders in 2005. The terms of Directors James J. Barnes and Rocco L. Flaminio continued after the meeting and will expire at the annual meeting of shareholders in 2003. The terms of Directors Richard H. Heibel, M.D. and Robert W. Kampmeinert also continued after the meeting and will expire at the annual meeting of shareholders in 2004. In addition, the Company's 1995 Long-Term Incentive Compensation Plan was amended to increase the number of shares of Common Stock authorized under the plan by 200,000 shares. Also, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal year 2002. The results of the voting were as follows:

----------------------------------------------------------------------------------------------------------------
                                       Total Votes        For         Against       Withheld       Abstained
                                           Cast
----------------------------------------------------------------------------------------------------------------
        Election of Directors
         Christian L. Allison           12,395,502    11,638,330     --------       757,172        --------
           Daniel P. Barry              12,395,502    11,595,075     --------       800,427        --------
            David S. Egan               12,395,502    11,626,509     --------       768,993        --------
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
   Amendment to the Company's 1995      12,395,502    10,158,659     2,212,049      --------        24,794
Long-Term Incentive Compensation Plan
----------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
 Ratification of the Appointment of     12,395,502    11,322,604     1,058,478      --------        14,420
     PricewaterhouseCooopers LLP
----------------------------------------------------------------------------------------------------------------

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

                                        Tollgrade Communications, Inc.
                                        (Registrant)



Dated:  August 13, 2002                 /s/ Christian L. Allison
                                        ----------------------------------------
                                        Christian L. Allison
                                        Chairman and Chief Executive Officer



Dated:  August 13, 2002                 /s/ Samuel C. Knoch
                                        ----------------------------------------
                                        Samuel C. Knoch
                                        Chief Financial Officer and Treasurer



Dated:  August 13, 2002                 /s/ Charles J. Shearer
                                        ----------------------------------------
                                        Charles J. Shearer
                                        Controller

                                 EXHIBIT INDEX
                   (Pursuant to Item 601 of Regulation S-K)

           Exhibit
           Number          Description
           ------          -----------
           15              Letter re unaudited interim financial information