Form 10-Q
period 2002-09-28
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2002-11-12
CIK 1002531

                        -------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC

                         -------------------------------
                                    FORM 10-Q

(Mark One)

  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 28, 2002

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

     As of November 1, 2002, there were 13,552,736 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

  This report consists of a total of 61 pages. The exhibit index is on page 34.

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 28, 2002

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                        PAGE NO.
------------------------------                                                                        --------
ITEM 1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 28, 2002 AND
              DECEMBER 31, 2001 .........................................................................3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH
              PERIODS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001 ...................................4

              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY FOR THE
              THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001 ........5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS ENDED
              SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001..................................................6

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................7

              REPORT OF INDEPENDENT ACCOUNTANTS.........................................................14

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION.......................................................................15

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................27

ITEM 4        CONTROLS AND PROCEDURES...................................................................27


PART II.  OTHER INFORMATION
---------------------------

ITEM 1        LEGAL PROCEEDINGS.........................................................................28
ITEM 2        CHANGES IN SECURITIES.....................................................................28
ITEM 3        DEFAULTS UPON SENIOR SECURITIES...........................................................28
ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................28
ITEM 5        OTHER INFORMATION.........................................................................28
ITEM 6        EXHIBITS AND REPORTS FILED ON FORM 8-K....................................................29

SIGNATURE...............................................................................................30
---------
CERTIFICATIONS..........................................................................................31
--------------
EXHIBIT INDEX...........................................................................................34
-------------

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER  28, 2002       DECEMBER 31, 2001 *
--------------------------------------------------------------------------------------------------------------
ASSETS                                                                   (UNAUDITED)
CURRENT ASSETS:
         Cash and cash equivalents                                     $  33,056,359             $  32,105,845
         Short-term investments                                           13,945,043                 6,489,323
         Accounts receivable:
                  Trade                                                   10,893,693                 9,296,551
                  Other                                                      559,318                   320,501
         Inventories                                                      16,169,767                22,183,616
         Prepaid expenses and deposits                                       749,353                   916,723
         Refundable income taxes                                            873,9750                 1,396,736
                Deferred tax assets                                        1,393,580                 1,116,756
--------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                    77,641,088                73,826,051
Long-term investments                                                           --                     150,000
Property and equipment, net                                                7,982,263                 8,012,546
Deferred tax assets                                                        2,867,715                 2,812,987
Intangibles                                                               38,500,000                38,500,000
Goodwill                                                                  16,161,763                16,161,763
Capitalized software costs, net                                            5,874,103                 6,935,000
Other assets                                                                 262,146                   231,614
==============================================================================================================
                  TOTAL ASSETS                                         $ 149,289,078             $ 146,629,961
==============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                              $     171,939             $     805,398
         Accrued warranty                                                  2,272,265                 2,068,000
         Accrued expenses                                                    720,679                   691,697
         Accrued salaries and wages                                          725,582                   329,126
         Accrued royalties payable                                           107,174                   397,451
         Income taxes payable                                              1,355,936                 1,433,554
         Deferred income                                                     939,731                   472,674
--------------------------------------------------------------------------------------------------------------
                      TOTAL CURRENT LIABILITIES                            6,293,306                 6,197,900
Deferred tax liabilities                                                   1,194,033                   293,477
--------------------------------------------------------------------------------------------------------------
                 TOTAL  LIABILITIES                                        7,487,339                 6,491,377
Commitments and contingent liabilities                                          --                        --
Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
            50,000,000; issued shares, 13,552,736 and 13,513,119,
             respectively                                                  2,710,547                 2,702,624
         Additional paid-in capital                                       70,394,275                70,010,254
            Treasury stock, at cost, 461,800 and 386,800 shares,
             respectively                                                 (4,790,783)               (3,164,975)
         Retained earnings                                                73,487,700                70,590,681
--------------------------------------------------------------------------------------------------------------
                 TOTAL  SHAREHOLDERS' EQUITY                             141,801,739               140,138,584
==============================================================================================================
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 149,289,078             $ 146,629,961
                                                                   -------------------------------------------

*    Amounts derived from audited financial statements

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                   FOR THE                              FOR THE
                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 28,       SEPTEMBER 29,     SEPTEMBER 28,     SEPTEMBER 29,
                                                               2002                2001              2002              2001
----------------------------------------------------------------------------------------------------------------------------
REVENUES:
     Products
                                                        $11,260,585        $15,077,227        $38,207,243        $63,718,147
     Services                                             2,691,611            960,730          7,851,137          2,085,979
----------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES:                                          13,952,196         16,037,957         46,058,380         65,804,126
----------------------------------------------------------------------------------------------------------------------------
COST OF PRODUCT SALES:
     Products                                             5,645,694          7,158,355         16,577,424         28,057,498
     Services                                               867,969            507,826          2,722,795          1,448,516
     Amortization of intangibles                            366,298              -----          1,096,767              -----
----------------------------------------------------------------------------------------------------------------------------
                                                          6,879,961          7,666,181         20,396,986         29,506,014
----------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT:                                             7,072,235          8,371,776         25,661,394         36,298,112
----------------------------------------------------------------------------------------------------------------------------
     Selling and marketing                                2,162,734          2,022,930          6,804,876          6,965,250
     General and administrative                           1,216,570          1,019,748          4,011,415          3,612,046
     Research and development                             3,370,548          2,638,680         10,761,258          8,747,326
     Severance and related expense                            -----              -----              -----            400,000
----------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                         6,749,852          5,681,358         21,577,549         19,724,622
----------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                      322,383          2,690,418          4,083,845         16,573,490
     Interest and other income, net                         150,767            800,436            588,766          2,497,971
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  473,150          3,490,854          4,672,611         19,071,461
     Provision for income taxes                             179,798          1,361,000          1,775,592          7,383,012
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                $ 293,352        $ 2,129,854        $ 2,897,019        $11,688,449
============================================================================================================================
EARNINGS PER SHARE INFORMATION:
Weighted average shares of common stock and equivalents:
     Basic                                               13,090,936         13,065,809         13,096,496         13,017,819
     Diluted                                             13,216,502         13,377,544         13,340,724         13,392,507
----------------------------------------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:
     Basic                                                    $ .02              $ .16              $ .22              $ .90
     Diluted                                                  $ .02              $ .16              $ .22              $ .87
============================================================================================================================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002

                                   (Unaudited)

                                                                        ADDITIONAL
                          PREFERRED              COMMON STOCK             PAID-IN         TREASURY         RETAINED
                      SHARES   AMOUNT       SHARES         AMOUNT         CAPITAL           STOCK          EARNINGS         TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2001      ----   $   ----    13,513,119   $  2,702,624   $  70,010,254   $  (3,164,975)   $  70,590,681  $ 140,138,584

Exercise Of common
   stock option        ----       ----        39,617          7,923         270,252           ----             ----         278,175
Tax benefit from
   exercise of
   stock options       ----       ----          ----           ----         113,769           ----             ----         113,769
Purchase of
   treasury stock      ----       ----          ----           ----            ----      (1,625,808)           ----      (1,625,808)

Net Income             ----       ----          ----           ----            ----            ----        2,897,019      2,897,019
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
   September 28,
   2002                ----   $   ----    13,552,736   $  2,710,547   $  70,394,275   $  (4,790,783)   $  73,487,700  $ 141,801,739
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

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                         Sept. 28, 2002   Sept. 29, 2001
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                 $  2,897,019    $ 11,688,449
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                        2,820,998       1,738,537
         Tax benefit from exercise of stock options                                             113,769       1,065,801
         Refundable income taxes paid                                                           522,761       8,417,270
         Deferred income taxes                                                                  569,004        (268,523)
         Provision for losses on inventory                                                    1,308,000         164,963
         Provision for allowance for doubtful accounts                                          100,000         175,000
Changes in assets and liabilities:
         (Increase) decrease in accounts receivable-trade                                    (1,697,142)      6,191,178
         (Increase) decrease in accounts receivable-other                                      (106,317)        438,392
         Decrease in inventories                                                              4,705,849       7,263,838
         Decrease in prepaid expenses and deposits                                              167,370         391,314
         Decrease in accounts payable                                                          (633,459)     (1,645,462)
         Increase in accrued warranty                                                           204,265         940,000
         Increase (decrease) in accrued expenses and deferred income                            363,539        (222,609)
         Increase (decrease) in accrued salaries and wages                                      396,456      (2,040,933)
         Decrease in accrued royalties payable                                                 (290,277)       (803,240)
         Decrease in income taxes payable                                                       (77,618)       (206,511)
-------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                                  11,364,217      33,287,464
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemption/maturity of investments                                                   7,284,312      46,473,811
         Purchase of investments                                                            (14,590,032)    (27,822,448)
         Capital expenditures                                                                (1,729,818)     (2,661,504)
         Purchase of treasury stock                                                          (1,625,808)           --
         Investments in other assets                                                            (30,532)       (328,991)
-------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                     (10,691,878)     15,660,868
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                                                278,175       1,058,210
-------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                                     278,175       1,058,210
-------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                       950,514      50,006,542
Cash and cash equivalents at beginning of period                                             32,105,845      30,423,783
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $ 33,056,359    $ 80,430,325
=========================================================================================================================


 The accompanying notes are an integral part of the condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month and nine-month periods ended September 28, 2002 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month and nine-month periods ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Developed product software costs are being amortized over a five-year useful life. An annual review for impairment of these assets will be made following the guidance of SFAS 144. Specifically, the sum of the undiscounted future cash flows expected to be derived from the developed product software will be compared with the carrying value. If the carrying value is greater than the sum of the projected cash flows, an impairment loss will be recorded equal to the excess of the carrying value over the fair value of the assets. The fair value will be determined by a separate test utilizing the discounted present value of the expected cash flow stream from the software.

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

The Company is currently in the process of negotiating the renewal of three of its four RBOC LoopCare software maintenance agreements, which expire on December 31, 2002. One of these customers has notified the Company of its desire to negotiate a need based, time and materials fee instead of the fixed maintenance fee arrangement. The Company has agreed to negotiate in good faith towards this type of arrangement but fully intends to maintain the value of this contract, as well as the other contracts renewing at the end of December. Therefore, at this point, the Company believes the value and non-amortizing characteristics of this intangible asset to be preserved. However, if through negotiations, new maintenance agreements with one or more RBOC customers cannot be reached, or if one or more new agreements are reached that are believed will result in less revenue to the Company than the current fixed fee agreements, the current fair value of the maintenance service agreements may be determined to be less than the $32,000,000 carrying value, perhaps materially so, resulting in a charge against operating income for 2002 and/or commencement of amortization of the remaining fair value over its determined useful life.

The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired LoopCare business as if the combination occurred on January 1, 2001; compared with the actual results of operations for the third quarter and first nine months of 2002, which included the LoopCare operations:

                                       (In thousands, Except per Share Data)
                                Three Months Ended                         Nine Months Ended
                          Historical      Proforma                 Historical         Proforma
                       Sept. 28, 2002   Sept. 29, 2001           Sept. 28, 2002     Sept. 29, 2001
                       --------------   --------------           --------------     --------------
Revenues                      $13,952          $19,386                  $46,058            $75,848
--------------------------------------------------------------------------------------------------
Income from operations            322            3,752                    4,084             19,759
--------------------------------------------------------------------------------------------------
Net income                        293            2,614                    2,897             13,140
--------------------------------------------------------------------------------------------------
Net income per share:
--------------------------------------------------------------------------------------------------
         Diluted              $  0.02          $  0.20                  $  0.22            $  0.98


The proforma results of operations for the three months and nine-months ended September 29, 2001 reflected above include one-fourth and three-fourths, respectively, of the annual audited results of the LoopCare product line business for 2001. Proforma adjustments made include an estimated allocation of selling, general and administrative expenses to the LoopCare operations based upon budgeted costs for 2002 and proforma amortization of the developed product software over five years. Proforma adjustments were also made to take into account the cost of money in connection with the acquisition costs. This was estimated by reducing interest income at historical earning rates for working capital deemed to have been available to apply to the acquisition costs and estimating interest expense on borrowed funds for residual acquisition costs at the historical prime rates of interest plus 1.5%. Adjustments were also made to reflect the tax consequences of the foregoing proforma adjustments.

The following information is provided regarding the Company's intangible assets:

                                                  As of September 28, 2002
                                                  ------------------------
                                            Gross Carrying       Accumulated
                                                   Amount        Amortization
                                            ----------------------------------
         Amortized intangible assets:
           Developed product software          $ 7,335,870          $1,461,767
                                               ===========          ==========
         Unamortized intangible assets:
           LoopCare trade name                 $ 1,300,000
           Base software                         5,200,000
           Post warranty maintenance
             service agreements                 32,000,000
                                               -----------
                                               $38,500,000

                                               As of December 31, 2001
                                               -----------------------
                                            Gross Carrying    Accumulated
                                                Amount        Amortization
                                              -----------     -----------
         Amortized intangible assets:
           Developed product software         $ 7,300,000     $   365,000
                                              ===========     ===========

         Unamortized intangible assets:
           LoopCare trade name                $ 1,300,000
           Base software                        5,200,000
           Post warranty maintenance
                      service agreements       32,000,000
                                               ----------
                                              $38,500,000

         Aggregate amortization expense:
           For year ended December 31, 2001   $   365,000
                                              ===========
         Estimated amortization expense:
           For year ended December 31, 2002    $1,463,082
           For year ended December 31, 2003    $1,467,174
           For year ended December 31, 2004    $1,467,174
           For year ended December 31, 2005    $1,467,174
           For year ended December 31, 2006    $1,102,174

         Actual amortization expense:
           For the nine-month period ended September 29, 2001 $      -0-
           For the nine-month period ended September 28, 2002 $ 1,096,767

         Actual net income:
           For the nine-month period ended September 29, 2001 $11,688,449 For the nine-month period ended September 28, 2002 $ 2,897,019


3.       INVENTORIES

     At September 28, 2002 and December 31, 2001, inventories consisted of the following:

                                                (Unaudited)
                                                September 28,             December 31,
                                                     2002                     2001
                                                 -----------              -----------
        Raw materials........................   $ 10,538,442             $ 11,697,886

        Work in progress.....................      4,975,820                6,443,549
        Finished goods.......................      3,074,505                5,153,181
                                                 -----------              -----------
                                                $ 18,588,767             $ 23,294,616
        Reserves for slow moving and
           obsolete inventory................     (2,419,000)              (1,111,000)
                                                 -----------              -----------
                                                $ 16,169,767             $ 22,183,616
                                                ===========-              ===========

4.       SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term investments at September 28, 2002 and December 31, 2001 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have a maturity of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. Long-term investments are comprised of individual municipal bonds with a maturity of more than one year but less than eighteen months and are stated at cost, which approximated market value. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.

The Company classifies its investment in all debt securities as "held to maturity" as the Company has the positive intent and ability to hold the securities to maturity which is in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The estimated fair values of the Company's financial instruments are as follows:

                                                         (Unaudited)
                                                          September 28,                                   December 31,
                                                              2002                                           2001
                                                -----------------------------------            ----------------------------------
                                                    Fair                 Carrying               Carrying                Fair
                                                   Amount                  Value                 Amount                 Value
                                                ------------           ------------            -----------           ------------
Financial assets:
Cash and cash equivalents......................  $33,056,359            $33,056,359            $32,105,845            $32,105,845
Short-term and long-term investments...........   13,945,043             13,874,775              6,639,323              6,658,247
                                                ------------           ------------            -----------           ------------
                                                 $47,001,402            $46,931,134            $38,745,168            $38,764,092
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

The calculation of net income per common and common equivalent shares follows (unaudited):

-----------------------------------------------------------------------------------------------------------------------------------
                                              Three Months           Three Months           Nine Months             Nine Months
                                                  Ended                  Ended                  Ended                  Ended
                                            September 28, 2002     September 29, 2001     September 28, 2002     September 29, 2001
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                                      $   293,352            $ 2,129,854            $ 2,897,019            $11,688,449
-----------------------------------------------------------------------------------------------------------------------------------
   Common and common equivalent shares:
Weighted average number of
common shares outstanding
during the period ........................          13,090,936             13,065,809             13,096,496             13,017,819

Common shares issuable upon exercise

Of outstanding stock options:
   Diluted ...............................             125,566                311,735                244,228                374,688

Common and common equivalent shares
 Outstanding during the period:
-----------------------------------------------------------------------------------------------------------------------------------

   Diluted ...............................          13,216,502             13,377,544             13,340,724             13,392,507
===================================================================================================================================
Earnings per share data

Net income per common and common

Equivalent shares:
   Basic .................................         $       .02            $       .16            $       .22            $       .90
   Diluted ...............................         $       .02            $       .16            $       .22            $       .87
===================================================================================================================================

6.       DEFERRED AND REFUNDABLE TAX ASSETS

The Company's current refundable tax assets as of December 31, 2001 included a tax benefit of $1,396,736 resulting from the exercising of nonqualified stock options under the Company's stock option programs during 2001. The Company is entitled to a tax deduction equal to the difference between the fair market value of the shares received by the option holders upon exercise and the exercise price of the nonqualified stock options. The Company received $8,417,270 in 2001 in federal and state refunds in taxes paid in prior years. During the first and third quarter of 2002, the Company received $900,000 and $331,000, respectively, in federal income tax refunds associated with prior year taxes paid. The remaining current federal refundable tax assets consist primarily of estimated tax payments for 2002 which will be substantially utilized in early 2003 either through refunds from taxing agencies or applied to estimated taxes for 2003.

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

On January 24, 2002, the Board of Directors authorized the continuation of the share repurchase program under which the Company may repurchase a total of one million shares of its common stock before December 31, 2002. During the quarter ended March 30, 2002, the Company purchased an additional 75,000 shares of the Company's common stock under this program. No additional shares were repurchased through the third quarter of 2002.

8.       ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting For Costs Associated With Exit Or Disposal". SFAS No. 146 nullifies Emerging Tax Issues Task Forces (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The new Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that this statement will have an effect on the Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tollgrade Communications, Inc. and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and its subsidiaries as of September 28, 2002 and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 28, 2002 and September 29, 2001 and the condensed consolidated statement of cash flows for the nine-month periods ended September 28, 2002 and September 29, 2001 and the statements of changes in shareholders' equity for the nine-month period ended September 28, 2002. These financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
October 14, 2002

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

General economic conditions and the economic conditions of the telecommunications industry, including the effect of subscriber line loss and competition for the Company's RBOC customers from wireless, cable providers and other carriers entering the local telephone service market can and have affected the capital budgets of the Company's customers. If such conditions result in a further reduction of such budgets, the Company's revenues can be adversely affected.
If the Company's customers find themselves unable to meet their established purchase forecasts and their own growth projections, such customers may curtail their purchase of the Company's products, which would adversely affect the Company's revenues.
If the financial strength of certain of the Company's major customers should deteriorate or such customers encounter difficulties in accessing capital, the ability of such customers to purchase and pay for the Company's products could be impaired, with a corresponding adverse effect on the Company's revenues.
If third parties with whom the Company has entered into sales and marketing partnerships should fail to meet their own performance objectives or (in some cases) prove unable to continue to provide vendor financing to certain local exchange carriers, customer demand for the Company's products could be adversely affected, which would have an adverse effect on the Company's revenues.
Seasonal fluctuations in customer demand for the Company's products can create corresponding fluctuations in period to period revenues, and any increases in the rate of order cancellation by customers could adversely affect future revenues.
The carrying value of certain intangible assets, including goodwill, acquired by the Company from Lucent Technologies, Inc. ("Lucent") could be impaired if changing market conditions indicate that lower than anticipated cash flows will be produced by such intangible assets.
If the Company were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, loss of key assembly subcontractors or other factors, the Company's ability to produce and ship its manufactured products could be adversely affected, with an adverse effect upon revenues.
The introduction of improved products or services or reduced prices by the Company's competitors could reduce the demand for the Company's products and services and adversely affect revenues.
If the Company proves unable to respond effectively to technological change in its industry, such as an evolution of the telephone network from circuit to packet-based, by developing new products and services and obtaining customer approval and acceptance of its products and services, demand for the Company's products and services could be adversely affected, which would adversely affect revenues.
The Company is dependent on a relatively narrow range of products and a small number of large customers. As a result, the failure of one or a small number of the Company's products to gain or maintain acceptance in the marketplace, or the decision by one or a few of the Company's customers to curtail their purchases of the Company's products could have an adverse effect on revenues.
If one or more of a small number of key employees of the Company were to cease to be associated with the Company, the Company's future results could be adversely affected.
If the Company is unable to successfully assert and defend its proprietary rights in the technology utilized in its products, its future results could be adversely affected. If third parties were able to successfully assert that the Company's use of technology infringed upon the proprietary rights of others, the future results of the Company could be adversely affected.
If one or more of the Company's products were to prove defective, the Company's relationships with its customers could be jeopardized and the Company could be subject to potential liability, adversely affecting the Company's future results.
If for any reason demand for the Company's products should continue to decrease, including the successful development of a secondary market for the Company's products by a third party, the Company could continue to find itself with excess inventory and obsolescent parts on hand, which could adversely affect future results.
Changes in government regulation, such as modification or repeal of The Telecommunications Act of 1996, increasing the costs of doing business by the Company or its customers, or preventing the Company or its customers from engaging in business activities they may wish to conduct could adversely affect the Company's future results.

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

The Company has determined that its business has one reportable segment in the test assurance industry. All product sales are considered components of the business of testing infrastructure and networks for the telecommunications and cable television industries. While the Company does internally develop sales results associated with the various product categories, this information is not considered sufficient for segment reporting purposes nor does the chief operating decision maker make critical decisions or allocate assets based solely on this information. Its products and services have similar economic characteristics, the same or similar production processes and are sold to similar types or classes of customers in, or entering into, the telecommunications business through similar distribution means. The LoopCare software product line business was acquired by the Company to broaden its DigiTest(R) test platform into a system level offering and as a competitive defense to protect the Company's MCU(R) and DigiTest products market share.

The Company's telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" ("POTS") lines containing both copper and fiber optics. The Company's MCU product line, which includes POTS line testing as well as alarm-related products, represented approximately 32% of the Company's revenue for the third quarter ended September 28, 2002. The Company's MCU product line is expected to continue to account for a substantial portion of the Company's revenues.

The Company's DigiTest centralized network test system platform, which includes certain LoopCare software base code and developed enhancements, focuses on helping local exchange carriers conduct the full range of fault diagnosis, along with the ability to qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and Integrated Services Digital Network ("ISDN") service. The Company's DigiTest system is designed to provide the complete solution for testing POTS and performing local loop prequalification for DSL services. The system currently consists of the comprehensive LoopCare diagnostic software, as well as three integrated pieces of hardware, the Digital Measurement Node ("DMN"), the Digital Measurement Unit ("DMU"), and the Digital Wideband Unit ("DWU"). When used in an integrated fashion, the DigiTest system permits local exchange carriers to perform a complete array of central office testing including POTS, DSL line prequalification, bridged tap detection, data rate prediction, and in-service wideband testing. Sales of the DigiTest product line accounted for approximately 30% of the Company's revenue for the third quarter of 2002.

The Company's Digital Access Unit ("DAU") provides automated test access of locally non-switched, two wire circuits and helps facilitate the line sharing or the spectral unbundling process for both incumbent (ILEC) and competitive local exchange carriers (CLEC). Although sales of the DAU have been significant in prior periods, sales of this product line represented less than 1% of total revenue for the current quarter.

The Company's LoopCare software products consist primarily of engineered enhancements to the LoopCare base code software, which result in increased connectivity and versatility of LoopCare within the customers' existing quality assurance systems. Sales of stand-alone LoopCare software accounted for approximately 5% of total third quarter 2002 revenue.

During the third quarter of 2002, the Company completed its first major central office test system upgrade package delivery, which included hardware resale and services. This project contributed approximately 7% of revenues for the quarter.

The Company's LIGHTHOUSE(R) cable products consist of a complete cable status monitoring system that provides a broad testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system includes a host for user interface, control and configuration, a head-end controller for managing network communications and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. Sales of the LIGHTHOUSE product line accounted for approximately 6% of the Company's revenue for the third quarter of 2002.

The cornerstone of the Company's professional services offering is the Testability Improvement Initiatives. These services may offer the customer the opportunity to make improvements in testability levels, while training their own staffs in targeted geographic regions over a defined period of time. In this way, the customers' internal repair technicians can make use of automated systems to diagnose and repair subscriber loop problems, thereby automatically eliminating the need for the involvement of several highly trained people. The services business was considerably expanded upon the acquisition of software maintenance contracts related to the LoopCare software product line. Effective October 11, 2002, however, an RBOC canceled a significant network testability services initiative which had accounted for revenue of approximately $980,000 for the nine months ended September 28, 2002. The cancellation could also adversely affect sales of MCU products that are driven by these testability programs. Including the software maintenance revenues, services revenue accounted for approximately 19% of the Company's revenue for the third quarter ended September 28, 2002.

The Company's telecommunication product sales and services are primarily to the four Regional Bell Operating Companies ("RBOCs") as well as major independent telephone companies and to certain digital loop carrier ("DLC") equipment manufacturers. For the third quarter ended September 28, 2002, approximately 79% of the Company's total revenue was generated from sales to these four RBOCs. During the third quarter of 2002, sales to two RBOCs (SBC and Verizon) individually exceeded 10% of consolidated revenues and on a combined basis, comprised approximately 67% (53.0% and 14%, respectively) of the Company's net sales. Although not 10% customers in the current quarter, in past periods Bell South and Qwest have been 10% customers. Due to the Company's present dependency on these key customers including Bell South and Qwest, the potential loss of one or more of them as a customer or the reduction of orders for the Company's products by them could materially and adversely affect the Company.

The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from, shipments to, and acceptance of software by the RBOCs and significant independent telephone companies. This timing is particularly sensitive to various business factors within each of the RBOCs, including the RBOCs relationships with their various organized labor groups and an increasing tendency for the RBOCs to place large orders for shipment of hardware and software toward the end of a quarter. In addition, the markets for the Company's products, specifically, LoopCare, DigiTest and LIGHTHOUSE, are highly competitive. Although not yet completed, the acquisition of AT&T, one of the Company's primary LIGHTHOUSE customers, by Comcast may adversely affect sales of product to that customer. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.

The Company believes that recent changes within the telecommunication marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have resulted in some discounting and more favorable terms granted to certain customers of the Company. In addition, certain customers have consolidated product purchases that have translated into large bulk orders. As stated earlier, there is an increasing trend, in response to some of these discounting programs, for these customers to place large bulk orders toward the end of a quarter for shipment of large quantities of hardware and software in the last month of the quarter. Although the Company will continue to strive to meet the demands of its customers, which include delivery of quality products at an acceptable price and on acceptable terms, there are no assurances that the Company will be successful in negotiating acceptable terms and conditions in its purchase orders or its customer purchase agreements. Additionally, continuing consolidation efforts among the RBOCs, and their ability to consolidate their inventory and product procurement systems could cause fluctuations or delays in the Company's order patterns. Also, recent efforts in the cable industry to consolidate as well as to standardize transponders among status monitoring systems could cause pricing pressure as well as affect deployment within certain customers of the Company's cable products. These standards were adopted by the standards setting body in the year 2001 and may adversely affect the Company's revenues from such products in the year 2002 and in subsequent periods. In addition, markets for the Company's LIGHTHOUSE products have been, and may continue to be, difficult for the foreseeable future. The Company cannot predict such future events or business conditions and the Company's results could be adversely affected by these industry trends in the primary markets its serves.

International sales in the third quarter ended September 28, 2002 were approximately 8% of total revenues and the Company believes that certain international markets may offer further opportunities. The addition of the LoopCare software product line has enhanced the Company's ability to penetrate this market. The Company recorded its initial LoopCare software sale in the international market in the first quarter of 2002 with two additional sales in each of the second and third quarters of 2002. The Company also recorded a large international sale of LoopCare software bundled with DigiTest products during the third quarter of 2002. However, the international telephony markets differ from those found domestically due to the different types and configurations of equipment used by those international communication companies to provide services. In addition, certain competitive elements are found internationally which do not exist in the Company's domestic markets. These factors, when combined, have made entrance into these international markets very difficult. From time to time, the Company has utilized the professional services of various marketing consultants to assist in defining the Company's international market opportunities. With the assistance of these consultants and through direct marketing efforts by the Company, it has been determined that its present MCU technology offers limited opportunities in certain international markets for competitive and other technological reasons. The Company continues to actively pursue opportunities for its other products including its LoopCare Software products in international markets. However, there can be no assurance that any continued efforts by the Company will be successful or that the Company will achieve significant international sales. In addition, Lucent Technologies announced recently that it is freezing its efforts relating to DSL services, which may have an adverse effect on the Company's deployment of LoopCare internationally through the Lucent OEM channel. Further, the international markets introduce the risk of loss from currency fluctuations. While the Company endeavors to price its products in U. S. dollars, this may not always be possible. Many International customers are also small and undercapitalized presenting possible exposure to credit losses to a greater degree than domestic customers.

The Company believes that its future growth will be affected as a result of the economic slowdown in the telecommunications industry whereby established RBOC and large ILEC customers continue to reduce their capital and operating expense budgets with direct impact on ordering patterns and quantities. The Company believes that the RBOC and large ILEC customers are being adversely affected by deteriorating line growth and the after-effects of overspending in 1999 and 2000, as well as by competition from cable and wireless carriers and other carriers entering the local telephone service market. In addition, certain emerging carriers are continuing to be hampered by financial instability caused in large part by a lack of access to capital. Due to this uncertainty, the Company will continue to evaluate its investments in production, marketing and research and development expenses and monitor, control or decrease expense levels, as appropriate.

The Company also believes that continued growth will depend, in part, on its ability to design and engineer new products and, therefore, spends a significant amount on research and development. Research and development expenses as a percentage of revenues were 24% for the third quarter of 2002 compared to 17% for the third quarter of 2001.

Future operating results may also be affected by anticipated higher renewal premiums for directors and officers liability insurance The Company is currently negotiating such premium renewals with several companies. The risk exists that the Company could be required to reduce its existing coverage to maintain affordability of this coverage.

RESULTS OF OPERATIONS - THIRD QUARTER

REVENUES

Revenues for the third quarter of 2002 of $13,952,196 were $2,085,761, or 13%, lower than the revenues of $16,037,957 reported for the third quarter of 2001, despite the inclusion of LoopCare revenues in the 2002 period which were not available in 2001. The revenue performance by product line for the third quarter of 2002 compared to the prior year period follows.

The decrease in revenues for the third quarter of 2002 is due primarily to slower deployments of the MCU product-line caused by the continuing budget restrictions of the RBOCs, as well as to the effects of subscriber line loss and diminishing DLC deployment. Sales of the MCU product line decreased from three RBOCs as a result of slow-downs in capital spending programs to upgrade DLC systems within certain regions with MCU technology. Further, as the product life cycle for the MCU product continues to mature, there is a continuing possibility that customer requirements for certain legacy MCU products may be satisfied at some point. Sales of the Company's core MCU products were $4,551,000 for the third quarter of 2002, a decrease of $7,965,000 from the year earlier period. MCU sales comprised 32.6% of total third quarter 2002 revenues compared to 78.0% for the year earlier quarter.

Sales of Tollgrade's DigiTest system products, which include LoopCare software, increased substantially between quarterly periods due to a major centralized test head replacement and augmentation program at an RBOC. Sales of DigiTest products of $4,132,000 included LoopCare revenues which were not available in the year earlier quarter and represented 29.6% of total revenue for the current quarter compared to 4% for the year earlier quarter. Sales of the Company's DAU product line, which accounted for 6.4% of revenue in the third quarter of 2001, were not significant during the third quarter 2002.

Sales of LoopCare software products of $686,000 in the third quarter of 2002 were made to RBOC customers and certain international customers. This included the first sale to an RBOC of the Company's Interactive Voice Response system, developed for its LoopCare product. The Company acquired this product line from Lucent Technologies, Inc. on September 30, 2001 and thus had no comparable sales in the third quarter of 2001. These sales comprised 4.9% of total revenues during the third quarter of 2002.

During the third quarter of 2002, the Company recognized sales of $977,000 or 7.0% of revenues from its first major central office test system upgrade package delivery, which included hardware resale and services.

The Company's third quarter 2002 service revenues were $2,691,000, which represents 19.3% of total quarterly revenue and an increase of $1,730,000 over the third quarter of 2001. The increase is due to the inclusion of $1,934,000 from software maintenance and services related to the new LoopCare product line. The balance of professional services revenue relates to installation oversight and project management services. Service revenues were provided primarily to RBOC customers.

LIGHTHOUSE cable product sales of $790,000 decreased $131,000 or 14.2% from the prior year's quarter, however, the Company benefited from higher sales to AT&T BIS. Sales of LIGHTHOUSE cable status monitoring system products amounted to 5.7% of total third quarter 2002 revenue.

Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders from, shipments to, and acceptance of software by the RBOCs, and are not necessarily indicative of long-term trends in sales of the Company's products.

GROSS PROFIT

Gross profit for the third quarter of 2002 was $7,072,235 compared to $8,371,776 for the third quarter of 2001; a decrease of $1,299,541 or 15.5%. Gross profit as a percentage of revenues decreased to 50.7% in the third quarter of 2002 compared to 52.2% in the same quarter last year. The decrease in gross profit as a percentage of sales resulted primarily from increased cost per unit sold due to substantially lower hardware production, the product mix of hardware sales during the quarter relative to last year and $751,000 provided for slow moving inventory, partially offset by higher margins associated with the sales of LoopCare software products. The provisions for inventory were due in part to LIGHTHOUSE cable products and the general slowdown in sales and production. The Company will continue to monitor and aggressively manage its inventory stock, but no assurances can be made that further provisions for slow moving inventory will not be required. The Company's gross margin is and will continue to be highly sensitive to the mix of products shipped, the level of operations and the level of reserves required for slow moving and obsolete inventory should current difficult economic conditions persist.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the third quarter of 2002 was $2,162,734 compared to $2,022,930 for the third quarter of 2001. The increase of $139,804 or 6.9% is primarily due to the addition of personnel and consulting expenses of the LoopCare operations. As a percentage of revenues, selling and marketing expenses increased to 15.5% in the third quarter of 2002 from 12.6% in the third quarter of 2001.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the third quarter of 2002 was $1,216,570, an increase of $196,822, or 19.3% from the $1,019,748 recorded in the third quarter of 2001. The increase is attributable to the addition of LoopCare and other personnel and higher general and health insurance costs. As a percentage of revenues, general and administrative expenses increased to 8.7% in the third quarter of 2002 from 6.4% in the third quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the third quarter of 2002 was $3,370,548, an increase of $731,868 or 27.7% over the $2,638,680 recorded in the third quarter of 2001. The increase results from the addition of approximately 29 LoopCare engineering personnel and related expenses, partially offset by reductions in temporary labor and consulting expenses. As a percentage of revenues, research and development expense increased to 24.2% in the third quarter of 2002 from 16.5% in the third quarter of 2001.

INTEREST AND OTHER INCOME

Interest and other income consists of interest income in both quarterly periods. Interest income was $150,767 in the third quarter of 2002 compared to $800,436 for the third quarter of 2001, a decrease of $649,669, or 81.2%. This decrease results from the decrease in funds available for investment due to the LoopCare acquisition for $62,029,000 in cash at the beginning of the fourth quarter of 2001 and the general decline in interest rates.

PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter of 2002 was $179,798, a decrease of $1,181,202 or 76.8% from the $1,361,000 recorded for the third quarter of 2001. The effective income tax rate for both periods was approximately 38% of pretax income.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the third quarter of 2002 was $293,352, a decrease of $1,836,502 or 86.2% from the $2,129,854 recorded in the third quarter of 2001. Basic and diluted earnings per common share of $.02 for the third quarter of 2002 decreased by $.14 or 87.5% from the $.16 earned in the third quarter of 2001. Basic and diluted weighted average common and common equivalent shares outstanding were

13,090,936 and 13,216,502, respectively, in
the third quarter of 2002 compared to 13,065,809 and 13,377,544, respectively, in the third quarter of 2001. As a percentage of revenues, net income for the third quarter of 2002 decreased to 2.1% compared to 13.3% for the third quarter of 2001.

                       RESULTS OF OPERATIONS YEAR-TO-DATE

REVENUES

For the first nine months of 2002, revenues were $46,058,380 compared to $65,804,126 for the first nine months of 2001, a decrease of $19,745,746, or 30.0%, despite the inclusion of LoopCare revenues in the 2002 period which were not available in 2001. The revenue performance by product line for the first nine months of 2002 compared to the prior year period follows.

Revenues for the first nine months of 2002 decreased from the prior year period primarily due to reduced deployments of the MCU product line caused by the continuing budget restrictions of the RBOCs as well as from the effects of subscriber line loss and diminishing DLC deployment. The decrease in sales of the MCU product line resulted from decreased sales to all RBOCs, which is primarily associated with slowdowns in capital spending programs to upgrade DLC systems within certain regions with MCU technology. Further, as the product life cycle for the MCU product continues to mature, there is a continuing possibility that customer requirements for certain legacy MCU products may be satisfied at some point. For similar reasons, the Company's OEM resellers shipped fewer Digital Loop Carrier systems to their end customers, which reduced MCU product sales to these customers. Sales of the Company's core MCU products, which decreased by $25,518,000 to $21,610,000 between the nine month periods, comprised 46.9% of total revenue for the first nine months of 2002 compared to 71.6% for the year earlier period.

Sales of Tollgrade's DigiTest system products in 2002, which include LoopCare software, declined by $3,105,000 to $6,650,000 between nine month periods despite the inclusion of LoopCare revenues in the 2002 period which were not available in 2001. This decrease is due to a lack of sales of DigiTest hardware to Nortel for international applications and a decline in sales to Sprint USA as a result of the discontinuation of its ION project. The declines from these customers were offset in part by sales in the third quarter of 2002 resulting from a major centralized test head replacement and augmentation program at an RBOC. Sales of DigiTest products represented 14.4% of total revenue for the first nine months of 2002. Sales of the Company's DAU product line, which accounted for 6.1% of revenues in the first nine months of 2001, were not significant during the first nine months of 2002 as a result of the discontinuation of Sprint's ION project.

Sales of stand alone LoopCare software products of $6,148,000 for the first nine months of 2002 were made primarily to RBOC customers and certain international customers. The Company acquired this product line from Lucent Technologies, Inc. on September 30, 2001 and thus had no comparable sales in the first nine months of 2001. These sales comprised 13.3% of total revenues during the first nine months of 2002.

During the first nine months of 2002, the Company recognized sales of $977,000 or 2.1% of revenues from its first major central office test system upgrade package delivery, which included hardware resale and services.

The Company's service revenues for the first nine months of 2002 were $7,850,000 and 17.0% of total nine month revenue, which is an increase of $5,764,000 over the similar period in 2001. The increase is due to the inclusion of $5,832,000 from software maintenance related to the new LoopCare product line. The balance of professional services revenue relates to installation oversight and project management services. Service revenues were provided primarily to RBOC customers.

LIGHTHOUSE cable product sales were $2,456,000 during the first nine months of 2002, a decrease of 10.7% or $293,000 from the prior year period. Cable sales amounted to 5.3% of total revenue for the first nine months of 2002.

GROSS PROFIT

Gross profit for the first nine months of 2002 was $25,661,394 compared to $36,298,112 for the first nine months of 2001, resulting in a decrease of $10,636,718 or 29.3%. Gross profit as a percentage of revenues increased to 55.7% in the first nine months of 2002, compared to 55.2% in the same period last year. The increase in gross profit as a percentage of sales resulted primarily from higher margins associated with the sales of LoopCare software products, offset by increased cost per unit sold due to substantially lower hardware production, the product mix of hardware sales during the period relative to the previous period and $2,049,000 provided for slow moving and obsolete inventory and $254,000 for warranty items. The increase in slow moving and obsolete inventory were due in large part to LIGHTHOUSE cable inventory, products manufactured by Tollgrade for OEM partners who have seen substantial declines in business levels as a result of current difficult market conditions and due to the general decline in sales and production. The Company will continue to monitor and aggressively manage its inventory stock, but no assurances can be made that further provisions for slow moving inventory will not be required. The Company's gross margin is and will continue to be highly sensitive to the mix of products shipped, the level of operations and the level of reserves required for slow moving and obsolete inventory should current difficult economic conditions persist.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the first nine months of 2002 was $6,804,876 compared to $6,965,250 for the nine months of 2001. This decrease of $160,374 or 2.3% is primarily due to decreases in commissions, consulting fees and various promotions and related marketing programs offset by increases caused by the addition of LoopCare personnel. As a percentage of revenues, selling and marketing expenses increased to 14.8% in the first nine months of 2002 from 10.6% in the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the first nine months of 2002 was $4,011,415, an increase of $399,369 or 11.1% from the $3,612,046 recorded in the first nine months of 2001. The increase is partially mitigated by a reduction in force undertaken by the Company in April 2001. The increase is attributable to the addition of LoopCare and other personnel, higher general insurance costs and higher professional services expenses. As a percentage of revenues, general and administrative expenses increased to 8.7% in the third quarter of 2002 from 5.5% in the same period of 2001.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense for the first nine months of 2002 was $10,761,258, an increase of $2,013,932 or 23.0% over the $8,747,326 recorded in the first nine months of 2001. The increase results from the addition of approximately 29 LoopCare engineering personnel and related expenses, increased facilities expense associated with the Bridgewater office and increased software maintenance expense, partially offset by reduced materials and supplies expenditures. As a percentage of revenues, research and development expense increased to 23.4% in the first nine months of 2002 from 13.3% in the similar period of 2001.

SEVERANCE AND RELATED EXPENSE

On April 19, 2001, the Company announced a cost realignment initiative. The restructuring program resulted in workforce reduction charges of $400,000 which are separately stated in the Company's accompanying Condensed Consolidated Statements of Operations in the second quarter of 2001. These costs represent estimates for severance and related benefits for the termination of approximately 80 employees, as well as exit costs consisting of consulting and legal fees.

INTEREST AND OTHER INCOME

Interest and other income consists of interest income in both nine month periods. For the first nine months of 2002, interest was $588,766 compared to $2,497,971 for the first nine months of 2001, a decrease of $1,909,205, or 76.4%. This decrease results from the decrease in funds available for investment due to the LoopCare acquisition for $62,029,000 in cash at the beginning of the fourth quarter of 2001 and the general decline in interest rates.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first nine months of 2002 was $1,775,592, a decrease of $5,607,420 or 76.0% from the $7,382,012 recorded for the first nine months of 2001. The effective income tax rate for both periods was approximately 38% of pretax income.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the first nine months of 2002 was $2,897,019, a decrease of $8,791,430, or 75.2%, from the $11,688,449 recorded in the first nine months of 2001. Basic and diluted earnings per common share of $.22 for the first nine months of 2002 decreased by $.68 and $.65, or 75.6% and 74.7%, from the $.90 and $.87, respectively, earned in the first nine months of 2001. Basic and diluted weighted average common and common equivalent shares outstanding were 13,096,496 and 13,340,724, respectively, for the first nine months of 2002 compared to 13,017,819 and 13,392,507 respectively, in the first nine months of 2001. As a percentage of revenues, net income for the first nine months of 2002 decreased to 6.3% compared to 17.8% for the first nine months of 2001.

Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders from, shipments to, and acceptance of software by the RBOCs, and are not necessarily indicative of long-term trends in sales of the Company's products.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company's financial statements have been prepared. In addition to those policies discussed elsewhere in this report, a comprehensive review of these policies is contained in the Company's 2001 Annual Report on Form 10-K filed on March 22, 2002. There have been no significant changes in these policies or the application thereof during the third quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $71,347,782 as of September 28, 2002, an increase of $3,719,631 or 5.5%, from the $67,628,151 of working capital as of December 31, 2001. The increase in working capital is a result of operating cash flows, the deferral of tax liabilities and proceeds from the exercise of stock options exceeding cash requirements for the purchase of property and equipment and approximately $1,625,000 of treasury stock.

The Board of Directors has authorized the continuation of a share repurchase program initiated in 1997. Under the current extension, the Company may repurchase a total of one million shares of its common stock before December 31, 2002. Since the initial repurchase program was instituted in April of 1997, and as of September 28, 2002, the Company has repurchased 461,800 shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. The number of shares the Company intends to purchase and the timing of such purchases will be determined by the Company at its discretion. The Company will use existing cash and short-term investments to finance the purchases.

Effective December 20, 2001, the Company executed a five-year $25.0 million Unsecured Revolving Credit Facility (the "Facility") with a bank. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Commitment fees are payable quarterly at 0.25% of the unused commitment. As of September 28, 2002, there were no outstanding borrowings under the Facility and the Company is in compliance with all debt covenants. No borrowings for working capital are currently anticipated, as the Company believes internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.

The Company's days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, was 66 and 43 days as of September 28, 2002 and December 31, 2001, respectively. The DSO increased as a result of a higher level of sales occurring later into the quarter ended September 28, 2002. The Company's inventory turnover ratio was 1.3 turns at both September 28, 2002 and December 31, 2001. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

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

Developed product software costs are being amortized over a five-year useful life. An annual review for impairment of these assets will be made following the guidance of SFAS 144. Specifically, the sum of the undiscounted future cash flows expected to be derived from the developed product software will be compared with the net book carrying value. If the carrying value is greater than the sum of the projected cash flows, impairment loss will be recorded equal to the excess of the carrying value over the fair value of the assets. The fair value will be determined by a separate test utilizing the discounted present value of the expected cash flow stream from the software.

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

As previously discussed, at the date of the LoopCare acquisition, the Company established a non-amortizing intangible asset based primarily on the value of RBOC service maintenance agreements whose fees are fixed and which renewal is assumed to be for perpetuity. The Company is currently in the process of negotiating the renewal of three of its four RBOC LoopCare software maintenance agreements which expire on December 31, 2002. One of the Company's four RBOC customers has notified the Company of its intention to negotiate a need based, time and materials fee instead of the fixed maintenance fee when its current service agreement expires on December 31, 2002. The Company has agreed to negotiate in good faith towards this type of arrangement but fully intends to maintain the value of this contract. Therefore, at this point, the Company believes the value and non-amortizing characteristics of this intangible asset to be preserved. However, if through negotiations, new maintenance agreements with one or more RBOC customers cannot be reached, or if one or more new agreements are reached that are believed will result in less revenue to the Company than the current fixed fee agreements, the current fair value of the maintenance service agreements may be determined to be less than the $32,000,000 carrying value, perhaps materially so, resulting in a charge against operating income for 2002 and/or commencement of amortization of the remaining fair value over its determined useful life. A similar analysis of the fair value of the maintenance service agreements could be required if any of the Company's RBOC customers reduce or terminate their maintenance service agreements due to the RBOC customers' own financial difficulties.

SUBSEQUENT EVENT

On September 30, 2002, the Company announced its second reduction in force in two years to remain as competitive as possible amid spending pullbacks by telecom customers. The realignment reduced the Company's work force by approximately 47 positions, primarily in research and development, production and support areas. This year's initiative is expected to generate annual cost savings of approximately $3,600,000, adjusted by any cost increases the Company may incur as a result of increased premiums from the Company's health care insurance providers. The Company expects to record a charge of $200,000 or $ .01 per share for severance and related costs in the fourth quarter of 2002 in connection with this reduction in force.

BACKLOG

The Company's backlog consists of firm customer purchase orders and signed software maintenance agreements. As of September 28, 2002, the Company had a backlog of $4,451,078 compared to $4,936,448 at December 31, 2001 and $3,604,105 at September 29, 2001. The September 28, 2002 backlog includes approximately $2,570,599 related to software maintenance contracts. This maintenance and support will be provided for and billed on a straight-line basis through the remaining terms of the agreements. Including the scheduled maintenance services, approximately 78.7% of the current backlog is expected to be recognized as revenue in the fourth quarter of 2002. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. While these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of the Company's products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

ITEM 5.  OTHER INFORMATION
           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         The following exhibits are being filed with this report:

         Exhibit

         Number   Description
         ------   -----------

         10.31 1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, filed herewith.

         10.32 1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, filed herewith.

         15       Letter re unaudited interim financial information




(b)      Reports on Form 8-K:


         The Company filed two current reports on Form 8-K during the quarter ended September 28, 2002. On August 7, 2002, the Company disclosed certain information in the Form 8-K pursuant to Regulation FD (17 CFR 243.100.243.103). On August 13, 2002, the Company filed a report on Form 8-K to provide the certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOLLGRADE COMMUNICATIONS, INC.
                                       (REGISTRANT)

Dated:   November 12, 2002             /s/ CHRISTIAN L. ALLISON
                                       --------------------------------------
                                       CHRISTIAN L. ALLISON
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated:   November 12, 2002             /s/ SAMUEL C. KNOCH
                                       --------------------------------------
                                       SAMUEL C. KNOCH
                                       CHIEF FINANCIAL OFFICER AND TREASURER

Dated:  November 12, 2002              /s/ CHARLES J. SHEARER
                                       --------------------------------------
                                       CHARLES J. SHEARER
                                       CONTROLLER

                                  CERTIFICATION

I, Christian L. Allison, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Tollgrade Communications, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and(b)

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ Christian L. Allison
------------------------
Name:  Christian L. Allison
Title:  Chief Executive Officer

                                  CERTIFICATION

I, Samuel C. Knoch, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Tollgrade Communications, Inc.

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ Samuel C. Knoch
--------------------
Name:  Samuel C. Knoch
Title:  Chief Financial Officer

                                  Certification

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Tollgrade Communications, Inc. (the "Corporation"), hereby certifies that the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated:  November 12, 2002

/s/ Christian L. Allison
------------------------
Name:  Christian L. Allison
Title:  Chief Executive Officer


                                  Certification


Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Tollgrade Communications, Inc. (the "Corporation"), hereby certifies that the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.


Dated:  November 12, 2002

/s/ Samuel C. Knoch
-------------------
Name:  Samuel C. Knoch
Title:  Chief Financial Officer

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


Exhibit
Number          Description

10.31           1995 Long-Term Incentive Compensation Plan, amended and restated as of
                January 24, 2002, filed herewith.

10.32           1998 Employee Incentive Compensation Plan, amended and restated as of
                January 24, 2002, filed herewith.

15              Letter re unaudited interim financial information