Form 10-K
period 2002-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2003-03-26
CIK 1002531

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the Registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes __X__ No ____

The Registrant estimates that as of the close of trading on March 7, 2003, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates (excluding for purposes of this calculation only, 181,154 shares of Common Stock held by affiliates of the Registrant as a group) of the Registrant was $153,104,613.

As of March 7, 2003, the Registrant had outstanding 13,552,736 shares of its Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 Parts of Form 10-K into which
Document                                           Document is incorporated

Portions of the Annual Report to Shareholders
for the year ended December 31, 2002                       II and IV

Portions of the Proxy Statement to be distributed in
connection with the 2003 Annual  Meeting of Shareholders     III

                                     PART I


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, including, but not limited to those contained in Item 1 Business, and statements incorporated by reference into this Form 10-K from the 2002 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimate," "plan," or "anticipates" or the negative thereof, other variations thereon or compatible terminology, relate to, among other things, projected cash flows used in the valuation of intangible assets, the anticipated results of negotiations for new maintenance service agreements, as well as purchase orders and other customer purchase agreements, the ability to utilize current deferred and refundable tax assets, opportunities which the Services group offers to customers, the potential loss of certain customers, the timing of orders from customers, the effect of consolidations in the markets to which Tollgrade Communications, Inc. (the "Company") sells, the effects of the economic slowdown in the telecommunications and cable industries, the possibility of future provisions for slow moving inventory, and effect on earnings and cash flows of changes in interest rates. The Company does not undertake any obligation to publicly update any forward-looking statements.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-K, are based on assumptions that involve risks and uncertainties and are subject to change based on the considerations described below. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, the Company wishes to caution each reader of this Form 10-K to consider the following factors and certain other factors discussed herein and in other past reports, including but not limited to prior year Form 10-K reports and annual reports filed with the Securities and Exchange Commission ("SEC"). The factors discussed herein may not be exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supercede or update the factors listed in this document.

General economic conditions and the economic conditions of the telecommunications and cable industries, including the effect of subscriber line loss and competition for the Company's RBOC customers from wireless, cable providers and other carriers entering the local telephone service market, can and has affected the capital budgets of the Company's customers. If such conditions result in a further reduction of such budgets, the Company's revenues could be adversely affected. If the Company's customers find themselves unable to meet their established purchase forecasts and their own growth projections, such customers may curtail their purchase of the Company's products, which would adversely affect the Company's revenues.

If the Company would be unable to establish customer or sales distribution or original equipment manufacturer ("OEM") relationships relating to the Cheetah(TM) cable status and performance monitoring product line recently acquired from Acterna, LLC by the Company, it could affect the rate of incoming orders, which would adversely affect the Company's sales and revenues.

If the financial strength of certain of the Company's major customers should deteriorate or such customers encounter difficulties in accessing capital, the ability of such customers to purchase and pay for the Company's products could be impaired, with a corresponding adverse affect on the Company's revenues.
If third parties with whom the Company has entered into sales and marketing partnerships should fail to meet their own performance objectives, customer demand for the Company's products could be adversely affected, which would have an adverse effect on the Company's revenues.

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

If the Company were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity or integration issues related to the acquisition of the Cheetah product line, loss of key assembly subcontractors or other factors, the Company's ability to produce and ship its manufactured products could be adversely affected, with an adverse effect upon revenues. The introduction of improved products or services or reduced prices by the Company's competitors could reduce the demand for the Company's products and services and adversely affect revenues.

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

If one or more of a small number of key employees of the Company were to cease to be associated with the Company, the Company's future results could be adversely affected. If the Company is unable to successfully assert and defend its proprietary rights in the technology utilized in its products, its future results could be adversely affected. If third parties were able to successfully assert that the Company's use of technology infringed upon the proprietary rights of others, the future results of the Company could be adversely affected. If one or more of the Company's products were to prove defective, the Company's relationships with its customers could be jeopardized and the Company could be subject to potential liability, adversely affecting the Company's future results. If for any reason demand for the Company's products should decrease, including the successful development of a secondary market for the Company's products by a third party, the Company could continue to find itself with excess inventory and obsolete parts on hand, which could adversely affect future results.

Changes in government regulation, such as modification or repeal of The Telecommunications Act of 1996, increasing the costs of doing business by the Company or its customers, or preventing the Company or its customers from engaging in business activities they may wish to conduct could adversely affect the Company's future results. The Company has recently completed several acquisitions and expects to pursue additional acquisitions and new business opportunities in the future as part of its business strategy. If the Company fails to integrate successfully the operations and products of acquired businesses, or if such acquisitions subject the Company to unexpected liabilities and claims, the Company's future results could be adversely affected.

The Company's future sales in international markets are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability including terrorism and other acts of war or hostility, unexpected changes in the regulatory environment, trade protection measures, tax laws, the ability of the Company to market current or develop new products suitable for international markets, obtaining and maintaining successful distribution and resale channels and foreign currency exchange rates. Reductions in the demand for or the sales of the Company's products in international markets could adversely affect future results.

ITEM 1. BUSINESS.

             The Company was incorporated in Pennsylvania in 1986, began operations in 1988 and completed its initial public offering in 1995. Its principal offices are located at 493 Nixon Road, Cheswick, Pennsylvania 15024 and its telephone number is (412) 820-1400. The Company's Internet website address is www.tollgrade.com.

             The Company designs, engineers, markets and supports test system, test access and status monitoring products for the telecommunications and cable television industries. The Company's proprietary telecommunications test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" ("POTS") lines containing both copper and fiber optics. POTS lines comprise the vast majority of lines in service today throughout the world. In addition to traditional voice service, POTS includes lines for popular devices such as computer modems and fax machines. POTS excludes the more complex lines, such as data communications service lines, commonly referred to as "special services."

             In general, POTS line test systems, which are located at telephone companies' central offices, focus on helping local exchange carriers conduct the full range of fault diagnosis in the "local loop", the portion of the telephone network which connects end users to a telephone company's central office. In addition, these line test systems have the ability to remotely qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and Integrated Services Digital Network ("ISDN") service. These test systems reduce the time needed to identify and resolve problems and eliminate or reduce the cost of dispatching a technician to the problem site. Most POTS line test systems were designed for use over copper wireline only, so that the introduction of fiber-optic technology into the local loop renders it inaccessible to these test systems. The Company's MCU(R) products solve this problem by extending test-system access through the fiber-optic portion into the copper portion of the local loop. In addition, the Company's DigiTest(R) system is designed to provide complete hardware testing for POTS and local loop prequalification and in-service testing for DSL service.

             The Company's LIGHTHOUSE(R) cable status monitoring system provides a broad testing solution for the Broadband Hybrid Fiber Coax distribution system found in the cable television industry. This status monitoring system gathers status information and reports on strategic components within the cable network.

             On September 30, 2001, the Company acquired certain assets and assumed certain liabilities of the LoopCare(TM) product line from Lucent Technologies, Inc. ("Lucent") for approximately $62,000,000 in cash. The acquired assets consisted principally of rights to existing contracts, software and related computer equipment, while the assumed liabilities were related principally to deferred revenues and warranties currently under contract. The LoopCare product software integrates with and enhances the value of the Company's hardware products, resulting in what has been and what the Company believes will continue to be a significant competitive advantage in the market place. The Company used available cash and short-term investments to finance the acquisition. The offices for the LoopCare product line are located at 685 Route 202/206 South, Bridgewater, New Jersey 08807 and its telephone number is 908-243-3900.

             On February 13, 2003, the Company closed on a Purchase and Sale Agreement with Acterna, LLC ("Acterna") to acquire certain assets and assume certain liabilities related to Acterna's Cheetah(TM) status and performance monitoring product line, for $14,300,000 in cash. As part of the agreement, contingent purchase consideration of up to $2,400,000 in the form of an earn-out may be payable during the first half of 2004, based on certain 2003 performance targets for the acquired business. The acquired assets consist principally of existing contracts, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally relate to warranty obligations. The $14,300,000 due at closing was paid from available cash and short-term investments. The Company believes the acquired business will complement and augment its current cable operations and strategically position the Company to be the leading supplier of testing equipment and software for the cable industry. The acquisition will be recorded under the purchase method of accounting and accordingly, the results of operations of the acquired business from February 14, 2003 forward will be included in the consolidated financial statements of the Company. Because the acquisition occurred subsequent to the end of 2002, detailed disclosure regarding the acquired business is not contained in this report, rather, such disclosure will be included in subsequent filings by the Company. The purchase price allocation is currently under evaluation and is expected to be finalized by the end of the first quarter.

         The Company has determined that its business has one reportable segment in the test assurance industry. All product sales are considered components of the business of testing infrastructure and networks for the telecommunications and cable television industries. Although the Company does internally develop sales results associated with the various product categories, this information is not considered sufficient for segment reporting purposes nor does the chief operating decision maker base his critical decisions or allocate assets based solely on this information. The Company's products and services have similar economic characteristics, the same or similar production processes and are sold to similar types or classes of customers in, or entering into, the telecommunications and cable businesses through similar distribution means.

             Products. The Company's MCU products plug into digital loop carrier ("DLC") systems, which are large systems manufactured by equipment vendors such as Lucent (formerly part of AT&T) used by telephone companies to link the copper and fiber-optic portions of the local loop. MCU products allow the Company's customers to extend their line testing capabilities to all of their POTS lines, both copper and fiber-optic, linked by the DLCs. DLC systems are located at telephone companies' central offices and at remote sites within a local user area, and effectively multiplex the services of the copper lines into a single fiber-optic line. In many instances, several DLC systems are located at a single remote site to serve several thousand different end-user homes and offices. Generally, for every DLC remote site, at least two MCU line-testing products are deployed. To ensure compatibility of the Company's MCU products with these DLC systems, the Company pays royalties pursuant to license agreements for the use of proprietary design integrated circuits ("PDICs"), which are the design and property of each DLC system manufacturer. The Company maintains such license agreements with and pays royalties to Lucent Technologies, Fujitsu Network Transmission Systems, Inc., NEC America, Inc. and Reliance Comm/Tec Corporation. In general, one of these agreements contains a term of indefinite duration and the others contain automatic renewal provisions (unless earlier terminated) for periods of between one and five years. The Company paid $2,507,000, $1,827,000 and $847,000 respectively in 2000, 2001 and 2002 in royalties under these license agreements, which are calculated either as a percentage of the list price of the MCU products or as a fixed amount per MCU unit that incorporates the technology licensed under each such agreement. The Company also has a similar PDIC license agreement with Adtran, Inc.; no royalties have been payable under this agreement to date. Certain of the license agreements require the Company to maintain the confidentiality of the licensor's proprietary information and/or the terms and conditions of the agreement itself. In addition, the Company maintains license agreements that do not contain royalty provisions with Advanced Fibre Communications, Alcatel USA Sourcing, L.P. (formerly DSC Technologies Corporation), UTSTARCOM, Inc., Next Level Communications and SAGEM SA (a French corporation). The expiration dates of these agreements range from between September 2003 and May 2007, with renewal provisions (unless earlier terminated) for periods of one or more years. Future license agreements entered into by the Company may contain terms comparable to, or materially different than, the terms of existing agreements as competitive and other conditions warrant. The loss of PDIC license agreements, or the inability of the Company to maintain an adequate supply of PDICs, could have a material adverse effect on the Company's business. Other MCU technology is also used with home and business alarm systems. As with POTS line testing, home alarm systems must be monitored from the alarm company's headquarters along a hybrid copper and fiber-optic line. The Company's alarm-related MCU products are used to facilitate the transport of analog alarm signals from subscriber homes to alarm company monitoring stations across the hybrid telephone network. These units plug into equipment at both central office and remote locations. In the fourth quarter of 2002, an RBOC cancelled a significant network testability initiative. The cancellation is believed to have considerably reduced sales of MCU products, that are driven by these testability programs, to this RBOC. MCU products and related hardware accounted for more than 70%, 68% and 48% of the Company's sales in the years ended December 31, 2000, 2001 and 2002, respectively. The Company's MCU product line is expected to continue to account for a substantial portion of the Company's revenues.

             The Company's DigiTest centralized network test system platform, which incorporates certain LoopCare software base code and developed enhancements, focuses on helping local exchange carriers conduct the full range of fault diagnosis, along with the ability to qualify, deploy and maintain next generation services including DSL and ISDN. The Company's DigiTest system is designed to provide the complete solution for testing POTS and performing local loop prequalification for DSL services. With the acquisition of the LoopCare software product line, the Company now owns LoopCare software which has remained the major Operation Support System ("OSS") utilized by the Regional Bell Operating Companies for over twenty five years to test the integrity and quality of their POTS network infrastructure. The DigiTest system serves as an integral component of this OSS system, allowing for the request and retrieval of precise measurement results that form the basis for state-of-the-art fault diagnosis for both traditional narrowband and wideband applications. DigiTest's compact digital measurement unit ("DMU"), which resides in the customers' central office, acts as the test head in the test system, with the ability to determine subscriber line characteristics through network diagnostic functions including load coil detection, loop length measurement and longitudinal balance for Single-Ended Loop Qualification ("SELQ"). DigiTest's digital wideband unit ("DWU") next-generation testing platform enables single-ended loop qualification by identifying and locating bridged taps and measuring crosstalk and wideband noise, all of which are important factors in the prequalification and in-service maintenance of local loops for DSL service. The DigiTest system also includes the Digital Measurement Node ("DMN"), which consists of a metal-chassis, backplane and an alarm/fuse card which is used to house the DMU and DWU. The Company's DigiTest system hardware has also been optimized to work with and support the OSS system owned by Nortel Networks Corporation. In connection therewith, pursuant to a license agreement with Nortel Networks Corporation, the Company pays royalties for the use of certain network interface information. The initial term of this agreement expired in July 2002, but by its terms is automatically renewed (unless earlier terminated) for periods of one year each. The Company paid royalties of $404,000, $6,000 and $15,000 in 2000, 2001 and 2002, respectively, as royalties under this license agreement, which royalties are calculated based on a percentage of the sale price of the DMU and certain DWU units that incorporate the technology licensed under the agreement. The license agreement requires the Company to maintain the confidentiality of the licensor's proprietary information and/or the terms and conditions of the agreement itself. The Company markets and sells its DigiTest products directly as well as through certain continuing Original Equipment Manufacturer ("OEM") arrangements with Lucent Technologies and Nortel Networks Corporation. The OEM agreement with Lucent Technologies also allows that Company to resell the LoopCare software on an OEM basis. The Company has also entered into license agreements with Acterna, LLC and Aware, Inc. for certain technology related to its DigiTest products and will pay royalties and licenses for use of such technology on a fixed per unit basis. The license agreement with Acterna, LLC will expire by its terms (unless earlier terminated) in 2008, and the original term of the license agreement with Aware, Inc. extends until September, 2005, with consecutive one year renewal terms. Sales of the DigiTest product line accounted for approximately 18%, 18% and 14% of the Company's revenue for the years ended December 31, 2000, 2001 and 2002, respectively.

             In addition to the OSS software, the LoopCare products have several features that enhance the performance, listing and analysis of telecommunication service over copper line loops. These products, which represent primarily engineered enhancements to the LoopCare base code software, include the Common Object Request Broker Architecture (CORBA), the Application Programming Interface (API), Benchmark Data Base, DSL Testing, the Advanced Testhead Feature Package, and LoopCare TCP/IP Communications Network (LTCN). Sales of stand-alone LoopCare software accounted for approximately 13% of the Company's revenue for the year ended December 31, 2002.

             The Company's LIGHTHOUSE cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. The Company has entered into license agreements with C-COR.net Corp. (formerly C-COR Electronics, Inc., a cable television systems developer) and Alpha Technologies, Inc., under which the Company provides status monitoring transponder technology that is incorporated into those companies' cable network management systems. The Company, under certain other business arrangements, also markets and sells its cable products directly as well as through various OEM customers such as C-COR.net Corp., Arris Corporation (formerly ANTEC Corportation), and Motorola (formerly General Instrument). Sales of the LIGHTHOUSE product line accounted for approximately 9%, 4% and 5% of the Company's revenue for the years ended December 31, 2000, 2001 and 2002, respectively.

             During its fiscal year 2002, the Company completed its first major central office test system upgrade package delivery, which includes hardware resale and services. This project represents approximately 2% of the Company's revenues for the year ended December 31, 2002.

             The Company's Digital Access Unit ("DAU") product provides automated test access of locally non-switched, two wire circuits and helps facilitate the line sharing or spectral unbundling process for both incumbent ("ILEC") and competitive local exchange carriers ("CLEC"). Although sales of the DAU have been significant in prior years (5% in 2001), this product line represented less than 1% of the Company's total revenue for the year ended December 31, 2002.

             The cornerstones of the Company's Services offerings are the Testability Improvement Initiatives. These services may offer the customer the opportunity to make dramatic improvements in testability levels, while training their own staffs in targeted geographic regions over a defined period of time. In this way, the customers' internal repair technicians can make use of automated systems to diagnose and repair subscriber loop problems, thereby automatically eliminating the need for the involvement of several highly trained people. The Services business was considerably expanded upon the acquisition of software maintenance contracts related to the LoopCare software product line. In the fourth quarter of 2002, however, an RBOC cancelled a significant network testability initiative that had accounted for revenue of approximately $980,000 of the Company's revenue for the nine months ended September 28, 2002. The cancellation is believed to have considerably reduced sales of MCU products, that are driven by these testability programs, to this RBOC. Including software maintenance, Services revenue accounted for approximately 6% and 14% of the Company's revenue for the years ended December 31, 2001 and 2002.

             Product and Technology Development. The Company's product development personnel are organized into teams, each of which is effectively dedicated to a specific product line(s) or technology. Each product team also implements the Company's ongoing value engineering programs that are designed to replace the Company's products with successive generations having additional features and/or lower costs. The Company continuously monitors developing technologies in order to introduce products as defined standards and markets emerge. In addition, the Company continues to investigate the development of new applications for its MCU technology, as well as enhancements and new features to its LoopCare software product lines and other technologies to service the telecommunications industry. During 2000, 2001 and 2002, research and development expenses were approximately $12,456,000, $12,428,000 and $13,839,000, respectively.

             Proprietary Rights. The names "Tollgrade(R)", "MCU(R)", "LIGHTHOUSE(R)", "DigiTest(R)", "Telaccord(R)" and "MICRO-BANK(R)", and the Company's corporate logo are registered trademarks of the Company. "LoopCare(TM)" and "MLT(TM)" are common law trademarks of the Company. "Team Tollgrade(SM)" is a common law service mark of the Company. The Company has obtained three United States patents on the MCU products with expiration dates ranging from 2010 to 2014, two United States patents on cable technology that expire in 2017 and 2018, one Canadian patent and four United States patents on other telecommunications technology, which expire in dates ranging from 2017 to 2019. In addition, the Company has four United States, three Canada, one Taiwan and seven international patent cooperation treaty ("PCT") patent applications pending. The Company will seek additional patents from time to time related to its research and development activities. The Company protects its trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.

             Customers. The Company's primary customers for its telecommunication products and services are the four Regional Bell Operating Companies ("RBOCs"), which are Verizon Communications, BellSouth Corporation, SBC Communications, Inc., and Qwest, Inc., as well as major independent telephone companies and certain DLC equipment manufacturers. Sales in 2002 to SBC Communications, Inc., Verizon Communications, and BellSouth Corporation accounted for approximately 38%, 18%, and 14%, respectively, or 77% collectively, of the Company's total revenues. Due to the Company's present dependency on all four of these key customers, the potential loss of one or more of them as a customer, or the reduction of orders for the Company's products by them, could materially and adversely affect the Company. Orders from these customers may fluctuate due to a variety of business facts faced by each of the RBOCs, including relationships with their various organized labor groups and an increasing tendency to place large orders for shipment of hardware and software towards the end of a quarter. In addition to its reliance on sales to its RBOC customers, the acquisition by Comcast Corporation of AT&T Broadband, the Company's primary customer for its LIGHTHOUSE products whose purchases represented 4% of the Company's revenue in 2002, may adversely affect the Company's results.

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

             The Company currently procures all of its components from outside suppliers. Generally, the Company uses industry standard components for its products; however, application specific integrated circuits ("ASICs") are also a key component to the manufacturing process and are custom made to the Company's specifications. Although the Company has generally been able to obtain ASICs on a timely basis, a delay in the delivery of these components could have a material adverse impact on the Company.

         Backlog. The Company's backlog consists of firm customer purchase orders and signed software maintenance agreements. As of December 31, 2002, the Company had backlog of approximately $7,200,000, all of which is expected to be filled in 2003, as compared to approximately $4,900,000 at December 31, 2001. The increase between years is due partially to the timing of signing renewal annual software maintenance contracts with existing RBOC customers. The backlog at December 31, 2002 includes approximately $3,800,000 related to LoopCare software maintenance contracts. Income under these maintenance contracts will be earned and recognized on a straight-line basis over the remaining terms of the underlying agreements, which are usually one year or less. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. While these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of the Company's products.

             Competitive Conditions. The market for telecommunications and cable television equipment is highly competitive. The deciding competitive factors in the Company's market include price, product features, performance, reliability, service and support, breadth of product line, technical documentation and prompt delivery. The Company believes that it competes favorably on all of these factors, and certain of its products have proprietary or patented features. The Company also attempts to enter into development agreements for its MCU products with the manufacturers of DLC and other complex systems, which serves to ensure compatibility for its products. Competition would increase if new companies enter the Company's product markets or existing competitors expand their product lines. For instance, telecommunications reform legislation has lifted the restrictions that previously prevented the RBOCs from manufacturing telecommunications equipment. Pursuant to this legislative reform, the RBOCs, which are the Company's largest customers, may become competitors of the Company in the markets served by the Company.

             For the Company's line-testing MCU devices, the primary competitive technologies are the remote monitoring units made by Teradyne, Inc. and the Harris Communications Product Division of Harris Communications, Inc. In addition, the Anritsu Wiltron Test and Measurement Group, a division of Anritsu Corporation, offers the Wiltron LoopMATE, a modular remote test head, which competes with the Company's POTS testing capabilities. The Company believes the MCU is simpler and less costly to install and permits the full complement of centralized testing to be performed as quickly and accurately as with copper by-pass wiring. The alarm-related MCU product's primary competitor is the Turbo 2000 unit made by Arris Corporation. The primary competitors for the Company's DigiTest product line include Spirent Communications, Harris Corporation, Porta Systems Corp., Teradyne, Inc. and Turnstone Systems, Inc. For the Company's cable products, the primary competitors for status monitoring are AM Communications, Inc., Harmonic, Inc. and Scientific Atlanta, Inc.

             The Company believes that recent changes within the telecommunications marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have required it to grant more favorable terms to some of its customers. In addition, certain customers have consolidated product purchases that have resulted in large bulk orders. There is an increasing trend, in part in response to some of the Company's discounting programs, for certain of the Company's customers to place such large bulk orders towards the end of a quarter for shipment of large quantities of hardware and software in the last month of the quarter. Although the Company will continue to strive to meet the demands of its customers, which include delivery of quality products at an acceptable price and on acceptable terms, the Company can provide no assurance that it will be successful in negotiating acceptable terms and conditions in its purchase orders or customer purchase agreements. Additionally, continuing consolidation efforts among RBOC customers, providing RBOCs the ability to consolidate their inventory and product procurement systems, could cause fluctuations or delays in the Company's order patterns. Consolidation in the cable industry, as well as the adoption of industry standards requiring transponders to function among various monitoring systems, could cause pricing pressure as well as adversely affect certain customers' deployment of the Company's cable products. In addition, markets for the Company's cable products have been, and may continue to be difficult for the foreseeable future. The Company cannot predict such future events or business conditions and the Company's results could be adversely affected by these industry trends in the primary markets it serves.

             Employees. As of December 31, 2002, the Company had 250 full-time employees, all in the United States. None of the Company's employees are represented by a collective bargaining agreement.

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

             International Sales. International sales represented approximately 6.3% of the Company's total revenue for the year ended December 31, 2002.

The Company makes available free of charge on or through its Internet website (www.tollgrade.com) the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such materials with or otherwise furnishes to the Securities and Exchange Commission.

ITEM 2.  PROPERTIES.

             The Company's headquarters and principal administrative, engineering, manufacturing, warehouse and maintenance facilities are located in Cheswick, Pennsylvania. The Company occupies a 111,600 square foot facility. The Company occupies its current facilities under a lease that expires in December 2005. The Company has acquired certain land parcels that surround the current leased facility for the possible expansion of parking and/or new building structures that the Company believes will provide adequate space to support future operations and sales growth, if necessary.

             In addition, the Company leases 18,778 square feet of space in Bridgewater, New Jersey. The lease will expire on January 21, 2007. This facility provides workspace for the administrative and engineering personnel of the LoopCare Product Line.

             The Company has also entered into an agreement pursuant to which it will lease 22,122 square feet of space in Sarasota, Florida, to provide new workspace for the personnel of the Company's Cheetah Product Line, which the Company acquired in February 2003. The five year lease term will commence on or about April 28, 2003, and may be extended, at the Company's option, for an additional five-year period.

ITEM 3.  LEGAL PROCEEDINGS.

             There are currently no outstanding or pending material legal proceedings with respect to the Company or its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             During the fourth quarter of 2002, there were no matters submitted to a vote of security holders through solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF THE COMPANY

Information relating to the executive officers of the Company as of January 31, 2003 is set forth below:


Christian L. Allison                 Chairman of the Board of Directors of the
                                     Company since April 1998; Chief Executive
                                     Officer of the Company since September
                                     1995; also Treasurer of the Company from May 1992 until April 1997; also President of the Company from October 1993 until January 2001; also Chief Operating Officer of the Company from November 1990 until October 1993; Age 42.

Sara M. Antol                        General Counsel of the Company since
                                     December 2000; Secretary of the Company
                                     since April 1996; Chief Counsel of the
                                     Company from April 1996 until December
                                     2000; prior thereto, attorney at Babst,
                                     Calland, Clements & Zomnir, P.C., a law
                                     firm; Age 41.

Richard A. Bair, Jr.                 Executive Vice President,
                                     Engineering/Testing of the Company since
                                     August 2000; Vice President Engineering,
                                     DigiTest of the Company from June 2000
                                     until August 2000; Engineering Manager of the Company from April 1999 until August
                                     2000; prior thereto, Senior Design Engineer of the Company from March 1996 until April
                                     1999; Age 40.

Wylie E. Estcheid                    Executive Vice President, Business
                                     Development, OSS of the Company since
                                     September 2001; Senior Vice President and
                                     General Manager of Telco Access Products, a manufacturer of telecommunications products, from October 2000 until September
                                     2001; Vice President, Network Engineering
                                     Midwest Division of BC, a provider of
                                     telecommunication services, from December
                                     1999 until October 2000; prior thereto,
                                     Vice President, Service Integration and
                                     Delivery of Ameritech, a provider of
                                     telecommunication services, from February
                                     1996 until December 1999; Age 53.

Rocco L. Flaminio                    Director; member of the Board from October
                                     1995 through 2003; also Vice Chairman and
                                     Chief Technology Officer of the Company
                                     since 1993; President of the Company from June 1990 until October 1993; prior thereto, spent 40 years in applications engineering with Bell of Pennsylvania; Age
                                     78.

Carol M. Franklin                    Executive Vice President, Software Products
                                     Division of the Company since July 2001;
                                     Director of Order Management Development of
                                     Lucent Technologies, a manufacturer of
                                     communication systems, software and
                                     products and formerly AT&T Bell
                                     Laboratories, from May 2000 until July
                                     2001; Director for Integration Test of
                                     Lucent Technologies from September 1999
                                     until May 2000; Director for Starter
                                     Solutions for Emerging Carriers and
                                     Internet Customer Care of Lucent
                                     Technologies from February 1999 until
                                     August 1999; prior thereto, Product
                                     Realization Leader of Lucent Technologies from February 1996 until January 1999; Age
                                     52.

Samuel C. Knoch                      Chief Financial Officer of the Company
                                     since August 1996; Treasurer since April
                                     1997; prior thereto, Controller of AMSCO
                                     International, Inc., a manufacturer of
                                     health care equipment, from October 1994 until August 1996; Age 46.

Joseph G. O'Brien                    Senior Vice President, Human Resources of
                                     the Company since October 1997; Director of
                                     Employee Development from April 1997 until
                                     October 1997; prior
                                     thereto, Coordinator, Elderberry Junction,
                                     Goodwill Industries, a charitable
                                     organization, from May 1995 until April
                                     1997; Age 43.

Mark B. Peterson                     President of the Company since January
                                     2001; Executive Vice President, Sales and
                                     Marketing of the Company from November 1999 until January 2001; Executive Vice
                                     President, Sales of the Company from
                                     October 1997 until November 1999; prior
                                     thereto, Testing Application Group product manager (MLT and Switched Access Remote
                                     Test Systems (SARTS) product lines) of
                                     Lucent Technologies, a manufacturer of
                                     communication systems, software and
                                     products and formerly AT&T Bell
                                     Laboratories, from October 1995 until
                                     October 1997; Age 42.

Gregory L. Quiggle                   Executive Vice President, Marketing of the
                                     Company since August 2001; Director of
                                     Marketing, Loop Products Acterna LLC
                                     (formerly, Telecommunications Techniques
                                     Corporation, or TTC), a global
                                     communications equipment company, from May,
                                     1998 until August 1998; prior thereto,
                                     Product Line Manager, TTC from May 1996
                                     until May 1998; Age 34.

Matthew J. Rosgone                   Executive Vice President, Operations of the
                                     Company since September 2001; Senior Vice
                                     President, Purchasing/Manufacturing of the
                                     Company from July 1998 until September
                                     2001; prior thereto, Vice President,
                                     Purchasing of the Company from July 1996 until July 1998; Certified Purchasing
                                     Manager; Age 34.

Charles J. Shearer                   Controller of the Company since February
                                     2002; prior thereto, Controller of Resource
                                     Investments, Inc. (a privately held real estate investment and management company) from February 1979 until January 2002; Age
                                     58.

Roger A. Smith                       Executive Vice President, Technology of the
                                     Company since June 2000; Senior Vice
                                     President, Test Systems from July 1998
                                     until June 2000; prior thereto, Senior
                                     Software Development Engineer of Caldon
                                     Inc., a manufacturer of ultrasonic flow
                                     meters for nuclear power industry; Age 42.

Stephanie M. Wedge                   Vice President, Professional Services of
                                     the Company since November 1999; Sales
                                     Executive, Professional Services, Inacom
                                     Corporation, a reseller and integrator of client/server solutions for messaging, from
                                     February, 1998 until November 1999; prior thereto, Sales Manager, Business
                                     Development, Digital Equipment Corporation, a manufacturer and integrator of main-frame computers; Age 46.




                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         Information relating to the market for the Company's Common Stock and other matters related to the holders thereof is set forth under the caption "Common Stock Market Price" on page 34 of the Company's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         A summary of selected financial data for the Company, including each of the last five fiscal years in the period ended December 31, 2002, is set forth under the caption "Selected Consolidated Financial Data" on page 6 of the Company's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         A discussion of the Company's results of operations and financial condition is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 7 through 17 of the Company's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         A discussion of the Company's quantitative and qualitative market risk is set forth under the caption "Quantitative and Qualitative Disclosures about Market Risk" on pages 16 through 17 of the Company's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, are set forth on pages 18 through 34 of the Company's 2002 Annual Report to Shareholders and are incorporated herein by reference. Such financial statements and supplementary data are listed in Part IV Item 15(a)(1), Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         In addition to the information reported in Part I of this Form 10-K, under the caption "Executive Officers of the Company," the information required by this item appears beneath the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information relating to executive compensation is set forth beneath the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to the security ownership of beneficial owners of 5% or more of the Common Stock and of the executive officers and directors of the Company is set forth under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF
                                DECEMBER 31, 2002

                      EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------------------------------
        PLAN CATEGORY            NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE       NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
                                    OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        FUTURE ISSUANCE UNDER
                                    WARRANTS AND RIGHTS                 RIGHTS              EQUITY COMPENSATION PLANS
                                                                                              (EXCLUDING SECURITIES
                                                                                              LISTED IN COLUMN (a))
------------------------------- ----------------------------- ---------------------------- -----------------------------
  EQUITY COMPENSATION PLANS
       APPROVED BY THE
       SECURITYHOLDERS                   1,193,199                      $37.673                      317,211
------------------------------- ----------------------------- ---------------------------- -----------------------------
EQUITY COMPENSATION PLANS NOT
       APPROVED BY THE
     SECURITYHOLDERS (1)                  443,657                       $24.644                       26,850
------------------------------- ----------------------------- ---------------------------- -----------------------------
            TOTAL                        1,636,856                                                   344,061
-----------------------------------------------------------------------------------------------------------------------

(1) 1998 Employee Incentive Compensation Plan

The Company's 1998 Employee Incentive Compensation Plan (the "Plan"), which was adopted by the Company's Board of Directors and is effective as of January 28, 1998, is intended, among other purposes, to help the Company to motivate, attract and retain qualified employees (other than officers and directors of the Company). The Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Committee"), which has full discretion to determine the employees who receive awards under the Plan as well as the nature and size of such awards. The Committee may issue nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units under the Plan. Award recipients (other than recipients of stock appreciation rights) are subject to a non-competition arrangement with the Company. Upon a change of control in the Company, all awards become exercisable, vested or fully earned, as applicable. The exercise price of options and the sale price of restricted stock granted under the Plan is 100% of the fair market value of the Company's common stock as of the date of grant. All options granted under the plan expire not later than ten years after the date of grant and typically vest over two years. There are currently 990,000 shares of the Company's common stock authorized under the Plan for granting awards.

See Note 5 to the consolidated financial statements on pages 28 through 30 of the Company's 2002 Annual Report to Shareholders for additional information regarding the Company's equity compensation plans.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions is set forth beneath the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES.

         Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision of, and with the participation of, the Company's management, including the Company's chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company required to be disclosed in the Company's periodic SEC filings.

         Subsequent to that date that the Company carried out its evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these material controls.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements and supplementary data are incorporated in Item 8 of Part II of this Form 10-K by reference to pages 18 through 34 of the Company's 2002 Annual Report to Shareholders, which are incorporated herein by reference:

         Statement of Management's Responsibility for Financial Reporting, dated January 22, 2003
         Report of Independent Accountants, dated January 22, 2003, except for
         Note 8, as to which the date is February 7, 2003 and Note 13, as to which the date is February 13, 2003
         Consolidated Balance Sheets at December 31, 2001 and 2002
         Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002
         Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 2002
         Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002
         Notes to Consolidated Financial Statements
         Statements of Operations Data by Quarter

(a)(2) The following financial statement schedule is included herewith on page 23 and made a part hereof:

         Schedule II (Valuation and Qualifying Accounts)

(a)(3)  The following exhibits are included herewith and made a part hereof:

Exhibit
Number                                  Description

 3.1 Amended and Restated Articles of Incorporation of the Company, as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the "Company") on Form 10-K (File No. 000-27312), filed with the Securities and Exchange Commission (the "SEC") on March 24, 1999 (the "1998 Form 10-K").

 3.1a Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to
                    Exhibit 3.1a to the 1998 Form 10-K.

 3.2                Amended and Restated Bylaws of the Company, filed herewith.

 4.1 Rights Agreement, dated as of July 23, 1996, between the Company and Chase Mellon Shareholder Services, L.L.C., incorporated herein by reference to Exhibit 1 to the Registration Statement of the Company on Form 8-A (File No. 000-28852), filed with the SEC on August 9, 1996.

10.1 Common Stock Purchase Agreement dated November 7, 1994, between the Company and the investors listed on Schedule A thereto (attachments and exhibits omitted), incorporated herein by reference to Exhibit 10.1 to the Registration Statement of the Company on Form S-1 (Reg. No. 33-98322) filed with the SEC on October 18, 1995 (the "S-1").

10.2* 1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company (File No. 000-27312), filed with the SEC on March 22, 2002.

10.3 License Agreement, dated August 24, 1993, between Fujitsu Network Transmission Systems, Inc. and the Company, incorporated herein by reference to Exhibit 10.4 to the S-1.

10.4 License Agreement, dated September 26, 1994, between NEC America, Inc. and the Company, incorporated herein by reference to Exhibit 10.5 to the S-1.

10.5 Interface License Agreement, dated March 22, 1995, between Northern Telecom Inc. and the Company, incorporated herein by reference to Exhibit 10.7 to the S-1.

10.6 Technical Information Agreement, dated February 1, 1993, between Lucent Technologies, Inc. (formerly American Telephone and Telegraph Company) and the Company, incorporated herein by reference to Exhibit 10.8 to the S-1.

10.7 Technology License Agreement, dated November 16, 1994, between Alcatel USA (formerly DSC Technologies Corporation) and the Company, incorporated herein by reference to Exhibit
                    10.12 to the S-1.

10.8 License Agreement, dated August 24, 1993, between Reliance Comm/Tec Corporation and the Company, incorporated herein by reference to Exhibit 10.13 to the S-1.

10.9* Employment Agreement, dated as of December 13, 1995, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.11 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

10.10* Stock Option Agreement entered into December 14, 1995 between the Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey Blake, John H. Guelcher, Richard
                    H. Heibel, Joseph T. Messina and Douglas T. Halliday, incorporated herein by reference to Exhibit 10.14 to the 1995 Form 10-K.

10.11* Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Annual Report of the Company on Form 10-K (File No. 000-27312) , filed with the SEC on March 19, 1997 (the "1996 Form 10-K").

10.12* Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to
                    Exhibit 10.2 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on November 12, 1996.

10.13* Amendment to Employment Agreement, dated as of December 13, 1996, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.20 to the 1996 Form 10-K.

10.14* Amendment to Employment Agreement, dated as of December 13, 1997, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.21 to the Annual Report of the Company on Form 10-K (File No. 000-27312) , filed with the SEC on March 25, 1998 (the "1997 Form 10-K").

10.15 Amendment, dated February 21, 1997, to Technical Information Agreement relating to Metallic Channel Units Types A and B, dated February 1,1993, between American Telephone and Telegraph Company (AT&T) (licensor) and the Company (licensee) incorporated herein by reference to Exhibit 10.3 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on November 10, 1997.

10.16* Form of Non-employee Director Stock Option Agreement with respect to the Company's 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to
                    Exhibit 10.25 to the 1997 Form 10-K.

10.17* Amendment to Employment Agreement, dated as of December 30, 1998, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.28 to the 1998 Form 10-K.

10.18* Amendment to Employment Agreement, dated as of January 18, 2000, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company filed on Form 10-K (File No. 000-27312), filed with the SEC on March 27, 2000 (the "1999 Form 10-K").

10.19* Change in Control Agreement, entered into February 9, 2000 between the Company and Sara M. Antol, together with a schedule listing substantially identical agreements with Robert Cornelia, Ruth Dilts, Bradley Dinger, Rocco Flamino, Mark Frey, Samuel Knoch, James Price, and Matthew Rosgone, incorporated herein by reference to Exhibit 10.26 to the 1999 Form 10-K.

10.20* Change in Control Agreement, entered into August 10, 2000 between the Company and Stephen M. Garda, incorporated herein by reference to Exhibit 10.30 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on November 13, 2000.

10.21* Amendment to Employment Agreement, dated as of January 3, 2001, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.23 to the Annual Report of the Company on Form 10-K (File No. 00027312), filed with the SEC on March 23, 2001 (the "2000 Form 10-K").

10.22* Change in Control Agreement, entered into January 19, 2001 between the Company and Joseph G. O'Brien, together with a schedule listing substantially identical agreements with Lawrence J. Fey, William J. Gumbert, Gary L. Gump, Michael
                    D. McSparrin, Timothy D. O'Brien, Mark B. Peterson, Roger A. Smith and Jeffrey J. Tatusko, incorporated herein by reference to Exhibit 10.24 to the 2000 Form 10-K.

10.23* 1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 22, 2002 (the "2001 Form 10-K").

10.24 Asset Purchase Agreement by and between Lucent Technologies, Inc. and Tollgrade Communications, Inc. dated September 28, 2001, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312) filed with the SEC on October 15, 2001.

10.25* Amendment to Employment Agreement, dated as of January 10, 2002, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.27 to the 2001 Form 10-K.

10.26* Change in Control Agreement, entered into October 30, 2001 between the Company and Richard Skaare, together with a schedule listing substantially identical agreements with Wylie Etscheid, Carol M. Franklin and Gregory Quiggle, incorporated herein by reference to Exhibit 10.28 to the 2001 Form 10-K.

10.27* Change in Control Agreement, entered into January 2, 2002 between the Company and Charles L. Geier, Jr., incorporated herein by reference to Exhibit 10.29 to the 2001 Form 10-K.

10.28* Change in Control Agreement, entered into January 2, 2002 between the Company and James D. Coleman, incorporated herein by reference to Exhibit 10.30 to the 2001 Form 10-K.

10.29* Change in Control Agreement, entered into December 20, 2002 between the Company and Eric Sucharski, filed herewith.

10.30* Amendment to Employment Agreement, dated as of December 20, 2002, between the Company and Christian L. Allison, filed herewith.

10.31 Purchase and Sale Agreement, entered into February 13, 2003, between the Company and Acterna, LLC, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312),filed with the SEC on February 27, 2003.

10.32 Lease, dated February 18, 2003, between Lakewood Ranch Properties, L.L.C. and the Company, filed herewith.

10.33 Lease and Lease Agreement, dated as of October 24, 2001, between Route 206 Associates and the Company (as successor by merger to Tollgrade Acquisition Company), filed herewith.

10.34 Lease Agreement, dated as of August 5, 1993, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.35 First Amendment of Lease Agreement, dated as of March 15, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.36 Second Amendment of Lease Agreement, dated as of July 1, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.37 Third Amendment of Lease Agreement, dated as of September 15, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.38 Fourth Amendment of Lease Agreement, dated as of September 15, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.39 Fifth Amendment of Lease Agreement, dated as of March 6, 1995, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.40 Sixth Amendment to Lease, dated as of September 18, 1995, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.41 Seventh Amendment to Lease, dated as of July 9, 1996, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.42 Eighth Amendment to Lease, dated as of May 13, 1997, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.43 Ninth Amendment to Lease, dated as of December 8, 1998, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.44 Tenth Amendment to Lease, dated as of March 15, 2000, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.45 Eleventh Amendment to Lease, dated as of July 19, 2000, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company (exhibits omitted), filed herewith.

13.1 Company's 2002 Annual Report to Shareholders, filed herewith.

21.1                List of subsidiaries of the Company, filed herewith.

23.1                Consent of PricewaterhouseCoopers LLP, filed herewith.

99.1                Certification of Chief Executive Officer, filed herewith.

99.2                Certification of Chief Financial Officer, filed herewith.

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

(b) Reports on Form 8-K filed during the quarter ended December 31, 2002:

             Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 2003.

                                       TOLLGRADE COMMUNICATIONS, INC.


                                       By /s/Christian L. Allison
                                          -----------------------
                                           Christian L. Allison
                                           Chairman and Chief Executive Officer


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 26, 2003.


           SIGNATURE                               TITLE

 /s/Christian L. Allison                 Director, Chairman and Chief
-----------------------------------      Executive Officer,
    Christian L. Allison                 (Principal Executive Officer)


/s/James J. Barnes                       Director
-----------------------------------
    James J. Barnes

/s/Daniel P. Barry                       Director
-----------------------------------
    Daniel P. Barry

/s/David S. Egan                         Director
-----------------------------------
    David S. Egan

 /s/Rocco L. Flaminio                    Director, Vice Chairman
-----------------------------------      and Chief Technology Officer
    Rocco L. Flaminio

/s/Richard H. Heibel, M.D.               Director
-----------------------------------
    Richard H. Heibel, M.D.

 /s/Robert W. Kampmeinert                Director
-----------------------------------
    Robert W. Kampmeinert

/s/Brian C. Mullins                      Director
-----------------------------------
    Brian C. Mullins

/s/Samuel C. Knoch                       Chief Financial Officer and Treasurer
-----------------------------------      (Principal Financial Officer)
    Samuel C. Knoch

/s/Charles J. Shearer                    Controller
-----------------------------------      (Principal Accounting Officer)
    Charles J. Shearer

                                  CERTIFICATION

I, Christian L. Allison, certify that:

     1. I have reviewed this annual report on Form 10-K of Tollgrade Communications, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/Christian L. Allison
-------------------------------
Name:  Christian L. Allison
Title:  Chief Executive Officer

                                  CERTIFICATION

I, Samuel C. Knoch, certify that:

     1. I have reviewed this annual report on Form 10-K of Tollgrade Communications, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/Samuel C. Knoch
-------------------------------
Name:  Samuel C. Knoch
Title:  Chief Financial Officer

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors of
Tollgrade Communications, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 22, 2003 (except for Note 8, as to which the date is February 7, 2003, and Note 13, as to which the date is February 13, 2003) appearing in the 2002 Annual Report to Shareholders of Tollgrade Communications, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
March 26, 2003

                                                                     SCHEDULE II

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2000, 2001 and 2002
                                 (In thousands)


   Col. A                                      Col. B                 Col. C                       Col. D            Col. E
   ------                                     ---------               ------                       ------            ------
                                              Balance at              Additions
                                              Beginning        Charged to     Charged to                  Balance at
                                         of Year         Expense     Other AccountsDeductions    End of Year
                                         -------         --------    ------------------------    ------------

   Inventory reserves:
Year ended December 31, 2000               660              743                    --              (318)           1,085
Year ended December 31, 2001             1,085              300                    --              (274)           1,111
Year ended December 31, 2002             1,111            2,547                    --            (1,315)           2,343

   Allowance for doubtful accounts:
Year ended December 31, 2000               181               22                    --           (3) 200
Year ended December 31, 2001               200              175                    --              --                375
Year ended December 31, 2002               375               --                   100              --                475

   Warranty reserve:
Year ended December 31, 2000               600              588                   --               (143)           1,045
Year ended December 31, 2001             1,045            1,157                  (19)              (153)           2,068
Year ended December 31, 2002             2,068              811                   --               (898)           1,981

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

Exhibit
Number                               Description

3.1         Amended and Restated Articles of Incorporation of the Company, as                           *
            amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade
            Communications, Inc. (the "Company") on Form 10-K (File No.
            000-27312), filed with the Securities and Exchange Commission (the
            "SEC") on March 24, 1999 (the "1998 Form 10-K").

3.1a        Statement with Respect to Shares dated July 23, 1996 (conformed                             *
            copy), incorporated herein by reference to Exhibit 3.1a to the
            1998 Form 10-K.

3.2         Amended and Restated Bylaws of the Company, filed herewith.

4.1         Rights Agreement, dated as of July 23, 1996 between the Company and                         *
            Chase Mellon Shareholder Services, L.L.C., filed as Exhibit 1 to the Registration Statement of the Company on Form 8-A (File No.
            000-28852), filed with the SEC on August 9, 1996.

10.1        Common Stock Purchase Agreement dated November 7, 1994, between                             *
            the Company and the investors listed on Schedule A thereto
            (attachments and exhibits omitted), incorporated herein by reference to Exhibit 10.1 to the Registration Statement of the Company on Form
            S-1 (Reg. No. 33-98322), filed with the SEC on October 18, 1995 (the
            "S-1").

10.2        1995 Long-Term Incentive Compensation Plan, amended and restated                            *
            as of January 24, 2002, incorporated herein by reference to Exhibit
            B to the 2002 Proxy Statement of the Company (File No. 000-27312),
            filed with the SEC on March 22, 2002.

10.3        License Agreement, dated August 24, 1993, between Fujitsu Network                           *
            Transmission Systems, Inc. and the Company, incorporated herein by reference to Exhibit 10.4 to the S-1.

10.4        License Agreement, dated September 26, 1994, between NEC America,                           *
            Inc. and the Company, incorporated herein by reference to Exhibit
            10.5 to the S-1.

10.5        Interface License Agreement, dated March 22, 1995, between                                  *
            Northern Telecom Inc. and the Company, incorporated herein by reference to Exhibit 10.7 to the S-1.

10.6        Technical Information Agreement, dated February 1, 1993, between                            *
            Lucent Technologies, Inc. (formerly American Telephone and Telegraph
            Company) and the Company, incorporated herein by reference to
            Exhibit 10.8 to the S-1.

10.7        Technology License Agreement, dated November 16, 1994, between                              *
            Alcatel USA (formerly DSC Technologies Corporation) and the Company, incorporated herein by reference to Exhibit 10.12 to the S-1.

10.8        License Agreement, dated August 24, 1993, between Reliance                                  *
            Comm/Tec Corporation and the Company, incorporated herein by reference to Exhibit 10.13 to the S-1.

10.9        Employment Agreement, dated as of December 13, 1995, between the                            *
            Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.11 to the Annual Report of the Company on Form 10-K
            for the year ended December 31, 1995 (the "1995 Form 10-K").

10.10       Stock Option Agreement entered into December 14, 1995 between the                           *
            Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey
            Blake, John H. Guelcher, Richard H. Heibel, Joseph T. Messina and
            Douglas T. Halliday, incorporated herein by reference to Exhibit
            10.14 to the 1995 Form 10-K.

10.11       Form of Stock Option Agreement dated December 14, 1995 and                                  *
            December 29, 1995 for Non-Statutory Stock Options granted under the
            1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Annual Report of the Company on
            Form 10-K (File No. 000-27312), filed with the SEC on March 19,
            1997) (the "1996 Form 10-K").

10.12       Form of Stock Option Agreement for Non-Statutory Stock Options                              *
            granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly
            Report of the Company on Form 10-Q (File No. 000-27312) filed with the SEC on November 12, 1996.

10.13       Amendment to Employment Agreement, dated as of December 13, 1996,                           *
            between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.20 to the 1996 Form 10-K.

10.14       Amendment to Employment Agreement, dated as of December 13, 1997,                           *
            between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.21 to the Annual Report of the Company on
            Form 10-K (File No. 000-27312), filed with the SEC on March 25, 1998
            (the "1997 Form 10-K").

10.15       Amendment, dated February 21, 1997, to Technical Information                                *
            Agreement relating to Metallic Channel Units Types A and B, dated
            February 1,1993, between American Telephone and Telegraph Company
            (AT&T) (licensor) and the Company (licensee) incorporated herein by reference to Exhibit 10.3 to the Quarterly Report of the Company on
            Form 10-Q (File No. 000-27312), filed with the SEC on November 10,
            1997.


10.16       Form of Non-employee Director Stock Option Agreement with respect                           *
            to the Company's 1995 Long-Term Incentive Compensation Plan,
            incorporated herein by reference to Exhibit 10.25 to the 1997 Form
            10-K.

10.17       Amendment to Employment Agreement, dated as of December 30, 1998,                           *
            between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.28 to the 1998 Form 10-K.

10.18       Amendment to Employment Agreement, dated as of January 18, 2000,                            *
            between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company on
            Form 10-K (File No, 000-27312), filed with the SEC on March 27, 2000
            (the "1999 Form 10-K").

10.19       Change in Control Agreement, entered into February 9, 2000 between                          *
            the Company and Sara M. Antol, together with a schedule listing substantially identical agreements with Robert Cornelia, Ruth Dilts,
            Bradley Dinger, Rocco Flamino, Mark Frey, Samuel Knoch, James Price,
            and Matthew Rosgone, incorporated herein by reference to Exhibit
            10.26 to the 1999 Form 10-K.

10.20       Change in Control Agreement, entered into August 10, 2000 between                           *
            the Company and Stephen M. Garda, incorporated herein by reference to Exhibit 10.30 to the Quarterly Report of the Company on Form 10-Q
            (File No. 000-27312), filed with the SEC on November 13, 2000.

10.21       Amendment to Employment Agreement, dated as of January 3, 2001,                             *
            between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.23 to the Annual Report of the Company on
            Form 10-K (File No. 000-27312), filed with the SEC on March 23, 2001
            (the " 2000 Form 10-K").

10.22       Change in Control Agreement, entered into January 19, 2001 between                          *
            the Company and Joseph G. O'Brien, together with a schedule listing substantially identical agreements with Lawrence J. Fey, William J.
            Gumbert, Gary L. Gump, Michael D. McSparrin, Timothy D. O'Brien,
            Mark B. Peterson, Roger A. Smith and Jeffrey J. Tatusko,
            incorporated herein by reference to Exhibit 10.24 to the 2000 Form
            10-K.

10.23       1998 Employee Incentive Compensation Plan, amended and restated as                          *
            of January 24, 2002, incorporated herein by reference to Exhibit
            10.25 to the Annual Report of the Company on Form 10-K (File No.
            000-27312), filed with the SEC on March 22, 2002 (the "2001 Form
            10-K").

10.24       Asset Purchase Agreement by and between Lucent Technologies, Inc.                           *
            and Tollgrade Communications, Inc. dated September 28, 2001, incorporated herein by reference to Exhibit 2.1 to the Current
            Report of the Company on Form 8-K (File No. 000-27312), filed with the SEC on October 15, 2001.

10.25       Amendment to Employment Agreement, dated as of January 10, 2002,                            *
            between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.27 to the 2001 Form 10-K.

10.26 Change in Control Agreement, entered into October 30, 2001 between the Company and Richard Skaare, together with a schedule listing substantially identical agreements with Wylie Etscheid, Carol M.
            Franklin and Gregory Quiggle, incorporated herein by reference to
            Exhibit 10.28 to the 2001 Form 10-K.

10.27 Change in Control Agreement, entered into January 2, 2002 between the Company and Charles L. Geier, Jr., incorporated herein by reference to Exhibit 10.29 to the 2001 Form 10-K.

10.28 Change in Control Agreement, entered into January 2, 2002 between the Company and James D. Coleman, incorporated herein by reference to Exhibit 10.30 to the 2001 Form 10-K.

10.29 Change in Control Agreement, entered into December 20, 2002 between the Company and Eric Sucharski, filed herewith.

10.30 Amendment to Employment Agreement, dated as of December 20, 2002, between the Company and Christian L. Allison, filed herewith.

10.31 Purchase and Sale Agreement, entered into February 13, 2003, between the Company and Acterna, LLC, incorporated herein by reference to
            Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312), filed with the SEC on February 27, 2003.

10.32 Lease, dated February 18, 2003, between Lakewood Ranch Properties, L.L.C. and the Company, filed herewith.

10.33 Lease and Lease Agreement, dated as of October 24, 2001, between Route 206 Associates and Tollgrade Acquisition Company (as successor by merger to Tollgrade Acquisition Company), filed herewith.

10.34 Lease Agreement, dated as of August 5, 1993, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.35 First Amendment of Lease Agreement, dated as of March 15, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.36 Second Amendment of Lease Agreement, dated as of July 1, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.37 Third Amendment of Lease Agreement, dated as of September 15, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.38 Fourth Amendment of Lease Agreement, dated as of September 15, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.39 Fifth Amendment of Lease Agreement, dated as of March 6, 1995, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.40 Sixth Amendment to Lease, dated as of September 18, 1995, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.41 Seventh Amendment to Lease, dated as of July 9, 1996, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.42 Eighth Amendment to Lease, dated as of May 13, 1997, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.43 Ninth Amendment to Lease, dated as of December 8, 1998, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.44 Tenth Amendment to Lease, dated as of March 15, 2000, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, filed herewith.

10.45 Eleventh Amendment to Lease, dated as of July 19, 2000, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company (exhibits omitted), filed herewith.

13.1        Company's 2002 Annual Report to Shareholders, filed herewith.

21.1        List of subsidiaries of the Company, filed herewith.

23.1        Consent of PricewaterhouseCoopers LLP, filed herewith.

99.1        Certification of Chief Executive Officer, filed herewith.

99.2        Certification of Chief Financial Officer, filed herewith.


* Incorporated by reference.