Form 10-Q
period 2003-03-29
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2003-05-13
CIK 1002531

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         -------------------------------
                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the quarterly period ended March 29, 2003

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

                             Yes  X   No
                                 ---     ---

         Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

                             Yes  X   No
                                 ---     ---


         As of April 30, 2003, there were 13,554,736 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.


  This report consists of a total of 38 pages. The exhibit index is on page 35.

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 29, 2003

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
------------------------------                                                                    --------
ITEM 1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF  MARCH 29, 2003
              AND DECEMBER 31, 2002 ..............................................................       3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH PERIODS
               ENDED MARCH 29, 2003 AND MARCH 30, 2002............................................       4

              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
              FOR THE THREE-MONTH PERIOD ENDED MARCH 29, 2003.....................................       5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              THREE-MONTH PERIODS ENDED MARCH 29, 2003 AND MARCH 30, 2002.........................       6

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................................       7

              REPORT OF INDEPENDENT ACCOUNTANTS...................................................      15

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION.................................................................      16

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................      30

ITEM 4        CONTROLS AND PROCEDURES.............................................................      30


PART II.  OTHER INFORMATION
----------------------------

ITEM 6        EXHIBITS AND REPORTS FILED ON FORM 8-K..............................................      31

SIGNATURES........................................................................................      32
CERTIFICATIONS  ..................................................................................      33
EXHIBIT INDEX.....................................................................................      35

PART I. FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 29, 2003        DECEMBER 31, 2002 *
                                                                    ---------------        -------------------
ASSETS                                                                 (UNAUDITED)
CURRENT ASSETS:
         Cash and cash equivalents                                    $ 26,036,242            $ 33,799,284
         Short-term investments                                         17,583,431              19,328,883
         Accounts receivable:
                  Trade                                                  6,873,110               7,946,276
                  Other                                                    190,257                 152,290
         Inventories                                                    14,840,783              14,092,596
         Prepaid expenses and other current assets                       1,355,267               1,529,968
         Refundable income taxes                                           637,156                 637,156
         Deferred tax assets                                             1,575,955               1,404,122
----------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                  69,092,201              78,890,575

Property and equipment, net                                              8,113,611               7,438,870
Deferred tax assets                                                      3,348,890               2,769,573
Intangibles                                                             44,500,000              38,500,000
Goodwill                                                                20,343,769              16,161,763
Capitalized software costs, net                                          9,057,146               5,539,002
Other assets                                                               292,780                 242,115
==========================================================================================================
                  TOTAL ASSETS                                       $ 154,748,397           $ 149,541,898
==========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                            $   1,667,488           $     499,642
         Accrued warranty                                                3,046,393               1,980,520
         Accrued expenses                                                1,375,471                 748,576
         Accrued salaries and wages                                        908,452                 543,339
         Accrued royalties payable                                         303,867                 322,380
         Income taxes payable                                            1,553,349               1,141,293
         Deferred income                                                 1,241,356                 465,887
----------------------------------------------------------------------------------------------------------
                      TOTAL CURRENT LIABILITIES                         10,096,376               5,701,637

Deferred tax liabilities                                                 1,869,637               1,484,247
----------------------------------------------------------------------------------------------------------
                 TOTAL  LIABILITIES                                     11,966,013               7,185,884
Commitments and contingent liabilities                                        --                      --
Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
         50,000,000; issued shares, 13,552,736                           2,710,547               2,710,547
         Additional paid-in capital                                     70,489,025              70,489,025
         Treasury stock, at cost, 461,800 shares                        (4,790,783)             (4,790,783)
         Retained earnings                                              74,373,595              73,947,225
----------------------------------------------------------------------------------------------------------
                 TOTAL  SHAREHOLDERS' EQUITY                           142,782,384             142,356,014
==========================================================================================================
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 154,748,397           $ 149,541,898
==========================================================================================================


* Amounts derived from audited financial statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                      MARCH 29, 2003       MARCH 30, 2002
                                                                                      --------------       --------------
REVENUES:
     Products                                                                           $11,571,101          $14,929,379
     Services                                                                             2,972,322            2,592,895
------------------------------------------------------------------------------------------------------------------------
                                                                                         14,543,423           17,522,274
COST OF SALES:
     Products                                                                             5,292,128            6,062,344
     Services                                                                               789,570              954,874
     Amortization                                                                           892,578              365,040
------------------------------------------------------------------------------------------------------------------------
                                                                                          6,974,276            7,382,258

------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                              7,569,147           10,140,016
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
      Selling and marketing                                                               1,970,654            2,417,309
      General and administrative                                                          1,737,003            1,526,251
      Research and development                                                            3,321,218            3,994,641
------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                                                        7,028,875            7,938,201
------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                      540,272            2,201,815
      Interest and other income, net                                                        147,422              237,999
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                                  687,694            2,439,814
      Provision for income taxes                                                            261,324              927,000
========================================================================================================================
NET INCOME                                                                              $   426,370          $ 1,512,814
========================================================================================================================

EARNINGS PER SHARE INFORMATION:
Weighted average shares of common stock and equivalents:
     Basic                                                                               13,090,936           13,099,210
     Diluted                                                                             13,211,883           13,421,307
------------------------------------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:

      Basic                                                                             $      0.03          $      0.12
      Diluted                                                                           $      0.03          $      0.11
========================================================================================================================

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 29, 2003

                                   (Unaudited)

                                                                      ADDITIONAL
                         PREFERRED             COMMON STOCK            PAID-IN        TREASURY         RETAINED
                     SHARES    AMOUNT     SHARES         AMOUNT        CAPITAL          STOCK          EARNINGS          TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2002     ----   $ ----   13,552,736   $  2,710,547   $  70,489,025   $  (4,790,783)   $  73,947,225   $  142,356,014

Net Income            ----     ----      ----           ----            ----            ----             426,370          426,370
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
   March 29, 2003     ----   $ ----   13,552,736   $  2,710,547   $  70,489,025   $  (4,790,783)   $  74,373,595   $ 142,782,384
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

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Three  Months Ended
                                                                                          March 29, 2003         March 30, 2002
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $    426,370           $  1,512,814
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                        1,441,233                933,921
         Tax benefit from exercise of stock options                                             ---                    176,579
         Refund and utilization of income taxes paid                                            ---                    900,000
         Deferred income taxes                                                                 (124,935)               463,560
         Provision for losses on inventory                                                       11,208                563,000
         Provision for allowance for doubtful accounts                                          200,000                  ---
Changes in assets and liabilities:
         Decrease (increase) in accounts receivable-trade                                       873,166             (4,186,484)
         Increase in accounts receivable-other                                                  (37,967)              (152,353)
         Decrease in inventory                                                                  521,445                269,065
         Decrease (increase) in prepaid expenses and other assets                               249,211                (57,540)
         Increase (decrease) in accounts payable                                              1,167,846               (156,350)
         Increase in accrued warranty                                                           448,373                250,000
         Increase in accrued expenses and deferred income                                       387,598              1,364,535
         Increase in accrued salaries and wages                                                 365,113                505,194
         Decrease in accrued royalties payable                                                  (18,513)               (18,728)
         Increase in income taxes payable                                                       412,056                189,377
-------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                                   6,322,204              2,556,590
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of Cheetah                                                                (15,108,510)                 ---
         Redemption/maturity of investments                                                   2,620,452              2,317,930
         Purchase of investments                                                               (875,000)              (360,783)
         Capital expenditures                                                                  (722,188)              (979,352)
         Investments in other assets                                                            ---                    (32,922)
-------------------------------------------------------------------------------------------------------------------------------
                  Net cash (used in) provided by investing activities                       (14,085,246)               944,873
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Purchase of treasury stock                                                             ---                 (1,625,808)
         Proceeds from exercise of stock options                                                ---                    244,469
-------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in financing activities                                         ---                 (1,381,339)
-------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                         (7,763,042)             2,120,124
Cash and cash equivalents at beginning of period                                             33,799,284             32,105,845
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $ 26,036,242           $ 34,225,969
==============================================================================================================================

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month period ended March 29, 2003 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. ACQUISITION AND INTANGIBLE ASSETS

On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah(TM) Status and Performance Monitoring Product Line Business ("Cheetah") from Acterna, LLC for approximately $14,300,000 in cash. The Company also incurred acquisition-related costs of approximately $809,000 for a total estimated cost of approximately $15,109,000. In addition, as part of the acquisition, contingent purchase consideration of up to $2,400,000 in the form of an earn-out, may be payable based on certain 2003 performance targets for the acquired business. The acquired assets consist principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally relate to deferred software maintenance, warranty and other obligations. The $14,300,000 due at closing and related acquisition expenses were paid from available cash and short-term investments. The Company believes that the acquired business complements its current cable operations and positions the Company as a leading supplier of testing equipment and software for the cable industry. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired business from February 14, 2003 forward are included in the consolidated financial statements of the Company.

The Company has made a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed. The allocation is subject to change based upon continuing review and determinations. Further, the purchase price may change due to the earn-out and other provisions in the purchase agreement, which would require further adjustment to the allocation of purchase price. Such adjustments may be material.

The following summarizes the estimated, current evaluation of the fair values at the date of acquisition:

         Inventories                                                                              $   1,131,000
         Property and Equipment, net                                                                    537,000
         Deferred Tax Assets                                                                            241,000
         Intangible Assets:
             Customer Base                                                      $    5,000,000
             Cheetah Trademark                                                       1,000,000
             Base Software                                                           2,900,000
             Proprietary Technology                                                  1,000,000
             Sales Order Backlog                                                       600,000       10,500,000
                                                                                --------------
         Goodwill                                                                                     4,182,000
         ------------------------------------------------------------------------------------------------------
         Total Assets Acquired                                                                    $  16,590,000
         ------------------------------------------------------------------------------------------------------
         Deferred Income                                                                               (621,000)
         Other Liabilities                                                                             (860,000)
         ------------------------------------------------------------------------------------------------------
         Total Liabilities Assumed                                                                $  (1,481,000)
         ------------------------------------------------------------------------------------------------------
         NET ASSETS ACQUIRED                                                                      $  15,109,000
         ======================================================================================================

         An independent valuation consultant assisted management in its initial determination of fair value assigned to certain intangible assets other than goodwill. Discounted future cash flow models were utilized where appropriate.

         The Cheetah product line has maintained a significant market share in cable status and performance monitoring equipment for more than 25 years and has a large installed customer base, including many of the largest multiple system cable operators. The Company expects that, on average, approximately 85% of future revenues attributable to Cheetah products will be derived from this customer base and, based on prior experience, does not anticipate turnover or loss of these customers. Therefore, the Company has concluded that the customer base and Cheetah trademark intangible assets have an indefinitely long life. Consequently, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the values assigned to customer base and the Cheetah trademark, as well as to related goodwill, are not being amortized for financial reporting purposes.

         The Company believes that the base software will be used in future releases of NetMentor(TM) and other software products with little change into the foreseeable future. Similarly, the proprietary technology embedded in transponder hardware is expected to have a relatively long useful life. Therefore, the Company has determined that the base software and proprietary software have a remaining useful life of ten years and will be amortized for financial reporting purposes over that period.

         The Company obtained a backlog of customer purchase orders totaling approximately $2,383,000 in connection with the Cheetah acquisition. Using a discounted cash flow analysis, the Company determined an acquired value of $600,000 for this backlog. This asset is being amortized as the related orders are being realized as sales revenue. Amortization of approximately $475,000 was recognized in cost of sales in the first quarter of 2003 and it is expected that the balance of $125,000, which is included in prepaid expenses and other current assets, will be amortized in the second quarter of 2003.

         For tax purposes, the Company is amortizing all intangible assets over 15 years.

         SFAS No. 142 provides that entities evaluate the remaining useful lives of intangible assets determined to have indefinite useful lives periodically to determine whether events and circumstances continue to support an indefinite useful life and that such assets be tested at least annually for impairment of value. The

Company's policy is to test all intangible assets for impairment in value as of December 31 of each year or more frequently if events or changes in circumstances indicate that assets might be impaired.

         The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired Cheetah product line as if the combination occurred on January 1, 2002.


                                                         (In Thousands, Except Per Share Data )
                                                           Proforma  - Three Months Ended
                                                       March 29, 2003              March 30, 2002
                                                       --------------              --------------
Revenues                                                  $ 15,906                    $ 22,918
----------------------------------------------------------------------------------------------
Income from operations                                       1,168                       5,474
----------------------------------------------------------------------------------------------
Net income                                                     801                       1,589
----------------------------------------------------------------------------------------------
Diluted earnings per share                                $   0.06                    $   0.12
----------------------------------------------------------------------------------------------


The proforma results of operations for the quarter ended March 29, 2003 include revenues of Acterna for the Cheetah product line through February 13, 2003, the date of acquisition. Cost of sales and operating expenses for both quarterly periods were based on information of Cheetah made available to the Company with proforma adjustments made to adjust gross margins to 50% of revenues based upon experience to date and to adjust operating expenses to reflect the Company's financial plan for Cheetah for 2003. These adjustments were made to reflect significant changes to operations made by the Company since acquisition. Both periods also reflect proforma adjustments to include amortization of base software and proprietary technology over a ten-year period, an amount of $97,500 per quarter. A proforma adjustment for the quarter ended March 30, 2002 results in a $600,000 charge for total amortization of the purchased sales order backlog while an adjustment in the quarter ended March 29, 2003 reverses the actual amortization of the backlog in that period for $475,000. Also, the first quarter of 2002 includes an estimated charge for warranty expense of $348,000 to adjust the warranty accrual to a balance more in line with the Company's normalized cable product warranty experience. Proforma adjustments were made to take into account the cost of money in connection with the acquisition costs in both periods. This was projected by reducing interest income at historical earning rates for working capital deemed to have been used to pay for the acquisition and related costs. Adjustments were also made to reflect the tax consequences of the foregoing proforma adjustments.
This proforma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have incurred had the Cheetah product line acquisition been consummated on January 1, 2002. In addition, these results are not intended to be a projection of future results.

The following information is provided regarding the Company's intangible assets:


                                                          As of March 29, 2003                    As of December 31, 2002
                                                          --------------------                    -----------------------
                                                   Gross                                        Gross
                                                 Carrying               Accumulated           Carrying           Accumulated
                                                   Amount              Amortization             Amount          Amortization
                                                 --------              ------------           --------          ------------
          Amortized intangible assets:
             Current:
                Sales Order Backlog             $   600,000            $   474,825           $   ----             $  ----
             Long Term:
                Developed product software        7,403,997              2,198,101             7,368,100           1,829,098
                Base   Software - Cheetah         2,900,000                 36,250               ----                ----
                Proprietary Technology            1,000,000                 12,500               ----                ----
                                                -----------            -----------           -----------          ----------
                                                $11,903,997            $ 2,721,676           $ 7,368,100          $1,829,098
                                                ===========            ===========           ===========          ==========

         Unamortized intangible assets:
           LoopCare trade name                  $ 1,300,000            $   ----              $ 1,300,000          $  ----
           Base software - LoopCare               5,200,000                ----                5,200,000             ----
           Post warranty maintenance
              service agreements                 32,000,000                ----               32,000,000             ----
           Customer Base - Cheetah                5,000,000                ----                  ----                ----
           Cheetah Trademark                      1,000,000                ----                  ----                ----
                                                -----------            -----------           -----------          ----------
                                                $44,500,000            $   ----              $38,500,000          $  ----
                                                ===========            ===========           ===========          ==========



         Estimated amortization expense:
           For year ended December 31, 2003       $ 2,420,853
           For year ended December 31, 2004         1,870,799
           For year ended December 31, 2005         1,870,799
           For year ended December 31, 2006         1,505,799
           For year ended December 31, 2007           406,702

         Actual amortization expense:
           For the three-month period ended March 30, 2002     $   369,040
           For the three-month period ended March 29, 2003         892,578

         Actual net income:
           For the three-month period ended March 30, 2002     $ 1,512,814
           For the three-month period ended March 29, 2003         426,370



3.       INVENTORIES

At March 29, 2003 and December 31, 2002, inventories consisted of the following:


                                                                     (Unaudited)
                                                                      March 29,             December 31,
                                                                         2003                   2002
                                                                     ------------           ------------

Raw materials .............................................          $  9,565,387           $  9,726,789
Work in process ...........................................             5,364,983              4,518,164
Finished goods ............................................             2,264,454              2,190,476
                                                                     $ 17,194,824           $ 16,435,429
Allowance for slow moving and
   obsolete inventory .....................................            (2,354,041)            (2,342,833)
                                                                     ------------           ------------
                                                                     $ 14,840,783           $ 14,092,596
                                                                     ============           ============

          Raw materials as of March 29, 2003 includes inventory of $791,871 recorded at fair value that was acquired in February 2003 in connection with the Cheetah acquisition. The Company has engaged a turn-key contractor to fully manufacture the Cheetah products. This contractor has experience with most of Cheetah's products and had manufactured the products prior to the 2000 acquisition of the business by Acterna. The contractor intends to purchase the acquired inventory on an as-needed basis and thereafter will obtain materials from other sources of supply, eliminating the need for the Company to carry inventory for the Cheetah operations.

4.       SHORT-TERM INVESTMENTS

Short-term investments at March 29, 2003 and December 31, 2002 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.

The Company classifies its investment in all debt securities as "held to maturity," as the Company has the positive intent and ability to hold the securities to maturity.

The estimated fair values of the Company's financial instruments are as follows:

                                                            (Unaudited)
                                                              March 29,                                 December 31,
                                                                 2003                                       2002
                                                    --------------------------------          --------------------------------
                                                     Carrying               Fair               Carrying                Fair
                                                     Amount                Value                Amount                Value
                                                    -----------          -----------          -----------          -----------
Financial assets:
Cash and cash equivalents ..................        $26,036,242          $26,036,242          $33,799,284          $33,799,284
Short-term investments .....................         17,583,431           17,504,461           19,328,883           19,257,039
                                                    -----------          -----------          -----------          -----------
                                                    $43,619,673          $43,540,703          $53,128,167          $53,056,323
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

The calculation of net income per common and common equivalent shares follows (unaudited):

                                                                   Three Months       Three Months
                                                                      Ended               Ended
                                                                  March 29, 2003      March 30, 2002
-----------------------------------------------------------------------------------------------------
   Net income                                                       $  426,370          $1,512,814
==================================================================================================

   Common and common equivalent shares:
Weighted average number of
common shares outstanding
during the period ........................................          13,090,936          13,099,210

Common shares issuable upon exercise
of outstanding stock options:
   Diluted ...............................................             120,947             322,097

Common and common equivalent shares
outstanding during the period:
--------------------------------------------------------------------------------------------------
   Diluted ...............................................          13,211,883          13,421,307
==================================================================================================
Earnings per share data

Net income per common and common
equivalent shares:


   Basic .................................................          $      .03          $      .12
   Diluted ...............................................          $      .03          $      .11

6.            ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under these provisions, stock- based employee compensation cost is not reflected in net income for any year, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost for these stock options based on the fair value method set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have reflected the pro forma amounts indicated below:



                                                                   Quarter ended
                                                        March 29, 2003        March 30, 2002
                                                        --------------        --------------
Net income, as reported                                 $     426,370         $   1,512,814

Deduct: Total stock-based compensation expense
based on the fair value method for all awards,
net of related tax                                            558,309             1,501,042
                                                        -------------         -------------
effects
Pro forma net income                                    $    (131,939)        $      11,772
                                                        =============         =============

Earnings per share:
  Basic - as reported                                   $        0.03         $        0.12
  Basic - pro forma                                     $       (0.01)        $        0.00

 Diluted - as reported                                  $        0.03         $        0.11
 Diluted - pro forma                                    $       (0.01)        $        0.00


7.            ACCOUNTING PRONOUNCEMENTS

 On August 15, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations." On October 4, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted these statements on January 1, 2003 and such adoption did not have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated With Exit Or Disposal." SFAS No. 146 nullifies Emerging Tax Issues Task Forces
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The new Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This statement did not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies footnote in the financial statements of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has elected to continue to follow the disclosure-only provisions of SFAS No. 123 and adopted the disclosure provisions of SFAS No. 148.

On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for the Company after January 31, 2003 and did not have a material impact on the Company's results of operations or financial condition.

8.   PRODUCT  WARRANTY

The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period. Activity in the warranty accrual is as follows:


                                                                                    Quarter Ended
                                                                           March 29, 2003       March 30, 2002
--------------------------------------------------------------------------------------------------------------
Balance at the beginning of the period                                       $ 1,981,000          $ 2,049,000
Accruals for warranties issued during the period                                 456,000              150,000
Accruals related to pre-existing warranties                                       13,000               95,000
Cheetah opening accrual                                                          617,000                ----
Settlements during the period                                                    (21,000)             (13,000)
-------------------------------------------------------------------------------------------------------------
Balance at the end of the period                                             $ 3,046,000          $ 2,281,000
=============================================================================================================

The Company has reflected a $617,000 entry on the Cheetah opening balance sheet to provide an estimated accrual for pre-acquisition warranty costs for the Cheetah products. The Company utilized the historical warranty experience of LIGHTHOUSE(R) products to estimate applicable Cheetah warranty expense.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tollgrade Communications, Inc. and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and its subsidiaries as of March 29, 2003, and the related condensed consolidated statements of operations for each of the three-month periods ended March 29, 2003 and March 30, 2002 and the condensed consolidated statement of cash flows for the three-month periods ended March 29, 2003 and March 30, 2002 and the statement of changes in shareholders' equity for the three-month period ended March 29, 2003. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 22, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
April 15, 2003

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those contained in Item 2. Management's Discussion and Analysis of Results of Operations, which are not historical facts are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as "will, believes, intends, expects, plans, may" or the negatives thereof, other variations thereon or comparable terminology, relate to, among other things, projected cash flows which are used in the valuation of intangible assets, the anticipated results of negotiations for new maintenance service agreements, as well as purchase orders and other customer purchase agreements, the ability to utilize current deferred and refundable tax assets, opportunities which the Services group offers to customers, the potential loss of certain customers, the timing of orders from customers, the effect of consolidations in the markets to which Tollgrade Communications, Inc. (the "Company") sells, the effects of the economic slowdown in the telecommunications and cable industries, the possibility of future provisions for slow moving inventory, and the effect on earnings and cash flows of changes in interest rates. The Company does not undertake any obligation to publicly update any forward-looking statements.

These forward-looking statements and other forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-Q, are based on assumptions that involve risks and uncertainties and are subject to change based on the considerations described below. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements. Therefore, the Company wishes to caution each reader of this Report on Form 10-Q to consider the following factors and certain other factors discussed herein and in other past reports including, but not limited to, prior year Annual Reports and Form 10-K and Form 10-Q reports filed with the Securities and Exchange Commission ("SEC"). The factors discussed herein may not be exhaustive. Therefore, the factors discussed herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.

General economic conditions and the economic conditions of the telecommunications and cable industries, including the effect of subscriber line loss and competition for the Company's RBOC customers from wireless, cable providers and other carriers entering the local telephone service market can, and has affected the capital budgets of the Company's customers. If such conditions result in a further reduction of such budgets, the Company's revenues could be adversely affected.

If the Company's customers find themselves unable to meet their established purchase forecasts and their own growth projections, such customers may curtail their purchase of the Company's products, which would adversely affect the Company's revenues.

If the Company would be unable to establish customer or sales distribution or original equipment manufacturer ("OEM") relationships relating to the Cheetah cable status and performance monitoring product line, it could affect the rate of incoming orders, which would adversely affect the Company's sales and revenues.

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

Seasonal fluctuations in customer demand for the Company's products can create corresponding fluctuations in period-to-period revenues, and any increases in the rate of order cancellation by customers could adversely affect future revenues.

The carrying value of certain intangible assets, including goodwill, acquired by the Company from Lucent Technologies, Inc. ("Lucent") and Acterna, LLC could be impaired if changing market conditions indicate that lower than anticipated cash flows will be produced by such intangible assets.

If the Company were to encounter a shortage of key manufacturing components from limited sources of supply, or to experience manufacturing delays caused by reduced manufacturing capacity or integration issues related to the acquisition of the Cheetah product line, the loss of key assembly subcontractors or other factors, the Company's ability to produce and ship its manufactured products could be adversely affected, with an adverse effect upon revenues.

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

The Company has recently completed certain acquisitions and expects to pursue additional acquisitions and new business opportunities in the future as part of its business strategy. If the Company fails to integrate successfully the operations and products of acquired businesses, or if such acquisitions subject the Company to unexpected liabilities and claims, the Company's future results could be adversely affected.

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

Overview

The Company was organized in 1986, began operations in 1988 and completed its initial public offering in 1995. The Company designs, engineers, markets and supports test system, test access and status and performance monitoring products for the telecommunications and cable television industries. Effective September 30, 2001, the Company purchased certain assets of the LoopCare(TM) product business from Lucent. The acquired assets consisted principally of LoopCare software base code and developed enhancements, as well as the rights to existing maintenance contracts for the LoopCare software, while the assumed liabilities principally relate to deferred software maintenance and warranty obligations under contract. Revenues from the sales of LoopCare software base code or developed enhancements are either reported separately or as part of the Company's revenues attributable to test system products to which they synergistically relate, while the revenues from maintenance contracts are reflected as part of the Company's Services revenues. On February 13, 2003, the Company closed on a Purchase and Sale Agreement with Acterna, LLC to acquire certain assets and assume certain liabilities related to the Cheetah(TM) Status and Performance Monitoring Product Line. Acquired assets consist principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the liabilities assumed principally relate to deferred software maintenance, warranty and other obligations. The Company has determined that its business has one reportable segment in the test assurance industry. All product sales are considered components of the business of testing infrastructure and networks for the telecommunications and cable television industries. Although the Company does internally develop sales results associated with the various product categories, this information is not considered sufficient for segment reporting purposes nor does the chief operating decision maker make critical decisions or allocate assets based solely on this information. The Company's products and services have similar economic characteristics, the same or similar production processes and are sold to similar types or classes of customers in, or entering into, the telecommunications and cable businesses through similar distribution means. The LoopCare software product line was acquired by the Company to broaden its DigiTest(R) test platform into a system level offering and as a competitive defense to protect the Company's MCU(R) and DigiTest products' market share. The Cheetah products were acquired to establish the Company as the market leader within the global cable broadband marketplace. Cheetah and LIGHTHOUSE(R) combined provide a complete line of solutions for customer's network monitoring needs.

The Company's proprietary telecommunications test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" ("POTS") lines containing both copper and fiber optics. The Company's MCU product line, which includes POTS line testing as well as alarm-related products, represented approximately 31% of the Company's revenue for the first quarter ended March 29, 2003. The Company's MCU product line is expected to continue to account for a substantial portion of the Company's revenues.

The Company's DigiTest centralized network test system platform, which includes certain LoopCare software base code and developed enhancements, focuses on helping local exchange carriers conduct the full range of fault diagnosis, along with the ability to qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and Integrated Services Digital Network ("ISDN") service. The Company also sells LoopCare base code software primarily to CLEC's to be used with test heads other than the Company's DigiTest products. The Company's DigiTest system is designed to provide the complete solution for testing POTS and performing local loop prequalification for DSL services. The system currently consists of the comprehensive LoopCare diagnostic software, as well as integrated pieces of hardware, including the Digital Measurement Node ("DMN"), the Digital Measurement Unit ("DMU"), the Digital Wideband Unit ("DWU") and the newly released Digital Wideband Node ("DWN"), which is currently being brought to market. Revenues from DigiTest system products for the first quarter of 2003 do not include DWN. When used in an integrated fashion, the DigiTest system permits local exchange carriers to perform a complete array of central office testing including POTS, DSL line prequalification, bridged tap detection, data rate prediction, and in-service wideband testing. Sales of the DigiTest product line accounted for approximately 13% of the Company's revenue for the first quarter of 2003.

The Company's LoopCare software products consist primarily of engineered enhancements to the LoopCare base code software, which result in increased connectivity and versatility of LoopCare within the customers' existing quality assurance systems. Sales of LoopCare software products separate and unrelated to DigiTest system products accounted for approximately 13% of total first quarter 2003 revenue.

The Company's cable products, which comprised approximately 24% of first quarter 2003 revenue, now include the LIGHTHOUSE(R) cable products as well as those of the Cheetah brand group of products acquired on February 13, 2003. LIGHTHOUSE products accounted for approximately 8% of the Company's first quarter 2003 revenue, while the new Cheetah products contributed approximately 16% of first quarter 2003 revenue during the approximate six weeks it was owned and operated by Tollgrade. The combined product lines, which will be more fully integrated in the coming months, offer a complete cable status and performance monitoring system that provides a broad testing solution for the broadband Hybrid Fiber Coax distribution system. The offerings include the LIGHTHOUSE and NetMentor(TM) software systems and maintenance, head-end controllers, return path switch hardware, transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes.

The cornerstones of the Company's Services offerings are the Testability Improvement Initiatives. These Services may offer the customer the opportunity to make improvements in testability levels, while training their own staffs in targeted geographic regions over a defined period of time. In this way, the customers' internal repair technicians can make use of automated systems to diagnose and repair subscriber loop problems, thereby automatically eliminating the need for the involvement of several highly trained people. The Services business was considerably expanded upon the acquisition of software maintenance contracts related to the LoopCare software product line and will be augmented by software maintenance and service activities from Cheetah operations. Including the software maintenance revenues, Services revenue accounted for approximately 20% of the Company's revenue for the first quarter ended March 29, 2003.

The Company's primary customers for its telecommunication products and services are the four Regional Bell Operating Companies ("RBOC") as well as major independent telephone companies and certain digital loop carrier ("DLC") equipment manufacturers. For the first quarter ended March 29, 2003, approximately 61% of the Company's total revenue was generated from sales to these four RBOC customers. During the first quarter of 2003, sales to three RBOC customers (Verizon, Bell South and SBC) individually exceeded 10% of consolidated revenues and on a combined basis, comprised approximately 51% (26%, 14% and 11%, respectively) of the Company's net sales. Due to the Company's present dependency on these key customers, the potential loss of one or more of them as a customer or the reduction of orders for the Company's products by them could materially and adversely affect the Company.

The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from, shipments to, and acceptance of software by the RBOC customers and significant independent telephone companies. This timing is particularly sensitive to various business factors within each of the RBOC customers, including their relationships with various organized labor groups and an increasing tendency for the RBOC customers to place large orders for shipment of hardware and software toward the end of a quarter. In addition, the markets for the Company's products, specifically, LoopCare, DigiTest and LIGHTHOUSE and Cheetah, are highly competitive. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.

The Company believes that recent and continuing changes within the telecommunication marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have required it to grant more favorable terms to some of its customers. In addition, certain customers have consolidated product purchases that have translated into large bulk orders. As stated earlier, there is an increasing trend, in part in response to some of these discounting programs, for these customers to place large bulk orders toward the end of a quarter for shipment of large quantities of hardware and software in the last month of the quarter. Although the Company will continue to strive to meet the demands of its customers, which include delivery of quality products at an acceptable price and on acceptable terms, there can be no assurance that the Company will be successful in negotiating acceptable terms and conditions in customer purchase orders or customer purchase agreements. Additionally, continuing consolidation efforts among the RBOC customers, providing the RBOC customers the ability to consolidate their inventory and product procurement systems, could cause fluctuations or delays in the Company's order patterns. Consolidation in the cable industry, as well as the adoption of industry standards to allow transponders to function among various status monitoring systems, could and has caused pricing pressure as competitors have begun lowering product pricing, which may adversely affect revenues from sales of the Company's cable products. In addition, markets for the Company's cable products have been and may continue to be highly competitive and difficult for the foreseeable future. The Company cannot predict such future events or business conditions and the Company's results could be adversely affected by these industry trends in the primary markets its serves.

International sales were approximately 5% of total revenues in the first quarter ended March 29, 2003. The Company believes that certain international markets may offer further opportunities. The addition of the LoopCare software product line, including the Lucent OEM resale arrangement for the LoopCare product, has enhanced the Company's ability to penetrate these markets. The Company also enjoys a stream of software maintenance revenue from international sources, primarily from renewal of contracts acquired through the business acquired from Lucent. However, the international telephony markets differ from those found domestically due to the different types and configurations of equipment used by those international communication companies to provide services. In addition, certain competitive elements are found internationally which do not exist in the Company's domestic markets. These factors, when combined, have made entrance into these international markets very difficult. From time to time, the Company has utilized the professional services of various marketing consultants to assist in defining the Company's international market opportunities. With the assistance of these consultants and through direct marketing efforts by the Company, it has been determined that its present MCU technology offers limited opportunities in certain international markets for competitive and other technological reasons. The Company continues to actively pursue opportunities for its other products including its LoopCare software products in international markets. The newly acquired Cheetah cable products have a presence and acceptance in Europe and China and the Company intends to capitalize and expand upon that presence. However, there can be no assurance that continued efforts by the Company will be successful or that the Company will achieve significant international sales. In addition, Lucent, while continuing to market its DSL services, has reduced its research and development efforts in this area, which could have an adverse effect on the Company's deployment of LoopCare internationally through the Lucent OEM channel. Further, the international markets introduce the risk of loss from currency fluctuations. While the Company endeavors to price its products in U. S. dollars, this is not always possible and may be less so in the future. Many international customers are also small and undercapitalized which will present possible exposure to credit losses to a greater degree than has historically been seen from domestic customers.

The Company believes that its future growth will continue to be affected by the economic slowdown in the telecommunications industry as established RBOC and large incumbent local exchange carrier ("ILEC") customers strive to further reduce their capital and operating expense budgets, which will directly impact RBOC and ILEC ordering patterns and quantities. The Company believes that the RBOC and large ILEC customers are being adversely affected by subscriber line losses and the after-effects of overspending in 1999 and 2000, as well as by competition from cable and wireless carriers and other carriers entering the local telephone service market. In addition, certain emerging carriers continue to be hampered by financial instability caused in large part by a lack of access to capital. Due to the effect of these adverse conditions, the Company will continue to evaluate its investments in production, marketing and research and development expenses and monitor, control or decrease expense levels, as appropriate.

The Company also believes that future growth will depend, in part, on its ability to design and engineer new products and, therefore, the Company spends a significant amount on research and development. Research and development expenses as a percentage of revenues were 23% in both the first quarter of 2003 and the first quarter of 2002.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The application of certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company's financial statements have been prepared. The Company deems the following accounting policies to involve critical accounting estimates.

REVENUE RECOGNITION -- The Company markets and sells POTS and broadband test system hardware, and, since the September 30, 2001 acquisition of LoopCare, related software. The Company follows Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" for hardware sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The bulk of the Company's hardware sales are made to RBOCs and other large customers. Terms of these hardware sales are predominantly FOB shipping point. Revenue is recognized for these customers upon shipment against a valid purchase order. The timing of revenue recognition may require the judgment of management. The Company reduces collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers and/or those in weak financial condition. The Company follows the AICPA's Statement of Position "Software Revenue Recognition" SOP 97-2 and related modifications for software perpetual license fee and maintenance revenue. This statement requires that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software leaving no significant obligations on the part of the Company to perform. The Company requires a customer purchase order or other written agreement to document the terms of a software order and written, unqualified acceptance from the customer prior to revenue recognition. In certain limited cases, however, agreements provide for automatic customer acceptance after the passage of time from a pre-determined event and the Company has relied on these provisions for an indication of the timing of revenue recognition. For orders of custom software, or orders that require significant software customization, the Company employs contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost. The Company had one custom contract with a total price of $1,500,000 in process during the first quarter of 2003 that is being accounted for on the percentage of completion method. The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services may be separated into stand-alone fair values if not already documented in the purchase order or agreement and where list prices or other objective evidence of fair value exists to support such allocation, in accordance with the provisions of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Revenue will not be recognized for any single element until all essential elements are delivered and accepted. LoopCare, Cheetah and LIGHTHOUSE software customers generally enter into agreements for software maintenance upon expiration of the stated software warranty period. Maintenance agreements include software upgrades and bug fixes as they become available; however, newly developed features must be purchased separately. Post-warranty maintenance for new features is either included under the current maintenance agreement without additional charge, and is considered in the maintenance agreement fees, or is separately charged upon expiration of the warranty. Depending on the timing of the enhancement purchase and the length of the maintenance agreement, the Company must evaluate whether a portion of the enhancement right to use fee should be treated as post contract support to be deferred and recognized over the remaining life of the maintenance agreement. Software maintenance revenue is recognized on a straight-line basis over the period the respective arrangements are in effect. Revenue recognition, especially for software products, involves critical judgments and decisions that can result in material effects to reported net income.

         INTANGIBLE ASSETS AND GOODWILL -- The Company had net intangible assets of $74,026,090 at March 29, 2003, of which $59,867,659 resulted from the acquisition of the LoopCare product line in September 2001 and $14,158,431 resulted from the acquisition of the Cheetah cable operations on February 13, 2003 (See "Acquisition" following). In connection with the LoopCare assets acquired, intangible assets of $45,800,000 million were identified, of which capitalized software valued at $7,300,000 was determined to have a definite useful life of five years and is being amortized over that period. The remaining identified intangible assets of $38,500,000 have been determined to have an indefinite useful life and, along with goodwill of approximately $16,200,000, are not being amortized.

In connection with the Cheetah assets acquired, intangible assets of $10,500,000 were tentatively identified, of which base software estimated at $2,900,000 and proprietary technology estimated at $1,000,000 were determined to have a definite useful life of ten years and are being amortized over that period. The value of sales order backlog acquired from Acterna was estimated at $600,000 and is being amortized as the related sales are realized. Amortization of this backlog was $475,000 in the first quarter of 2003 and the remaining balance of approximately $125,000 is expected to be amortized in the second quarter of 2003. The remaining identified intangible assets of customer base estimated at $5,000,000 and "Cheetah" trademark estimated at

$1,000,000 have been determined to have an indefinite useful life and, along with goodwill of approximately $4,182,000, are not being amortized. These allocations are preliminary in nature and are subject to change as facts and circumstances become known. Further, the purchase price may change due to the earn-out and other provisions in the purchase agreement, which would require further adjustment to the allocation of purchase price. Such adjustments may be material.

The identification, valuation and estimate of useful lives of separate intangible assets requires significant judgment by management and reliance on projections of future results of operations which may be different than actual future results. Independent valuation consultants assisted the Company in making these judgments in connection with both acquisitions.

As of January 1, 2002, the Company fully adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets," issued in July 2001,which sets forth standards for the recognition and measurement of an impairment loss related to intangible assets and the accounting for goodwill. The Company has determined that it has only one reporting segment and completed a test for goodwill impairment as of June 29, 2002 and December 31, 2002 by comparing the aggregate market value of the Company's stock with the Company's book carrying value, including goodwill. These tests indicated that there was no impairment of the goodwill carrying value. From time to time in 2002, after the initial impairment test of goodwill at June 29, 2002 was completed, the market value of the Company's stock temporarily declined to an amount below the Company's book carrying value. Management believes that these cases are reflective of conditions in the telecommunications and general markets. However, future changes in circumstances, including a sustained decline in the aggregate market value of the Company's stock, could necessitate a reconsideration of whether an impairment of goodwill carrying value has occurred, requiring an alternate testing of the fair value of the Company under guidance of SFAS No. 142. In that event, impairment in value up to the full amount of the goodwill could be determined, resulting in an impairment loss to be recorded in the Company's financial statements.

All other intangible assets related to the LoopCare acquisition were tested for impairment of carrying value as of December 31, 2002 using assumptions and techniques employed in the original valuation and following the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Specifically, the sum of the projected future cash flows to be derived from the developed product software was compared with the net book carrying value. The impairment test for non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The value of the LoopCare trade name was measured using the relief-from-royalty method and discounted cash flow analyses were employed to test the value of the base software and post warranty maintenance service agreements. These tests indicated that none of the intangible assets had impairment in carrying value. The Company plans to retest these assets as well as intangible assets resulting from the Cheetah acquisition annually as of December 31 or more frequently if events or changes in circumstances indicate that asset values might be impaired. The testing relative to impairments involves critical accounting estimates. The Company relies upon its financial plan and best estimates of revenues and cash flows for later years in measuring current values; however, these expectations may not be realized and future events and market conditions might indicate material impairment of value at some point that could result in material charges to net income. Such a future situation would not, however, in and of itself affect the cash flow or liquidity of the Company.

The identified intangible assets include LoopCare RBOC service maintenance agreements valued at $32,000,000. It is believed that these annual agreements will be renewed into perpetuity due to their critical importance in the operations of the customers. The Company has entered into new contracts for 2003 with three RBOC customers and is in negotiations with the remaining RBOC customer whose agreement is under extension. One of these maintenance agreements, although earlier terminable by the customer, enjoys a three year term. The Company intends to maintain fixed fee arrangements for all contracts. Therefore, the Company believes that the non-amortizing characteristics of these intangible assets will be preserved. However, if a new maintenance agreement with the remaining RBOC customer cannot ultimately be reached, or if an agreement is reached with that customer which results in substantially less revenue to the Company than the current fixed fee agreement, the current fair value of the maintenance service agreements may be determined to be less than the $32,000,000 carrying value, perhaps materially so, resulting in a non-cash charge against operating income in 2003 or beyond and/or commencement of amortization of the remaining fair value over its determined useful life. A similar analysis of the fair value of the maintenance service agreements would be required if any of the Company's RBOC customers reduce or terminate their maintenance service agreements for any reason.

INVENTORY VALUATION -- The Company utilizes a standard cost system that approximates first-in, first-out costing of the products. Standards are monitored monthly and changes are made on individual parts if warranted; otherwise standard costs are updated on all parts annually; normally in November of each year. The Company evaluates its inventories on a monthly basis for slow moving, excess and obsolete stock on hand. The carrying value of such inventory that is determined not to be realizable is reduced, in whole or in part, by a charge to cost of sales and reduction of the inventory value in the financial statements. The evaluation process, which has been consistently followed, relies in large part on a review of inventory items that have not been sold, purchased or used in production within a one-year period. Management also reviews, where appropriate, inventory products that do not appear on the slow moving report but which may be unrealizable due to discontinuance of products, evolving technologies, loss of certain customers or other known factors. As a result of this comprehensive review process, an adjustment to the reserve for slow moving and obsolete inventory is normally made monthly. Inventory identified as obsolete is also scrapped or discarded from time to time as circumstances warrant. The Company acquired at fair value an estimated $1,131,000 of raw material and finished goods inventory in February 2003 in connection with the Cheetah acquisition. This inventory has been reduced to approximately $792,000 at March 29, 2003. The Company has engaged a turn-key contractor to fully manufacture the Cheetah products. This contractor has experience with most of Cheetah's products and had manufactured the products prior to the 2000 acquisition of the business by Acterna. The contractor intends to purchase the acquired inventory on an as-needed basis and thereafter will obtain materials from other sources of supply, eliminating the need for the Company to carry inventory for the Cheetah operations. Inventory realization is considered a critical accounting estimate since it relies in large part on management judgments as to future events and differing judgments could materially affect reported net income. Due to the decline in sales in 2001 and 2002, slow moving inventory increased in volume but included many items believed to be active inventory for active products. This trend resulted not only from slower sales but also from the strong effort to reduce inventory levels in 2001 and 2002 that resulted in reduced manufacturing activity and parts usage. The expense for slow moving and obsolete inventory was $115,378 in the first quarter of 2003 compared to $643,227 in the first quarter of 2002. The inventory valuation reserves increased $11,208 in the first quarter of 2003 compared to an increase of $563,000 in the year earlier period, to a balance at March 29, 2003 of $2,354,041.

INCOME TAXES -- The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes," in reporting the effects of income taxes in the Company's consolidated financial statements. Deferred tax assets and liabilities are determined based on the "temporary differences" between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. As of March 29, 2003, the Company has recorded net deferred tax assets of $3,055,208, comprised of an estimated $240,825 resulting from the Cheetah acquisition, $1,665,262 resulting from carry forward of state net operating losses and other tax assets of $3,018,759, net of deferred tax liabilities of $1,869,638. Total net deferred tax assets increased by $124,935 in the first quarter of 2003, exclusive of the deferred tax assets resulting from the Cheetah acquisition, but are expected to decrease in future periods due to the amortization of intangible assets for tax purposes. The timing of the reversal of the deferred tax liabilities and to a large extent the deferred tax assets is dependent upon uncertain future events and cannot be assumed to occur in the same tax years.

The state net operating loss carryforward relates primarily to stock option deductions in 2000. The majority of this carryforward is subject to state laws that allow a 20-year carry forward period with a $2.0 million limit on deductions in each year. Future realization of the recorded tax assets resulting from both timing differences and carryforward losses is dependent upon the existence of sufficient taxable income in future years. SFAS No. 109 requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Management believes that the current business climate in the telecommunications industry is not permanent and that the recorded tax assets will more likely than not be realized in future years, especially for federal tax assets that comprise 90% of the non-carryforward amounts. The Company had federal taxable income in the first quarter of 2003 and expects that will continue.

WARRANTY -- The Company provides warranty coverage on its various products. Terms of coverage range from up to one year on software to two to five years for hardware products. The Company reviews products returned for repair under warranty on a quarterly basis and adjusts the accrual for future warranty costs based upon cumulative returns experience. The Company also evaluates special warranty problems for products with a higher return rate to correct the underlying causes and, where deemed necessary, to provide additional warranty expense for expected higher returns of these products. In connection with the Company's acquisition of the Cheetah product line, several new manufacturing practices were established, including having a turn-key operator produce the majority of all products and the establishment of several new post-manufacturing test practices. In the absence of specific repair experience for Cheetah products manufactured under these new conditions, the Company utilized the historical warranty experience of LIGHTHOUSE products to estimate applicable Cheetah warranty expense. The Company will develop specific historical warranty data and account for Cheetah warranty expense consistent with other hardware products. Warranty costs associated with software sales are also accrued based on the projected hours to be incurred during the warranty period (normally three months). The accounting for warranty costs involves critical estimates and judgments that can have a material effect on net income. The Company recorded a $617,000 acquisition entry as of February 13, 2003 to provide an estimated accrual for pre-acquisition warranty costs for the Cheetah products. The warranty accrual was also increased an additional $448,400 by a charge to cost of sales in the first quarter of 2003; of which $219,500 related to first quarter Cheetah sales and $94,500 resulted from new extended warranty programs. Nevertheless, barring unforeseen circumstances, management expects that the warranty accrual will begin to decrease since the moving time period of shipments on which the accrual is based will include fewer shipped units due to decreasing sales levels over the last several periods.

These areas involving critical accounting estimates are periodically reviewed with the audit committee and, in the case of revenue recognition and valuation of intangible assets, the Audit Committee of the Board of Directors has assisted in the development of the corporate policies and procedures followed.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2003 COMPARED TO FIRST QUARTER OF 2002 Revenues
Revenues for the first quarter of 2003 of $14,543,423 were $2,978,851 or 17% lower than the revenues of $17,522,274 reported for the first quarter of 2002. First quarter revenues included Cheetah product revenues for six weeks in the 2003 period that were not available in 2002. The revenue performance by product line for the first quarter of 2003 compared to the prior year period follows.

The decrease in revenues for the first quarter of 2003 is due primarily to slower deployments of the MCU product-line caused by the RBOC customers, who continued to restrain capital spending in traditional POTS line areas such as Digital Loop Carrier deployment due to continuing subscriber line losses. As the product life cycle for the MCU product continues to mature, however, there is an increasing possibility that customer requirements for certain legacy MCU products may be satisfied, which would result in lower revenues to the Company. MCU sales are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. Sales of MCU products were $4,461,000 for the first quarter of 2003; a decrease of

$5,010,000 from the year earlier period. MCU sales comprised 30.7% of total first quarter 2003 revenues compared to 54.1% for the first quarter of 2002.

Sales of the Company's DigiTest system products, which include LoopCare software, decreased 10.2% between quarterly periods due largely to a reduction in sales to international customers in the current quarter. DigiTest product sales of $1,820,000 in the first quarter of 2003 decreased $207,000 from the year earlier quarter and represented 12.5% of total revenue for the current quarter compared to 11.6% for the first quarter of 2002. The 2003 quarter included sales to an RBOC customer for LTS replacement and an initial DigiTest system sale to a CLEC customer.

Sales of LoopCare software products separate and unrelated to DigiTest system products were $1,871,000 in the first quarter of 2003, a reduction of $753,000 or 28.7% from the first quarter of 2002. The current quarter revenue included $1,305,000 from a custom software sale to an RBOC customer which was accounted for on the percentage of completion basis. These sales comprised 12.9% of total revenues during the first quarter of 2003, compared to 15.0% for the corresponding year earlier period.

Services revenues, which includes installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, were approximately $2,973,000 in the first quarter of 2003, or 20.4% of total quarterly revenues. Services revenues increased $380,000 over the first quarter of 2002.

Overall sales of cable hardware and software products of $3,418,000 increased $2,748,000 or 410% from the prior year's quarter. The new Cheetah line, acquired on February 13, 2003, contributed $2,275,000 to this increase. LIGHTHOUSE product sales of $1,143,000 also increased during the 2003 quarter from $670,000 in the year earlier period due to the strength of increased shipments to Comcast (formerly AT&T BIS) as well as continued deployments of the Company's V.5 software in RCN Corporation systems. Combined sales of cable status monitoring system products amounted to 23.5% of total first quarter 2003 revenue.

Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders from, shipments to, and acceptance of software by RBOC customers, and are not necessarily indicative of long-term trends in sales of the Company's products.

Gross Profit
Gross profit for the first quarter of 2003 was $7,569,147 compared to $10,140,016 for the first quarter of 2002; a decrease of $2,570,869 or 25.4%. Gross profit as a percentage of revenues decreased to 52.0% in the first quarter of 2003 compared to 57.9% in the same quarter last year. The decrease in gross profit as a percentage of sales resulted primarily from lower hardware sales volume as well as lower sales of higher margin LoopCare software in the first quarter of 2003. There was improvement in Services margins in 2003 due primarily to Services productivity gains. Also negatively affecting gross profit was amortization expense, which increased $528,000 from the prior year quarter due primarily to amortization of approximately $475,000 of the $600,000 intangible asset related to sales order backlog purchased from Acterna as part of the Cheetah acquisition. Management expects the balance of approximately $125,000 to be amortized in the second quarter of 2003. Continuing incremental amortization of approximately $97,500 per quarter from other amortizable intangible assets related to this acquisition will be charged to cost of sales on a going forward basis. The Company's gross margin is and will continue to be highly sensitive to the mix of products shipped, the level of operations and the level of reserves required for slow moving and obsolete inventory.

Selling and Marketing Expense
Selling and marketing expense for the first quarter of 2003 was $1,970,654 compared to $2,417,309 for the first quarter of 2002. The decrease of $446,655 or 18.5% is due primarily to fewer employees and lower commissions, travel and discretionary expenses, partially offset by expenses related to the Cheetah operations acquired February 13, 2003. As a percentage of revenues, selling and marketing expenses decreased slightly from 13.8% in the first quarter of 2002 to 13.6% in the first quarter of 2003.

General and Administrative Expense
General and administrative expense for the first quarter of 2003 was $1,737,003, an increase of $210,752 or 13.8% from the $1,526,251 recorded in the first quarter of 2002. The increase is attributable to a provision for doubtful accounts of $200,000 and higher general and health insurance costs. As a percentage of revenues, general and administrative expenses increased to 11.9% in the first quarter of 2003 from 8.7% in the first quarter of 2002.

Research and Development Expense
Research and development expense in the first quarter of 2003 was $3,321,218, a decrease of $673,423 or 16.9% from the $3,994,641 recorded in the first quarter of 2002. The decrease results primarily from the general reduction in work force at the end of the third quarter of 2002 and also from lower project related costs, decreased consulting and computer software spending. These cost savings were partially offset by the addition of research and development activities related to the Cheetah operations acquired February 13, 2003. As a percentage of revenues, research and development expense remained constant between quarterly periods at 22.8%.

Interest and Other Income
Interest and other income is composed primarily of interest income in both quarterly periods. Interest and other income was $147,422 in the first quarter of 2003 compared to $237,999 for the first quarter of 2002, a decrease of $90,577 or 38.1%. This decrease results from lower market yields on short-term interest bearing investments compared with the prior year quarter. The Company had greater funds available for investment in the first quarter of 2003 despite the $14,300,000 paid for the Cheetah operations due to cash generated from operations in 2002.

Provision for Income Taxes
The provision for income taxes for the first quarter of 2003 was $261,324, a decrease of $665,676 or 71.8% from the $927,000 recorded for the first quarter of 2002. The effective income tax rate for both periods was approximately 38% of pretax income.

Net Income and Earnings Per Share
As a result of the above factors, net income for the first quarter of 2003 was $426,370, a decrease of $1,086,444 or 71.8% from the $1,512,814 recorded in the first quarter of 2002. Basic and diluted earnings per common share of three cents for the first quarter of 2003 decreased by nine cents (75.0%) and eight cents (72.7%), from the twelve and eleven cents, respectively, earned in the first quarter of 2002. Basic and diluted weighted average common and common equivalent shares outstanding were 13,090,936 and 13,211,883, respectively, in the first quarter of 2003 compared to 13,099,210 and 13,421,307, respectively, in the first quarter of 2002. As a percentage of revenues, net income for the first quarter of 2003 decreased to 2.9% compared to 8.6% for the first quarter of 2002.

ACQUISITION
On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah(TM) Status and Performance Monitoring Product Line from Acterna, LLC for approximately $14,300,000 in cash. The Company also incurred acquisition-related costs of approximately $809,000 for a total cost of approximately $15,109,000. In addition, as part of the agreement, contingent purchase consideration of up to $2,400,000 in the form of an earn-out, may be payable based on certain 2003 performance targets for the acquired business. The acquired assets consist principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally relate to deferred software maintenance, warranty and other obligations. The $14,300,000 due at closing and related acquisition expenses were paid from available cash and short-term investments. The Company believes the acquired business complements its current cable operations and positions the Company as a leading supplier of testing equipment and software for the cable industry. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired business from February 14, 2003 forward are included in the consolidated financial statements of the Company. The purchase price allocation will be finalized when all relevant amounts have been determined. Adjustments will be made to the various assets acquired and liabilities assumed based on final evaluations, and such adjustments may be material.

LIQUIDITY AND CAPITAL RESOURCES
The Company had working capital of $58,995,825 as of March 29, 2003, a decrease of $14,193,113 or 19.4%, from the $73,188,938 of working capital as of December 31, 2002. The decrease in working capital is a result of the purchase of the Cheetah operations and related acquisition expenses for $15,108,510 in cash on February 13, 2003, partially offset by working capital generated from operations in excess of purchases of property and equipment. As of March 29, 2003, the Company had $43,619,673 of cash, cash equivalents and short-term investments that are unrestricted and available for corporate purposes, including acquisitions and other general working capital requirements.
The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the "Facility") with a bank. Under the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Commitment fees are payable quarterly at a rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with the acquisition of the Cheetah operations. As of March 29, 2003 and currently, there are no outstanding borrowings under the Facility, and the Company is in compliance with all debt covenants. Borrowings for working capital are not currently anticipated, as the Company believes its cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.

Excluding Cheetah, planned capital expenditures for 2003 are approximately $3,000,000. These planned capital projects include test fixtures and development systems, computer and office equipment. Startup capital for the new Cheetah operations is expected to approximate $2,000,000, consisting of new MIS/IT infrastructure as well as leasehold improvements.

The Board of Directors has authorized the continuation of a share repurchase program initiated in 1997. Under the current extension, the Company may repurchase a total of one million shares of its common stock before December 31, 2003. The Company has repurchased 461,800 shares of common stock since the repurchase program was instituted. The repurchased shares are authorized for use under certain employee benefit programs. The Company at its discretion will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments.



COMMITMENTS
The Company leases office space and equipment under agreements that are accounted for as operating leases. The office lease for the Cheswick facility expires December 31, 2003 and is extended to December 31, 2005. The equipment leases expire in August 2005 for the Cheswick facility and January 2007 for the Bridgewater facility. On February 18, 2003, the Company entered into a lease for office space to house the Cheetah operations in Sarasota, Florida under a five-year lease expiring on April 30, 2008. The Company is also involved in various month-to-month leases for research and development equipment. In addition, the office lease includes provisions for possible adjustments in annual future rental commitments relating to excess taxes and excess maintenance costs that may occur. Minimum annual future rental commitments under non-cancelable leases as of March 29 are:

2003 (Nine Months)                  $ 1,150,550
2004                                  1,594,344
2005                                  1,591,544
2006                                    860,317
2007 (Three Months)                     431,939


KEY RATIOS
The Company's days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, was 50 and 53 days as of March 29, 2003 and December 31, 2002, respectively. The Company's inventory turnover ratio was 1.4 turns at both March 29, 2003 and December 31, 2002. Management believes that operating cash flow and cash reserves are adequate to finance currently planned capital expenditures and to meet the overall liquidity needs of the Company.

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not engage in transactions or arrangements with unconsolidated or other special purpose entities.

BACKLOG
The Company's backlog consists of firm customer purchase orders and signed software maintenance agreements. As of March 29, 2003, the Company had a backlog of $10,698,000 compared to $7,179,000 at December 31, 2002 and $8,809,000 at
March 30, 2002. This increase is due to receipt of a blanket purchase order for $3,200,000 from a customer which covers that customer's MCU unit requirements for all of calendar year 2003. Negotiations are progressing on one LoopCare RBOC annual software maintenance agreement, which is under extension. The backlog at March 29, 2003 includes approximately $4,529,000 related to software maintenance contracts, which will be earned and recognized as income on a straight-line basis during the remaining terms of the underlying agreements. Including these maintenance billings, the Company expects approximately 47% of current backlog to be recognized as revenue in the second quarter of 2003. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. While these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of the Company's products.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's current investment policy limits its investments in financial instruments to cash and cash equivalents, individual municipal bonds, and corporate and government bonds. The use of financial derivatives and preferred and common stocks is strictly prohibited. The Company believes it minimizes its risk through proper diversification along with the requirements that the securities must be of investment grade with an average rating of "A" or better by Standard & Poor's. The Company holds its investment securities to maturity and believes that earnings and cash flows will not be materially affected by changes in interest rates, due to the nature and short-term investment horizon for which these securities are invested.


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

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)        Exhibits:
           The following exhibits are being filed with this report:

           Exhibit
           Number          Description
           -------         -----------

             15        Letter re unaudited interim financial information

             99.1      Certification of Chief Executive Officer, filed herewith

             99.2      Certification of Chief Financial Officer, filed herewith



(b)        Reports on Form 8-K:

           The Company filed one current report on Form 8-K during the quarter ended March 29, 2003. On February 27, 2003, the Company disclosed certain information in the Form 8-K regarding its acquisition on February 13, 2003 of certain assets and assumption of certain liabilities of Acterna, LLC relating to the Cheetah cable status and performance monitoring product line.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Tollgrade Communications, Inc.
                                         (Registrant)


Dated:   May 13, 2003                    /s/ Christian L. Allison
                                         --------------------------------------
                                         Christian L. Allison
                                         Chairman and Chief Executive Officer




Dated:   May 13, 2003                    /s/ Samuel C. Knoch
                                         --------------------------------------
                                         Samuel C. Knoch
                                         Chief Financial Officer and Treasurer




Dated:   May 13, 2003                    /s/ Charles J. Shearer
                                         --------------------------------------
                                         Charles J. Shearer
                                         Controller

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

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

/s/ Christian L. Allison
-------------------------
Name:  Christian L. Allison
Title: Chief Executive Officer

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

Date:  May 13, 2003

/s/ Samuel C. Knoch
-------------------
Name:  Samuel C. Knoch
Title: Chief Financial Officer

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


           Exhibit
           Number       Description
           -------      -----------

             15         Letter re unaudited interim financial information

             99.1       Certification of Chief Executive Officer, filed herewith

             99.2       Certification of Chief Financial Officer, filed herewith