Form 10-Q
period 2003-06-28
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2003-08-12
CIK 1002531

                         -------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         -------------------------------
                                    FORM 10-Q

(Mark One)

 [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                  For the quarterly period ended June 28, 2003

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

         As of July 31, 2003, there were 13,574,770 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

  This report consists of a total of 38 pages. The exhibit index is on page 34.

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 28, 2003

                                TABLE OF CONTENTS

                                                                                                PAGE NO.
                                                                                                -------
PART I.  FINANCIAL INFORMATION

ITEM 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 28, 2003 AND
         DECEMBER 31, 2002 .........................................................................3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-
         MONTH PERIODS ENDED JUNE 28, 2003 AND JUNE 29, 2002........................................4

         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY FOR
         THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 28, 2003 AND JUNE 29, 2002................5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIOD
         ENDED JUNE 28, 2003 AND JUNE 29, 2002......................................................6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................7

         REPORT OF INDEPENDENT ACCOUNTANTS.........................................................16

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL CONDITION.......................................................................17

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................30

ITEM 4   CONTROLS AND PROCEDURES...................................................................30


PART II. OTHER INFORMATION

ITEM 5   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................31

ITEM 6   EXHIBITS AND REPORTS FILED ON FORM 8-K....................................................31

SIGNATURES.........................................................................................33

EXHIBIT INDEX......................................................................................34


PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         JUNE 28, 2003     DECEMBER 31, 2002*
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                       $  28,059,870         $  33,799,284
         Short-term investments                                             14,181,226            19,328,883
         Accounts receivable:
                  Trade                                                     10,838,281             7,946,276
                  Other                                                         90,416               152,290
         Inventories                                                        13,762,464            14,092,596
         Prepaid expenses and other current assets                           1,220,056             1,529,968
         Refundable income taxes                                               261,115               637,156
         Deferred tax assets                                                 1,672,381             1,404,122
------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                      70,085,809            78,890,575

Property and equipment, net                                                  8,625,894             7,438,870
Deferred tax assets                                                          3,356,252             2,769,573
Intangibles                                                                 44,500,000            38,500,000
Goodwill                                                                    20,240,088            16,161,763
Capitalized software costs, net                                              8,607,096             5,539,002
Other assets                                                                   344,096               242,115
============================================================================================================
                  TOTAL ASSETS                                           $ 155,759,235         $ 149,541,898
============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                $   1,194,892         $     499,642
         Accrued warranty                                                    3,123,011             1,980,520
         Accrued expenses                                                    1,531,532               748,576
         Accrued salaries and wages                                            684,319               543,339
         Accrued royalties payable                                             412,102               322,380
         Income taxes payable                                                1,367,576             1,141,293
         Deferred income                                                     1,348,582               465,887
------------------------------------------------------------------------------------------------------------
                      TOTAL CURRENT LIABILITIES                              9,662,014             5,701,637

Deferred tax liabilities                                                     2,228,535             1,484,247
------------------------------------------------------------------------------------------------------------
                 TOTAL  LIABILITIES                                         11,890,549             7,185,884
Commitments and contingent liabilities                                            --                    --
Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
           50,000,000; issued shares, 13,552,736 in 2002 and
           13,574,603 in 2003                                                2,714,921             2,710,547
         Additional paid-in capital                                         70,737,653            70,489,025
         Treasury stock, at cost, 461,800 shares                            (4,790,783)           (4,790,783)
         Retained earnings                                                  75,206,895            73,947,225
------------------------------------------------------------------------------------------------------------
                 TOTAL  SHAREHOLDERS' EQUITY                               143,868,686           142,356,014
============================================================================================================
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 155,759,235         $ 149,541,898
============================================================================================================

* Amounts derived from audited financial statements

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   FOR THE                             FOR THE
                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      --------------------------------      ---------------------------------
                                                      JUNE 28, 2003      JUNE 29, 2002      JUNE 28, 2003      JUNE 29, 2002
-----------------------------------------------------------------------------------------------------------------------------
REVENUES:
     Products                                           $13,914,800        $12,017,279        $25,485,901        $26,946,658
     Services                                             3,218,747          2,566,631          6,191,069          5,159,526
-----------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES:                                          17,133,547         14,583,910         31,676,970         32,106,184
-----------------------------------------------------------------------------------------------------------------------------
COST OF PRODUCT SALES:
     Products                                             6,232,192          4,880,385         11,524,320         10,942,729
     Services                                               976,477            889,342          1,766,047          1,844,216
     Amortization of intangibles                            510,306            365,040          1,402,884            730,080
-----------------------------------------------------------------------------------------------------------------------------
                                                          7,718,975          6,134,767         14,693,251         13,517,025
-----------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT:                                             9,414,572          8,449,143         16,983,719         18,589,159
-----------------------------------------------------------------------------------------------------------------------------
     Selling and marketing                                2,420,786          2,224,833          4,391,440          4,642,142
     General and administrative                           1,828,262          1,268,594          3,565,265          2,794,845
     Research and development                             3,906,563          3,396,069          7,227,781          7,390,710
-----------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                         8,155,611          6,889,496         15,184,486         14,827,697
-----------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                    1,258,961          1,559,647          1,799,233          3,761,462
     Interest and other income, net                          85,071            200,000            232,493            437,999
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                1,344,032          1,759,647          2,031,726          4,199,461
     Provision for income taxes                             510,732            668,794            772,056          1,595,794
=============================================================================================================================
NET INCOME                                              $   833,300        $ 1,090,853        $ 1,259,670        $ 2,603,667
=============================================================================================================================
EARNINGS PER SHARE INFORMATION:
Weighted average shares of common stock and equivalents:
     Basic                                               13,103,801         13,088,748         13,097,319         13,099,106
     Diluted                                             13,335,006         13,339,053         13,276,042         13,386,081
-----------------------------------------------------------------------------------------------------------------------------
Net income per common and common equivalent shares:
     Basic                                              $       .06        $       .08        $      .10         $       .20
     Diluted                                            $       .06        $       .08        $      .09         $       .19
=============================================================================================================================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 28, 2003

                                   (Unaudited)


                                                                  ADDITIONAL
                         PREFERRED           COMMON STOCK          PAID-IN        TREASURY        RETAINED
                     SHARES   AMOUNT     SHARES      AMOUNT       CAPITAL          STOCK         EARNINGS       TOTAL
----------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 2002   ----    $ ----   13,552,736   $2,710,547   $70,489,025   $(4,790,783)      73,947,225   $142,356,014
Exercise of common
  Stock options       ----      ----       21,867        4,374       193,428          ----            ----         197,802
Tax benefit from
  exercise of stock
  options             ----      ----        ----         ----         55,200          ----            ----          55,200

Net Income            ----      ----        ----         ----          ----           ----        1,259,670      1,259,670
----------------------------------------------------------------------------------------------------------------------------
Balance at
   June 28, 2003      ----    $ ----   13,574,603   $2,714,921   $70,737,653   $(4,790,783)      75,206,895   $143,868,686
----------------------------------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                          June 28, 2003          June 29, 2002
==============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $  1,259,670           $  2,603,667
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                        2,542,747              1,878,709
         Tax benefit from exercise of stock options                                              55,200                113,769
         Refund and utilization of income taxes paid                                            376,041                809,667
         Deferred income taxes                                                                  130,175                214,146
         Provision for losses on inventory                                                      180,599              1,318,795
         Disposition of slow moving and obsolete inventory                                     (278,432)              (446,795)
         Provision for allowance for doubtful accounts                                          343,000                   --
Changes in assets and liabilities:
         Increase in accounts receivable-trade                                               (3,235,005)            (1,707,830)
         Decrease in accounts receivable-other                                                   61,874                181,915
         Decrease in inventory                                                                1,588,083              1,786,622
         Decrease in prepaid expenses and other assets                                          290,798                 82,226
         Increase (decrease) in accounts payable                                                695,251               (537,309)
         Increase in accrued warranty                                                           524,991                206,778
         Increase in accrued expenses and deferred income                                       875,563                459,629
         Increase (decrease) in accrued salaries and wages                                      140,980                (27,095)
         Increase (decrease) in accrued royalties payable                                        89,722               (104,110)
         Increase in income taxes payable                                                       226,283                153,299
------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                                   5,867,540              6,986,083
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of Cheetah                                                                (15,108,510)                  --
         Redemption/maturity of investments                                                   6,025,734              4,332,386
         Purchase of investments                                                               (878,077)            (4,557,015)
         Capital expenditures                                                                (1,843,903)            (1,405,757)
         Investments in other assets                                                               --                  (51,523)
------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                     (11,804,756)            (1,681,909)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Purchase of treasury stock                                                                --               (1,625,808)
         Proceeds from exercise of stock options                                                197,802                278,175
------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used for) financing activities                          197,802             (1,347,633)
------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                         (5,739,414)             3,956,541
Cash and cash equivalents at beginning of period                                             33,799,284             32,105,845
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $ 28,059,870           $ 36,062,386
==============================================================================================================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month and six-month periods ended June 28, 2003 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month and six-month periods ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. ACQUISITION AND INTANGIBLE ASSETS

On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah(TM) Status and Performance Monitoring Product Line Business ("Cheetah") from Acterna, LLC for approximately $14,300,000 in cash. The Company also incurred acquisition-related costs of approximately $809,000 for a total estimated cost of approximately $15,109,000. In addition, as part of the acquisition, contingent purchase consideration of up to $2,400,000 in the form of an earn-out may be payable based on certain 2003 performance targets for the acquired business. The acquired assets consist principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally relate to deferred software maintenance, warranty and other obligations. The $14,300,000 due at closing and related acquisition expenses were paid from available cash and short-term investments. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired business from February 14, 2003 forward are included in the consolidated financial statements of the Company.

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

The following summarizes the estimated, current evaluation of the fair values at the date of acquisition:

         Inventories                                                                              $  1,160,000
         Property and Equipment, net                                                                   537,000
         Deferred Tax Assets                                                                           241,000
         Intangible Assets:
             Customer Base                                                      $   5,000,000
             Cheetah Trademark                                                      1,000,000
             Base Software                                                          2,900,000
             Proprietary Technology                                                 1,000,000
             Sales Order Backlog                                                      600,000       10,500,000
                                                                                -------------
         Goodwill                                                                                    4,078,000
         -----------------------------------------------------------------------------------------------------
         Total Assets Acquired                                                                    $ 16,516,000
         -----------------------------------------------------------------------------------------------------
         Deferred Income                                                                              (625,000)
         Other Liabilities                                                                            (782,000)
         -----------------------------------------------------------------------------------------------------
         Total Liabilities Assumed                                                                $ (1,407,000)
         -----------------------------------------------------------------------------------------------------
         NET ASSETS ACQUIRED                                                                      $ 15,109,000
         -----------------------------------------------------------------------------------------------------

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

         The Company believes that the base software will be used in future releases of CheetahNet (TM) (formerly NetMentor(TM)) and other software products with little change into the foreseeable future. Similarly, the proprietary technology embedded in transponder hardware is expected to have a relatively long useful life. Therefore, the Company has determined that the base software and proprietary software have a remaining useful life of ten years and are being amortized for financial reporting purposes over that period.

         The Company obtained a backlog of customer purchase orders totaling approximately $2,383,000 in connection with the Cheetah acquisition. Using a discounted cash flow analysis, the Company determined an acquired value of $600,000 for this backlog. This asset is being amortized as the related orders are being realized as sales revenue. Amortization of approximately $517,000 was recognized in cost of sales in the first six months of 2003 and it is expected that the balance of $83,000, which is included in prepaid expenses and other current assets, will be amortized in the third quarter of 2003.

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

                                                        (In Thousands, Except Per Share Data)
                                      ------------------------------------------------------------------------------
                                             Three Months Ended                           Six Months Ended
                                      ----------------------------------         -----------------------------------
                                        Historical            Proforma             Proforma              Proforma
                                      June 28, 2003        June 29, 2002         June 28, 2003         June 29, 2002
                                      -------------        -------------         -------------         -------------
Revenues                                 $17,134               $19,980               $33,040               $42,898
------------------------------------------------------------------------------------------------------------------

Income from operations                     1,259                 3,210                 2,470                 6,114
------------------------------------------------------------------------------------------------------------------

Net income                                   833                 2,072                 1,677                 3,978
------------------------------------------------------------------------------------------------------------------

Diluted earnings per share               $  0.06               $  0.16               $  0.13               $  0.30
------------------------------------------------------------------------------------------------------------------


The proforma results of operations for the six months ended June 28, 2003 include revenues of Acterna for the Cheetah product line through February 13, 2003, the date of acquisition. Revenues for 2002, cost of sales and operating expenses for proforma determinations were based on historical Cheetah information provided by Acterna with proforma adjustments made to adjust gross margins to 50% of revenues based upon experience to date and to adjust operating expenses to reflect the Company's financial plan for Cheetah for 2003. These adjustments were made to reflect significant changes to operations made by the Company since acquisition. This proforma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have incurred had the Cheetah product line acquisition been consummated on January 1, 2002. In addition, these results are not intended to be a projection of future results.

The following information is provided regarding the Company's intangible assets:

                                              As of June 28, 2003                     As of December 31, 2002
                                        --------------------------------          --------------------------------
                                           Gross                                    Gross
                                          Carrying          Accumulated            Carrying           Accumulated
                                           Amount           Amortization            Amount            Amortization
                                        -----------         ------------          -----------         ------------
Amortized intangible assets:
  Current:
  Sales Order Backlog                   $   600,000          $   517,132          $      --            $      --
Long Term:
  Developed product software              7,421,945            2,568,600            7,368,100            1,829,098
  Base Software - Cheetah                 2,900,000              108,750                 --                   --
  Proprietary Technology                  1,000,000               37,500                 --                   --
                                        -----------          -----------          -----------          -----------
                                        $11,921,945          $ 3,231,982          $ 7,368,100          $ 1,829,098
                                        ===========          ===========          ===========          ===========

Unamortized intangible assets:
  LoopCare trade name                   $ 1,300,000          $      --            $ 1,300,000          $      --
  Base software - LoopCare                5,200,000                 --              5,200,000                 --
  Post warranty maintenance
    service agreements                   32,000,000                 --             32,000,000                 --
  Customer Base - Cheetah                 5,000,000                 --                   --                   --
  Cheetah Trademark                       1,000,000                 --                   --                   --
                                        -----------          -----------          -----------          -----------
                                        $44,500,000          $      --            $38,500,000          $      --
                                        ===========          ===========          ===========          ===========

Estimated amortization expense:
  For year ended December 31, 2003          $2,422,648
  For year ended December 31, 2004           1,874,389
  For year ended December 31, 2005           1,874,389
  For year ended December 31, 2006           1,509,389
  For year ended December 31, 2007             410,292


3. INVENTORIES

At June 28, 2003 and December 31, 2002, inventories consisted of the following:

                                                                              (Unaudited)
                                                                               June 28,              December 31,
                                                                                 2003                    2002
                                                                              ------------           ------------
         Raw materials . . . . . . . . . . . . . . . . . . . . . . .          $  8,662,800           $  9,726,789
         Work in process  . . . . . . . . . . . . . . . . . . . . .              5,388,004              4,518,164
         Finished goods  . . . . . . . . . . . . . . . . . . . . . .             1,956,660              2,190,476
                                                                              ------------           ------------
                                                                              $ 16,007,464           $ 16,435,429
         Allowance for slow moving and
            obsolete inventory                                                  (2,245,000)            (2,342,833)
                                                                              ------------           ------------
                                                                              $ 13,762,464           $ 14,092,596
                                                                              ============           ============

          Raw materials as of June 28, 2003 include inventories of $623,294 recorded at fair value that were acquired in February 2003 in connection with the Cheetah acquisition. The Company has engaged a turn-key contractor to fully manufacture the Cheetah products. This contractor has experience with most of Cheetah's products and had manufactured the products prior to the 2000 acquisition of the business by Acterna. The contractor purchases the acquired inventory on an as-needed basis and thereafter will obtain materials from other sources of supply, minimizing the need for the Company to carry inventory for the Cheetah operations.

4. SHORT-TERM INVESTMENTS

Short-term investments at June 28, 2003 and December 31, 2002 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.

The Company classifies its investment in all debt securities as "held to maturity," as the Company has the positive intent and ability to hold the securities to maturity.

The estimated fair values of the Company's financial instruments are as follows:

                                                          (Unaudited)
                                                         June 28, 2003                             December 31, 2002
                                                --------------------------------          --------------------------------
                                                 Carrying               Fair               Carrying               Fair
                                                  Amount                Value               Amount                Value
                                                -----------          -----------          -----------          -----------
Financial assets:
Cash and cash equivalents .................     $28,059,870          $28,059,870          $33,799,284          $33,799,284
Short-term investments ....................      14,181,226           14,156,172           19,328,883           19,257,039
                                                -----------          -----------          -----------          -----------
                                                $42,241,096          $42,216,042          $53,128,167          $53,056,323
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

The calculation of net income per common and common equivalent shares follows (unaudited):

                                           Three Months        Three Months        Six Months        Six Months
                                               Ended              Ended              Ended              Ended
                                           June 28, 2003      June 29, 2002      June 28, 2003      June 29, 2002
-----------------------------------------------------------------------------------------------------------------
Net income .........................        $   833,300        $ 1,090,853        $ 1,259,670        $ 2,603,667
=================================================================================================================
Common and common equivalent shares:

Weighted average number of
common shares outstanding
during the period ..................         13,103,801         13,088,748         13,097,319         13,099,106

Common shares issuable upon exercise
of outstanding stock options:

   Diluted .........................            231,205            250,305            178,723            286,975

Common and common equivalent shares

Outstanding during the period:
-----------------------------------------------------------------------------------------------------------------
   Diluted .........................         13,335,006         13,339,053         13,276,042         13,386,081
=================================================================================================================

Earnings per share data

Net income per common and common

Equivalent shares:

   Basic ...........................        $       .06        $       .08        $       .10        $       .20

   Diluted .........................        $       .06        $       .08        $       .09        $       .19


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

                                                               Three Months ended                      Six Months ended
                                                        --------------------------------       --------------------------------
                                                        June 28, 2003      June 29, 2002       June 28, 2003      June 29, 2002
                                                        -------------      -------------       -------------      -------------
   Net income, as reported ......................        $   833,300        $ 1,090,853         $ 1,259,670        $ 2,603,667

   Deduct: Total stock-based compensation expense
   based on the fair value method for all awards,
   net of related tax effects ...................            443,367          1,333,259           1,006,680          2,867,661
                                                         -----------        -----------         -----------        -----------
   Pro forma net income .........................        $   389,933        $  (242,406)        $   252,990        $  (263,994)
                                                         ===========        ===========         ===========        ===========

   Earnings  (loss) per share:
     Basic - as reported ........................        $      0.06        $      0.08         $      0.10        $      0.20
     Basic - pro forma ..........................        $      0.03        $     (0.02)        $      0.02        $     (0.02)

    Diluted - as reported .......................        $      0.06        $      0.08         $      0.09        $      0.19
    Diluted - pro forma .........................        $      0.03        $     (0.02)        $      0.02        $     (0.02)

7. ACCOUNTING PRONOUNCEMENTS

On August 15, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations.". The Company adopted this statement on January 1, 2003 and such adoption did not have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated With Exit Or Disposal." SFAS No. 146 nullifies Emerging Issues Task Forces
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The new Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This statement did not have a material effect on the Company's financial position or results of operations.

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

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was effective for the Company after April 30, 2003 and did not have a material impact on the Company's results of operations or financial condition.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement was effective for the Company after May 31, 2003 and did not have a material impact on the Company's results of operations or financial condition.

8. PRODUCT WARRANTY

The Company records estimated warranty costs on the accrual basis of accounting. Warranty accruals are determined by applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, accruals are based on the expected cost of providing services within the agreed-upon warranty period. Activity in the warranty accrual is as follows:

                                                                Three Months Ended                      Six Months Ended
                                                         --------------------------------      --------------------------------
                                                         June 28, 2003      June 29, 2002      June 28, 2003      June 29, 2002
-------------------------------------------------------------------------------------------------------------------------------
Balance at the beginning of the period                    $ 3,046,000        $ 2,318,000        $ 1,981,000        $ 2,068,000
Accruals for warranties issued
  during the period                                           348,000            110,000            665,000            228,000

Accruals related to pre-existing warranties                  (104,000)              --              147,000            261,000

Cheetah opening accrual                                          --                 --              617,000               --

Settlements during the period                                (167,000)          (153,000)          (287,000)          (282,000)
-------------------------------------------------------------------------------------------------------------------------------

Balance at the end of the period                          $ 3,123,000        $ 2,275,000        $ 3,123,000        $ 2,275,000
===============================================================================================================================

The Company has reflected a $617,000 entry on the Cheetah opening balance sheet to provide an estimated accrual for pre-acquisition warranty costs for the Cheetah products. The Company utilized the historical warranty experience of CheetahLight(TM) (formerly LIGHTHOUSE(TM)) to estimate applicable Cheetah warranty expense.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tollgrade Communications, Inc. and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and its subsidiaries as of June 28, 2003, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 28, 2003 and June 29, 2002 and the condensed consolidated statement of cash flows for the three-month and six-month periods ended June 28, 2003 and June 29, 2002 and the statement of changes in shareholders' equity for the six-month period ended June 28, 2003. These financial statements are the responsibility of the Company's management.

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

Pittsburgh, Pennsylvania
July 15, 2003

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those contained in Item 2- Management's Discussion and Analysis of Results of Operations, along with statements in other reports filed with the Securities and Exchange Commission (the "SEC"), external documents and oral presentations, which are not historical facts are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as "will," "believes," "intends," "expects," "plans," or "may," or the negatives thereof, other variations thereon or comparable terminology, relate to, among other things, projected cash flows which are used in the valuation of intangible assets, the anticipated results of negotiations for purchase orders and other customer purchase agreements, the ability to utilize deferred and refundable tax assets, opportunities which the Services group offers to customers, the potential loss of certain customers, the timing of orders from customers, the effect of consolidations in the markets to which Tollgrade Communications, Inc. (the "Company") sells, the effects of the economic slowdown in the telecommunications and cable industries, the possibility of future provisions for slow moving and obsolete inventory, and the effect on earnings and cash flows of changes in interest rates. The Company does not undertake any obligation to publicly update any forward-looking statements.

These forward-looking statements and other forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-Q are based on assumptions that involve risks and uncertainties and are subject to change based on the considerations described below. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements. Therefore, the Company wishes to caution each reader of this Form 10-Q to consider the following factors and certain other factors discussed herein and in other past reports including, but not limited to, prior year Annual Reports and Form 10-K and Form 10-Q reports filed with the SEC. The factors discussed herein may not be exhaustive. Therefore, the factors discussed herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.

General economic conditions and the economic conditions of the telecommunications and cable industries, including the effect of subscriber line loss and competition for the Company's Regional Bell Operating Company ("RBOC") customers from wireless, cable providers and other carriers entering the local telephone service market can and have affected the capital budgets of the Company's customers. If such conditions result in a further reduction of such budgets, the Company's revenues could be adversely affected.

If the Company's customers find themselves unable to meet their established purchase forecasts and their own growth projections, such customers may curtail their purchases of the Company's products, which would adversely affect the Company's revenues.

If the Company would be unable to establish or maintain customer or sales distribution or original equipment manufacturer ("OEM") relationships relating to the Cheetah cable status and performance monitoring product line, it could affect the rate of incoming orders, which would adversely affect the Company's sales and revenues.

If the financial strength of certain of the Company's major customers should deteriorate or such customers should encounter difficulties in accessing capital, the ability of such customers to purchase and pay for the Company's products could be impaired, with a corresponding adverse effect on the Company's revenues.

If third parties with whom the Company has entered into sales and marketing partnerships should fail to meet their own performance objectives, customer demand for the Company's products could be adversely affected, which would have an adverse effect on the Company's revenues.

Seasonal fluctuations in customer demand for the Company's products can create corresponding fluctuations in period-to-period revenues, and any increases in the rate of order cancellations by customers could adversely affect future revenues.

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

Disputes between the Company's customers and their organized labor groups could cause those customers to reduce or curtail their purchase of the Company's products until such disputes are resolved. An RBOC customer is currently in collective bargaining negotiations with the International Brotherhood of Electrical Workers and the Communications Workers of America covering 27 contracts and approximately 79,000 employees. If such negotiations are not successful and employee work stoppages ensue, that customer's order flow for Company products could be severely curtailed with a resultant adverse effect on the Company's financial statements.

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

If one or more of the Company's products were to prove to be defective, the Company's relationships with its customers could be jeopardized and the Company could be subject to potential liability, adversely affecting the Company's future results.

If for any reason demand for the Company's products should decrease, including the successful development of a secondary market for the Company's products by a third party, the Company could continue to find itself with excess inventory and obsolete parts on hand, which could adversely affect future results.

Changes in government regulation, such as modification or repeal of The Telecommunications Act of 1996, increasing the costs of doing business by the Company or its customers, or preventing the Company or its customers from engaging in business activities they may wish to conduct, could adversely affect the Company's future results.

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

The Company's future sales in international markets are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability including terrorism and other acts of war or hostility, unexpected changes in the regulatory environment, trade protection measures, tax laws, the ability of the Company to market current or newly developed products suitable for international markets, the ability of the Company to obtain and maintain successful distribution and resale channels, and foreign currency exchange rates. Reductions in the demand for or the sales of the Company's products in international markets could adversely affect future results.

OVERVIEW

The Company was organized in 1986, began operations in 1988 and completed its initial public offering in 1995. The Company designs, engineers, markets and supports test system, test access and status and performance monitoring products for the telecommunications and cable television industries. In 2001, the Company purchased certain assets of the LoopCare(TM) product business from Lucent. The acquired assets consisted principally of LoopCare software base code and developed enhancements, as well as the rights to existing maintenance contracts for the LoopCare software, while the assumed liabilities principally relate to deferred software maintenance and warranty obligations under contract. Revenues from the sales of LoopCare software base code or developed enhancements are either reported separately or as part of the Company's revenues attributable to test system products in which the software is an essential functional component, while the revenues from maintenance contracts are reflected as part of the Company's Services revenues.

On February 13, 2003, the Company purchased certain assets and assumed certain liabilities related to the Cheetah(TM) Status and Performance Monitoring Product Line from Acterna, LLC. The acquired assets consisted principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the liabilities assumed principally related to deferred software maintenance, warranty and other obligations.

The Company has determined that its business has one reportable segment in the test assurance industry. All product sales are considered components of the business of testing infrastructure and networks for the telecommunications and cable television industries. Although the Company does internally develop sales results associated with the various product categories, this information is not considered sufficient for segment reporting purposes and the chief operating decision maker does not make critical decisions or allocate assets based solely on this information. The Company's products and services have similar economic characteristics, the same or similar production processes, and are sold to similar types or classes of customers in, or entering into, the telecommunications and cable businesses through similar distribution means. The LoopCare software product line was acquired by the Company to broaden its DigiTest(R) test platform into a system level offering and as a competitive defense to protect the Company's MCU(R) and DigiTest products' market share. The Cheetah products were acquired to establish the Company as the market leader within the global cable broadband marketplace. The new Cheetah operation and CheetahLight(TM) (formerly LIGHTHOUSE(TM)) combined provide a complete line of solutions for customers network monitoring needs.

The Company's proprietary telecommunications test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" ("POTS") lines containing both copper and fiber optics. The Company's MCU product line, which includes POTS line testing as well as alarm-related products, represented approximately 37% of the Company's revenue for the second quarter ended June 28, 2003. The Company's MCU product line is expected to continue to account for a substantial portion of the Company's revenues.

The Company's DigiTest centralized network test system platform, which includes certain LoopCare software base code and developed enhancements, focuses on helping local exchange carriers conduct the full range of fault diagnoses, along with the ability to qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and Integrated Services Digital Network ("ISDN") service. The Company also sells LoopCare base code software primarily to competitive local exchange carriers ("CLECs") to be used with test heads other than the Company's DigiTest products. The Company's DigiTest system is designed to provide the complete solution for testing POTS and performing local loop prequalification for DSL services. The system currently consists of the comprehensive LoopCare diagnostic software, as well as integrated pieces of hardware, including the Digital Measurement Node ("DMN"), the Digital Measurement Unit ("DMU"), the Digital Wideband Unit ("DWU") and the newly released Digital Wideband Node ("DWN"). The Company has also recently released its newly developed DigiTest EDGE(TM) test head as a global platform for broadband test applications. The new DWN and EDGE products have not contributed to revenues through the second quarter of 2003. When used in an integrated fashion, the DigiTest system permits local exchange carriers to perform a complete array of central office testing including POTS, DSL line prequalification, bridged tap detection, data rate prediction, and in-service wideband testing. Sales of the DigiTest product line accounted for approximately 7.1% of the Company's revenue for the second quarter of 2003.

The Company's LoopCare software products consist primarily of engineered enhancements to the LoopCare base code software, which result in increased connectivity and versatility of LoopCare within the customers' existing quality assurance systems. Sales of LoopCare software products separate and unrelated to DigiTest system products accounted for approximately 5.4% of total second quarter 2003 revenue.

The Company's cable hardware products comprised approximately 31.2% of second quarter 2003 revenue, of which 21.8% were contributed by the Cheetah brand group of products acquired during the first quarter of 2003 and 9.4% were contributed by the re-branded CheetahLight cable products. The combined product lines, which are being integrated, offer a complete cable status and performance monitoring system that provides a broad testing solution for the broadband Hybrid Fiber Coax distribution system. The offerings include the CheetahLight and CheetahNet(TM) (formerly NetMentor(TM)) software systems and maintenance, head-end controllers, return path switch hardware, transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes.

The cornerstones of the Company's Services offerings are the Testability Improvement Initiatives. These Services may offer the customer the opportunity to make improvements in testability levels, while training their own staffs in targeted geographic regions over a defined period of time. In this way, the customers' internal repair technicians can make use of automated systems to diagnose and repair subscriber loop problems, thereby automatically eliminating the need for the involvement of several highly trained employees. The Services business was considerably expanded upon the acquisition of software maintenance contracts related to the LoopCare and CheetahNet software product lines. Including software maintenance revenues, Services revenue accounted for approximately 18.8% of the Company's revenue for the second quarter ended June 28, 2003.

The Company's primary customers for its telecommunication products and services are the four RBOCs as well as major independent telephone companies and certain digital loop carrier ("DLC") equipment manufacturers. For the second quarter ended June 28, 2003, approximately 52% of the Company's total revenue was generated from sales to these four RBOC customers. During the second quarter of 2003, sales to two RBOC customers (Verizon and Bell South) individually exceeded 10% of consolidated revenues and on a combined basis, comprised approximately 34% (18% and 16%, respectively) of the Company's net sales. Due to the Company's present dependency on these key customers, the potential loss of one or more of them as a customer or their reduction of orders for the Company's products could materially and adversely affect the Company.

The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from, shipments to, and acceptance of software by the RBOC customers and significant independent telephone companies. This timing is particularly sensitive to various business factors within each of the RBOC customers, including their relationships with various organized labor groups and an increasing tendency for the RBOC customers to place large orders for shipment of hardware and software toward the end of a quarter. An RBOC customer is currently in collective bargaining negotiations with the International Brotherhood of Electrical Workers and the Communications Workers of America covering 27 contracts and approximately 79,000 employees. If such negotiations are not successful and employee work stoppages ensue, that customer's order flow for Company products could be severely curtailed with a resultant adverse effect on the Company's financial statements. In addition, the markets for the Company's products, specifically, LoopCare, DigiTest and Cheetah, are highly competitive. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.

The Company believes that recent and continuing changes within the telecommunication marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have required it to grant more favorable terms to some of its customers. In addition, certain customers have consolidated product purchases that have translated into large bulk orders. These customers, partly in response to discounting programs, tend to place large bulk orders toward the end of a quarter for shipment of large quantities of hardware and software in the last month of the quarter. Although the Company will continue to strive to meet the demands of its customers, which include the delivery of quality products at an acceptable price and on acceptable terms, there can be no assurance that the Company will be successful in negotiating acceptable terms and conditions in customer purchase orders or customer purchase agreements. Additionally, continuing efforts among the RBOC customers to consolidate their inventory and product procurement systems could cause fluctuations or delays in the Company's order patterns. Consolidation in the cable industry, as well as the adoption of industry standards to allow transponders to function among various status monitoring systems, could and have caused pricing pressure as competitors have begun lowering product pricing, which may adversely affect revenues from sales of the Company's cable products. Moreover, further evolution of cable industry standards could eliminate the need for some of the Company's customers to purchase certain status monitoring equipment otherwise required for proprietary implementations, which could adversely affect revenues. In addition, markets for the Company's cable products have been and may continue to be highly competitive and difficult for the foreseeable future. The Company cannot predict such future events or business conditions and the Company's results could be adversely affected by these industry trends in the primary markets its serves.

International sales were approximately 4.8% of total revenues in the second quarter ended June 28, 2003. The Company believes that certain international markets may offer further opportunities. The addition of the LoopCare software product line, including the Lucent OEM resale arrangement for the LoopCare product, has enhanced the Company's ability to penetrate these markets. The CheetahNet operations also have a viable international acceptance and presence. Further, the Company enjoys a stream of LoopCare and CheetahNet software maintenance revenue from international sources. However, the international telephony markets differ from those found domestically due to the different types and configurations of equipment used by those international communication companies to provide services. In addition, certain competitive elements are found internationally which do not exist in the Company's domestic markets. These factors, when combined, have made entrance into international markets very difficult. From time to time, the Company has utilized the professional services of various marketing consultants to assist in defining the Company's international market opportunities. With the assistance of these consultants and through direct marketing efforts by the Company, it has been determined that its present MCU technology offers limited opportunities in certain international markets for competitive and other technological reasons. The Company continues to actively pursue opportunities for its other products including its LoopCare software products in international markets. The Cheetah cable products have a presence and acceptance in Europe and China and the Company intends to capitalize and expand upon that presence. However, there can be no assurance that continued efforts by the Company will be successful or that the Company will achieve significant international sales. In addition, Lucent, while continuing to market its DSL services, has reduced its research and development efforts in this area, which could have an adverse effect on the Company's deployment of LoopCare internationally through the Lucent OEM channel. In addition, the Company's LoopCare OEM resale agreement with Lucent expires on September 30, 2003, and although the Company is engaged in discussions to renew that agreement, there can be no guarantee that such agreement will be completed, which could eliminate sales through this channel. Further, the international markets introduce the risk of loss from currency fluctuations. While the Company endeavors to price its products in U. S. dollars, this is not always possible and may be less so in the future. Many international customers are also small and undercapitalized which will present possible exposure to credit losses to a greater degree than has historically been seen from domestic customers.

The Company believes that its future growth will continue to be affected by the economic slowdown in the telecommunications industry as established RBOC and large incumbent local exchange carrier ("ILEC") customers strive to further reduce their capital and operating expense budgets, which will directly impact RBOC and ILEC ordering patterns and quantities. The Company believes that the RBOC and large ILEC customers are being adversely affected by subscriber line losses and the after-effects of overspending in 1999 and 2000, as well as by competition from cable and wireless carriers and other carriers entering the local telephone service market. In addition, certain emerging carriers continue to be hampered by financial instability caused in large part by a lack of access to capital. Due to the effect of these adverse conditions, the Company will continue to evaluate its investments in production, marketing and research and development expenses and will monitor, control or decrease expense levels, as appropriate.

The Company also believes that future growth will depend, in part, on its ability to design and engineer new products and, therefore, the Company incurs significant research and development costs. Research and development expenses as a percentage of revenues were approximately 23% in both the second quarter of 2003 and the second quarter of 2002.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company's financial statements have been prepared. A comprehensive review of these policies is contained in the Company's 2002 Annual Report on Form 10-K filed on March 26, 2003 and in the Quarterly Report on Form 10-Q for the period ending March 29, 2003 filed on May 13, 2003. There have been no significant changes in these policies or the application thereof during the second quarter of 2003.

                              RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO PART I, ITEM 1 OF THIS REPORT

            SECOND QUARTER OF 2003 COMPARED TO SECOND QUARTER OF 2002

REVENUES

The Company's Revenues for the second quarter of 2003 were $17,134,000, $2,550,000 or 17.5% higher than the revenues of $14,584,000 reported for the second quarter of 2002. The second quarter 2003 results include revenues for the Cheetah product line that the Company acquired on February 13, 2003.

MCU product line revenues decreased in the second quarter of 2003 due primarily to slower deployments by RBOC customers, who continued to restrain capital spending in traditional POTS line areas such as Digital Loop Carrier deployment due to continuing subscriber line losses. Decreases in direct MCU sales to RBOC and other customers were partially offset by sales increases of $923,000 to original equipment manufacturers. Sales of MCU products were $6,387,000 in the second quarter of 2003, a decrease of $1,201,000 from the year earlier period. MCU sales comprised 37.3% of total second quarter 2003 revenues compared to 52.0% for the second quarter of 2002. MCU sales are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. As the product life cycle for the MCU product continues to mature, however, there is an increasing possibility that customer requirements for certain legacy MCU products may be satisfied, which would result in lower revenues to the Company.

Sales of the Company's DigiTest system products, which include LoopCare software, increased 21.1% between quarterly periods due primarily to new sales to an RBOC customer for Loop Test System (LTS) modernization as well as an initial DigiTest system sale to a new CLEC customer. DigiTest product sales for the second quarter of 2003 were $1,230,000, an increase of $214,000 from the year earlier quarter, and represented 7.2% of total revenue for the current quarter compared to 7.0% for the second quarter of 2002.

Sales of LoopCare software products separate and unrelated to DigiTest system products were $929,000 for the second quarter of 2003, a reduction of $1,393,000 or 60.0% from the second quarter of 2002. LoopCare revenue for the second quarter of 2002 included $1,244,000 from a significant software enhancement sale to an RBOC customer and no such significant sale existed in the second quarter of 2003. LoopCare software product sales comprised 5.4% of total revenues during the second quarter of 2003, compared to 15.9% for the corresponding quarter of 2002.

Services revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, were approximately $3,219,000 in the second quarter of 2003, or 18.8% of total quarterly revenues. Services revenues increased $652,000 over the results of the second quarter of 2002. Revenue from CheetahNet software maintenance fees amounted to $387,000 of this increase.

Overall sales of cable hardware and software products were $5,370,000 in the second quarter of 2003, an increase of $4,374,000 or 439% from the prior year's quarter. The new Cheetah line contributed $3,731,000 to this increase. CheetahLight (formerly LIGHTHOUSE) product sales were $1,639,000 in the second quarter of 2003, an increase of 64.6% from the $996,000 reported for the year earlier period based primarily on the strength of shipments to a new domestic customer. Combined sales of cable status monitoring system products amounted to 31.3% of total second quarter 2003 revenue compared to 6.8% for the prior year quarter.

Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders from, shipments to, and acceptance of software by RBOC customers, and are not necessarily indicative of long-term trends in sales of the Company's products.

GROSS PROFIT

Gross profit for the second quarters of 2003 and 2002 were $9,415,000 and $8,449,000, respectively, representing an increase of $966,000 or 11.4% from the results of the prior year's quarter. Gross profit as a percentage of revenues decreased to 54.9% in the second quarter of 2003 compared to 57.9% in the same quarter last year. The decrease in gross profit as a percentage of sales resulted primarily from lower sales in the second quarter of 2003 of higher margin LoopCare software and the effect of the new Cheetah business that produces comparatively lower margins due to the highly competitive CATV markets. Margins were also negatively affected in the second quarter of 2003 by higher provisions for warranty expense of $134,000. On the other hand, the expense for slow moving and obsolete inventory was $645,000 higher in the second quarter of 2002 compared to the second quarter of 2003. There was also improvement in Services margins in 2003 due primarily to productivity gains. The Company's gross margin is and will continue to be highly sensitive to the mix of products shipped, the level of operations and the level of reserves required for slow moving and obsolete inventory.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the second quarter of 2003 was $2,421,000 compared to $2,225,000 for the second quarter of 2002. The increase of $196,000 or 8.8% is due primarily to the inclusion of Cheetah expenses of $353,000, with such increase partially offset by fewer employees and lower commissions, travel and discretionary expenses in other areas of the business. As a percentage of revenues, selling and marketing expenses decreased from 15.3% in the second quarter of 2002 to 14.1% in the second quarter of 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the second quarter of 2003 was $1,828,000, an increase of $559,000 or 44.1% from the $1,269,000 recorded in the second quarter of 2002. The increase is attributable to the inclusion of the Cheetah operations of $252,000, which includes a provision for doubtful accounts of $143,000, and higher business insurance, incentive compensation and professional service costs. As a percentage of revenues, general and administrative expenses increased to 10.7% in the second quarter of 2003 from 8.7% in the second quarter of 2002.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the second quarter of 2003 was $3,907,000, an increase of $511,000 or 15.0% from the $3,396,000 recorded in the second quarter of 2002. The increase resulted for the most part from the inclusion of the Cheetah business research and development expenses of $726,000 and higher prototype expenses, partially offset by a general reduction in work force at the end of the third quarter of 2002. As a percentage of revenues, research and development expense decreased to 22.8% in the second quarter of 2003 from 23.3% in the year earlier quarter.

INTEREST AND OTHER INCOME

Interest and other income is composed primarily of interest income in both quarterly periods. Interest and other income was $85,000 in the second quarter of 2003 compared to $200,000 for the second quarter of 2002, a decrease of $115,000 or 57.5%. This decrease was the result of both the lower market yields on short-term interest bearing investments compared with the prior year quarter and fewer funds available for investment due to the acquisition of the Cheetah business in February 2003.

PROVISION FOR INCOME TAXES

The provision for income taxes for the second quarter of 2003 was $511,000, a decrease of $158,000 or 23.6% from the $669,000 recorded for the second quarter of 2002. The effective income tax rate for both periods was approximately 38% of pretax income.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the second quarter of 2003 was $833,000, a decrease of $258,000 or 23.6% from the $1,091,000 recorded in the second quarter of 2002. Basic and diluted earnings per common share of six cents for the second quarter of 2003 decreased by two cents (25.0%) from the eight cents earned in the second quarter of 2002. Basic and diluted weighted average common and common equivalent shares outstanding were 13,103,801 and 13,335,006, respectively, in the second quarter of 2003 compared to 13,088,748 and 13,339,053, respectively, in the second quarter of 2002. As a percentage of revenues, net income for the second quarter of 2003 decreased to 4.9% compared to 7.5% for the second quarter of 2002.


                       RESULTS OF OPERATIONS YEAR-TO-DATE
    SIX MONTHS ENDED JUNE 28, 2003 COMPARED TO SIX MONTHS ENDED JUNE 29, 2002

REVENUES

For the first six months of 2003, revenues were $31,677,000 compared to $32,106,000 for the first six months of 2002, representing a decrease of $429,000 or 1.3%.

The decrease in revenues for the first six months of 2003 resulted primarily from slower deployments of the MCU product line caused by the continuing budget restrictions of the RBOCs as well as the effects from subscriber line losses and diminishing DLC deployment, with such factors partially offset by increases in shipments to original equipment manufacturers. Sales of the Company's MCU products, which decreased by $6,211,000 between the six-month periods, comprised 34.2% of total revenue for the first six months of 2003 compared to 53.1% for the year earlier period.

Sales of the Company's DigiTest system products, which include LoopCare software, increased $552,000 or 21.4% between six-month periods due primarily to strong sales of DigiTest hardware to certain RBOC customers and sales of hardware and related LoopCare software to new CLEC customers. These gains were offset to a great extent by the discontinuation of Sprint USA's ION project and a reduction in sales to Sprint Canada. Sales of DigiTest products represented 9.9% of total revenue for the first six months of 2003 compared to 8.0% for the first six months of 2002.

Sales of LoopCare software products separate and unrelated to DigiTest system products were $2,699,000 in the first six months of 2003, a reduction of $2,698,000 or 50% between the six-month periods. Sales in 2003 were made primarily to two RBOC customers. In the first six months of 2002, 68% of the Company's LoopCare revenues resulted from significant software enhancement sales to a third RBOC customer. LoopCare product software sales comprised 8.5% of total revenues during the first six months of 2003 compared to 16.8% in the year earlier period.

The Company's Service revenues for the first six months of 2003 were $6,191,000, which represents 19.5% of total six-month revenue and an increase of $1,032,000 over the similar period in 2002. The increase is due primarily to the inclusion of $484,000 from software maintenance related to the new Cheetah product line and increased LoopCare software maintenance of $345,000. The balance of Services revenue relates to installation oversight and project management services. Service revenues are derived primarily from RBOC customers.

Overall sales of CATV hardware and software products were $8,788,000, an increase of $7,122,000 or 427% from results of the first six months of 2002. The new Cheetah line contributed $6,006,000 to this increase. CheetahLight (formerly LIGHTHOUSE) product sales were $2,782,000, an increase of 67% from the $1,666,000 reported for the year earlier period based primarily on the strength of shipments to a new domestic customer. Combined sales of cable status monitoring system products amounted to 27.7% of total revenue for the first six months of 2003 compared to 5.2% for the same period of 2002.


GROSS PROFIT

Gross profit for the first six months of 2003 was $16,984,000 compared to $18,589,000 for the first six months of 2002, representing a decrease of $1,605,000 or 8.6%. Gross profit as a percentage of revenues decreased to 53.6% in the first six months of 2003, compared to 57.9% in the same period last year. The overall decrease in gross profit as a percentage of sales resulted primarily from lower sales in the first six months of 2003 of higher margin LoopCare software and the effect of the new Cheetah business that produces comparatively lower margins due to the highly competitive CATV markets. Margins were also negatively affected in the 2003 six month period by higher provisions for warranty expense of $323,000. On the other hand, the expense for slow moving and obsolete inventory was $1,138,000 higher in the first six months of 2002 compared to the first six months of 2003. There was also improvement in Services margins in 2003 due primarily to productivity gains. The Company's gross margin is and will continue to be highly sensitive to the mix of products shipped, the level of operations and the level of reserves required for slow moving and obsolete inventory.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the first six months of 2003 was $4,391,000 compared to $4,642,000 for the first six months of 2002. This decrease of $251,000 or 5.4% was incurred despite the first time inclusion of expenses of $511,000 related to the Cheetah operations. Cost reductions in other areas resulted primarily from decreased travel, commissions and salaries and wages. As a percentage of revenues, selling and marketing expenses decreased to 13.9% in the first six months of 2003 from 14.5% in the same period of 2002.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the first six months of 2003 was $3,565,000, an increase of $770,000 or 27.6% from the $2,795,000 recorded in the first six months of 2002. The increase is attributable primarily to the addition of $504,000 in expenses from the Cheetah operations, which included $343,000 of provisions for bad debts. Expenses also increased for business insurance, incentive compensation and professional services. As a percentage of revenues, general and administrative expenses increased to 11.3% in the first six months of 2003 from 8.7% in the same period of 2002.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense for the first six months of 2003 was $7,228,000, a decrease of $163,000 or 2.2%, from the $7,391,000 recorded in the first six months of 2002. The overall decrease is net of $1,047,000 of new expenses from the Cheetah operations and results primarily from savings associated with a general reduction in work force at the end of the third quarter of 2002. As a percentage of revenues, research and development expense decreased to 22.8% in the first six months of 2003 from 23.0% in the similar period of 2002.

INTEREST AND OTHER INCOME

Interest and other income is composed primarily of interest income in both semiannual periods. For the first six months of 2003, interest and other income was $232,000 compared to $438,000 for the first six months of 2002, a decrease of $206,000 or 47.0%. This decrease was the result of both lower market yields on short-term interest bearing investments compared with the prior year period and fewer funds available for investment due to the acquisition of the Cheetah business in February 2003.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first six months of 2003 was $772,000, a decrease of $824,000 or 51.6% from the $1,596,000 recorded for the first six months of 2002. The effective income tax rate for both periods was approximately 38% of pretax income.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the first six months of 2003 was $1,260,000, a decrease of $1,344,000, or 51.6%, from the $2,604,000 recorded in the first six months of 2002. Basic and diluted earnings per common share of ten cents and nine cents, respectively, for the first six months of 2003 decreased by ten cents, or 50.0% and 52.6%, from the twenty cents and nineteen cents, respectively, earned in the first six months of 2002. Basic and diluted weighted average common and common equivalent shares outstanding were 13,097,319 and 13,276,042, respectively, in the first six months of 2003 compared to 13,099,106 and 13,386,081, respectively, in the first six months of 2002. As a percentage of revenues, net income for the first six months of 2003 decreased to 4.0% compared to 8.1% for the first six months of 2002.


CHEETAH ACQUISITION

On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah(TM) Status and Performance Monitoring Product Line from Acterna, LLC for approximately $14,300,000 in cash. The Company also incurred acquisition related costs of approximately $809,000 for a total cost of approximately $15,109,000. In addition, as part of the agreement, contingent purchase consideration of up to

$2,400,000 in the form of an earn-out may be payable based on certain 2003 performance targets for the acquired business. The acquired assets consisted principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally related to deferred software maintenance, warranty and other obligations. The $14,300,000 due at closing and related acquisition expenses were paid from available cash and short-term investments. The Company believes the acquired business complements its current cable operations and positions the Company as a leading supplier of testing equipment and software for the cable industry. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired business from February 14, 2003 forward are included in the consolidated financial statements of the Company. The purchase price allocation will be finalized when all relevant amounts have been determined. Adjustments will be made to the various assets acquired and liabilities assumed based on final valuations, and such adjustments may be material.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $60,424,000 as of June 28, 2003, a decrease of $12,765,000 or 17.4%, from the $73,189,000 of working capital as of December 31, 2002. The decrease in working capital is a result of the purchase of the Cheetah operations and related acquisition expenses for $15,109,000 in cash on February 13, 2003, partially offset by working capital generated from operations in excess of purchases of property and equipment. As of June 28, 2003, the Company had $42,241,000 of cash, cash equivalents and short-term investments that are unrestricted and available for corporate purposes, including acquisitions and other general working capital requirements.

The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the "Facility") with a bank. Under the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Commitment fees are payable quarterly at a rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with the acquisition of the Cheetah operations to adjust the determination of base net worth. As of June 28, 2003 and currently, there are no outstanding borrowings under the Facility, and the Company is in compliance with all debt covenants. Borrowings for working capital are not currently anticipated, as the Company believes its cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.

Excluding the acquisition of Cheetah, planned capital expenditures for 2003 are approximately $3,000,000. These planned capital projects include test fixtures and development systems, computer and office equipment. Startup capital for the new Cheetah operations totaled approximately $1,857,000, consisting of new MIS/IT infrastructure as well as leasehold improvements.

The Board of Directors has authorized the continuation of a share repurchase program initiated in 1997. Under the current extension, the Company may repurchase a total of one million shares of its common stock before December 31, 2003. The Company has repurchased 461,800 shares of common stock since the repurchase program was instituted. The repurchased shares are authorized for use under certain employee benefit programs. The Company at its discretion will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments. No such shares have been acquired in 2003.

COMMITMENTS

The Company leases office space and equipment under agreements that are accounted for as operating leases. The office lease for the Cheswick facility expires December 31, 2003 and is extended to December 31, 2005. The equipment leases expire in August 2005 for the Cheswick facility and January 2007 for the Bridgewater facility. On February 18, 2003, the Company entered into a lease for office space to house the Cheetah operations in Sarasota, Florida under a five-year lease expiring on April 26, 2008. The Company is also involved in various month-to-month leases for research and development equipment. In addition, the office lease includes provisions for possible adjustments in annual future rental commitments relating to excess taxes and excess maintenance costs that may occur. Minimum annual future rental commitments under non-cancelable leases as of June 28, 2003 are:

2003 (Six Months)                   $   790,000
2004                                  1,594,000
2005                                  1,592,000
2006                                    860,000
2007                                    432,000
2008 (Six Months)                       102,000

KEY RATIOS

The Company's days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, were 73 and 53 days as of June 28, 2003 and December 31, 2002, respectively. This increase is due primarily to the fact that a much higher percentage of total quarterly revenue was recorded in June of the second quarter of 2003 compared to December in the fourth quarter of 2002. The Company's inventory turnover ratio was 1.6 turns as of June 28, 2003 and 1.4 as of December 31, 2002. Management believes that operating cash flow and cash reserves are adequate to both finance currently planned capital expenditures and meet the overall liquidity needs of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not engage in transactions or arrangements with unconsolidated or other special purpose entities.

BACKLOG

The Company's backlog consists of firm customer purchase orders and signed software maintenance agreements. As of June 28, 2003, the Company had a backlog of $8,122,000 compared to $7,179,000 at December 31, 2002 and $7,395,000 at June
29, 2002. The backlog at June 28, 2003 includes approximately $4,200,000 related to software maintenance contracts, which will be earned and recognized as income on a straight-line basis during the remaining terms of the underlying agreements. Including these maintenance billings, the Company expects that approximately 40% of current backlog will be recognized as revenue in the third quarter of 2003. As of March 29, 2003, two of the Company's RBOC LoopCare annual maintenance agreements were under negotiation and extension. One of those agreements was signed during the second quarter of 2003. The second agreement was signed subsequent to the end of the second quarter and thus is not included in the backlog as of June 28, 2003. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. While these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of the Company's products.

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


ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting or in other factors during the period covered by this report that have materially affected or are likely to materially affect these controls.

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2003, the Company held its annual shareholders meeting. At the meeting, James J. Barnes and Brian C. Mullins were elected to the Board of Directors for three-year terms expiring at the annual meeting of shareholders in 2006. The term of Director Rocco L. Flaminio expired as of the 2003 shareholder meeting. The terms of Directors Richard H. Heibel, M.D. and Robert W. Kampmeinert continued after the meeting and will expire at the annual meeting of shareholders in 2004. The terms of Directors Christian L. Allison, Daniel P. Barry and David S. Egan also continued after the meeting and will expire at the annual meeting of shareholders in 2005. The results of the voting were as follows:


       -------------------------------------------------------------------------------------------------------------
        NOMINEE FOR DIRECTOR       TOTAL VOTES CAST           FOR         AGAINST       WITHHELD       ABSTAINED
       -------------------------------------------------------------------------------------------------------------
       James J. Barnes                12,844,166           9,155,771        ---        3,688,395          ---
       -------------------------------------------------------------------------------------------------------------
       Brian C. Mullins               12,844,166           11,677,740       ---        1,166,426          ---
       -------------------------------------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a) Exhibits: The following exhibits are being filed with this report:

       Exhibit
       Number     Description
       -------    -----------

         15       Letter re unaudited interim financial information

         31.1 Rule 13a - 14(a) Certification of Chief Executive Officer, filed herewith

         31.2 Rule 13a - 14(a) Certification of Chief Financial Officer, filed herewith

         32 Rule 13a -14(b) Certifications of Chief Executive Officer and Chief Financial Officer, filed herewith


(b) Reports on Form 8-K:

         1. A Report on Form 8-K was filed on April 16, 2003 under Regulation FD, which contained as an exhibit the Company's Earnings Release for the first quarter 2003.

         2. An amendment to the Report on Form 8-K originally filed on February 13, 2003 was filed on April 28, 2003, to state that proforma financial information was not required to be filed pursuant to Article 11 of Regulation S-X.

         3. A report on Form 8-K was filed on April 30, 2003 under Regulation FD, which contained as an exhibit a shareholder presentation.

         4. A report on Form 8-K was filed on May 15, 2003 under Regulation FD, which contained as an exhibit a shareholder presentation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TOLLGRADE COMMUNICATIONS, INC.
                                          (REGISTRANT)



Dated:   August 12, 2003                  /S/ CHRISTIAN L. ALLISON
                                          -----------------------------------
                                          CHRISTIAN L. ALLISON
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER





Dated:   August 12, 2003                  /S/ SAMUEL C. KNOCH
                                          -----------------------------------
                                          SAMUEL C. KNOCH
                                          CHIEF FINANCIAL OFFICER AND TREASURER





Dated:  August 12, 2003                   /S/ CHARLES J. SHEARER
                                          -----------------------------------
                                          CHARLES J. SHEARER
                                          CONTROLLER

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)


        Exhibit
        Number    Description
        -------   -----------

         15       Letter re unaudited interim financial information

         31.1 Rule 13a - 14(a) Certification of Chief Executive Officer, filed herewith

         31.2 Rule 13a - 14(a) Certification of Chief Financial Officer, filed herewith

         32 Rule 13a - 14(b) Certifications of Chief Executive Officer and Chief Financial Officer, filed herewith