Form 10-Q
period 2003-09-27
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2003-11-12
CIK 1002531

                         -------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         -------------------------------

                                    FORM 10-Q
(Mark One)

  [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                For the quarterly period ended September 27, 2003

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

                             Yes ___X___ No _______

      As of October 31, 2003, there were 13,574,820 shares of the Registrant's Common Stock, $0.20 par value per share, and no shares of the Registrant's Preferred Stock, $1.00 par value per share, outstanding.

  This report consists of a total of 38 pages. The exhibit index is on page 34.

                         TOLLGRADE COMMUNICATIONS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 27, 2003

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                      PAGE NO.
                                                                                                    --------
ITEM 1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 27, 2003 AND
              DECEMBER 31, 2002 .........................................................................3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-
              MONTH PERIODS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002..............................4

              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY FOR THE
              NINE-MONTH PERIOD ENDED SEPTEMBER 27, 2003.................................................5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIOD
              ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002............................................6

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................7

              REPORT OF INDEPENDENT ACCOUNTANTS.........................................................15

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION.......................................................................16

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................31

ITEM 4        CONTROLS AND PROCEDURES...................................................................31

PART II.  OTHER INFORMATION

ITEM 6        EXHIBITS AND REPORTS FILED ON FORM 8-K....................................................32

SIGNATURES..............................................................................................33

EXHIBIT INDEX...........................................................................................34

PART I. FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                SEPTEMBER 27, 2003      DECEMBER 31, 2002*
----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                   $  31,896,516           $  33,799,284
         Short-term investments                                         13,682,004              19,328,883
         Accounts receivable:
                  Trade                                                 10,094,445               7,946,276
                  Other                                                    54,6909                 152,290
         Inventories                                                     12,294,05              14,092,596
         Prepaid expenses and other current assets                         895,228               1,529,968
         Refundable income taxes                                           424,720                 637,156
                Deferred tax assets                                      1,743,936               1,404,122
----------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                  71,085,598              78,890,575

Property and equipment, net                                              8,527,541               7,438,870
Deferred tax assets                                                      3,055,476               2,769,573
Intangibles                                                             44,500,000              38,500,000
Goodwill                                                                19,835,083              16,161,763
Capitalized software costs, net                                          8,168,754               5,539,002
Other assets                                                               336,696                 242,115
==========================================================================================================
                  TOTAL ASSETS                                       $ 155,509,148           $ 149,541,898
==========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                            $   1,125,606           $     499,642
         Accrued warranty                                                2,565,608               1,980,520
         Accrued expenses                                                1,310,998                 748,576
         Accrued salaries and wages                                      1,002,533                 543,339
         Accrued royalties payable                                         272,533                 322,380
         Income taxes payable                                            1,352,451               1,141,293
         Deferred income                                                   810,693                 465,887
----------------------------------------------------------------------------------------------------------
                      TOTAL CURRENT LIABILITIES                          8,440,422               5,701,637

Deferred tax liabilities                                                 2,623,866               1,484,247
----------------------------------------------------------------------------------------------------------
                 TOTAL  LIABILITIES                                     11,064,288               7,185,884
Commitments and contingent liabilities                                        --                      --
Shareholders' equity:
         Common stock, $.20 par value; authorized shares,
         50,000,000; issued shares, 13,552,736 in
         2002 and 13,574,820 in 2003                                     2,714,964               2,710,547
         Additional paid-in capital                                     70,740,333              70,489,025
         Treasury stock, at cost, 461,800 shares                        (4,790,783)             (4,790,783)
         Retained earnings                                              75,780,346              73,947,225
----------------------------------------------------------------------------------------------------------
                 TOTAL  SHAREHOLDERS' EQUITY                           144,444,860             142,356,014
==========================================================================================================
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 155,509,148           $ 149,541,898
==========================================================================================================


*  Amounts derived from audited financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

================================================================================================================================
                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             -------------------------------     -------------------------------
                                                             SEPTEMBER 27,     SEPTEMBER 28,     SEPTEMBER 27,     SEPTEMBER 28,
                                                                      2003              2002              2003              2002
================================================================================================================================
REVENUES:
     Products                                                  $12,529,421       $11,260,585       $38,015,322       $38,207,243
     Services                                                    3,086,812         2,691,611         9,277,881         7,851,137
--------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES:                                                 15,616,233        13,952,196        47,293,203        46,058,380
--------------------------------------------------------------------------------------------------------------------------------
COST OF PRODUCT SALES:
     Products                                                    5,528,304         5,645,694        17,055,017        16,577,424
     Services                                                    1,010,193           867,969         2,776,240         2,722,795
     Amortization of intangibles                                   490,437           366,298         1,890,928         1,096,767
                                                                 7,028,934         6,879,961        21,722,185        20,396,986
--------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                     8,587,299         7,072,235        25,571,018        25,661,394
--------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Selling and marketing                                       2,319,913         2,162,734         6,711,353         6,804,876
     General and administrative                                  1,664,797         1,216,570         5,230,062         4,011,415
     Research and development                                    3,754,154         3,370,548        10,981,935        10,761,258
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                7,738,864         6,749,852        22,923,350        21,577,549
--------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                             848,435           322,383         2,647,668         4,083,845
     Interest and other income, net                                 76,486           150,767           308,979           588,766
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                         924,921           473,150         2,956,647         4,672,611
     Provision for income taxes                                    351,470           179,798         1,123,526         1,775,592
================================================================================================================================
NET INCOME                                                     $   573,451       $   293,352       $ 1,833,121       $ 2,897,019
================================================================================================================================
EARNINGS PER SHARE INFORMATION:
Weighted average shares of common stock and equivalents:
     Basic                                                      13,112,966        13,090,936        13,102,121        13,096,496
     Diluted                                                    13,345,743        13,216,502        13,300,250        13,340,724

Net income per common and common equivalent shares:
     Basic                                                     $       .04       $       .02       $       .14       $       .22
     Diluted                                                   $       .04       $       .02       $       .14       $       .22
================================================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003

                                   (Unaudited)

                                                                     ADDITIONAL
                          PREFERRED            COMMON STOCK           PAID-IN        TREASURY        RETAINED
                       SHARES  AMOUNT      SHARES        AMOUNT       CAPITAL          STOCK         EARNINGS      TOTAL
----------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 2002       --    $  --     13,552,736    $2,710,547   $70,489,025     $(4,790,783)   $73,947,225  $142,356,014
Exercise of common
 Stock options           --       --         22,084         4,417       196,108              --             --       200,525
Tax benefit from
 exercise of stock
 options                 --       --             --            --        55,200              --             --        55,200
Net Income               --       --             --            --            --              --      1,833,121     1,833,121
----------------------------------------------------------------------------------------------------------------------------
Balance at
   September 27, 2003    --    $  --     13,574,820    $2,714,964   $70,740,333     $(4,790,783)   $75,780,346  $144,444,860
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

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------
                                                                                       Sept. 27, 2003    Sept. 28, 2002
                                                                                       --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $1,833,121        $2,897,019
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                     3,638,461         2,820,998
         Tax benefit from exercise of stock options                                           55,200           113,769
         Refund and utilization of income taxes paid                                         212,436           522,761
         Deferred income taxes                                                               629,732           569,004
         Provision for losses on inventory                                                   301,966         2,064,518
         Disposition of slow moving and obsolete inventory                                  (295,799)         (756,518)
         Provision for allowance for doubtful accounts                                       517,307           100,000
Changes in assets and liabilities:
         Increase in accounts receivable-trade                                            (2,665,476)       (1,697,142)
         Decrease (Increase) in accounts receivable-other                                     97,600          (106,317)
         Decrease in inventory                                                             2,952,488         4,705,849
         Decrease in prepaid expenses and other assets                                       600,504           167,370
         Increase (decrease) in accounts payable                                             625,964          (633,459)
         Increase in accrued warranty                                                        288,088           204,265
         Increase in accrued expenses and deferred income                                    117,140           363,539
         Increase in accrued salaries and wages                                              459,194           396,456
         Decrease in accrued royalties payable                                               (49,847)         (290,277)
         Increase (decrease) in income taxes payable                                         211,158          (77,618)
-----------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                                9,529,237        11,364,217
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of Cheetah                                                             (14,899,010)        ---
         Redemption/maturity of investments                                                6,636,046         7,284,312
         Purchase of investments                                                            (989,167)      (14,590,032)
         Capital expenditures                                                             (2,380,399)       (1,729,818)
         Investments in other assets                                                             --            (30,532)
-----------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                  (11,632,530)       (9,066,070)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Purchase of treasury stock                                                            --          (1,625,808)
          Proceeds from exercise of stock options                                            200,525           278,175
-----------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used for) financing activities                       200,525        (1,347,633)
-----------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                      (1,902,768)          950,514
Cash and cash equivalents at beginning of period                                          33,799,284        32,105,845
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $31,896,516       $33,056,359
=======================================================================================================================

The accompanying notes are an integral part of the condensed financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month and nine-month periods ended September 27, 2003 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month and nine-month periods ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

                                                             Three Months ended                    Nine Months ended
                                                        -------------------------------     --------------------------------
                                                        Sept. 27, 2003   Sept. 28, 2002     Sept. 27, 2003    Sept. 28, 2002
                                                        --------------   --------------     --------------    --------------
Net income, as reported                                    $ 573,451       $   293,352        $ 1,833,121       $  2,897,019

Deduct: Total stock-based compensation expense based
on the fair value method for all awards, net of
related tax effects                                          395,518         1,117,816          1,402,198          3,985,477
                                                           ---------       -----------        -----------       ------------
Pro forma net income                                       $ 177,933       $  (824,464)       $   430,923       $ (1,088,458)
                                                           =========       ===========        ===========       ============

Earnings  (loss) per share:
  Basic - as reported                                      $   0.04        $     0.02         $     0.14        $      0.22
  Basic - pro forma                                        $   0.01        $    (0.06)        $     0.03        $     (0.08)

 Diluted - as reported                                     $   0.04        $     0.02         $     0.14        $      0.22
 Diluted - pro forma                                       $   0.01        $    (0.06)        $     0.03        $     (0.08)

3.  ACQUISITION AND INTANGIBLE ASSETS

On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah(TM) Status and Performance Monitoring Product Line ("Cheetah") from Acterna, LLC ("Acterna") for approximately $14,300,000 in cash. The Company also capitalized acquisition-related costs of approximately $599,000 for a total estimated cost of approximately $14,899,000. In addition, as part of the acquisition, contingent purchase consideration of up to $2,400,000 in the form of an earn-out may be payable based on certain 2003 performance targets for the acquired product line. If made, such earn-out payment would be accounted for as an addition to goodwill. The acquired assets consist principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally relate to deferred software maintenance, warranty and other obligations. The $14,300,000 due at closing and related acquisition expenses were paid from available cash and short-term investments. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired product line from February 14, 2003 forward are included in the consolidated financial statements of the Company.

The Company has made an allocation of the purchase price to the fair value of assets acquired and liabilities assumed. The allocation is subject to change based upon continuing review and determinations. Further, the purchase price may change due to the earn-out and other provisions in the purchase agreement, which would require further adjustment to the allocation of purchase price. Such adjustments may be material.

         The following summarizes the current estimated fair values as of the date of acquisition:

         Inventories                                                      $  1,160,000
         Property and Equipment, net                                           537,000
         Deferred Tax Assets                                                   116,000
         Intangible Assets:
             Customer Base                              $ 5,000,000
             Cheetah Trademark                            1,000,000
             Base Software                                2,900,000
             Proprietary Technology                       1,000,000
             Sales Order Backlog                            600,000         10,500,000
                                                      -------------
         Goodwill                                                            3,673,000
         --------------------------------------------------------------------------------
         Total Assets Acquired                                            $ 15,986,000
         --------------------------------------------------------------------------------
         Deferred Income                                                      (625,000)
         Other Liabilities                                                    (462,000)
         --------------------------------------------------------------------------------
         Total Liabilities Assumed                                        $ (1,087,000)
         --------------------------------------------------------------------------------
         NET ASSETS ACQUIRED                                              $ 14,899,000
         --------------------------------------------------------------------------------

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

         The Company intends that the base software will be used in future releases of CheetahNet (TM) (formerly NetMentor(TM)) and other software products with little change into the foreseeable future. Similarly, the proprietary technology embedded in transponder hardware is designed to have a relatively long useful life. Therefore, the Company has determined that the base software and proprietary software have a remaining useful life of ten years and are being amortized for financial reporting purposes over that period.

         The Company obtained a backlog of customer purchase orders totaling approximately $2,383,000 in connection with the Cheetah acquisition. Using a discounted cash flow analysis, the Company determined an acquired value of $600,000 for this backlog. This asset is being amortized as the related orders are being realized as sales revenue. Amortization of approximately $540,000 was recognized in cost of sales from the date of the acquisition through September 27, 2003 and it is expected that the balance of $60,000, which is included in prepaid expenses and other current assets, will be amortized in the fourth quarter of 2003.

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

                                                               (In Thousands, Except Per Share Data)
                                                    --------------------------------------------------------------
                                                         Three Months Ended               Nine Months Ended
                                                    -----------------------------    -----------------------------
                                                    Sept. 27, 2003  Sept 28, 2002    Sept. 27, 2003  Sept 28, 2002
                                                      Historical       Proforma         Proforma        Proforma
                                                    --------------  -------------    --------------  -------------
Revenues                                               $ 15,616        $ 19,348         $48,656         $ 62,246
----------------------------------------------------------------------------------------------------------------

Income from operations                                      848           1,972           3,318            8,086
----------------------------------------------------------------------------------------------------------------

Net income                                                  573           1,274           2,250            5,252
----------------------------------------------------------------------------------------------------------------

Diluted earnings per share                             $   0.04        $   0.10         $  0.17         $   0.39
----------------------------------------------------------------------------------------------------------------


The proforma results of operations for the nine months ended September 27, 2003 include revenues of Acterna for the Cheetah product line through February 13, 2003, the date of acquisition. Revenues for 2002, cost of sales and operating expenses for proforma determinations were based on historical information provided by Acterna with proforma adjustments made to adjust gross margins to 50% of revenues and to adjust operating expenses based upon the Company's financial plan for Cheetah for 2003. These adjustments were made to reflect significant changes to operations made by the Company since the acquisition. This proforma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have incurred had the Cheetah product line acquisition been consummated on January 1, 2002. In addition, these results are not intended to be a projection of future results.

The following information is provided regarding the Company's intangible assets:

                                            As of September 27, 2003           As of December 31, 2002
                                         -----------------------------      -----------------------------
                                           Gross                              Gross
                                         Carrying        Accumulated        Carrying         Accumulated
                                          Amount         Amortization        Amount          Amortization
                                         --------        ------------       --------         ------------
Amortized intangible assets:
  Current:
     Sales Order Backlog               $   600,000       $   539,655       $      --         $      --
  Long Term:
Developed  product software              7,452,714         2,940,210         7,368,100         1,829,098
Base Software - Cheetah                  2,900,000           181,250              --                --
 Proprietary Technology                  1,000,000            62,500              --                --
                                       -----------------------------       -----------------------------
                                        11,952,714         3,723,615       $ 7,368,100       $ 1,829,098
                                       =============================       =============================

Non-amortized intangible assets:
  LoopCare trade name                  $ 1,300,000       $      --         $ 1,300,000       $      --
  Base software - LoopCare               5,200,000              --           5,200,000              --
  Post warranty maintenance                                     --                                  --
      service agreements                32,000,000              --          32,000,000              --
  Customer Base - Cheetah                5,000,000              --                --                --
  Cheetah Trademark                      1,000,000              --                --                --
                                       -----------------------------       -----------------------------
                                       $44,500,000       $      --         $38,500,000       $      --
                                       =============================       =============================



         Estimated amortization expense for the years ended:

                 December 31, 2003      $ 2,424,699
                 December 31, 2004        1,880,543
                 December 31, 2005        1,880,543
                 December 31, 2006        1,515,543
                 December 31, 2007          416,446

4. INVENTORIES

At September 27, 2003 and December 31, 2002, inventories consisted of the following:

                                                                           September 27,        December 31,
                                                                               2003                2002
                                                                           -------------        ------------
         Raw materials .............................................       $  8,353,314        $  9,726,789
         Work in process ...........................................          4,515,342           4,518,164
         Finished goods ............................................          1,774,403           2,190,476
                                                                           ------------        ------------
                                                                           $ 14,643,059        $ 16,435,429
         Allowance for slow moving and
            obsolete inventory .....................................         (2,349,000)         (2,342,833)
                                                                           ------------        ------------
                                                                           $ 12,294,059        $ 14,092,596
                                                                           ============        ============

5. SHORT-TERM INVESTMENTS

Short-term investments at September 27, 2003 and December 31, 2002 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.

The Company classifies its investment in all debt securities as "held to maturity," as the Company has the positive intent and ability to hold the securities to maturity.

The estimated fair values of the Company's financial instruments are as follows:

                                                            September 27,                        December 31,
                                                                 2003                                2002
                                                       -------------------------           -------------------------
                                                       Carrying            Fair            Carrying             Fair
                                                        Amount             Value            Amount             Value
                                                       --------            -----           ---------           -----
Financial assets:
Cash and cash equivalents .....................       $31,896,516       $31,896,516       $33,799,284       $33,799,284
Short-term investments ........................        13,682,004        13,681,855        19,328,883        19,257,039
                                                      -----------       -----------       -----------       -----------
                                                      $45,578,520       $45,578,371       $53,128,167       $53,056,323
                                                      ===========       ===========       ===========       ===========

6. INCOME PER COMMON SHARE

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

The calculation of net income per common and common equivalent shares follows:

                                                  Three Months         Three Months         Nine Months          Nine Months
                                                     Ended                Ended                Ended                Ended
                                               September 27, 2003   September 28, 2002   September 27, 2003   September 28, 2002
--------------------------------------------------------------------------------------------------------------------------------
Net income                                        $   573,451          $   293,352          $ 1,833,121          $ 2,897,019
--------------------------------------------------------------------------------------------------------------------------------
Common and common equivalent shares:

Weighted average number of common shares
Outstanding during the period                      13,112,966           13,090,936           13,102,121           13,096,496

Common shares issuable upon exercise
of outstanding stock options:

   Diluted                                            232,777              125,566              198,129              244,228

Common and common equivalent shares
Outstanding during the period:

   Diluted                                         13,345,743           13,216,502           13,300,250           13,340,724
================================================================================================================================
Earnings per share data

Net income per common and common

Equivalent shares:

   Basic                                          $       .04          $       .02          $       .14          $       .22

   Diluted                                        $       .04          $       .02          $       .14          $       .22


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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provisions of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies footnote in the financial statements of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has elected to continue to follow the disclosure-only provisions of SFAS No. 123 and adopted the disclosure provisions of SFAS No. 148.

On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain provisions of FIN 46 were effective for the Company after January 31, 2003 and did not have a material impact on the Company's results of operations or financial condition. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003.

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

The Company early adopted Emerging Issues Task Force (EITF) Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which applies to all deliverables within contractually binding arrangements that include multiple revenue-generating activities. This issue was finalized in May of 2003 and did not have a material impact on the Company's results of operations or financial condition.

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

                                                                   Three Months Ended                   Nine Months Ended
                                                            --------------------------------     -------------------------------
                                                            Sept. 27, 2003    Sept. 29, 2002     Sept. 27, 2003   Sept. 28, 2002
--------------------------------------------------------------------------------------------------------------------------------
Balance at the beginning of the period                        $ 3,123,000       $ 2,275,000       $ 1,981,000       $ 2,068,000
Accruals for warranties
  issued during the period                                        234,000           183,000           900,000           411,000

Accruals related to pre-existing warranties                      (264,000)          (51,000)          (56,000)          215,000

Cheetah opening accrual                                          (321,000)             --             297,000              --

Settlements during the period                                    (206,000)         (135,000)         (556,000)         (422,000)
---------------------------------------------------------------------------------------------------------------------------------

Balance at the end of the period                              $ 2,566,000       $ 2,272,000       $ 2,566,000       $ 2,272,000
=================================================================================================================================

The Company had recorded $618,000 on the Cheetah opening balance sheet to provide an estimated accrual for pre-acquisition warranty costs for the Cheetah products. This accrual was decreased to $297,000 through an adjustment to goodwill in the current quarter to finalize the opening balance sheet accrual. This estimate utilizes actual warranty experience.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tollgrade Communications, Inc. and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and its subsidiaries as of September 27, 2003, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 27, 2003 and September 28, 2002 and the condensed consolidated statement of cash flows for the nine-month periods September 27, 2003 and September 28, 2002 and the statement of changes in shareholders' equity for the nine-month period ended September 27, 2003. These financial statements are the responsibility of the Company's management.

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




/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
October 15, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those contained in Item 2- Management's Discussion and Analysis of Results of Operations and Financial Condition, along with statements in other reports filed with the Securities and Exchange Commission (the "SEC"), external documents and oral presentations, which are not historical facts are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as "will," "believes," "intends," "expects," "plans," "could" or "may," or the negatives thereof, other variations thereon or comparable terminology, relate to, among other things, projected cash flows which are used in the valuation of intangible assets, the anticipated results of negotiations for purchase orders and other customer purchase agreements, the ability to utilize deferred and refundable tax assets, opportunities which the Services group offers to customers, the potential loss of certain customers, the timing of orders from customers, the effect of consolidations in the markets to which Tollgrade Communications, Inc. (the "Company") sells, the effects of the economic slowdown in the telecommunications and cable industries, the possibility of future provisions for slow moving and obsolete inventory, and the effect on earnings and cash flows of changes in interest rates. The Company does not undertake any obligation to publicly update any forward-looking statements.

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

Disputes between the Company's customers and their organized labor groups could cause those customers to reduce or curtail their purchase of the Company's products until the resolution of such disputes, which would adversely affect revenues.

The introduction of improved products or services or reduced prices by the Company's competitors could reduce the demand for the Company's products and services and adversely affect revenues.

The Company's sales of its core Metallic Channel Unit ("MCU(R)") technology largely depends on the rate of customer deployment of new, and retrofitting of existing, Digital Loop Carrier ("DLC") systems in the United States. Any further significant decline in the rate of DLC deployment, or saturation of existing domestic markets or portions thereof, could have an adverse affect on the Company's future results.

If the Company proves unable to respond effectively to technological change in its industry, such as an evolution of the telephone network from circuit to packet-based or the cable industry testing protocols from proprietary to standardized, by developing new products and services and obtaining customer approval and acceptance of its products and services, demand for the Company's products and services could be adversely affected, which would adversely affect revenues.

The Company is dependent on a relatively narrow range of products and a small number of large customers. As a result, the failure of one or a small number of the Company's products to gain or maintain acceptance in the marketplace, or the decision by one or a few of the Company's customers to curtail their purchases of the Company's products, could have an adverse effect on revenues.

If one or more of a small number of key employees of the Company were to cease to be associated with the Company, the Company's future results could be adversely affected.

If the Company is unable to successfully assert and defend its proprietary rights in the technology utilized in its products, or if third parties were able to successfully assert that the Company's use of technology infringed upon the proprietary rights of others, the future results of the Company could be adversely affected.

If one or more of the Company's products were to prove to be defective, the Company's relationships with its customers could be jeopardized and the Company could be subject to potential liability, which would adversely affect the Company's future results.

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

In 2001, the Company purchased certain assets of the LoopCare(TM) product line from Lucent. The acquired assets consisted principally of LoopCare software base code and developed enhancements, as well as the rights to existing maintenance contracts for the LoopCare software, while the assumed liabilities principally relate to deferred software maintenance and warranty obligations under contract. Revenues from the sales of LoopCare software base code or developed enhancements are either reported separately or as part of the Company's revenues attributable to test system products in which the software is an essential functional component, while the revenues from maintenance contracts are reflected as part of the Company's Services revenues.

On February 13, 2003, the Company purchased certain assets and assumed certain liabilities related to the Cheetah(TM) Status and Performance Monitoring Product Line from Acterna, LLC. The acquired assets consisted principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally related to deferred software maintenance, warranty and other obligations. The product line consists of a full complement of system software and hardware designed to allow cable television providers to test, monitor and maintain their operating systems. The Cheetah offerings also include installation and maintenance services.

The Company has determined that its business has one reportable segment in the test assurance industry. All product sales are considered components of the business of testing infrastructure and networks for the telecommunications and cable television industries. Although the Company does internally develop sales results associated with the various product categories, this information is not considered sufficient for segment reporting purposes and the chief operating decision maker does not make critical decisions or allocate assets based solely on this information. The Company's products and services have similar economic characteristics, the same or similar production processes, and are sold to similar types or classes of customers in, or entering into, the telecommunications and cable businesses through similar distribution means. The LoopCare software product line was acquired by the Company to broaden its DigiTest(R) test platform into a system level offering, to contribute to the Company's revenue base, and as a competitive defense to protect the Company's MCU and DigiTest products' market share. The Cheetah products were acquired to establish the Company as the market leader within the global cable broadband marketplace. The combination of the newly acquired Cheetah operation and CheetahLight(TM) (formerly LIGHTHOUSE(TM)) provide a complete line of solutions for customers network monitoring needs.

The Company's proprietary telecommunications test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" ("POTS") lines containing both copper and fiber optics.

The Company's DigiTest centralized network test system platform, which includes certain LoopCare software base code and developed enhancements, focuses on helping local exchange carriers conduct the full range of fault diagnoses, along with the ability to qualify, deploy and maintain next generation services that include Digital Subscriber Line ("DSL") service and Integrated Services Digital Network ("ISDN") service. The Company also sells LoopCare base code software primarily to competitive local exchange carriers ("CLECs") to be used with test heads other than the Company's DigiTest products. The Company's DigiTest system is designed to provide the complete solution for testing POTS and performing local loop prequalification for DSL services. The system currently consists of the comprehensive LoopCare diagnostic software, as well as integrated pieces of hardware, including the Digital Measurement Node ("DMN"), the Digital Measurement Unit ("DMU"), the Digital Wideband Unit ("DWU") and the Digital Wideband Node ("DWN"). The Company recently released the next generation of its DigiTest products, the DigiTest EDGE(TM) test head, developed as a global platform for broadband test applications. This new test head has been undergoing field trials at RBOC and other customer sites. During the third quarter, the Company had a modest, first sale of the DigiTest EDGE product to an incumbent local exchange carrier ("ILEC"), which made a $79,000 contribution to revenues. When used in an integrated fashion, the DigiTest system permits local exchange carriers to perform a complete array of central office testing including POTS, DSL line prequalification, bridged tap detection, data rate prediction, and in-service wideband testing.

The Company's LoopCare software products consist primarily of engineered enhancements to the LoopCare base code software, which result in increased connectivity and versatility of LoopCare within the customers' existing quality assurance systems.

The Company's cable hardware and software products, which are being integrated, offer a complete cable status and performance monitoring system that provides a comprehensive testing solution for the broadband Hybrid Fiber Coax distribution system. The offerings include the CheetahLight and CheetahNet(TM) (formerly NetMentor(TM)) software systems and maintenance, head-end controllers, return path switch hardware, transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes.

The cornerstones of the Company's Services offerings are the Testability Improvement Initiatives. These Services may offer the customer the opportunity to make improvements in testability levels while training their own staffs in targeted geographic regions over a defined period of time. In this way, the customers' internal repair technicians can make use of automated systems to diagnose and repair subscriber loop problems, thereby eliminating the need for the involvement of several highly trained employees. The Services business was considerably expanded upon the acquisition of software maintenance contracts related to the LoopCare and CheetahNet software product lines.

The Company's primary customers for its telecommunication products and services are the four RBOCs as well as major independent telephone companies and certain digital loop carrier ("DLC") equipment manufacturers. For the third quarter ended September 27, 2003, approximately 55.1% of the Company's total revenue was generated from sales to these four RBOC customers. During the third quarter of 2003, sales to three RBOC customers (SBC, Bell South and Verizon) individually exceeded 10% of consolidated revenues and on a combined basis, comprising approximately 50.7% (21.8%, 14.5% and 14.4%, respectively) of the Company's net sales for the period. Due in part to diversification in the Company's product lines which resulted from the acquisition of the LoopCare and Cheetah product lines, the percentage of revenue generated from the Company's RBOC customers has declined from levels previously seen. Due to the Company's present dependency on these key customers, the potential loss of one or more of them as a customer or their reduction of orders for the Company's products could materially and adversely affect the Company.

The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors, including the timing of orders from, shipments to, and acceptance of software by the RBOC customers and significant independent telephone companies. This timing is particularly sensitive to various business factors within each of the RBOC customers, including the availability of funds in their capital and expense budgets, their relationships with various organized labor groups and a tendency for the RBOC customers to place large orders for shipment of hardware and software near the end of a quarter. In addition, the markets for the Company's products, specifically LoopCare, DigiTest and Cheetah, are highly competitive. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.

The Company believes that recent and continuing changes within the telecommunications equipment marketplace, including industry consolidation, as well as the Company's ability to successfully penetrate certain new markets, have required it to grant more favorable terms to some of its customers. In addition, certain customers have consolidated product purchases, translating into large bulk orders for the Company's products. These customers, partly in response to discounting programs, tend to place these large bulk orders toward the end of a quarter for shipment of large quantities of hardware and software in the last month of the quarter. Although the Company will continue to strive to meet the demands of its customers, which include the delivery of quality products at an acceptable price and on acceptable terms, there can be no assurance that the Company will be successful in negotiating acceptable terms and conditions in customer purchase orders or customer purchase agreements. Additionally, efforts among the RBOC customers to consolidate their inventory and product procurement systems could cause fluctuations or delays in the Company's order patterns.

Consolidation in the cable industry, as well as the adoption of industry standards to allow transponders to function among various status monitoring systems, could and have caused pricing pressure as competitors have begun lowering product pricing, which may adversely affect revenues from sales of the Company's cable products. Moreover, further evolution of cable industry standards could eliminate the need for some of the

Company's customers to purchase certain status monitoring equipment otherwise required for proprietary implementations, which could adversely affect revenues. Further, a recent court decision may lead the Company's cable customers to share their high-speed internet, or broadband, networks with competing internet service providers. Markets for the Company's cable products have been and may continue to be highly competitive and difficult for the foreseeable future. The Company cannot predict such future events or business conditions and the Company's results could be adversely affected by these industry trends in the primary markets its serves.

International sales were approximately 2.6% of total revenues in the third quarter ended September 27, 2003. The Company believes that certain international markets may offer opportunities, however, the markets differ from those found domestically due to the different types and configurations of equipment used by those international communication companies to provide services. In addition, certain competitive elements are found internationally which do not exist in the Company's domestic markets. These factors, when combined, have made entrance into international markets difficult. From time to time, the Company has utilized the professional services of various marketing consultants to assist in defining the Company's international market opportunities.

It has been determined that present MCU technology offers limited opportunities in certain international markets for competitive and technological reasons. The Company continues to actively pursue opportunities for its other products, including its LoopCare software and DigiTest hardware products in international markets. In order to fully pursue those opportunities, it will be necessary for the Company to either undertake research and development efforts to overcome technological barriers that exist in interfacing those products with existing international telecommunications services equipment or acquire such technology. The Cheetah cable products have a presence and acceptance in Europe and China and the Company intends to capitalize and expand upon that presence.

Given these risks, there can be no assurance that continued efforts by the Company will be successful or that the Company will achieve significant international sales with any of its product lines. In addition, Lucent, while continuing to market its DSL services, has reduced its research and development efforts in this area, which could have an adverse effect on the Company's deployment of LoopCare internationally through the Lucent OEM channel. The Company's LoopCare OEM resale agreement with Lucent, which was scheduled to expire on September 30, 2003, has been extended through December 31, 2003 as renewal discussions continue. Although the Company expects to renew this agreement, there can be no guarantee that such agreement will be completed which could eliminate sales through this channel. Further, the international markets introduce the risk of loss from currency fluctuations. While the Company endeavors to price its products in U. S. dollars, this is not always possible and may be less so in the future. Many international customers are also small and undercapitalized which presents possible exposure to credit losses to a greater degree than has historically been seen from domestic customers.

The Company believes that its future growth will continue to be affected by the economic slowdown in the telecommunications industry as established RBOC and large ILEC customers strive to further reduce their capital and operating expense budgets, which will directly impact RBOC and ILEC ordering patterns and quantities. The Company believes that its RBOC and ILEC customers have restricted their capital expenditure budgets in response to market conditions, such as the loss of local telephone subscriber lines to cable and wireless competitors, the after-effects of overspending in 1999 and 2000, indecision regarding long-term network architectures and the impact of Federal Communications Commission ("FCC") rule changes. In addition, sales of the Company's core MCU technology to these RBOC and ILEC customers largely depends on the rate of customer deployment of new and retrofitting Digital Loop Carrier ("DLC") systems. The rate of DLC deployment has declined from levels previously seen in the market. Further decline in DLC deployment or saturation of existing domestic markets or portions thereof, could cause demand for the MCU products to decline going forward.

Emerging technologies, such as the development of packet-based internet voice communication and the evolution in the cable industry toward industry-standardized technology, may also reduce the demand for the Company's current products. In addition, certain emerging carriers continue to be hampered by financial instability caused in large part by a lack of access to capital. Due to the effect of these adverse conditions, the Company will continue to evaluate its investments in production, marketing and research and development expenses and will monitor, control or decrease expense levels, as appropriate.

The Company also believes that future growth will depend, in part, on its ability to design and engineer new products and, therefore, the Company incurs significant research and development costs. Research and development expenses as a percentage of revenues were approximately 24% in both the third quarter of 2003 and the third quarter of 2002.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company's financial statements have been prepared. A comprehensive review of these policies is contained in the Company's 2002 Annual Report on Form 10-K filed on March 26, 2003 and in its Quarterly Reports on Form 10-Q for the periods ending March 29, 2003 and June 28, 2003 filed on May 13, 2003 and August 12, 2003, respectively. There were no significant changes in these policies or the application thereof during the third quarter of 2003.


                              RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO PART I, ITEM 1 OF THIS REPORT

             THIRD QUARTER OF 2003 COMPARED TO THIRD QUARTER OF 2002

REVENUES

The Company's Revenues for the third quarter of 2003 were $15,616,000, an increase of $1,664,000 or 11.9% over the revenues of $13,952,000 reported for the third quarter of 2002. The third quarter 2003 results include revenues for the Cheetah product line acquired on February 13, 2003.

MCU product line revenues were $6,559,000 in the third quarter of 2003, an increase of $2,008,000 from revenues for the year earlier quarter of $4,551,000. While RBOC customers are continuing to restrain capital spending in traditional POTS line areas such as Digital Loop Carrier deployment, strength in the current quarter came primarily from increased sales to an RBOC under a remote measurement unit replacement program and to an original equipment manufacturer under targeted marketing programs. MCU sales comprised 42.0% of total third quarter 2003 revenues compared to 32.6% for the third quarter of 2002. MCU sales are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future.

Sales of the Company's DigiTest system products, which include LoopCare software, decreased 42.0% between quarterly periods. In the third quarter of 2002, DigiTest revenues benefited from a major centralized test head replacement program at an RBOC customer while no similar project was in progress in the third quarter of 2003. The 2003 quarter included sales to both RBOC and CLEC accounts for Loop Test System (LTS) modernization as well as initial DigiTest system sales to new CLEC customers. DigiTest product sales for the third quarter of 2003 were $2,433,000, a decrease of $1,760,000 from the year earlier quarter, and represented 15.6% of total revenue for the current quarter compared to 30.0% for the third quarter of 2002.

The Company had no sales of LoopCare software products separate and unrelated to DigiTest system products during the third quarter of 2003, compared to revenues of $686,000 in the third quarter of 2002. LoopCare software enhancement revenue tends to be uneven from period to period due to the timing of feature availability, extended business case approval and customer budget constraints. The Company believes that the lack of LoopCare software sales in the present quarter is not necessarily reflective of a trend, but is attributable to the uneven nature of the software sales process. LoopCare software product sales comprised 4.9% of total revenues during the third quarter of 2002.

Services revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, were approximately $3,086,000 in the third quarter of 2003, or 19.8% of total quarterly revenues compared to 19.4% for the prior year quarter. Services revenues increased $379,000 over the results of the third quarter of 2002 with revenue from CheetahNet software maintenance fees contributing $339,000 to this increase. LoopCare software maintenance also increased over the prior year period, substantially offset by a decrease of 29% in the Company's traditional testability improvement services.

Overall sales of cable hardware and software products were $3,538,000 in the third quarter of 2003, an increase of $2,764,000 or 357.1% from the prior year's quarter. The new Cheetah line contributed $3,391,000 to the current quarter revenues. CheetahLight (formerly LIGHTHOUSE) product sales were $147,000 in the third quarter of 2003, a decrease of 81.0% from the $774,000 reported for the year earlier period. The decrease is largely attributable to uneven ordering patterns created by changes in procurement procedures related to the merger of Comcast and AT&T. Combined sales of cable status monitoring system products amounted to 22.6% of total third quarter 2003 revenue compared to 5.5% for the prior year quarter. The Company's acquisition of the Cheetah product line has given the Company a greater market share in this industry, and created additional product diversification, causing cable product revenues to encompass a greater share of total Company revenues.

During the third quarter of 2002, the Company recognized sales of $977,000 or 7.0% of revenues from a major central office test system upgrade package delivery which included hardware resale and services and an additional 0.6% of sales came from other products.

Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to, the timing of significant orders from, shipments to, and acceptance of software by RBOC customers, and are not necessarily indicative of long-term trends in sales of the Company's products.

GROSS PROFIT

Gross profit for the third quarters of 2003 and 2002 were $8,587,000 and $7,072,000, respectively, representing an increase of $1,515,000 or 21.4% from the results of the prior year's quarter and resulting primarily from additional sales volume related to the Cheetah products. Gross profit as a percentage of revenues increased to 55.0% in the third quarter of 2003 compared to 50.7% in the same quarter last year. The increase in gross profit as a percentage of sales resulted from a mix of factors. Valuation provisions in the third quarter of 2002 for inventory were $625,000 higher than in the corresponding current year quarter. In addition, the third quarter of 2002 included $977,000 of revenues from a relatively low margin resale of third party hardware. Margin improvement in the third quarter of 2003 also resulted from $162,000 of reduced warranty costs. These factors more than offset the lack of higher margin LoopCare software revenue and the effect of the new Cheetah product sales that produce comparatively lower margins due to competitive CATV markets. The Company's gross margin is and will continue to be highly sensitive to the mix of products shipped, the level of operations and the level of reserves required for slow moving and obsolete inventory.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the third quarter of 2003 was $2,320,000 compared to $2,163,000 for the third quarter of 2002. The increase of $157,000 or 7.3% is due primarily to the inclusion of Cheetah expenses of $351,000 and higher test and evaluation expenses of $92,000, partially offset by lower salaries and wages of $170,000, and lower sales commissions of $117,000 in other parts of the business. As a percentage of revenues, selling and marketing expenses decreased from 15.5% in the third quarter of 2002 to 14.9% in the third quarter of 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the third quarter of 2003 was $1,665,000, an increase of $448,000 or 36.8% from the $1,217,000 recorded in the third quarter of 2002. The increase is attributable primarily to the addition of $272,000 of expenses related to the recently acquired Cheetah product line, including a related provision for bad debts of $187,000, as well as higher general business insurance and professional service costs. As a percentage of revenues, general and administrative expenses increased to 10.7% in the third quarter of 2003 from 8.7% in the third quarter of 2002.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense in the third quarter of 2003 was $3,754,000, an increase of $383,000 or 11.4% from the $3,371,000 recorded in the third quarter of 2002. The increase resulted from the addition of Cheetah research and development expenses of $823,000, partially offset by estimated savings of $480,000 resulting from a general reduction in work force at the end of the third quarter of 2002. As a percentage of revenues, research and development expense decreased to 24.0% in the third quarter of 2003 from 24.2% in the year earlier quarter.

INTEREST AND OTHER INCOME

Interest and other income, composed primarily of interest income in both quarterly periods, was $76,000 in the third quarter of 2003 compared to $151,000 for the third quarter of 2002, representing a decrease of $75,000 or 49.7%. This decrease was the result of both the lower market yields on short-term interest bearing investments compared with the prior year quarter and fewer funds available for investment due to the acquisition of the Cheetah product line in February 2003.

PROVISION FOR INCOME TAXES

The provision for income taxes for the third quarter of 2003 was $351,000, an increase of $171,000 or 95.0% from the $180,000 recorded for the third quarter of 2002. The effective income tax rate for both periods was estimated at approximately 38% of pretax income.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the third quarter of 2003 was $573,000, an increase of $280,000 or 95.6% over the $293,000 recorded in the third quarter of 2002. Basic and diluted earnings per common share of $0.04 for the third quarter of 2003 were double the $0.02 earned in the third quarter of 2002. Basic and diluted weighted average common and common equivalent shares outstanding were 13,112,966 and 13,345,743, respectively, in the third quarter of 2003 compared to 13,090,936 and 13,216,502, respectively, in the third quarter of 2002. As a percentage of revenues, net income for the third quarter of 2003 increased to 3.7% from 2.1% for the third quarter of 2002.





                       RESULTS OF OPERATIONS YEAR-TO-DATE
                NINE MONTHS ENDED SEPTEMBER 27, 2003 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 28, 2002

REVENUES

For the first nine months of 2003, revenues were $47,293,000 compared to $46,058,000 for the same period of 2002, representing an increase of $1,235,000 or 2.7%. The third quarter 2003 results include revenues for the Cheetah product line that the Company acquired on February 13, 2003.

Sales of the Company's MCU products were $17,407,000 in the current period, a decrease of $4,203,000 or 19.4% from sales of $21,610,000 in the same period of 2002. MCU product line revenues decreased in the first nine months of 2003 compared with the prior year period due to the continuing budget restrictions of the RBOCs and the effects from subscriber POTS line losses and reduced legacy DLC deployment and utilization. This reduced demand in the period was partially offset by increased MCU shipments to original equipment manufacturers of next generation DLC systems which are being utilized to facilitate DSL broadband rollout in the domestic RBOC market. MCU sales comprised 36.8% of total revenue for the first nine months of 2003 compared to 46.9% for the year earlier period.

Sales of the Company's DigiTest system products, which include LoopCare system software, were $5,584,000, a decrease of $1,273,000 or 18.6% between nine-month periods due primarily to two factors, a reduction of DigiTest hardware sales to an RBOC customer that had completed a major test head replacement program in the 2002 period and due to a reduction in sales to Sprint Canada. Sales of DigiTest products represented 11.8% of total revenue for the first nine months of 2003 compared to 14.9% for the first nine months of 2002.

Sales of LoopCare software products separate and unrelated to DigiTest system products were $2,699,000 in the first nine months of 2003, a reduction of $3,412,000 or 55.8% between the nine-month periods. Sales in 2003 were made primarily to two RBOC customers. In the first nine months of 2002, 66.9% of the Company's LoopCare revenues resulted from significant software enhancement sales to a third RBOC customer. LoopCare software enhancement revenue tends to be uneven from period to period due to the timing of feature availability, extended business case approval and customer budget constraints. LoopCare product software sales comprised 5.7% of total revenues during the first nine months of 2003 compared to 13.3% in the year earlier period.

The Company's Services revenues for the first nine months of 2003 were $9,323,000, an increase of $1,471,000 or 18.7% over the similar period in 2002. The increase is due primarily to the inclusion of $823,000 from software maintenance related to the new Cheetah product line and increased LoopCare software maintenance of $613,000. Service revenues are derived primarily from RBOC customers and include installation oversight and project management services. These revenues represented 19.7% of total revenue for the first nine months of 2003 compared to 17.0% in the year earlier period.

Overall sales of CATV hardware and software products were $12,280,000, an increase of $9,846,000 or 404.5% from results of the first nine months of 2002. The new Cheetah line contributed $9,397,000 to this increase. CheetahLight (formerly LIGHTHOUSE) product sales were $2,883,000, an increase of 18.4% from the $2,434,000 reported for the year earlier period, primarily attributable to shipments to a new domestic customer in 2003. Combined sales of cable status monitoring system products amounted to 26.0% of total revenue for the first nine months of 2003 compared to 5.3% for the same period of 2002.

During the first nine months of 2002, the Company recognized sales of $1,034,000 or 2.3% of revenues from a major central office test system upgrade package delivery which included hardware resale and services and an additional 0.3% of sales came from other products.


GROSS PROFIT

Gross profit for the first nine months of 2003 was $25,571,000 compared to $25,661,000 for the first nine months of 2002, representing a decrease of $90,000 or 0.4%. Gross profit as a percentage of revenues decreased to 54.1% in the first nine months of 2003, compared to 55.7% in the same period last year. The slight decline was caused mostly by lower sales of higher margin MCU and DigiTest hardware and LoopCare software, with such sales being substantially replaced by the addition of lower margin Cheetah and higher CheetahLight cable product sales. Other factors that negatively affected margins in the 2003 nine-month period were greater amortization expense of $798,000 associated with the Cheetah acquisition and higher provisions for warranty expense of $218,000. Partially offsetting these negative factors is reduced expense for slow moving and obsolete inventory of $1,815,000 in the first nine months of 2003 compared to the first nine months of 2002. The amortization expense related to the Cheetah acquisition included $540,000 of amortization of purchased sales order backlog, of which only $60,000 remains to be amortized at September 27, 2003.

SELLING AND MARKETING EXPENSE

Selling and marketing expense for the first nine months of 2003 was $6,711,000 compared to $6,805,000 for the first nine months of 2002. This decrease of $94,000 or 1.4% was attained despite the inclusion of $862,000 of expenses related to the acquired Cheetah product line. Cost reductions in other areas of the business resulted primarily from decreased salaries and wages of $621,000, reduced travel expenses of $251,000 and reduced commissions of $251,000 commissions, offset by higher test and evaluation expenses of $180,000. As a percentage of revenues, selling and marketing expenses decreased to 14.2% in the first nine months of 2003 from 14.8% in the same period of 2002.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the first nine months of 2003 was $5,230,000, an increase of $1,219,000 or 30.4% from the $4,011,000 recorded in the first nine months of 2002. The increase is attributable primarily to the addition of $776,000 in expenses from the Cheetah product line, which includes a $530,000 provision for bad debts. Expenses also increased due to higher business insurance, incentive compensation and professional services costs. As a percentage of revenues, general and administrative expenses increased to 11.1% in the first nine months of 2003 from 8.7% in the same period of 2002.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense for the first nine months of 2003 was $10,982,000, an increase of $221,000 or 2.1%, from the $10,761,000 recorded in the first nine months of 2002. The overall increase includes $1,870,000 of additional expenses related to the acquired Cheetah product line, largely offset by an estimated decrease of $1,440,000 of expenses associated with a general reduction in work force at the end of the third quarter of 2002. As a percentage of revenues, research and development expense decreased to 23.2% in the first nine months of 2003 from 23.4% in the similar period of 2002.

INTEREST AND OTHER INCOME

Interest and other income is comprised primarily of interest income in both nine month periods. For the first nine months of 2003, interest and other income was $309,000 compared to $589,000 for the first nine months of 2002, a decrease of $280,000 or 47.5%. This decrease is the result of both lower market yields on short-term interest bearing investments compared with the prior year period and fewer funds available for investment due to the acquisition for cash of Cheetah in February 2003.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first nine months of 2003 was $1,124,000, a decrease of $652,000 or 36.7% from the $1,776,000 recorded for the first nine months of 2002. The effective income tax rate for both periods was estimated at approximately 38% of pretax income.

NET INCOME AND EARNINGS PER SHARE

As a result of the above factors, net income for the first nine months of 2003 was $1,833,000, a decrease of $1,064,000 or 36.7% from the $2,897,000 recorded in the first nine months of 2002. Basic and diluted earnings per common share of $0.14 for the first nine months of 2003 decreased by $0.08 or 36.4% from the $0.22 earned in the first nine months of 2002. Basic and diluted weighted average common and common equivalent shares outstanding were 13,102,121 and 13,300,250, respectively, in the first nine months of 2003 compared to 13,096,496 and 13,340,724, respectively, in the first nine months of 2002. As a percentage of revenues, net income for the first nine months of 2003 decreased to 3.9% from 6.3% for the first nine months of 2002.


CHEETAH ACQUISITION

On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah(TM) Status and Performance Monitoring Product Line from Acterna, LLC for approximately $14,300,000 in cash. The Company also capitalized acquisition related costs of approximately $599,000 for a total cost of approximately $14,899,000. In addition, as part of the agreement, contingent purchase consideration of up to $2,400,000 in the form of an earn-out may be payable based on certain 2003 performance targets for the acquired product line. The acquired assets consisted principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally related to deferred software maintenance, warranty and other obligations. The $14,300,000 due at closing and related acquisition expenses were paid from available cash and short-term investments. The Company believes that the acquired product line complements its current cable operations and positions the Company as a leading supplier of testing equipment and software for the cable industry. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired product line from February 14, 2003 forward are included in the consolidated financial statements of the Company. The purchase price allocation will be finalized when all relevant amounts have been determined. An adjustment was made in the current quarter to reduce the estimated acquired warranty liability by $320,500 to $297,000 based upon experience to date. Adjustments will be made to the various assets acquired and liabilities assumed based on final valuations, and such adjustments may be material.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $62,645,000 as of September 27, 2003, a decrease of $10,544,000 or 14.4%, from the $73,189,000 of working capital as of December 31, 2002. The decrease in working capital is primarily the result of the purchase of the Cheetah product line and related acquisition expenses for $14,899,000 in cash on February 13, 2003, partially offset by working capital generated from operations in excess of purchases of property and equipment. As of September 27, 2003, the Company had $45,579,000 of cash, cash equivalents and short-term investments that are unrestricted and available for corporate purposes, including acquisitions and other general working capital requirements.

The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the "Facility") with a bank. Under the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. A maximum leverage ratio restricts total borrowings of the Company to approximately $17,550,000 during the fourth quarter of 2003. Commitment fees are payable quarterly at a rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with the acquisition of the Cheetah product line to adjust the determination of base net worth. As of September 27, 2003 and currently, there are no outstanding borrowings under the Facility, and the Company is in compliance with all debt covenants. Borrowings for working capital are not currently anticipated, as the Company believes its cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.

The Company expects to incur capital expenditures totaling approximately $3,000,000 in 2003 including post-acquisition capital expenditures of $1,857,000 related to the acquired Cheetah product line. The Company's asset purchases include test fixtures and development systems, computer and office equipment as well as purchases of MIS/IT infrastructure and leasehold improvements for Cheetah.

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


COMMITMENTS

The Company leases office space and equipment under agreements that are accounted for as operating leases. The office lease for the Cheswick facility expires December 31, 2003 and is extended to December 31, 2005. The equipment leases expire in August 2005 for the Cheswick facility and January 2007 for the Bridgewater facility. On February 18, 2003, the Company entered into a lease for office space to house the Cheetah product line in Sarasota, Florida under a lease expiring on April 26, 2008. The Company is also involved in various month-to-month leases for research and development equipment. Minimum annual future rental commitments under non-cancelable leases as of September 27, 2003 are:

2003 (Three Months)                   $ 397,000
2004                                  1,594,000
2005                                  1,592,000
2006                                    860,000
2007                                    432,000
2008 (Nine Months)                      102,000

KEY RATIOS

The Company's days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, were 68 and 53 days as of September 27, 2003 and December 31, 2002, respectively. This increase is due primarily to the fact that a much higher percentage of total quarterly revenue was recorded in September of the third quarter of 2003 compared to December in the fourth quarter of 2002. The Company's inventory turnover ratio was 1.9 turns as of September 27, 2003 and 1.4 as of December 31, 2002. Management believes that operating cash flow and cash reserves are adequate to both finance currently planned capital expenditures and meet the overall liquidity needs of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not engage in transactions or arrangements with unconsolidated or other special purpose entities.

BACKLOG

The Company's backlog consists of firm customer purchase orders and signed software maintenance agreements. As of September 27, 2003, the Company had a backlog of $8,786,000, including approximately $6,545,000 related to software maintenance contracts, compared to $8,122,000 as of June 28, 2003 and $7,179,000 at December 31, 2002.

The Company entered into extended term LoopCare software maintenance agreements in 2003 with two RBOC customers; one of which is for a term of three years expiring on December 31, 2005 and the second of which is for a term of one year and nine months expiring on December 31, 2004. The Company has adopted a policy to include a maximum of twelve months revenue from multi-year agreements in reported backlog. Software maintenance revenue is deemed earned and recognized as income on a straight-line basis over the terms of the underlying agreements.

The Company expects that approximately 47% of current backlog will be recognized as revenue in the fourth quarter of 2003. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. While these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of the Company's products.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provisions of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies footnote in the financial statements of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has elected to continue to follow the disclosure-only provisions of SFAS No. 123 and adopted the disclosure provisions of SFAS No. 148.

On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain provisions of FIN 46 were effective for the Company after January 31, 2003 and did not have a material impact on the Company's results of operations or financial condition. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003.

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

The Company early adopted Emerging Issues Task Force (EITF) Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which applies to all deliverables within contractually binding arrangements that include multiple revenue-generating activities. This issue was finalized in May of 2003 and did not have a material impact on the Company's results of operations or financial condition.



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

          15        Letter re unaudited interim financial information

          31.1 Rule 13a - 14(a) Certification of Chief Executive Officer, filed herewith

          31.2 Rule 13a - 14(a) Certification of Chief Financial Officer, filed herewith

          32 Rule 13a -14(b) Certifications of Chief Executive Officer and Chief Financial Officer, filed herewith


(b)       Reports on Form 8-K:

          1. A Report on Form 8-K was filed on July 21, 2003 under Regulation FD, which contained as an exhibit the Company's Earnings Release for the second quarter 2003.

          2. A report on Form 8-K was filed on August 4, 2003 under Regulation FD, which contained as an exhibit a shareholder presentation.

          3. A report on Form 8-K was filed on August 28, 2003 under Regulation FD, which contained as an exhibit a shareholder presentation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TOLLGRADE COMMUNICATIONS, INC.
                                          (REGISTRANT)



Dated:   November 11, 2003                /S/ CHRISTIAN L. ALLISON
                                          -------------------------------------
                                          CHRISTIAN L. ALLISON
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER





Dated:   November 11, 2003                /S/ SAMUEL C. KNOCH
                                          -------------------------------------
                                          SAMUEL C. KNOCH
                                          CHIEF FINANCIAL OFFICER AND TREASURER





Dated:   November 11, 2003                /S/ CHARLES J. SHEARER
                                          -------------------------------------
                                          CHARLES J. SHEARER
                                          CONTROLLER

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