Form 10-K
period 2003-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2004-03-15
CIK 1002531

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                        COMMISSION FILE NUMBER 000-27312

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [X] No [ ]

The registrant estimates that as of the close of trading on June 28, 2003, the aggregate market value of the shares of the registrant's Common Stock held by non-affiliates (excluding, for purposes of this calculation only, 181,154 shares of Common Stock held by affiliates of the registrant as a group) of the registrant was $263,583,076.

As of February 27, 2004, the registrant had outstanding 13,583,754 shares of its Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K into which
Document                                              Document is incorporated

Portions of the Proxy Statement to be distributed
in connection with the 2004 Annual Meeting of Shareholders      III

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, including, but not limited to those contained in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," along with statements in other reports filed with the Securities and Exchange Commission (the "SEC"), external documents and oral presentations, which are not historical facts are considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates," "plans," or "anticipates" or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, projected cash flows which are used in the valuation of intangible assets, the anticipated results of negotiations for purchase orders and other customer purchase agreements, our ability to utilize current deferred and refundable tax assets, opportunities which the Services group offers to customers, the potential loss of certain customers, the timing of orders from customers, the effect of consolidations in the markets to which Tollgrade Communications, Inc. (the "Company," "us" or "we") sells, the effects of the economic slowdown in the telecommunications and cable industries, the possibility of future provisions for slow moving inventory, and the effect on earnings and cash flows of changes in interest rates. We do not undertake any obligation to publicly update any forward-looking statements.

         These forward-looking statements, and any forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-K, are based on assumptions that involve risks and uncertainties and are subject to change based on the considerations described below. We discuss many of these risks and uncertainties in greater detail in Part I, Item I of this Annual Report on Form 10-K under the heading "Risk Factors That Might Affect Future Operating Results and Financial Condition." These and other risks and uncertainties may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

         The following discussion should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our financial statements and related notes contained in this Annual Report on Form 10-K.

ITEM 1. BUSINESS.

         Tollgrade Communications, Inc. is a leading provider of hardware and software network assurance testing solutions for the telecommunications and cable broadband industries. We design, engineer, market and support test systems, test access and status monitoring products which enable telephone and cable operators to efficiently manage their networks in an age of increased competition, continually evolving technology and ongoing pressure to control or reduce costs. We provide equipment that enables telephone companies to repair their wire telephone lines when they are not functioning properly. When the telephone lines are out of service, our products help to diagnose the problem. In addition, our products can assess whether the lines are suitable for Digital Subscriber Line (DSL) service. Cable networks are highly dependent on power supplies; if such power supplies fail, the network goes down. We provide products to cable companies that monitor the status of those power supplies.

         We were incorporated in Pennsylvania in 1986, began operations in 1988 and completed our initial public offering in 1995. Our principal offices are located at 493 Nixon Road, Cheswick, Pennsylvania 15024 and our telephone number is (412) 820-1400.

         We make available free of charge on our Internet website (www.tollgrade.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC.

PRODUCTS

TELECOMMUNICATION TEST SYSTEMS

         Our proprietary telecommunications test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in "Plain Old Telephone Service" (POTS) lines containing both copper and fiber optics. POTS lines comprise the vast majority of lines in service today throughout the world. In addition to traditional voice service, POTS lines provide connections for popular devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as "special services."

         An important aspect of maintaining a POTS network is the ability to remotely test, diagnose and locate any problems within the network. In general, POTS line test systems, which are located at telephone companies' central offices, focus on helping local exchange carriers conduct the full range of fault diagnosis in the "local loop," the portion of the telephone network that connects end users to the central office. In addition, line test systems have the ability to remotely qualify, deploy and maintain next generation services including DSL and Integrated Services Digital Network (ISDN) services. These test systems reduce the time needed to identify and resolve problems, eliminating or reducing the costs of dispatching a technician to the problem site. Most POTS line test systems, however, were designed only for use over copper wireline; as a result, traditional test systems cannot access local loops in which fiber-optic technology has been introduced.

         Our proprietary Metallic Channel Unit (MCU(R)) products solve this problem by mimicking a digital bypass pair, which is essentially a telephone circuit that connects central test measurement devices to the copper circuits close to the customer, known as "the last mile." Our DigiTest(R) system represents the future of telecommunication network testing, combining our line test system with a next generation test platform to provide complete hardware testing for POTS and local loop prequalification and in-service testing for DSL service.

MCU

         Our core MCU products plug into Digital Loop Carrier (DLC) systems, the large network transmission systems used by telephone companies to link the copper and fiber-optic portions of the local loop. MCU products allow our customers to extend their line testing capabilities to all of their POTS lines, including copper and fiber-optic lines linked by DLCs. DLC systems, which are located at telephone companies' central offices and at remote sites within local user areas, effectively multiplex the services of a single fiber-optic line into multiple copper lines. In many instances, several DLC systems are located at a single remote site to create multiple local loops that serve several thousand different end-user homes and businesses. Generally, for every DLC remote site, customers will deploy at least two MCU line-testing products.

         To ensure the compatibility of our MCU products with the major DLC systems produced by various telecommunication equipment manufacturers, we have entered into license agreements, and in most cases pay royalties for the use of, the proprietary design integrated circuits (PDICs) unique to each DLC system. We maintain royalty-based PDIC license agreements with Lucent Technologies, Inc., Fujitsu Network Transmission Systems, Inc., Zhone Technologies, Inc., Advanced Fibre Access Communications (a wholly owned subsidiary of Advanced Fibre Communications, Inc., or AFC) and Adtran, Inc., the terms of all but one of which automatically renew (unless earlier terminated) for periods of between one and five years; the other agreement has a perpetual term. We paid $1,827,000, $847,000 and $835,000 in 2001, 2002 and 2003, respectively, in royalties under these license agreements, which are calculated either as a percentage of the list price of MCU products sold or as a fixed amount per MCU unit that incorporates the licensed technology. We also maintain PDIC license agreements that do not contain royalty provisions with AFC, Alcatel USA Sourcing, L.P. (formerly DSC Technologies Corporation), UTSTARCOM, Inc., Next Level Communications and SAGEM SA; the expiration dates of these agreements range from November 2004 to May 2007, with renewal provisions for periods of one or more years, unless earlier terminated.

         We also employ our MCU technology in connection with home and business alarm systems. As with POTS line testing, home alarm systems must be monitored from the alarm company's headquarters along a hybrid copper and fiber-optic line. Our alarm-related MCU products, which are installed at both central office and remote locations, facilitate the transport of analog alarm signals from subscribers' homes to alarm company monitoring stations across the hybrid telephone network.

         Sales of MCU products and related hardware accounted for approximately 68%, 48% and 39% of our revenue in the years ended December 31, 2001, 2002 and 2003, respectively. See Management's Discussion and Analysis for a discussion of this trend.

DigiTest(R) and LoopCare(TM)

         Our DigiTest system electrically measures the characteristics of a copper telephone circuit and reports those measurements to our LoopCare Operation Support System (OSS). The LoopCare OSS, in turn, analyzes that measurement data and creates an easy-to-understand fault condition. At the same time, the LoopCare system can generate a dispatch to a work center so that a repairman can fix the problem. LoopCare and DigiTest also have the capability to tell the telephone company whether the customer line is suitable for DSL service. In addition, upgrades to DigiTest hardware can provide troubleshooting for DSL service problems.

         LoopCare, which we acquired from Lucent in 2001, has remained the major OSS utilized by the Regional Bell Operating Companies (RBOCs) for over twenty-five years to test the integrity and quality of their POTS network infrastructure. The LoopCare OSS, which we offer both as part of the DigiTest system and as a stand-alone software product, currently manages more than 75% of the copper pairs in the United States, and is the qualification, installation and maintenance process for more than 150 million POTS, ISDN and DSL subscribers worldwide.

         In 2003, we announced several enhancements and additions to the DigiTest system, including the availability of direct Ethernet connectivity to Digital Measurement Node (DMN) test heads and the introduction of our next generation broadband test platform, DigiTest EDGE(TM). Through Ethernet connections, the LoopCare OSS can communicate directly with remotely deployed DigiTest hardware, allowing it to manage up to four DMNs and eight simultaneous test sessions through a single Internet Protocol (IP) address. DigiTest EDGE provides a global platform for broadband test applications, by combining a narrowband and wideband metallic testing platform with DSL, Asynchronous Transfer Mode (ATM), IP and Hypertext Transfer Protocol (HTTP) performance tests. This combination of test capabilities, when managed by our LoopCare OSS, enables service providers to accurately isolate a DSL problem between the customer's premises, the local exchange carrier's local loop and Digital Subscriber Line Access Multiplexer (DSLAM) serving network, and the Internet service provider's data network.

         We market and sell our DigiTest products directly to customers as well as through certain continuing original equipment manufacturer (OEM) arrangements with Lucent and Nortel Networks. The Lucent agreement, which expired under its original terms in September 2003 but has been extended through March 31, 2004 and is currently under renegotiation, allows Lucent to resell LoopCare software on an OEM basis.

         We have licensing arrangements with Nortel, Acterna, LLC and Aware, Inc. for certain technology related to our DigiTest products and pay royalties and license fees for the use of such technology on a fixed per unit basis. The license agreement with Acterna expires by its terms in 2008, unless earlier terminated, and the agreements with Aware and Nortel contain automatic renewal terms, unless earlier terminated. We also have an OEM agreement in place with Electrodata, Inc. to supply a communications card for our DigiTest Edge product, which agreement also contains automatic renewal terms, unless earlier terminated.

         Sales of the DigiTest product line (including sales with LoopCare software) accounted for approximately 18%, 14% and 10% of the Company's revenue for the years ended December 31, 2001, 2002 and 2003, respectively.

         In addition to the LoopCare OSS software sold as part of the DigiTest system, we also sell new LoopCare features to existing customers and the base LoopCare OSS as a stand-alone product to Competitive Local Exchange Carriers (CLECs) for use with test heads other than our DigiTest hardware. LoopCare feature products include the Common Object Request Broker Architecture (CORBA)-based Application Programming Interface, Benchmark Data Base, DSL Testing, the Advanced Testhead Feature Package, Batch Testing, Fax Unalert, Loop Length Reporting, Enabling Flow Through by Re-Classification of VER 55-58 Codes, and LoopCare TCP/IP Communications Network. In addition, in December 2003, we released a new LoopCare feature called Testing Voice Services in a Broadband Passive Optical Network (bPON), which provides support for customer deployment of Fiber-to-the-Premises (FTTP) solutions.

         Sales of stand-alone LoopCare software and enhancements accounted for approximately 13% and 5% of the Company's revenue for the years ended December 31, 2002 and 2003, respectively.

CABLE TESTING PRODUCTS

         The Company's Cheetah(TM) performance and status monitoring products provide a broad network assurance solution for the Broadband Hybrid Fiber Coax
(HFC) distribution system found in the cable television industry. Our Cheetah products gather status information and report on critical components within the cable network.

         On February 13, 2003, we acquired the Cheetah product line from Acterna, LLC, for $14,300,000 in cash plus the assumption of certain related liabilities. The transaction provided for an earnout to be paid in the first half of 2004 of up to $2,400,000 based on certain 2003 performance targets. The current calculation indicates that amounts due under this provision are immaterial. As a result of this acquisition, our cable offerings now consist of our CheetahLight(TM) (formerly LIGHTHOUSE(R)) and CheetahNet(TM) (formerly NetMentor(TM)) software systems and maintenance, head-end controllers, return path switch hardware, transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes.

         We have entered into license agreements with C-COR.net Corp. (formerly C-COR Electronics, Inc.) and Alpha Technologies, Inc., through which we provide status monitoring transponder technology incorporated into those companies' cable network management systems. In 2003, we also entered into a separate agreement with Alpha, the leading supplier of power management products to the cable industry, to serve as Alpha's exclusive provider of IP-based Data Over Cable Service Interface Specifications (DOCSIS) status monitoring equipment for its power supply systems; this agreement contains an initial term which expires in November 2007 and automatically renews on an annual basis thereafter unless terminated. Presently, such equipment is still under development, but is expected to be completed during the first quarter of 2004.

         We have also entered into an OEM agreement with Brix Networks, Inc. under which Brix will supply us with hardware and software that will allow our customers to automate the installation and maintenance process for a variety of IP-based services delivered over the cable broadband infrastructure, such as high-speed Internet, Voice over Internet Protocol (VoIP) and Video on Demand. This agreement contains an initial term which expires in September 2008 and automatically renews on an annual basis thereafter, unless earlier terminated. Further, the Company has entered into other license agreements for use of certain VoIP software testing products.

         Sales of the Cheetah product line (excluding Services) accounted for approximately 4%, 5% and 27% of the Company's revenue for the years ended December 31, 2001, 2002 and 2003, respectively.

SERVICES

         Our Services offerings include software maintenance as well as our professional services, which are designed to make sure that all of the components of our customers' voice test systems operate properly. The Services business was considerably expanded upon the acquisition of software maintenance relationships related to the LoopCare and CheetahNet software product lines.

         Including software maintenance, Services revenue accounted for approximately 6%, 18% and 19% of the Company's revenue for the years ended December 31, 2001, 2002 and 2003, respectively.

REPORTING SEGMENT

         We have determined that our business has one reporting segment, the test assurance industry. All product sales are considered components of the business of testing infrastructure and networks for the telecommunications and cable television industries. Although we do internally develop sales results associated with the various product categories, this information is not considered to be sufficient for segment reporting purposes and our chief operating decision maker does not base critical decisions or allocate assets based solely on this information. Our products and services have similar economic characteristics and the same or similar production processes, and are sold through comparable distribution channels and means to similar types and classes of customers already in, or entering into, the telecommunications and cable businesses.

SALES AND COMPETITION

DOMESTIC SALES

         The primary customers for our products and services are the four Regional Bell Operating Companies (RBOCs), Verizon Communications, Inc., BellSouth Corporation, SBC Communications Inc. and Qwest Communications International, Inc., as well as major independent telephone companies and most of the major cable operators. Sales in 2003 to SBC, Verizon and BellSouth accounted for approximately 17%, 17%, and 14%, respectively, or 48% collectively, of our total revenue for the year. Due in part to the diversification of our product lines resulting primarily from our Cheetah acquisition, the percentage of our revenue generated from these three RBOC customers has declined substantially in the past year from the 70% of our 2002 revenue attributable to such customers. Because of our continued dependency on the four RBOCs, however, the potential loss of one or more of them as customers, or the reduction of orders for our products by one or more of them, could materially and adversely affect our results.

INTERNATIONAL SALES

         International sales represented approximately 6% of the Company's total revenue for the year ended December 31, 2003, a percentage nearly identical to the portion of our revenue attributable to foreign sales for 2002. Our success in marketing and selling our telecommunications products in international markets has been limited, due in part to incompatibility of certain of our telecommunications products in networks employed abroad. As a result, we have curtailed many of our efforts in marketing those products internationally. See the discussion in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-K for a further examination of our strategies relating to international sales.

COMPETITIVE CONDITIONS

         The market for telecommunications and cable television equipment is highly competitive. Primary competitive factors in the Company's market include price, product features, performance, reliability, service and support, breadth of product line, technical documentation and prompt delivery. We believe that we compete favorably with regard to all of these factors.

         The traditional competitors for our telecommunications products include Harris Corporation, Porta Systems Corp., and Teradyne, Inc. Each of these companies provides centralized test and management solutions for POTS networks. Historically, we have successfully positioned ourselves against these offerings by leveraging patented technologies, partnerships with telecommunications equipment providers and incumbent positions within our customers' networks.

         As we extend our product offerings to address DSL, FTTP, IP, and ATM test applications for emerging next generation networks, this list of traditional competitors is expanding to include Spirent Communications, Acterna Corporation, Telcordia, and Micromuse. We believe that our ability to test these next generation networks by upgrading our existing, highly automated incumbent infrastructure provides an advantage over these new competitors in terms of upfront deployment costs and long term operational efficiency.

         With respect to our cable products, traditional status/performance monitoring competitors include AM Communications, Scientific Atlanta, and Electroline. Historically, we have maintained an advantage over these competitors through the mass deployment of proprietary technology within the major cable operators. In recent years the cable industry has adopted open, non-proprietary standards for status/performance monitoring systems, such as Hybrid Management Sub-layer (HMS) and DOCSIS. As a result, we have modified our competitive strategies to better leverage exclusive partnerships with premier cable equipment providers and to enhance our incumbent systems for the support of Internet protocol- based service delivery.

         As with the telecommunications products, the extension of our cable products to address Internet protocol test applications expands our list of traditional competitors to now include Micromuse, Aprisma, Agilent, and Acterna Corporation. We feel that our ability to seamlessly integrate technology partners, such as Brix Networks and Telchemy, with our incumbent solutions provides an advantage over these competitors when positioning ourselves for Internet protocol testing opportunities within the major cable operators.

MANUFACTURING

         Our manufacturing operations consist primarily of quality control, functional testing, final assembly, burn-in and shipping. We are ISO 9001:2000 registered with the British Standards Institution, Inc. ISO 9000 is a harmonized set of standards that define quality assurance management. Written by the International Organization for Standardization (ISO), ISO 9000 is recognized throughout the United States, Canada, the European Union and Japan. To be registered, the Company develops and maintains internal documentation and processes to support the production of quality products to ensure customer satisfaction.

         For our telephony products, we utilize two key independent subcontractors to perform a majority of the circuit board assembly and in-circuit testing work. We also employ other subassembly contractors for our telephony products on a more limited basis. For our Cheetah hardware, we primarily use a single turnkey manufacturer, Dictaphone Corporation's Electronic Manufacturing Services Division, to procure the components and assemble and test the products. The loss of any of these subcontractors could cause delays in our ability to meet production obligations and have a material adverse effect on our results of operations. In addition, shortages of raw materials delivered to, or production capacity constraints at, the Company's subcontractors could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such reduction may result in delays in shipments of the Company's products or increases in the price of components, either of which could have a material adverse impact on us.

         Generally, our products use industry standard components; however, application specific integrated circuits (ASICs) are also a key component of our products and are custom made to the Company's specifications. Although we have generally been able to obtain ASICs on a timely basis, a delay in the delivery of these components could have a material adverse impact on the Company.

PRODUCT AND TECHNOLOGY DEVELOPMENT

         Our product development personnel, many of whom are Bell Labs trained, are organized into teams, each of which is effectively dedicated to one or more specific product lines or technologies. We continuously monitor developing technologies in order to introduce new or improved products as defined standards and markets emerge. During 2003, we committed much of our research and development resources to the development of DigiTest EDGE, which was introduced during the year. In addition, we continue to investigate the development of new applications for our MCU and Cheetah technologies, as well as enhancements and new features to our LoopCare software product line and other technologies to service the telecommunications and cable industries. For the years ended December 31, 2001, 2002 and 2003, research and development expenses were approximately $12,428,000, $13,839,000 and $14,925,000, respectively.

PROPRIETARY RIGHTS

         The names "Tollgrade(R)", "MCU(R)", "LIGHTHOUSE(R)", "DigiTest(R)", "Telaccord(R)" and "MICRO-BANK(R)", and our corporate logo are registered trademarks of the Company. "LoopCare(TM)", "Cheetah(TM)", "CheetahNet(TM)", "CheetahLight(TM)", "Edge(TM)", "NetMentor(TM)" and "MLT((TM))" are common law trademarks of the Company. "Team Tollgrade(SM)" is a common law service mark of the Company. We have obtained three United States patents on the MCU products with expiration dates ranging from 2010 to 2014, two United States and one Canadian patent on cable technology that expire in 2017 and 2018, one Canadian patent and seven United States patents on other telecommunications technology, which expire in dates ranging from 2017 to 2019. In addition, we have four United States, three Canadian, one Taiwanese and seven international patent cooperation treaty patent applications pending. We will seek additional patents from time to time related to our research and development activities. We protect our trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.

BACKLOG

         Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of December 31, 2003, the Company had backlog of approximately $15,347,000, all of which is expected to be filled in 2004, as compared to approximately $7,200,000 of backlog at December 31, 2002.

         We have entered into extended LoopCare software maintenance agreements with two of the four RBOCs, one of which has a term of three years expiring on December 31, 2005, and the second of which expires on December 31, 2004 (we also completed an annual maintenance agreement with a third RBOC customer on January 6, 2004 which expires on December 31, 2004). The fourth RBOC maintenance agreement will expire December 31, 2004, with an option for a one-year extension. Our backlog at December 31, 2003 includes approximately $6,105,000 related to software maintenance contracts. We have adopted a policy to include a maximum of twelve months revenue from multi-year agreements in reported backlog. Software maintenance revenue is deemed to be earned and recognized as income on a straight-line basis over the terms of the underlying agreements. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products. Also included in backlog as of December 31, 2003 is a blanket purchase order for $3,100,000 which is intended to cover one customer's MCU requirements for all of calendar year 2004 and a non-cancelable order for $1,790,000 related to a cable product under development which is currently in beta testing.

GOVERNMENT REGULATION

         The telecommunications industry is subject to regulation in the United States and other countries. Federal and state regulatory agencies, including the Federal Communications Commission (FCC) and various state public utility and service commissions, regulate the activities of most of our domestic customers. Although such regulation does not typically affect the Company directly, the effects of such regulations on our customers may, in turn, adversely impact our business and operating results. Governmental authorities have also promulgated regulations which, among other things, set installation and equipment standards for private telecommunications systems and require that all newly installed hardware be registered and meet certain government standards.

EMPLOYEES

         As of December 31, 2003, we had 293 full-time employees, all of whom were located in the United States. None of our employees are represented by a collective bargaining agreement.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company as of January 31, 2004 and their biographical information is set forth below.

Christian L. Allison                Chairman of the Board of Directors of the
                                    Company since April 1998; Chief Executive
                                    Officer of the Company since September 1995;
                                    Treasurer of the Company from May 1992 until April 1997; President of the Company from
                                    October 1993 until January 2001; Chief
                                    Operating Officer of the Company from
                                    November 1990 until October 1993; Divisional
                                    Manager of the Company from June 1988 until November 1990; Age 43.

Sara M. Antol                       General Counsel of the Company since
                                    December 2000; Secretary of the Company
                                    since April 1996; Chief Counsel of the
                                    Company from April 1996 until December 2000;
                                    prior thereto, attorney at Babst, Calland, Clements & Zomnir, P.C., a law firm; Age 42.

Richard A. Bair, Jr.                Executive Vice President,
                                    Engineering/Testing, of the Company since
                                    August 2000; Vice President Engineering,
                                    DigiTest, of the Company from June 2000
                                    until August 2000; Engineering Manager of the Company from April 1999 until August
                                    2000; prior thereto, Senior Design Engineer of the Company from March 1996 until April
                                    1999; Age 41.

David J. Breiter                    General Manager, Cable Products,
                                    of the Company since February 2003; prior thereto, Vice President, Systems Support with Acterna Corporation from August 2000 to February 2003; prior thereto, Senior
                                    Vice President, Superior Electronics Group,
                                    Inc., d/b/a Cheetah Technologies from
                                    December 1998 to August 2000; Age 56.

Robert E. Butter                    Director of Communications since January
                                    2004; also, Principal, Veritas Communication
                                    Advisors since January 2004; prior thereto, Senior Vice President and Associate
                                    Director, Ketchum, Inc.; Age 47.

Wylie E. Estcheid                   Executive Vice President, Business
                                    Development, OSS, of the Company since
                                    September 2001; Senior Vice President and
                                    General Manager of Telco Access Products, a manufacturer of telecommunications products, from October 2000 until September 2001; Vice
                                    President, Network Engineering, Midwest
                                    Division, of SBC, a provider of
                                    telecommunication services, from December
                                    1999 until October 2000; prior thereto, Vice
                                    President, Service Integration and Delivery, of Ameritech, a provider of telecommunication services, from February
                                    1996 until December 1999; Age 54.

Rocco   L. Flaminio                 Member of the Board of Directors of the
                                    Company from October 1995 through 2003; Vice
                                    Chairman and Chief Technology Officer of the
                                    Company since 1993; President of the Company from June 1990 until October 1993; prior thereto, spent 40 years in applications engineering with Bell of Pennsylvania; Age
                                    79.

Carol M. Franklin                   Executive Vice President, Research and
                                    Development, of the Company since January
                                    2004; Executive Vice President, Software
                                    Products Division, of the Company from
                                    January 2003 until January 2004; General
                                    Manager, Software Products from July 2001 to
                                    January 2003; Director of Order Management
                                    Development of Lucent Technologies, a
                                    manufacturer of communication systems,
                                    software and products (formerly AT&T Bell
                                    Laboratories), from May 2000 until July
                                    2001; Director for Integration Test of
                                    Lucent from September 1999 until May 2000;
                                    Director for Starter Solutions for Emerging
                                    Carriers and Internet Customer Care of
                                    Lucent Technologies from February 1999 until
                                    August 1999; prior thereto, Product
                                    Realization Leader of Lucent Technologies from February 1996 until January 1999; Age
                                    53.

Samuel C. Knoch                     Chief Financial Officer of the Company since
                                    August 1996; Treasurer since April 1997;
                                    prior thereto, Controller of AMSCO
                                    International, Inc., a manufacturer of
                                    health care equipment, from October 1994 until August 1996; Age 47.

Joseph G. O'Brien                   Senior Vice President, Human Resources of
                                    the Company since October 1997; Director of
                                    Employee Development of the Company from April 1997 until October 1997; prior thereto, Coordinator, Elderberry Junction,
                                    Goodwill Industries, a charitable
                                    organization, from May 1995 until April
                                    1997; Age 44.

Mark B. Peterson                    President of the Company since January 2001;
                                    Executive Vice President, Sales and
                                    Marketing, of the Company from November 1999 until January 2001; Executive Vice
                                    President, Sales, of the Company from
                                    October 1997 until November 1999; prior
                                    thereto, Testing Application Group product manager (MLT and Switched Access Remote Test
                                    Systems (SARTS) product lines) of Lucent
                                    Technologies, a manufacturer of
                                    communication systems, software and products
                                    (formerly AT&T Bell Laboratories), from
                                    October 1995 until October 1997; Age 43.

Gregory L. Quiggle                  Executive Vice President, Marketing, of the
                                    Company since August 2001; Director of
                                    Marketing, Loop Products, of Acterna LLC
                                    (formerly, Telecommunications Techniques
                                    Corporation (TTC)), a global communications equipment company, from May 1998 until August 1998; prior thereto, Product Line
                                    Manager, TTC from May 1996 until May 1998;
                                    Age 35.

Matthew J. Rosgone                  Executive Vice President, Operations, of the
                                    Company since September 2001; Senior Vice
                                    President, Purchasing/Manufacturing, of the
                                    Company from July 1998 until September 2001;
                                    prior thereto, Vice President, Purchasing, of the Company from July 1996 until July
                                    1998; Age 35.

Roger A. Smith                      Executive Vice President, Technology, of the
                                    Company since June 2000; Senior Vice
                                    President, Test Systems, of the Company from
                                    July 1998 until June 2000; prior thereto,
                                    Senior Software Development Engineer of
                                    Caldon Inc., a manufacturer of ultrasonic flow meters for nuclear power industry; Age
                                    43.

Eric B. Sucharski                   Senior Vice President, RBOC Sales, of the
                                    Company since September 2003; Vice
                                    President, Eastern RBOC Sales, of the
                                    Company from January 2003 until September
                                    2003; Assistant Vice President, Sales, from
                                    October 2002 to January 2003; Regional Sales
                                    Manager of the Company from December 1998 to October 2002; Product Line Manager of the
                                    Company from 1998 until 1999; Age 36.

Jeffrey J. Tatusko                  Chief Information Officer of the Company
                                    since April 2003; prior thereto, Director of Management Information Systems of the
                                    Company from October 1997 until April 2003;
                                    Age 39.

Stephanie M. Wedge                  Vice President, Professional Services, of
                                    the Company since November 1999; Sales
                                    Executive, Professional Services, of Inacom
                                    Corporation, a reseller and integrator of client/server solutions for messaging, from
                                    February 1998 until November 1999; prior thereto, Sales Manager, Business
                                    Development, of Digital Equipment
                                    Corporation, a manufacturer and integrator of main-frame computers; Age 47.

RISKS FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

We wish to caution each reader of this Form 10-K to consider the following factors and certain other factors discussed herein and in other past reports, including but not limited to prior year Form 10-K and Form 10-Q reports and annual reports filed with the SEC. Our business and results of operations could be seriously impaired by any of the following risks. The factors discussed herein may not be exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that we file with the SEC from time to time, which may supplement, modify, supercede or update the factors listed in this document.

     - Because we depend upon a few major customers for a majority of our revenues, the loss of any of these customers would significantly reduce our revenues and net income. Furthermore, decreases in the capital budgets of these customers could lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital budgets of our RBOC customers, as well as many of our other customers, are dictated by a number of factors, most of which are beyond our control, including:

               - the conditions of the telecommunications market and the economy in general;

               - subscriber line loss and related reduced demand for telecommunications services;

               - disputes between our customers and their organized labor groups;

               - the failure to meet established purchase forecasts and growth projections; and

               - competition among the RBOCs, competitive exchange carriers and wireless telecommunications and cable providers.

          If the financial strength of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.

     - A large portion of our sales are attributable to our core proprietary MCU technology. MCU sales largely depend upon the rate of deployment of new, and the retrofitting of existing, Digital Loop Carrier (DLC) systems in the United States. Installation and replacement of DLC systems are, in turn, driven by a number of factors, including the availability of capital resources and the demand for new or better POTS service. The current plans of our customers, if executed, to implement next generation network improvements such as FTTP, which does not require the use of our MCU products like the present hybrid POTS network, could materially impact our MCU sales. If our major customers fail to continue to build-out their DSL networks and other projects requiring DLC deployments, or if we otherwise satisfy the domestic telecommunications market's demand for MCUs, our future results would be materially and adversely affected.

     - We depend upon a relatively narrow range of products for the majority of our revenue. Our success in marketing our products is dependent upon their acceptance by our customers, which in some cases have their own proprietary requirements. The adoption of industry-wide standards, such as the HMS and DOCSIS cable standards, may result in the elimination of or reductions in the demand for many of our proprietary products, like our Cheetah head-end hardware products and other Cheetah products. Furthermore, standards for new services and technologies continue to evolve, requiring us to continuously modify our products or to develop new versions to meet these new standards. If we are unable to forecast the demand for, and to develop new products or to adapt our existing products to meet, these evolving standards and other technological innovations, or if our products and services do not gain the acceptance of our customers, there could be a negative effect on our future results.

     - Our customers have historically been subject to a number of governmental regulations, many of which have been repealed or amended as a result of the passage of The Telecommunications Act of 1996. Deregulatory efforts have affected and likely will continue to affect our customers in several ways, including the introduction of competitive forces into the local telephone markets and the imposition (or removal) of controls on the pricing of services; these and other regulatory changes may affect our customers' deployments of future services. Moreover, as the Federal Communications Commission (FCC) adopts new and amends existing regulations, and as the courts analyze the FCC's authority to do so, our customers cannot accurately predict the rules by which they will be able to compete in their respective markets. Any changes in the telecommunications regulatory environment that, among other results, increase our costs of doing business, require our customers to share assets with competitors or prevent the Company or our customers from engaging in business activities they may wish to conduct, could significantly reduce the demand for our products and adversely affect our future results.

     - Many of our products consist entirely or partly of proprietary technology owned by us. Although we seek to protect our technology through a combination of copyrights, trade secret laws, contractual obligations and patents, these protections many not be sufficient to prevent the wrongful appropriation of our intellectual property, nor will they prevent our competitors from independently developing technologies that are substantially equivalent or superior to our proprietary technology. If we are unable to successfully assert and defend our proprietary rights in the technology utilized in our products, or if third parties are able to successfully assert that our use of technology infringes upon the proprietary rights of others, our future results could be adversely affected.

     - Some of our products require technology that we must license from the manufacturers of systems with which our products must be compatible. The success of our proprietary MCU products in particular rely upon our ability to acquire and maintain licensing arrangements with the various manufacturers of DLC systems for the PDICs unique to each. Although most of our PDIC licensing agreements have perpetual renewal terms, all of them can be terminated by either party. If we are unable to obtain the PDICs necessary for our MCU products to be compatible with a particular DLC system, we may be unable to satisfy the needs of our customers. Furthermore, future PDIC license agreements may contain terms comparable to, or materially different than, the terms of existing agreements, as dictated by competitive or other conditions. The loss of these PDIC license agreements, or our inability to maintain an adequate supply of PDIC's on acceptable terms, could have a material adverse effect on our business.

     - We depend upon a limited number of third party subcontractors to manufacture certain aspects of our products. Furthermore, the components of our hardware products are procured from a limited number of outside suppliers. Our success depends in part upon our ability to obtain timely deliveries of those parts from our suppliers. Although our products generally use industry standard products, some parts, such as ASICs, are custom made to our specifications. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity or integration issues related to our acquisition of the Cheetah product line, the loss of key assembly subcontractors or other factors, our ability to produce and ship our manufactured products and therefore our future results could be materially adversely affected.

     - We have recently completed, and we may pursue additional, acquisitions of companies, product lines and technologies as part of our efforts to enhance our existing products, to introduce new products and to fulfill changing customer requirements. Acquisitions involve numerous risks, including the disruption of our business, exposure to assumed or unknown liabilities of the acquired target, and the failure to integrate successfully the operations and products of acquired businesses. Goodwill arising from acquisitions may result in significant charges against our operating results in one or more future periods. Furthermore, we may never achieve the anticipated results or benefits of an acquisition, such as increased market share or the successful development and sales of a new product. The effects of any of these risks could materially harm our business and reduce our future results of operations.

     - The carrying value of certain of our intangible assets, consisting primarily of goodwill related to our LoopCare software and Cheetah product line acquisitions from Lucent Technologies, Inc. and Acterna, LLC, could be impaired by changing market conditions. We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may indicate that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization and lower than anticipated cash flows produced by such intangible assets. If our stock price and market capitalization decline, or if we do not realize the expected revenues from an intangible asset, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of that intangible asset is determined.

     - Our future sales in international markets are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability including terrorism and other acts of war or hostility, unexpected changes in the regulatory environment, trade protection measures, tax laws, our ability to market current or develop new products suitable for international markets, obtaining and maintaining successful distribution and resale channels and foreign currency exchange rates. Reductions in the demand for or the sales of our products in international markets could adversely affect future results.

     - Our products are complex, and despite extensive testing, and may contain defects or undetected errors or failures that may become apparent only after our products have been shipped to our customer and installed in their network or after product features or new versions are released. Any such defect, error or failure could jeopardize our relationships with our customers, resulting in substantial costs for both the Company and our customers as well as the cancellation of orders, warranty costs, product returns and legal actions that could adversely affect our future results.

     - We market and sell certain of our products, including our DigiTest and Cheetah product lines, through domestic and international OEM relationships. Our future results are dependent on our ability to establish and maintain third party relationships with OEM as well as other marketing and sales distribution partners. If, however, the third parties with whom we have entered into such OEM and other partnerships should fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.

     - Demand for our products is driven by many factors, including the availability of funding in customers' capital budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other reasons can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessary indicative of our revenues in any future period.

     - The markets for some of our products are very competitive. Some of our competitors may have greater technological, financial, manufacturing, sales and marketing, and personnel resources than we have. As a result, these competitors may have an advantage in responding more rapidly or effectively to changes in industry standards or technologies. Moreover, better financed competitors may be better able to withstand the pricing pressures that increased competition may bring. If our introduction of improved products or services is not timely or well received, or if our competitors reduce their prices for products that are comparable to ours, demand for our products and services could be adversely affected. For further discussion, see "Sales and Competition" section above.

     - Generally, we sell our products either directly, or indirectly through OEM channels and other means, to end-user telecommunications and cable television providers. It is possible that our customers, as the result of bankruptcy or other rationales for dismantling network equipment, could attempt to resell our products. The successful development of such a secondary market for our products by a third party could negatively affect demand for our products, reducing our future revenues.

     - Our success depends on our ability to attract, retain and motivate the key management and technical personnel necessary to implement our business plan and to grow our business. Despite the adverse economic conditions of the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with the Company, our future results could be adversely affected.

ITEM 2.PROPERTIES.

         Our headquarters and principal administrative, engineering, manufacturing, warehouse and maintenance operations are located in Cheswick, Pennsylvania. The Company occupies an 111,600 square foot facility which is under a lease that expires in December 2005. We have acquired certain land parcels that surround this facility for the possible expansion of parking and/or new building structures that we believe will provide adequate space to support future operations and sales growth, if necessary.

         In addition, we lease 18,778 square feet of space in Bridgewater, New Jersey. The lease will expire on January 21, 2007. This facility provides workspace for the administrative and engineering personnel of our LoopCare product line.

         We also lease 22,122 square feet of space in Sarasota, Florida, to provide workspace for the personnel of our Cheetah product line that we acquired in February 2003. This lease expires on April 28, 2008, and may be extended, at our option, for an additional five-year period.

ITEM 3. LEGAL PROCEEDINGS.

         There are currently no outstanding or pending material legal proceedings with respect to the Company or our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         Our Common Stock has been included for quotation on The Nasdaq National Market System under the Nasdaq symbol "TLGD" since its initial public offering in December 1995. The following table sets forth, by quarter, the high and low sales prices for our Common Stock for the years ended December 31, 2003 and December 31, 2002.


                         2003                    2002
                         ----                    ----
                   High        Low         High        Low
                 --------    --------    --------    --------
First Quarter    $  14.94    $  10.11    $  37.80    $  20.38
Second Quarter   $  21.22    $  12.92    $  26.20    $  14.25
Third Quarter    $  21.60    $  12.64    $  17.31    $   7.48
Fourth Quarter   $  18.75    $  14.50    $  14.90    $   6.77

         On February 27, 2004, there were 186 holders of record and 13,583,754 shares outstanding of the Company's Common Stock.

         We have never paid any dividends on our Common Stock and do not expect to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected consolidated financial data of the Company as of December 31, 1999, 2000, 2001, 2002 and 2003 and for the years then ended is derived from our audited consolidated financial statements.

                                          (IN THOUSANDS, EXCEPT PER SHARE DATA AND
                                                    NUMBER OF EMPLOYEES)

                                                  YEARS ENDED DECEMBER 31,
                                       1999       2000        2001        2002       2003
-------------------------------------------------------------------------------------------
REVENUES:
   Products                          $ 60,031   $ 111,957   $ 77,612   $ 48,146    $ 52,802
   Services                             1,080       2,469      4,627     10,428      12,298
-------------------------------------------------------------------------------------------
                                       61,111     114,426     82,239(1)  58,574      65,100(2)
COST OF SALES:
   Products                            24,298      40,680     33,134     20,800      22,966
   Services                               716       1,958      2,555      3,319       3,766
   Amortization                            --          --        365      1,464       2,381
-------------------------------------------------------------------------------------------
                                       25,014      42,638     36,054     25,583      29,113
-------------------------------------------------------------------------------------------
GROSS PROFIT                           36,097      71,788     46,185     32,991      35,987
-------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Selling and marketing                7,006      12,289      9,160      8,766       9,388
   General and administrative           4,723       6,216      4,827      5,489       6,997
   Research and development             8,757      12,456     12,428     13,839      14,925
    Severance and related expense          --          --        291        176          --
-------------------------------------------------------------------------------------------
      Total operating expenses         20,486      30,961     26,706     28,270      31,310
-------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                 15,611      40,827     19,479      4,721       4,677
OTHER INCOME, NET                         949       2,525      2,796        693         400
-------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES             16,560      43,352     22,275      5,414       5,077

PROVISION FOR INCOME TAXES              5,937      15,857      8,600      2,057       1,929
-------------------------------------------------------------------------------------------
NET INCOME                           $ 10,623   $  27,495   $ 13,675    $ 3,357    $  3,148
===========================================================================================

EARNINGS PER SHARE INFORMATION:
NET INCOME PER COMMON SHARE:
   Basic                             $   0.92   $    2.18   $   1.05    $  0.26    $   0.24
-------------------------------------------------------------------------------------------
   Diluted                           $   0.89   $    2.06   $   1.02    $  0.25    $   0.24
-------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES
   OF COMMON STOCK EQUIVALENTS:
   Basic                               11,574      12,636     13,038     13,095      13,106
-------------------------------------------------------------------------------------------
   Diluted                             11,959      13,359     13,412     13,314      13,313
-------------------------------------------------------------------------------------------

                                                      AS OF DECEMBER 31,
                                      1999         2000         2001         2002        2003
-----------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Working Capital                    $  49,958    $ 111,135    $  68,078    $  73,638    $ 65,944
Total Assets                          66,192      131,275      145,886      147,918     153,829
Shareholders' Equity                  57,504      122,760      140,139      142,356     145,829

                                      1999         2000         2001         2002        2003
-----------------------------------------------------------------------------------------------
OTHER DATA: (3)
Number of employees at year end          282          411          341          250         304
Average revenue per employee       $     217    $     278    $     241    $     234    $    214
-----------------------------------------------------------------------------------------------

(1) Includes $4,453 related to the LoopCare product line which was acquired on September 30, 2001.

(2) Includes $14,826 related to the Cheetah product line which was acquired on February 13, 2003.

(3) Data is unaudited and not derived from the Company's audited consolidated financial statements.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

         Communication plays an integral part of our society; it is, in reality, a necessity of life. Telecommunication services provide people with a means to communicate, with people across the street and around the globe, through diverse channels ranging from traditional wired telephone service to wireless telephones to electronic means such as e-mail and other Internet-based offerings. As a leading producer of network assurance and monitoring systems for wired networks, our products permit service providers to supply their customers with consistent and high quality telecommunications offerings, allowing, for example, telephone companies to diagnose and assess problems within their networks and cable operators to monitor the power supplies necessary to operate their systems.

         As a result of the rapid technological, regulatory and economic evolution of the telecommunications marketplace (which we define to include cable television service) over the past several years, we believe that it is our challenge, and our opportunity, to leverage our embedded base of customers and dominant market position to address the testing and monitoring needs of new system architectures by offering products addressing such needs that represent relatively small incremental investments in customers' existing testing and monitoring systems. We want to provide our customers with the ability to seamlessly transition from one network to another with comparatively minimal capital investments in existing testing solutions.

         The recent downturn in the telecommunications industry revealed several trends that we expect to continue to impact our business:

     - incumbent telephone carriers continue to lose customers to smaller, independent carriers which are not as heavily regulated;

     - cable providers have taken the initial lead in the broadband service market, primarily because cable modem technology was perfected before DSL technology and because telephone providers are regulated much more than cable companies; and

     - both cable and telephone companies (as well as the providers of satellite, wireless and other information mediums) are eager to market the so-called "triple-play" of voice, data and video broadband services.

The result of these trends thus far has been that incumbent telephone carriers (especially the RBOCs) have considerably slowed their investments in plain old telephone service (POTS) line capacity relative to their capital investment patterns of the late 1990s through 2001; instead, some of these providers, from which we derive a large percentage of our revenue, are focusing their capital spending on next generation projects such as DSL service and fiber-to-the-premises (FTTP). Capitalizing on their present technological advantages, cable companies have aggressively marketed their broadband services; in fact, due in part to the advent of wireless telephone service and Internet-based services, such as Voice-over Internet Protocol (VoIP), cable providers are well positioned to promote the utility of cable broadband service over the need to maintain both wired telephone and cable services.

         We continue to adapt to these and other changes in the marketplace, changing the perception that we are solely the provider of an old-line legacy incumbent testing system. As a result of our acquisition in 2003 of our Cheetah cable product line, we believe that we have become the leading provider of status monitoring products for the cable industry; including Services, approximately 29% of our 2003 revenue was generated by cable product sales, a significant increase from the 5% of our 2002 revenue generated by cable offerings. Our recently consummated alliance with Alpha, the leading provider of cable power management products, should position us to sustain our leading position in the cable field in the wake of the recent adoption of the standardized HMS and Data Over Cable Service Interface Specifications (DOCSIS) protocols for cable modems that may in the future render our proprietary cable hardware products obsolete. With respect to our telephony products, although we do not predict that our sales of our core MCU products will reach the levels seen in 2000, we are encouraged by recent MCU sales in conjunction with large scale projects, most notably the building out of both POTS networks by competitive service providers and DSL systems by the RBOCs. With regard to DSL, we plan to market our DigiTest system as a tool to measure a network's capacity to offer DSL service. We have also in the past several years placed a greater emphasis on developing and marketing software applications that conform to industry needs, such as DOCSIS and fiber-optic only networks.

         The result of our expanded cable and software offerings and changes in the industry generally is that our customer mix has changed and will continue to change, a factor which we expect will make us much less susceptible to the capital spending habits of a few select large customers. However, notwithstanding our relative success in remaining profitable during the past several years, we believe that there is still too much flux in the marketplace to allow us to accurately predict the eventual direction that the telecommunications industry will take, or how our business might fit within that new model. Moreover, given the lower margins generated by our cable products relative to our proprietary MCU and software offerings, changes in our product mix may cause our overall profitability to decrease.

INDUSTRY AND MARKET TRENDS

         In the past, consumers had little choice in the range of available telecommunication services (which was limited primarily to hardwire telephone lines) or the number of providers of such services (almost exclusively restricted to incumbent local exchange carriers). This combination of limited services and providers, coupled with governmental regulation of the industry, meant that if consumers wanted telephone service, they bought it from the company designated by the government at a price approved by the government.

         We believe that the continuing evolution of the telecommunications marketplace, driven by advances in technology as well as the deregulation of the industry, among other factors, have resulted, and will continue to result, in intense competition among telecommunications service providers. Many consumers now have the ability to choose among a variety of comparable telecommunication services offered by a number of different providers. Led by the adoption of The Telecommunications Act of 1996, the deregulation of the industry has allowed certain consumers to obtain local telephone service from either their incumbent local exchange carrier, which in the old regulatory environment possessed the exclusive right to provide that service, or by one or more competitive service providers, which may actually provide telephone service over the network owned by that same local exchange carrier but at a lower cost. Moreover, consumers may choose from a growing list of communications options that provide the same level of service once reserved to the local telephone company. The proliferation of wireless telephone service, for instance, now allows a consumer to place calls from nearly any location in the United States, and from most parts of the world. Using VoIP, a person may place a call from a computer either to another VoIP customer or to a hardwired or wireless telephone number. As a result, the provision of telecommunication services in certain markets today is highly competitive, with the industry in general rapidly transforming from a highly regulated monopolistic model to more of a free market model.

         Although these evolutionary factors have adversely affected our business to varying degrees over the past three years, we believe that it is still too early to adequately assess the long-term effect of these changes on the Company. Because our products are sold primarily to telephone and cable television companies, of which there are still a relatively limited number, the loss of any of our customers can translate into reduced demand for our offerings, especially our test system and test access hardware products. Conversely, the introduction of competition into the marketplace has helped to bring new customers to us, including the increasing number of competitive service providers which are building out new networks instead of leasing capacity on incumbent carrier networks and cable companies which are expanding or upgrading their systems to meet the increasing demand for broadband and telephone services. Telephone companies, especially the RBOCs, have also been attempting to meet the demand for broadband services, with the build-out of their DSL networks, which in some instances has resulted in increased demand for our MCU products in particular. The result, however, of the expansion of the broadband market, will likely be the continued reduction in demand for POTS service, potentially depressing overall MCU sales.

         We are cautiously optimistic that the downturn in the telecommunications industry, which began in early 2001 and persisted into 2003, has begun to recede. The downturn was caused by a number of factors, including the general slowdown of the U.S. and global economies during the period, network overcapacity, constrained capital markets and financial difficulties among certain telecommunication providers, especially CLECs whose business models did not produce the profitability necessary to justify their significant ongoing capital consumption, a problem due in part to continuing regulatory hurdles during the downturn that impeded competitive access to the telecommunications infrastructure. We are hopeful that recent trends in our customers' ordering patterns, such as increased MCU orders in advance of expected digital loop carrier system deployments in 2004, indicate a general recovery in the industry.

         We benefited greatly from the increased capital spending of telecommunication providers during the late 1990s and into 2000. As the RBOCs and others built-out new and upgraded existing networks during the period, tremendous demand for our products resulted in very high levels of profitability. Although we remained profitable during the industry downturn that followed, we analyzed during that period, and continue to analyze, our product offerings relative to the needs of the marketplace. Over the past several years, in addition to reorganizing our workforce, we have diversified our product offerings both through our acquisitions of the LoopCare software and cable-based Cheetah product lines and through our development of new products, especially those aimed at the broadband test market, such as DigiTest EDGE. We believe that our ongoing diversification efforts, some of which have had the secondary effect of bringing new customers to the Company thus reducing our reliance on the RBOCs, will strategically position us to compete in the evolving marketplace.

         Complicating our ability to assess our market space in the telecommunications industry is the uncertainty driven by the deregulatory efforts of various government entities, especially at the Federal level. Deregulation has actually resulted in the imposition of additional regulations that affect certain telecommunications services and providers, including changes to pricing, access by competitive vendors and other broad changes to data and telecommunications networks and services. As the Federal Communications Commission (FCC) and other government agencies continue to enact new or amend existing regulations, especially relating to The Telecommunications Act of 1996, our customers cannot always accurately interpret or predict the rules by which they will be required to compete in the market place. Moreover, compounding these regulatory issues are the current and expected legal challenges to the FCC's authority to implement regulations or to the Act itself. These changes in the regulation of the telecommunications industry in the United States have had a major impact on our customers, especially on their pricing of services, and may affect their deployment of future services. We do not believe that we can accurately predict when these issues will be resolved, or that this deregulatory effort will continue in the future.

         Furthermore, competition in the telecommunications market, encouraged and affected by these deregulatory efforts, has had the secondary effect of resulting in the consolidation of many of the telecommunications service providers. In some ways, we have benefited from the increased competition in the industry; competition has brought more providers into the market that may need our products to provide consistent and quality telecommunications services. However, as a result of industry consolidations, we have and could in the future experience disruption of our existing customer relationships, delays or loss of customer orders and pricing pressures caused by the reduction in the number of customers desiring our products, in turn causing decreased revenues and lower net income. Consolidation and exit from the industry is especially a concern for us regarding competitive service providers, to whom we sell a moderate volume of our products. Many in the industry believe that the competitive service provider market is overbuilt, and as a result is experiencing a process of consolidation and closure. Moreover, many competitive service providers do not have a strong financial position and have limited ability to access the public financial markets for additional funding for growth and operations. Although we depend to a great degree on our RBOC customers for our revenue (but even these large customers are susceptible to consolidations), we are still affected by the success of our competitive service provider customers. Once again, however, we believe that it is too early to predict the course that industry consolidations will take in the future, or how such consolidations might affect our revenues.

         The most evident market trend to impact our results in the years from 2001 through 2003 compared to 2000 was the general slowdown in the build-out of POTS networks by the RBOCs and other independent local exchange carriers. In the years immediately preceding 2001, companies expanded their POTS line capacity at the rate of approximately 5% per year. This line growth resulted in extremely high demand for our MCU products. Beginning in 2001, however, a number of factors converged to suppress the expansion of POTS networks. Perhaps the most important factor was the declining demand for wired telephone service, or more simply, "line loss"; in essence, telephone companies were, and still are, losing more customer lines than they are adding. Line loss has resulted from a number of trends, including competition from wireless telephone providers and the reduction in the need for multiple telephone lines, driven in part by the increasing popularity of DSL (which is normally accessed though a household's primary hardwire telephone line) and cable modems for broadband access to the Internet. Although we do not believe that wireless service will entirely supplant the need for wired telephone service, we do expect that wireless telephones, as well as other alternatives to traditional telephones such as VoIP, will continue to erode the demand for POTS service; the extent of such reduced demand, however, is difficult to predict at this time. However, many cable operators also intend to deploy VoIP, which may serve to stimulate additional sales of our cable status monitoring products.

         Although telephone companies are not expanding the capacity of their POTS networks as aggressively as they once did, they are still investing in their network infrastructure. Generally, the combination of increased competition and reduced revenues in recent years has left the telephone companies with less funds available for capital investment. We are encouraged, however, by several trends, including the movement by competitive carriers to build POTS networks rather than leasing network space from incumbent carriers; additional POTS capacity may result in MCU sales. Furthermore, a majority of the RBOCs have, at present, announced small increases in their capital budgets for 2004 over 2003 (although such increases are on average even less than 1%). Rather than investing in POTS, however, increasing portions of these capital budgets are being allocated to other projects, such as DSL rollouts, ATM switches and FTTP projects. We have benefited from the DSL projects in particular, such as SBC's DSL Footprint Expansion initiative, which have resulted in increased demand for our MCU products.

         If implemented on a large scale, FTTP projects, which would provide broadband services through a direct fiber-optic link between a telephone company's central office and the end user (i.e., individual households and businesses), will reduce demand for our MCU products. Unlike traditional hybrid networks in which our MCU products are deployed, fiber-optic systems can be tested and managed with appropriate software (including variations of our LoopCare software). We remain confident, however, that hybrid fiber-optic/copper line networks will continue to be the medium through which the majority of POTS services are delivered in the United States for the foreseeable future. Although many of our telephone company customers are indicating an interest in FTTP projects, it still is not clear that FTTP will be implemented on a large scale basis. Given the size and breadth of the present hybrid networks, including the billions of dollars invested in them, coupled with the billions of dollars required to replace them with all fiber-optic lines, we believe that the copper portion of the network will remain an important part of the telecommunications system in the United States.

         Unlike most of the existing telephone network, the hybrid fiber coaxial
(HFC) networks maintained by the cable television companies are capable of providing broadband services with little additional capital investments. In general, cable companies have been quite successful with their deployments of high bandwidth Internet services. Since 1996, we have offered our legacy cable (formerly LIGHTHOUSE) hardware products to cable companies for the status monitoring of their networks; our recently acquired Cheetah hardware products offer a similar proprietary system for the monitoring of hybrid fiber coax distribution systems. The adoption of the HMS standard and, increasingly, the DOCSIS standard for cable modems by a growing number of cable companies, however, has the potential to eliminate the demand for certain of our proprietary Cheetah head-end hardware products, and to reduce demand for other proprietary Cheetah offerings.

OUR RESPONSES TO THESE INDUSTRY TRENDS

         Although we are confident that we offer superior test system and status and performance monitoring products, the evolution of the telecommunication and cable networks requires us to constantly evaluate our product offerings relative to the needs of the industry. We have taken a number of steps to attempt to position the Company to take advantage of our leading position in certain of our markets, including the continued expansion of our cable television network monitoring and operations support system (OSS) software product lines, each of which has served to expand our customer base.

         Our commitment to the importance of growing our cable status monitoring product line was confirmed by our February 13, 2003 acquisition of the Cheetah product line from Acterna, LLC for a purchase price of $14.9 million. Consisting of existing contractual relationships, products inventory, intellectual property, software and related computer hardware, the acquired Cheetah assets, coupled with the Company's existing LIGHTHOUSE platform, represent what we believe to be the dominant monitoring products in the cable marketplace. With the addition of the Cheetah product line, we have become the supplier of status monitoring hardware and software to nearly every major cable company. We believe our Cheetah products complement and augment our other cable product offerings and strategically positions the Company to be the leading supplier of testing equipment and software for the cable industry.

         Moreover, we have taken a proactive approach to the increasing adoption of the DOCSIS standards by cable providers. We have already begun to develop DOCSIS-compatible monitoring hardware, which is expected to be generally available by March 27, 2004. Additionally, in 2003, we entered into an agreement with Alpha Technologies to be the exclusive supplier of IP-based DOCSIS status monitoring equipment for Alpha power supplies used hybrid-fiber coax (HFC) networks. By joining with Alpha, we have partnered with the primary provider of power supply products to the cable industry to offer fully compatible and integrated DOCSIS transponders. As cable companies continue to leverage their growing DOCSIS-based HFC infrastructure to deliver voice, data and video services through a single conduit, we believe that we are well positioned to provide the range of quality assurance and testing products necessary to maintain our leading position in the cable marketplace.

                 Along with our growing focus on the cable market, we have also increased our emphasis on developing and marketing software solutions for network assurance and testing. Given the increasing interest of the RBOCs in FTTP projects and the importance of software products to cable monitoring systems, we believe that our development of new software solutions will be an important determiner of our future success. Our LoopCare software is already the dominant OSS software for copper line networks. Because fiber-only networks require primarily software solutions for network testing, we have actively promoted our ability to adapt our existing LoopCare OSS to serve FTTP systems. Although we believe that it is much too early to determine the extent to which FTTP projects will be implemented, we will continue to analyze the capital spending trends in the industry and will attempt to adjust our product offerings accordingly.

         From 2001 to 2003, we reorganized our internal structure to de-emphasize existing hardware development efforts and, through our acquisitions, added significant capability in software engineering. During that period, we reduced our existing headcount from approximately 400 to 200, while adding about 100 new employees as part of the LoopCare and Cheetah acquisitions. Of the nearly 200 original positions eliminated, many related to hardware engineering and production activities. Conversely, many of the new employees are involved in software or system development. As a result of these changes, we believe that we are now better equipped to develop the software products that we believe will in the future comprise a large component of the test assurance market.

         Although software products generally generate higher margin returns for us than our hardware products, the initial development costs of software applications, coupled with the inherent problems with pricing software sold to customers, can make it difficult to assess the potential profitability of a new software product. Unlike our MCU products, which are comprised of proprietary technology that requires little modification, unless we acquire proprietary software, we must internally develop any new software products. Software development is a relatively expensive process, especially considering the human costs of such an undertaking. Moreover, the development of software can be a lengthy process that prevents our personnel from engaging in other potentially more productive activities. Pricing presents another challenge; because it is customary in our industry to sell perpetual enterprise licenses that cover an entire customer's operations, it can be difficult to assess at the time of sale the exact price that we should charge for a particular license. Initial pricing issues are somewhat lessened by the stream of revenue generated by the software maintenance agreements we normally enter into with our software customers; maintenance arrangements related to our LoopCare and Cheetah acquisitions in particular have elevated the revenues and importance of Services business to our future success.

         Furthermore, the sales process for our software products, especially by our RBOC customers, can be cumbersome. The increasing trend is for strict business case scrutiny by RBOCs relating to software sales, and for evidence of a shorter return on investment than was traditionally required to support a software purchase. In addition, to ensure compatibility with their respective networks, these customers can require significant periods of time to test our software products prior to agreeing to purchase them. This delay, coupled with the enterprise license nature of the software licenses that we typically offer, can lead to what we call "lumpy" software sales, meaning that software sales in one period are not necessarily indicative of future sales in the next period; our software revenues can follow unpredictable patterns, as our products represent primarily one-time purchases and gain the approval of our customers at varying rates. As a result, although we are hopeful that our increased emphasis on software products will position us to meet the needs of the changing telecommunications marketplace, it is difficult to predict the market's acceptance of our software offerings or the rate at which such products will generate revenue for us.

         We have placed this increasing emphasis on cable and software products as an avenue to replace the revenue historically generated by our core MCU products. As the life cycle for MCU products continues to mature, and certain RBOCs and other customers focus their capital spending on network improvements such as FTTP rather than hybrid networks, demand for our MCU products will likely diminish. As a result, even though we are confident because of the prominence of copper lines in telecommunications networks there will still be a strong market for MCU products, we expect that in general, sales of MCU products will decline over time. Notwithstanding this fact, we expect that MCU sales will continue to comprise a significant portion of our revenues for the foreseeable future.

         Our DigiTest product line, introduced in 1999 following development efforts with Lucent and Nortel, was originally targeted at Sprint for its rollout of DSL service in several U.S. markets. DigiTest products initially produced substantial revenues for us, as between 1999 and 2001 Sprint purchased approximately $22 million in DigiTest test heads In 2001, however, Sprint discontinued this project and curtailed its DigiTest purchases, resulting in a material decline in overall DigiTest sales.

         To increase DigiTest sales, we are actively marketing the system as a replacement for, or upgrade to, the existing loop testing systems (LTS) employed by the RBOCs to target problems in their POTS networks; we believe that DigiTest is a good replacement product for the existing LTSs, which are decades old. Replacement parts for them are no longer produced. Despite our marketing efforts, however, except for small-scale deployments in certain selected markets, the RBOCs have yet to allocate significant capital resources to LTS replacement projects, and we expect that in the current competitive environment, they will continue to attempt to utilize the existing LTS equipment as long as possible. As a result, we expect this market to develop over a longer period of time and on a more incremental basis than we originally anticipated.

         We have taken a number of steps to increase our presence in the telephony testing market space. Since its introduction, our POTS DigiTest test head has undergone several significant developmental changes. With the integration of the LoopCare software, which we acquired in 2001, with the DigiTest hardware, we now offer a complete integrated testing system to smaller customers such as competitive exchange carriers and international customers. Furthermore, as a result of extensive research and development efforts in 2002 and 2003, we now offer our DigiTest EDGE product, which combines the reliability of our DigiTest POTS testing system with our new Broadband Services Option (BSO) test capability. The EDGE product is primarily targeted at the RBOC DSL market, but does have applications in the competitive domestic and international markets. We expect that once the DSL customer base of the RBOCs reaches a level of maturity that supports higher measures of centralized testing, the EDGE will compete favorably with similar offerings in the market. We remain hopeful that demand for the EDGE product, combined with increasing opportunities for sales of DigiTest POTS systems to competitive carriers and RBOCs for LTS replacement projects, will represent a replacement revenue stream for declining MCU sales.

         The continuing general trends of reduced MCU sales and increasing software and cable-related product revenues, which were substantially augmented by our recent acquisition of the Cheetah product line, has resulted in the broadening of our customer base. Although we still rely on the RBOCs for a large portion of our revenues, the percentage of our overall revenues generated from RBOC customers has dropped from 71% in 2001 and 77% in 2002 to 56% in 2003. This decrease is due in part to the reduced capital spending of the RBOCs. More importantly to us, however, has been our increasing sales to new customers, primarily cable companies and CLECs. As our cable monitoring products become more fully entrenched, CLECs build out their own networks, and sales of our software to new customers increase, we expect that our dependence on the RBOCs for a large portion of our revenue will continue to decrease in 2004 and beyond.

         Because our cable products generate lower margins for us than our proprietary MCU and software offerings, an increase in the percentage of our sales of cable-related products relative to our traditional products will result in lower profitability. Furthermore, as consolidations within the cable industry and the adoption of the DOCSIS standards have caused and could continue to cause pricing pressure as competitors lower product pricing, our revenues have been and may continue to be adversely affected. Although we are developing DOCSIS-compatible hardware and our relationship with Alpha is one that we believe will prominently position us to succeed in the marketing of DOCSIS products, these DOCSIS products will likely generate lower margins than have historically been generated by our proprietary technology. As a result, as our business shifts from our higher margin proprietary products to lower margin cable offerings and standardized products for which we have competition, we will need to sell greater volumes of our products to maintain our profitability.

         Even with the adoption of DOCSIS by many cable providers, we believe that there still is value in our proprietary Cheetah status monitoring systems, especially for those customers who have already made significant investments in our cable products. Nevertheless, the further evolution of cable industry standards could and likely will eliminate the need for some of these proprietary products.

          Because of our historical inability to effectively market our products internationally and the incompatibility of some of our products with the various technological standards employed abroad, we do not expect that our revenues from international sources will appreciably increase in the near future. In response, during 2003, we reduced our international marketing staff. Since our MCU products are designed to meet the specifications of the hybrid copper-fiber network in the United States, they have limited applications in the international markets. Our LoopCare software products, however, do have utility for international customers. Through our original equipment manufacturer (OEM) relationship with Lucent, our LoopCare products have been sold internationally in conjunction with purchases of Lucent hardware. Furthermore, the Company enjoys a stream of software maintenance revenue from international sources. Our DigiTest and Cheetah product lines are also marketed internationally through OEM relationships. As demand for cable service internationally increases, we believe that our cable products in particular may offer an avenue to increasing our international sales, as worldwide cable standards do not differ materially from those supported by our products. In the short term, the success of our DigiTest and Cheetah offerings will primarily be dependent on the efforts of our OEM partners and in the competitiveness of our OEM pricing model.

         In addition to the industry and product trends that we have already discussed, our operating results have fluctuated and may continue to fluctuate from time to time as a result of various other factors, including the timing of orders from, shipments to, and acceptance of software by, the RBOC customers and significant independent telephone companies. This timing is particularly sensitive to various business factors unique to each of our larger customers, including their relationships with various organized labor groups and a continuing tendency to place large orders for shipment of hardware and software toward the end of a quarter, which may result in orders placed in one quarter not being filled until the next period. In addition, the markets for some of our products, such as LoopCare and DigiTest, are highly competitive. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.

         We believe that the changes outlined above and others within the telecommunications marketplace, industry consolidation, as well as our continuing efforts to expand our customer base and product offerings, have required us to grant more favorable terms to some of our customers. Furthermore, certain customers have consolidated product purchases among their various divisions, translating into large bulk orders for our products. There is a continuing trend, which is in part a result of our discounting programs, for these customers to place large bulk orders for large quantities of hardware and software products. Although we will continue to strive to meet the demands of our customers, which include delivery of quality products at an acceptable price on acceptable terms, we can provide no assurance that we will be successful in negotiating acceptable terms and conditions with our customers or that these continuing efforts by our RBOC customers to consolidate their inventory and product procurement systems will not cause fluctuations or delays in our order patterns.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The application of certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which our financial statements have been prepared. We deem the following accounting policies to involve critical accounting estimates.

Revenue Recognition

         We market and sell test system hardware and related software to the telecommunications and cable television industries. The Company follows Staff Accounting Bulletin (SAB) 104, "Revenue Recognition" for hardware and software sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The bulk of our hardware sales are made to RBOCs and other large customers. Terms of these hardware sales are predominantly FOB shipping point. Revenue is recognized for these customers upon shipment against a valid purchase order. The timing of revenue recognition may require the judgment of management. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers and/or those in weak financial condition.

         For software perpetual license fee and maintenance revenue, we follow not only SAB 104, but also the AICPA's Statement of Position (SOP) 97-2, "Software Revenue Recognition," and Emerging Issues Task Force (EITF) Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." These statements require that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software, leaving no significant obligations on the part of the Company to perform. We require a customer purchase order or other written agreement to document the terms of a software order and written, unqualified acceptance from the customer prior to revenue recognition. In certain limited cases, however, agreements provide for automatic customer acceptance after the passage of time from a pre-determined event and we have relied on these provisions for an indication of the timing of revenue recognition. In isolated cases for orders of custom software, or orders that require significant software customization, we employ contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost. The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services may be separated into stand-alone fair values if not already documented in the purchase order or agreement and where list prices or other objective evidence of fair value exists to support such allocation, in accordance with the provisions of EITF Issue 00-21. Revenue will not be recognized for any single element until all essential elements are delivered and accepted.

         Our LoopCare and other software customers usually enter into separate agreements for software maintenance upon expiration of the stated software warranty period. Maintenance agreements include software upgrades and bug fixes as they become available;

however, newly developed features must be purchased separately. Post-warranty maintenance for new features is either included under the current maintenance agreement without additional charge, and is considered in the maintenance agreement fees, or is separately charged upon expiration of the warranty. Depending upon the timing of the enhancement purchase and the length of the maintenance agreement, we must evaluate whether or not a portion of a perpetual right to use fee should be treated as post contract support to be deferred and recognized over the remaining life of the maintenance agreement.

         Software maintenance revenue is recognized on a straight-line basis over the period the respective arrangements are in effect.

         Revenue recognition, especially for software products, involves critical judgments and decisions that can result in material effects to reported net income.

Intangible Assets and Goodwill

         We had net intangible assets and Goodwill of $71.6 million at December 31, 2003 primarily resulting from the acquisitions of the LoopCare and Cheetah product lines in September 2001 and February 2003, respectively. In connection with these acquisitions, we utilized the transitional guidance of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite useful life, shall not be amortized for financial reporting purposes. An independent valuation consultant assisted the Company in identifying and valuing both the LoopCare and Cheetah intangible assets.

         In connection with the assets acquired in the LoopCare transaction, intangible assets of $45.8 million were identified. Capitalized software valued at $7.3 million was determined to have a definite useful life of five years and is being amortized over that period. Also identified were intangible assets related to the LoopCare trade name of $1.3 million, LoopCare base software of $5.2 million, and post-warranty service agreements of $32.0 million. Because of the longevity of the LoopCare trade name, the fact that over 80% of the original base software code that was developed in the 1970's is still in use in the RBOCs today and strong sales and resultant cash flows are expected indefinitely into the future, both of these related identified intangible assets were determined to have indefinite useful lives. With regard to the post-warranty service agreements, these arrangements have been in place for many years and we believe that these annual agreements will be renewed into perpetuity due to their critical importance in the operations of the customers. We have entered into new maintenance contracts for 2004 with all four RBOC customers. We intend to maintain fixed fee arrangements for all maintenance contracts. Therefore, we believe that the non-amortizing characteristics of these intangible assets will be preserved. However, in the event negotiations would result in substantially less revenue to us than the current fixed fee agreements, the current fair value of these maintenance service agreements may be determined to be less than the $32.0 million carrying value, perhaps materially so, resulting in a non-cash charge against operating income in 2004 or beyond and/or commencement of amortization of the remaining fair value over its then determined useful life. A similar analysis of the fair value of the maintenance service agreements would be required if any of our RBOC customers would terminate or indicate a definite life for their respective maintenance service agreement for any reason.

         In the Cheetah acquisition, intangible assets of $10.5 million were identified, of which base software valued at $2.9 million and proprietary technology valued at $1.0 million were determined to have a definite useful life of ten years and are being amortized over that period. Sales order backlog acquired in the transaction was valued at $0.5 million and is substantially amortized at December 31, 2003. This product line has three or four dominant customers who have purchased and supported Cheetah products for many years. This provides a dominant market position for this product line. As a result, the remaining identified intangible assets of customer base valued at $5 million and "Cheetah" trademark valued at $1.0 million have been determined to have an indefinite useful life and, along with goodwill of $3.3 million, are not being amortized.

         As of January 1, 2002, we fully adopted the provisions of SFAS No. 142. We have determined that we have only one operating unit and have completed tests for goodwill impairment as of December 31, 2003 by comparing the aggregate market value of the Company's stock with our book carrying value, including goodwill. These tests indicated that there was no impairment of the goodwill carrying value. From time to time, the market value of our stock temporarily declined to an amount below the book carrying value. We believe that these instances were reflective of then current conditions in the telecommunications and general markets. However, future changes in circumstances, including a sustained decline in the aggregate market value of our stock, could necessitate a reconsideration of whether an impairment of goodwill carrying value has occurred, requiring an alternate testing of our fair value under guidance of SFAS No. 142. In that event, impairment in value up to the full amount of the goodwill could be determined, resulting in an impairment loss to be recorded in our financial statements.

         All other intangible assets were tested for impairment of carrying value as of December 31, 2003 using assumptions and techniques employed in the original valuation and following the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Specifically, the sum of the projected future cash flows to be derived from the LoopCare developed product software was compared with the net book carrying value. The impairment test for non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The values of the LoopCare trade name and Cheetah trademark were measured using the relief-from-royalty method and discounted cash flow analyses were employed to test the value of the LoopCare base software and post warranty maintenance service agreements and the value of the Cheetah customer base. These tests indicated that none of the intangible assets had impairment in carrying value. The Company plans to retest these assets annually as of December 31 or more frequently if events or changes in circumstances indicate that assets might be impaired.

         This testing relative to impairments involves critical accounting estimates. We relied upon our financial plan for 2004 and best estimates of revenues and cash flows for later years in measuring current values; however, these expectations may not be realized and future events and market conditions might indicate material impairment of value that could result in material charges to net income. Such a future situation would not, however, in and of itself affect our cash flow or liquidity.

Inventory Valuation

         We utilize a standard cost system that approximates first-in, first-out costing of the products. Standards are monitored monthly and changes are made on individual parts if warranted; otherwise standard costs are updated on all parts annually, normally in November of each year. We evaluate our inventories on a monthly basis for slow moving, excess and obsolete stock on hand. The carrying value of such inventory that is determined not to be realizable is reduced, in whole or in part, by a charge to cost of sales and reduction of the inventory value in the financial statements. The evaluation process, which has been consistently followed, relies in large part on a review of inventory items that have not been sold, purchased or used in production within a one-year period. Management also reviews, where appropriate, inventory products that do not meet this threshold but which may be unrealizable due to discontinuance of products, evolving technologies, loss of certain customers or other known factors. As a result of this comprehensive review process, an adjustment to the reserve for slow moving and obsolete inventory is normally made monthly. Inventory identified as obsolete is also discarded from time to time when circumstances warrant.

         Inventory realization is considered a critical accounting estimate since it relies in large part on management judgments as to future events and differing judgments could materially affect reported net income.

         Due to the decline in sales in 2001 and 2002, slow moving inventory increased in volume but included many items believed to be active inventory for active products. This trend resulted not only from slower sales but also from the strong effort to decrease inventory levels that resulted in reduced manufacturing activity and parts usage. The expense for slow moving and obsolete inventory was $0.3 million, $2.5 million and $0.2 million for 2001, 2002 and 2003, respectively, while the valuation reserves increased slightly in 2001, increased $1.2 million in 2002 and decreased by $0.9 million in 2003 to a balance of $1.5 million at December 31, 2003. Inventory physically scrapped was $0.3 million, $1.3 million and $1.1 million in 2001, 2002 and 2003, respectively.

Income Taxes

         We follow the provisions of SFAS No. 109, "Accounting for Income Taxes," in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the "temporary differences" between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. As of December 31, 2003, we had recorded net deferred tax assets of $1.1 million, comprised of $1.4 million resulting from carry forward of state net operating losses, other tax assets of $2.6 million and deferred tax liabilities of $2.9 million. Total net deferred tax assets decreased by $1.2 million in 2003 due to the amortization of intangible assets for tax purposes creating deferred tax liabilities. Net deferred tax assets are expected to continue to decrease in future years. The timing of the reversal of the deferred tax liabilities and to a large extent the deferred tax assets are dependent upon uncertain future events and cannot be assumed to occur in the same tax years.

         The state net operating loss carryforward relates primarily to tax losses arising in 2000, a year in which the Company had significant tax deductions arising from stock option exercises. The majority of this carryforward is subject to state laws that allow a 20-year carry forward period with a $2.0 million limit on deductions in each year. Future realization of the recorded tax assets resulting from both timing differences and carryforward losses is dependent upon the existence of sufficient taxable income in future years.

         SFAS No. 109 requires that a valuation allowance be recorded against a deferred tax asset when it is more likely than not that some or all of that deferred tax asset will not be realized and, accordingly, a valuation allowance of $0.5 million has been recorded against the state tax carryforward deferred tax assets. We believe that the recent business climate in the telecommunications industry is not permanent and that the net balance of state tax carryforward and other tax assets will more likely than not be realized in future years, especially for federal tax assets that comprise 87% of the non-carryforward amounts. The Company had federal taxable income in 2003 and expects to have federal taxable income in future years.

Warranty

         We provide warranty coverage on our various products. Terms of coverage range from up to one year on software to two to five years for hardware products. We review products returned for repair under warranty on a quarterly basis and adjust the accrual for future warranty costs based upon cumulative returns experience. We also evaluate special warranty problems for products with high return rates to correct the underlying causes and, where deemed necessary, to provide additional warranty expense for expected higher returns of these products. Warranty costs associated with software sales are also accrued based on the projected hours to be incurred during the warranty period (normally three months). The accounting for warranty costs involves critical estimates and judgments that can have a material effect on net income. The warranty accrual increased by $1.0 million in 2001 and decreased by $0.1 million in 2002. In 2003, we recorded an acquisition entry of $0.2 million to provide an accrual for pre-acquisition warranty costs of Cheetah products. The overall warranty accrual increased by $0.2 million in 2003 to a balance of $2.2 million at December 31, 2003.

         These areas involving critical accounting estimates are periodically reviewed and discussed with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Revenue

         Revenue for the year ended December 31, 2003 was $65.1 million, an increase of $6.5 million or 11.1% over the revenue of $58.6 million recorded for the year ended December 31, 2002. The increase in revenue resulted primarily from the February 2003 acquisition of the Cheetah product line. This new revenue was partially offset by lower LoopCare software sales and reduced MCU and DigiTest sales.

         Sales of the MCU product line in 2003 decreased by $2.7 million, or 9.5%, from the results of the previous year. This decrease in sales, which was primarily associated with reduced sales to two RBOC customers, was partially offset by strong sales to AFC and another original equipment manufacturer. As the life cycle for the MCU product continues to mature, there is an increasing possibility that customer requirements for certain legacy MCU products will be satisfied. The MCU product line accounted for approximately $25.4 million, or 39.0%, of our 2003 revenue.

         Overall sales of cable hardware and software products were $17.4 million in 2003, or 27% of 2003 revenue, of which $13.6 million was contributed by Cheetah hardware and CheetahNet(TM) (formerly NetMentor(TM)) software products and $3.8 million were attributable to the Company's legacy cable status monitoring products (formerly LIGHTHOUSE(R)). The legacy cable product sales were $3.1 million in the year earlier period.

         Sales of the Company's DigiTest product line, including $1.2 million of related LoopCare software sales, decreased in 2003 by $1.7 million, or 20.5%, from our results for 2002. This decrease was primarily the result of both the inclusion in our 2002 results of the completion of a major centralized test head replacement and augmentation program by an RBOC and lower sales to Nortel Networks in 2003. DigiTest sales were made to each of the RBOCs in 2003 for modest loop test system initiatives and to both independent and competitive carriers for new installations and expansions of existing DigiTest systems. DigiTest product sales in 2003 represented $6.6 million, or 10.1%, of our 2003 revenues.

         Sales of stand-alone LoopCare software products in 2003 were $3.4 million, a decrease of $4.1 million or 54.7% from the prior year. Revenues for 2003 were affected by a lack of large dollar RBOC sales and a slowdown in international orders. In 2004, we expect that our LoopCare sales will increase due to expanded RBOC rollout of existing LoopCare features, as well as new feature development in the areas of DSL, VoIP, and FTTP technology, which we anticipate will energize software sales. Stand-alone LoopCare software product sales in 2003 were 5.2% of our total revenue for the year.

         Revenue from services, which includes installation oversight and project management services provided to RBOC customers and fees from LoopCare and Cheetah software maintenance arrangements, was $12.3 million in 2003, representing 18.9% of our total revenue for the year. Services revenue for 2003 increased $2.0 million over the results for 2002, due primarily to the addition of $1.2 million in CheetahNet maintenance fees and an increase or $0.6 million in LoopCare software maintenance largely as a result of additional maintenance fees related to new sales of software features.

         We experienced some improvement in our core equipment markets in the latter part of 2003 but remain uncertain as to continuing strength in this area in the foreseeable future as key customers are expected to continue to restrict their capital budgets. In 2003, we introduced our next generation DigiTest EDGE test head for the evolving broadband network and continue to invest in research to develop new and improved products to stimulate demand for our hardware and software products. Our recently-acquired Cheetah product line was successful in offsetting the current weakness in our traditional MCU and related equipment product lines while complementing and strengthening the Company's legacy cable products.

Gross Profit

         Gross profit for 2003 was $36.0 million compared to $33.0 million for 2002, representing an increase of 9.1%. Gross profit as a percentage of revenue decreased to 55.3% for 2003 compared to 56.3% for 2002. The increase in gross profit resulted primarily from the overall higher sales levels which in turn were primarily related to the Cheetah products that we acquired in 2003. The decrease in gross margin as a percentage of sales resulted in large part from lower sales of higher margin MCU and DigiTest hardware and LoopCare software, with such sales being substantially replaced by the addition of lower margin Cheetah cable product sales. Amortization expense of $0.9 million associated with the Cheetah acquisition also negatively affected margins in 2003; this expense included $0.5 million of amortization of purchased sales order backlog which was substantially amortized at December 31, 2003. Partially offsetting these negative factors was $2.3 million in reduced expense for slow moving and obsolete inventory compared to 2002.

Selling and Marketing Expenses

         Selling and marketing expenses consist primarily of personnel costs as well as commissions and travel expenses of direct sales and marketing personnel, and costs associated with various promotions and related marketing programs. Selling and marketing expenses for 2003 was $9.4 million, or 14.4% of revenue, compared to $8.8 million, or 15.0% of revenue in 2002. This increase of $0.6 million, or 6.8%, is attributable to the addition of $1.4 million in expenses as a result of the Cheetah acquisition and higher expenses in other areas of the business including $0.4 million for consulting and evaluation costs, offset, in part, by cost reductions largely associated with budget tightening, such as $0.6 million for salaries and wages, $0.3 million for commissions and $0.2 million for travel expenses.

General and Administrative Expense

         General and administrative expenses consist primarily of personnel costs for finance, administrative and general management personnel as well as accounting, legal and insurance expenses. General and administrative expenses for 2003 were $7.0 million, or 10.8% of revenue, compared to $5.5 million, or 9.4% of revenue for 2002. The increase of $1.5 million, or 27.3%, is attributable primarily to the addition of $0.9 million in expenses as a result of the Cheetah acquisition, including a $0.5 million provision for bad debts. General and administrative expenses also increased due to higher business insurance costs of $0.3 million and legal and professional fees of $0.2 million.

Research and Development Expenses

         Research and development expenses consist primarily of personnel and other costs associated with the development of new products and technologies, including DigiTest products, next generation Cheetah hardware and software and LoopCare software features, as well as the improvement of existing products. Research and development expenses for 2003 were $14.9 million, or 22.9% of revenue, compared to $13.8 million, or 23.6%, of revenue for 2002. The $1.1 million increase is attributable primarily to the addition of $2.7 million in expenses related to the Cheetah acquisition, consisting largely of salaries and benefits. The Cheetah expenses were offset in part by cost reductions in other areas of the business including a $1.5 million savings in salaries and benefits brought about largely by a reduction in work force at the beginning of the fourth quarter of 2002. The Company expenses research and development costs as they are incurred.

Other Income

         Other income, which consisted primarily of interest income, was $0.4 million for 2003 compared to $0.7 million for 2002. The decrease of $0.3 million, or 42.9%, is primarily attributable to both a decrease in funds available for investment resulting from the $14.3 million Cheetah acquisition in February of 2003 and to the current low market yields on short term interest bearing investments.

Provisions for Income Taxes

         The Company's effective tax rate was 38.0% of income before income taxes in both 2003 and 2002.

Net Income and Earnings Per Share

         Net income for the year ended December 31, 2003 was $3.1 million compared to $3.4 million for the year ended December 31, 2002, a decrease of $0.3 million or 8.8%, due to a small compression of margin, including the effect of acquisition-related intangible asset amortization. As a percentage of revenue, net income for 2003 decreased to 4.8% from 5.7% in 2002. Correspondingly, diluted earnings per common share of $0.24 for 2003 decreased by 4.0%, or $0.01, from the $0.25 earned in 2002. Diluted weighted average shares of common stock and equivalents outstanding were 13,312,597 in 2003 compared to 13,313,676 in 2002.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

Revenue

         Revenue for the year ended December 31, 2002 was $58.6 million, and was $23.6 million or 28.8% lower than our revenue of $82.2 million for the year ended December 31, 2001. The decrease in revenue resulted primarily from further erosion in unit volume sales of traditional MCU and DigiTest system products, partially offset by an increase in LoopCare software sales and maintenance services. LoopCare products, however, were only available for sale during the final three months of 2001. Sales of our MCU product line in 2002 decreased by approximately $27.7 million, or 49.8%, from the results of the previous year. This decrease in sales was across the board among our RBOC customers and was primarily associated with slowdowns in RBOC capital spending programs to upgrade DLC systems. The MCU product line accounted for approximately 47.8% of 2002 revenue.

         Sales of the Company's DigiTest product line in 2002, including $0.6 million of LoopCare software, decreased by approximately $3.9 million, or 33.0%, from the results of the year ended December 31, 2001. This decrease in DigiTest sales was primarily the result of decreased direct shipments to Sprint USA during 2002 as a result of the discontinuation of Sprint's ION project and to reduced shipments to Nortel Networks and Choice One Communications. The declines from these customers were offset in part by a major centralized test head replacement and augmentation program at an RBOC. DigiTest sales accounted for approximately 13.6% of 2002 revenue.

         Sales of stand-alone LoopCare software products in 2002 were approximately $7.5 million, representing 12.8% of total revenue for the year, and were made primarily to two RBOC and various international customers. Gross margins on the LoopCare product line business are substantially higher than other product lines of the Company, and the resulting impact on earnings was material. The Company acquired the LoopCare product line on September 30, 2001; therefore, 2002 included twelve months of LoopCare operations while 2001 included only three months.

         Services revenues were approximately $10.3 million in 2002, or 17.7%, of our total revenue. Services revenues increased $5.7 million in 2002 over the results of the previous year due to the inclusion of LoopCare maintenance fees in 2002 for twelve months compared to the three months included in our 2001 results.

         Sales of the Company's LIGHTHOUSE (now CheetahLight) cable status monitoring system increased slightly in 2002 to $3.1 million, representing 5.3% of total revenue. Strong sales to AT&T Broadband were mostly offset by reduced sales to other cable service providers.

Gross Profit

         Gross profit for 2002 was $33.0 million compared to $46.2 million for 2001, a decrease of $13.2 million, or 28.6%, from the previous year. Gross profit as a percentage of revenue increased to 56.3% for 2002 compared to 56.2% for 2001. The overall decrease in gross profit resulted primarily from the decreased sales levels. Despite the decline in revenue from 2001, gross margin in 2002 as a percentage of sales remained level due to several offsetting factors including increased costs per unit sold due to substantially lower hardware production, the nature of the product mix of hardware sales during 2002 compared to 2001 and a net increase in slow moving and obsolete inventory and warranty costs of approximately $1.2 million in 2002. These higher costs were offset, however, by changes in the product mix brought about by the acquisition of the LoopCare product line on September 30, 2001. LoopCare products, which enjoy higher gross margins than those earned historically on our other products, contributed 26.3% of sales revenue in 2002 compared to 5.4% in 2001.

Selling and Marketing Expenses

         Selling and marketing expenses for 2002 were $8.8 million, or 15.0% of revenues, compared to $9.2 million, or 11.1% of revenues for 2001. This decrease of $0.4 million, or 4.3%, is due primarily to reduced commissions associated with lower sales levels, and cost reductions in the areas of test and evaluation units, advertising, meetings and seminars and related marketing activities, partially offset by higher salaries and consulting expenses.

General and Administrative Expenses

         General and administrative expenses for 2002 were $5.5 million, or 9.4% of revenue, compared to $4.8 million, or 5.9% of revenues for 2001. This increase of $0.7 million, or 13.7%, is primarily attributable to increases in outside professional fees, general insurance and salaries and wages, with the increase in salaries and wages largely related to the LoopCare acquisition.

Research and Development Expenses

         Research and development expenses for 2002 were $13.8 million, or 23.6% of revenue, compared to $12.4 million, or 15.1% of revenue for 2001. This increase of $1.4 million was due to an increase of $3.3 million, primarily salaries, wages and rent expense attributable to the LoopCare product line in Bridgewater, New Jersey, which was in operation for only three months in 2001. These increases were offset in part by reductions in other salaries, wages and benefits, travel and materials and supplies brought about in large part by a reduction in work force at the beginning of the fourth quarter of 2002 for which the Company recorded a pre-tax charge of $0.2 million.

Other Income

         Other income, which consisted primarily of interest income, was $0.7 million for 2002 compared to $2.8 million for 2001. The decrease of $2.1 million, or 75.2%, is primarily attributable to a decrease in funds available for investment resulting from the $62 million LoopCare acquisition in the fourth quarter of 2001 and to the current low market yields on short term interest bearing investments.

Provisions for Income Taxes

         The Company's effective tax rate for 2002 was 38.0% of income before income taxes, compared to a 38.6% rate in 2001.

Net Income and Earnings Per Share

         For the year ended December 31, 2002, net income was $3.4 million compared to $13.7 million for the year ended December 31, 2001, a decrease of $10.3 million, or 75.5%. Diluted earnings per common share of $.25 for 2002 decreased by 75.5%, or $.77, from the $1.02 earned in 2001. Diluted weighted average shares of common stock and equivalents outstanding were 13,313,676 in 2002 compared to 13,412,037 in 2001. The decrease in the diluted weighted average shares of common stock and equivalents outstanding is primarily the result of a reduction in the dilutive effect of outstanding stock options related to the decrease in weighted average share price of the Company's common stock. As a percentage of revenues, net income for 2002 decreased to 5.7% from 16.6% in 2001.

CHEETAH ACQUISITION

         On February 13, 2003, we acquired certain assets and assumed certain liabilities of the Cheetah Status and Performance Monitoring Product Line from Acterna, LLC for approximately $14.3 million in cash. We also capitalized acquisition related costs of approximately $0.6 million for a total cost of approximately $14.9 million. The transaction provided for an earnout to be paid in the first half of 2004 of up to $2,400,000 based on certain 2003 performance targets. The current calculation indicates that amounts due under this provision are immaterial. The acquired assets consisted principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally related to deferred software maintenance, warranty and other obligations. The $14.3 million due at closing and related acquisition expenses were paid from available cash and short-term investments. We believe that the acquired product line will complement our existing cable offering and position the Company as a leading supplier of testing equipment and software for the cable industry. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired product line from February 14, 2003 forward are included in our consolidated financial statements. The purchase price remains subject to change pending agreement between the parties regarding the earn-out provision and post closing purchase price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

         We had working capital of $65.9 million as of December 31, 2003, a decrease of $7.7 million or 10.5% from the $73.6 million of working capital as of December 31, 2002. The decrease in working capital is largely a result of the $14.9 million expended for the Cheetah acquisition plus capital expenditures of $2.8 million that exceeded net income before depreciation and amortization of $7.9 million and the long-term deferrals of income taxes of $1.3 million. Significant changes in the composite elements of working capital during 2003 include a $5.1 million decrease in inventories partially offset by a $1.7 million increase in accounts receivable-trade, with both factors due in part to strong sales in the fourth quarter attributable to the year-end budget funds availability of telecommunications providers. Overall, we generated cash from operating activities of $13.0 million in 2003. As of December 31, 2003, the Company had $48.7 million of cash, cash equivalents and short-term investments that are unrestricted and available for corporate purposes, including acquisitions and other general working capital requirements.

         The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the "Facility") with a bank. Under the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions. The Facility contains certain standard covenants with which we must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. A maximum leverage ratio restricts our total borrowings to approximately $18.7 million during the first quarter of 2004. Commitment fees are payable quarterly at an annual rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with our acquisition of the Cheetah product line to adjust the determination of base net worth. As of December 31, 2003 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.

         We made capital expenditures of $3.5 million, $1.8 million and $2.8 million in the three years ended December 31, 2001, 2002 and 2003, respectively. Our 2003 expenditures were primarily related to providing facilities, office and computer equipment and test fixtures for the new, leased Cheetah facility in Sarasota, Florida. Expenditures in 2002 included the acquisition of land adjacent to the Company's current manufacturing facility. Planned capital expenditures for 2004 are approximately $3.0 million, including projects for test fixtures, development system, and computer and office equipment.

         On January 21, 2004, our Board of Directors authorized the continuation of a share repurchase program which expired on December 31, 2003. Under this extension, we may repurchase a total of one million shares of our common stock before December 31, 2004. Since the initial repurchase program was instituted in April 1997, and as of December 31, 2003, the Company has repurchased 461,800 shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. At our discretion we will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments.

         The impact of inflation on both the Company's financial position and the results of operations has been minimal and is not expected to adversely affect our 2004 results. Our financial position enables us to meet our cash requirements for operations and capital expansion programs.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not engage in transactions or arrangements with unconsolidated or other special purpose entities.

RELATED PARTY TRANSACTION

         Gregory Quiggle was hired by the Company as Executive Vice President of Marketing on August 13, 2001. In connection with the recruitment of Mr. Quiggle, the Company made a loan to Mr. Quiggle in the amount of $210,000 pursuant to a Promissory Note (the "Note") with interest accruing at 5% per annum. On August 20, 2001, Mr. Quiggle made a payment toward the principal balance of the Note in the amount of $48,000, thereby reducing the outstanding principal balance of the Note to $162,000. Beginning in 2003, Mr. Quiggle has made payments of principal and interest that further reduced the balance of the Note to $160,870 as of February 6, 2004. The remaining outstanding balance of the Note is due and payable on or before the earlier of (i) May 2, 2008, (ii) the date of termination of Mr. Quiggle's employment with the Company, or (iii) the date that Mr. Quiggle sells or otherwise transfers ownership of all or a portion of 40,200 shares of common stock of Acterna LLC, which shares are being held by the Company as collateral for payment of the Note. The Note has not been modified since its issuance.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

         The Company has commitments under various non-cancelable leases related primarily to real estate in Cheswick, Pennsylvania, Bridgewater, New Jersey and Sarasota, Florida, which house the Company's operations. Annual rentals due beyond December 31, 2003 under these agreements are $1.6 million in both 2004 and 2005, $0.9 million in 2006, $0.4 million in 2007 and $0.1 million in 2008. We are obligated to pay commitment fees under a credit facility as discussed in the "Liquidity and Capital Resources" section above. We also have commitments to provide software maintenance services under agreements which are generally one to three years in length and we have warranty obligations on products sold in prior periods.

         The following table sets forth our aggregate contractual obligations as of December 31, 2003.

                                                           PAYMENTS DUE BY PERIOD
                                                           ----------------------
                                                  LESS THAN 1                                  MORE THAN 5
                                     TOTAL           YEAR          1-3 YEARS      3-5 YEARS       YEARS
----------------------------------------------------------------------------------------------------------
Contractual Obligations
----------------------------------------------------------------------------------------------------------
Long Term Debt Obligations                 ---            ---             ---           ---            ---
----------------------------------------------------------------------------------------------------------
Capital Lease Obligations                  ---            ---             ---           ---            ---
----------------------------------------------------------------------------------------------------------
Operating Lease Obligations       $  4,607,766    $ 1,600,812    $  2,464,797    $  542,157            ---
----------------------------------------------------------------------------------------------------------
Purchase Obligations              $    448,479    $   335,048    $    113,431           ---            ---
----------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities                ---            ---             ---           ---            ---
Reflected on Company's Balance
Sheet Under GAAP
----------------------------------------------------------------------------------------------------------

KEY RATIOS

         The Company's days sales outstanding in trade accounts receivable was 53 and 57 days at December 31, 2002 and December 31, 2003, respectively. The Company's inventory turnover ratio was 1.4 and 2.3 turns at December 31, 2002 and December 31, 2003, respectively. Strong buying of MCUs by the RBOCs in the fourth quarter of 2003, as well as continued targeted programs to reduce inventories, were the primary reasons for the increasing turns in 2003. Both of these ratios are determined based on twelve month moving averages.

ACCOUNTING PRONOUNCEMENTS

         On August 15, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We adopted this statement on January 1, 2003 and such adoption did not have a material effect on our results of operations or financial position.

         In June 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated With Exit Or Disposal." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The new Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption did not have a material effect on the Company's results of operations or financial position.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 were effective for any guarantees issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on the Company's results of operations or financial position.

         On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" (FIN 46). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain provisions of FIN 46 were effective for the Company after January 31, 2003. Other provisions are effective at March 31, 2003. The adoption of this standard has not impacted the Company and the additional provisions are not expected to impact the Company.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement was effective for the Company after May 31, 2003 and did not have a material impact on our results of operations or financial condition.

         The Company early adopted EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which applies to all deliverables within contractually binding arrangements that include multiple revenue-generating activities. This issue was finalized in May 2003 and did not have a material impact on our results of operations or financial condition.

         On December 17, 2003, the Staff of the SEC issued SAB 104, "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104 was issued to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This bulletin did not impact our results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our current investment policy limits our investments in financial instruments to cash and cash equivalents, individual municipal bonds and corporate and government bonds. The use of financial derivatives and preferred and common stocks is strictly prohibited. We believe that our risk is minimized through proper diversification along with the requirements that the securities must be of investment grade with an average rating of "A" or better by Standard & Poor's. We hold our investment securities to maturity and believe that earnings and cash flows are not materially affected by changes in interest rates, due to the nature and short-term investment horizon for which these securities are invested.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Management's Responsibility for Financial Reporting

Report of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Shareholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Statements of Operations Data by Quarter*

     *Not part of audited financial information

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Statement of Management's Responsibility for Financial
Reporting

         The accompanying consolidated financial statements of Tollgrade Communications, Inc. and Subsidiaries have been prepared by management, who are responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and include amounts based on management's best estimates and judgments. Financial information elsewhere in this Report on Form 10-K is consistent with that in the financial statements.

         Management has established and maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded and that the financial records reflect the authorized transactions of the Company. The system of internal controls includes widely communicated statements of policies and business practices that are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. The internal controls are augmented by organizational arrangements that provide for appropriate delegation of authority and division of responsibility.

         The financial statements have been audited by PricewaterhouseCoopers LLP, Independent Auditors. As part of their audit of the Company's 2003 financial statements, PricewaterhouseCoopers LLP considered the Company's statement of internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. The Report of Independent Auditors follows.

         The Board of Directors pursues its responsibility for the Company's financial reporting through its Audit Committee, which is composed entirely of outside directors. The Audit Committee has met periodically with the Independent Auditors and management. The Independent Auditors had direct access to the Audit Committee, with and without the presence of management representatives, to discuss the results of their audit work and their comments on the adequacy of internal accounting controls and the quality of financial reporting.

                                    /s/ CHRISTIAN L. ALLISON
                                    Christian L. Allison
                                    Chairman and Chief Executive Officer

                                    /s/ SAMUEL C. KNOCH
                                    Samuel C. Knoch
                                    Chief Financial Officer and Treasurer

                                    January 22, 2004

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Tollgrade Communications, Inc. and
Subsidiaries:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Tollgrade Communications, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for long-lived impairments, goodwill and other intangible assets in 2002.

PricewaterhouseCoopers LLP

/s/ PRICEWATERHOUSECOOPERS LLP
Pittsburgh, Pennsylvania
January 21, 2004

                TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS                                                                      December 31, 2002    DECEMBER 31, 2003
------------------------------------------------------------------------------------------------------------------
  Current assets:
  Cash and cash equivalents                                                 $      33,799,284    $      31,059,972
  Short-term investments                                                           19,328,883           17,624,668
  Account receivable:
    Trade                                                                           7,946,276            9,254,718
    Other                                                                             152,290              122,231
  Inventories                                                                      14,092,596           11,154,676
  Prepaid expenses and deposits                                                     1,529,968            1,534,034
  Refundable income taxes                                                             637,156              383,704
  Deferred tax assets                                                               1,404,122            1,361,947
------------------------------------------------------------------------------------------------------------------
Total current assets                                                               78,890,575           72,495,950
  Property and equipment, net                                                       7,438,870            8,292,412
  Deferred tax assets                                                               1,146,152            1,152,846
  Intangibles                                                                      38,500,000           44,500,000
  Goodwill                                                                         16,161,763           19,339,682
  Capitalized Software Costs, net                                                   5,539,002            7,712,624
  Receivable from officer                                                             162,000              160,940
  Other assets                                                                         80,116              174,520
------------------------------------------------------------------------------------------------------------------
Total assets                                                                $     147,918,478    $     153,828,974
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                          $         499,643    $       1,007,178
  Accrued warranty                                                                  1,980,520            2,149,905
  Accrued expenses                                                                    748,576              589,215
  Accrued salaries and wages                                                          543,339              911,725
  Accrued royalties payable                                                           322,380              395,710
  Income taxes payable                                                                691,293            1,018,230
  Deferred income                                                                     465,887              480,235
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           5,251,638            6,552,198
  Deferred tax liabilities                                                            310,826            1,447,690
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   5,562,464            7,999,888
  Commitments and contingent liabilities                                                  ---                  ---
Shareholders' equity:
  Preferred stock, $1.00 par value;
      authorized shares, 10,000,000; issues shares, -0- in 2002 and 2003                  ---                  ---
  Common stock, $ .20 par value--authorized shares,
    50,000,000; issued shares, 13,552,736 in 2002 and 13,580,370 in 2003            2,710,547            2,716,074
  Additional Paid-in Capital                                                       70,489,025           70,808,584
  Treasury stock, at cost, 461,800 shares in 2002 and 2003                         (4,790,783)          (4,790,783)
  Retained Earnings                                                                73,947,225           77,095,211
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                        142,356,014          145,829,086
------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $     147,918,478    $     153,828,974
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                                      Years Ended December 31,
                                                                 2001              2002          2003
---------------------------------------------------------------------------------------------------------
Revenues:
  Products                                                   $ 77,611,861     $48,146,350    $ 52,802,488
  Services                                                      4,627,210      10,428,165      12,297,199
---------------------------------------------------------------------------------------------------------
                                                               82,239,071      58,574,515      65,099,687
Cost of  sales:
  Products                                                     33,134,366      20,799,976      22,965,791
  Services                                                      2,555,039       3,319,441       3,766,047
  Amortization                                                    365,000       1,464,098       2,381,203
---------------------------------------------------------------------------------------------------------
                                                               36,054,405      25,583,515      29,113,041
---------------------------------------------------------------------------------------------------------
Gross profit                                                   46,184,666      32,991,000      35,986,646
---------------------------------------------------------------------------------------------------------
Operating expenses:
   Selling and marketing                                        9,159,227       8,766,207       9,388,004
   General and administrative                                   4,827,120       5,489,163       6,997,131
   Research and development                                    12,427,859      13,838,719      14,924,797
   Severance and related expense                                  291,401         175,723            ----
---------------------------------------------------------------------------------------------------------
Total operating expense                                        26,705,607      28,269,812      31,309,932
---------------------------------------------------------------------------------------------------------
Income from operations                                         19,479,059       4,721,188       4,676,714
Other income:
  Interest income (including interest income from officer
   receivable of $12,000 and $7,000 in 2002 and 2003,
   respectively)                                                2,796,213         692,592         400,682
---------------------------------------------------------------------------------------------------------
Total other income                                              2,796,213         692,592         400,682
---------------------------------------------------------------------------------------------------------
Income Before Taxes                                            22,275,272       5,413,780       5,077,396
Provision for income taxes                                      8,599,825       2,057,236       1,929,410
---------------------------------------------------------------------------------------------------------
Net income                                                   $ 13,675,447     $ 3,356,544    $  3,147,986
---------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE INFORMATION:
---------------------------------------------------------------------------------------------------------
Weighted average shares of common stock and equivalents:
     Basic                                                     13,037,906      13,095,068      13,105,779
     Diluted                                                   13,412,037      13,313,676      13,312,597
---------------------------------------------------------------------------------------------------------
Net income per common share:
     Basic                                                   $       1.05     $      0.26    $       0.24
     Diluted                                                 $       1.02     $      0.25    $       0.24
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

                                                                         ADDITIONAL
                      PREFERRED STOCK           COMMON STOCK              PAID-IN         TREASURY        RETAINED
                      SHARES    AMOUNT      SHARES          AMOUNT        CAPITAL           STOCK         EARNINGS        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2000       ----    $ ----    $ 13,329,264    $ 2,665,853   $ 66,343,728    $  (3,164,975)  $ 56,915,234   $122,759,840

Exercise of common
stock options           ----      ----         183,855         36,771      1,626,764             ----           ----      1,663,535

Tax benefit from
exercise of stock
options                 ----      ----            ----           ----      2,039,762             ----           ----      2,039,762

Net Income              ----      ----            ----           ----           ----             ----     13,675,447     13,675,447
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 2001       ----      ----      13,513,119      2,702,624     70,010,254       (3,164,975)    70,590,681    140,138,584

Exercise of common
stock options           ----      ----          39,617          7,923        270,252             ----           ----        278,175

Tax benefit from
exercise of stock
options                 ----      ----            ----           ----        208,519             ----           ----        208,519

Purchase of treasury
stock                   ----      ----            ----           ----           ----       (1,625,808)          ----     (1,625,808)

Net Income              ----      ----            ----           ----           ----             ----      3,356,544      3,356,544
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER  31, 2002      ----      ----      13,552,736      2,710,547     70,489,025       (4,790,783)    73,947,225    142,356,014

EXERCISE OF COMMON
STOCK OPTIONS           ----      ----          27,634          5,527        242,767             ----           ----        248,294

TAX BENEFIT FROM
EXERCISE OF STOCK
OPTIONS                 ----      ----            ----           ----         76,792             ----           ----         76,792

NET INCOME              ----      ----            ----           ----           ----             ----      3,147,986      3,147,986
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 2003       ----    $ ----      13,580,370    $ 2,716,074   $ 70,808,584    $  (4,790,783)  $ 77,095,211   $145,829,086
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                Years Ended December 31,
                                                                                         2001            2002            2003
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $ 13,675,447    $  3,356,544    $  3,147,986
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       2,692,322       3,799,353       4,749,399
    Tax benefit from exercise of stock options                                          2,039,762         208,519          76,792
    Refund and utilization of income taxes paid                                         8,369,552       1,742,597         253,452
    Deferred income taxes                                                                (442,435)        540,391       1,260,095
    Provision for losses on inventory                                                     573,691       2,544,685         226,625
    Disposition of slow moving and obsolete inventory                                    (273,846)     (1,312,852)     (1,104,457)
    Provision for allowance for doubtful accounts                                         175,000         100,000         441,307
  Changes in assets and liabilities:
    Increase (decrease) in accounts receivable - trade                                  9,304,092       1,250,275      (1,749,749)
    Decrease in accounts receivable - other                                             1,390,808         300,711          30,059
    Decrease in inventories                                                             8,016,021       6,859,187       5,117,203
    (Increase) decrease in prepaid expenses and deposits                                    7,875        (613,245)        (93,579)
    Increase in deferred and refundable tax assets                                       (655,323)       (576,590)            ---
    Increase (decrease) in accounts payable                                            (1,068,929)       (305,756)        507,535
    (Decrease) increase in accrued warranty                                             1,023,000         (87,480)        (55,615)
    Decrease in accrued expenses and deferred income                                   (1,103,218)        (82,408)       (568,225)
    Increase (decrease) in accrued royalties payable                                     (745,027)        (75,071)         73,330
    Increase (decrease) in accrued salaries and wages                                  (2,484,307)        214,213         368,386
    Increase (decrease) in income taxes payable                                           796,616        (292,261)        326,937
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities:                                             41,291,101      17,570,812      13,007,481
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of investments                                                             (29,030,595)    (23,057,447)     (4,935,500)
  Redemption/maturity of investment                                                    53,546,927      10,367,887       6,639,715
  Capital expenditures                                                                 (3,528,528)     (1,829,679)     (2,800,292)
  Investments in other assets                                                            (231,615)        (10,501)            ---
  Purchase of LoopCare                                                                (62,028,763)            ---             ---
  Purchase of Cheetah                                                                         ---             ---     (14,899,010)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities:                                                (41,272,574)    (14,529,740)    (15,995,087)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Purchase of treasury stock                                                                  ---      (1,625,808)            ---
  Proceeds from the exercise of stock options                                           1,663,535         278,175         248,294
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                                    1,663,535      (1,347,633)        248,294
-------------------------------------------------------------------------------------------------- ------------------------------
Net (decrease) increase in cash and cash equivalents                                    1,682,062       1,693,439      (2,739,312)
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                     $ 30,423,783    $ 32,105,845    $ 33,799,284
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $ 32,105,845    $ 33,799,284    $ 31,059,972
---------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid during the year for income taxes                                         $  6,801,560    $  1,898,379    $     13,523
Supplemental disclosure of non-cash financing activity:
  Final purchase price adjustment                                                    $    897,000             ---    $    211,955
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Tollgrade Communications, Inc. (the "Company") designs, engineers, markets and supports test system, test access and status monitoring products and test software for the telecommunications and cable television industries. The Company's telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service ("POTS") lines containing both copper and fiber optics. The Company's test system products, specifically the DigiTest test platform, focus on helping local exchange carriers conduct the full range of fault diagnosis along with the ability to prequalify, deploy and maintain next-generation services including Digital Subscriber Line service. The Company's cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. The Company was organized in 1986 and began operations in 1988.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Substantially all of the Company's cash and cash equivalents are maintained at one financial institution. No collateral or security is provided on these deposits, other than $100,000 of deposits per financial institution which is insured by the Federal Deposit Insurance Corporation.

INVESTMENTS

Short-term investments at December 31, 2003 and December 31, 2002 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.

         The Company classifies its investment in all debt securities as "held to maturity" as the Company has the positive intent and ability to hold the securities to maturity.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. The Company provides appropriate reserves for any inventory deemed slow moving or obsolete.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated on a straight-line method over the estimated useful lives. Leasehold improvements are amortized over the related lease period or the estimated useful life, whichever is shorter.

         The cost of renewals and betterments that extend the lives or productive capacities of properties is capitalized. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property and equipment retired or otherwise disposed of and the related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in current operations.

RECEIVABLE FROM OFFICER

The Company extended a loan for $210,000 under a promissory note to an officer of the Company in July 2001. The note provides for interest at 5% per annum with repayment under various conditions but no later than May 20, 2008. The loan was originally secured by collateral which currently has no value. The balance of the loan at December 31, 2003 and 2002 was $160,940 and $162,000, respectively. The principal and interest were current at December 31, 2003 and December 31, 2002.

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

                                                      2002           2003
                                                  -----------    -----------
Balance at the beginning of the year              $ 2,068,000    $ 1,981,000
Accruals for warranties issued during the year        645,920        872,000
Accruals related to pre-existing warranties          (106,029)      (182,000)
Cheetah opening accrual - See Note 2                     ----        225,000
Settlements during the year                          (626,891)      (746,000)
                                                  -----------    -----------
Balance at the end of the year                    $ 1,981,000    $ 2,150,000
                                                  ===========    ===========

REVENUE RECOGNITION

Revenue from product sales is recognized at the time of shipment (FOB shipping terms) when risk of loss, ownership and title have transferred to the customer, which coincides with shipment of related products, and collection is reasonably assured. Software license revenue is recognized in accordance with the Emerging Issues Task Force Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The Company also follows Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition" issued by the staff of the Securities Exchange Commission which provides guidance related to revenue recognition. Revenue from software license, which is comprised of fees for perpetual licenses derived from contracts with corporate customers, is recognized when persuasive evidence of an arrangement exists, the product is delivered, written acceptance is received from the customer which states that no significant Company obligations remain, the fee is fixed or determinable, and collectibility is probable. In cases for orders of custom software, or orders that require significant software customization, the Company will employ contract accounting using the percentage-of-completion method whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost. Revenue from Services (testability consulting) is recognized upon services being rendered. Reimbursement for out-of-pocket costs is recognized as revenue and simultaneously recognized as the cost of product sales. Revenue from Services also includes revenue from maintenance agreements. Maintenance revenue is generally recognized on a straight-line basis over the life of the related agreement, which is typically one year. Customer advances and amounts due from customers in excess of revenue recognized are recorded as deferred income. Revenue for license and royalty fees is recognized when earned.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived and intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets are reviewed at least annually. Determination of recoverability is based on an estimate of discounted or undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the assets. No impairments have been recorded to date.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs to develop or improve hardware-related products are charged to operations as incurred.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Any costs incurred to establish the technological feasibility of software to be sold or otherwise marketed are expensed as research and development costs. Costs incurred subsequent to the establishment of technological feasibility, and prior to the general availability of the product to the public are capitalized and subsequently amortized under the straight-line method. The Company defines technological feasibility as coding and testing in accordance with detailed program designs. Internally generated software development costs that have been capitalized were $115,383 in 2003, $68,100 in 2002 and none in 2001. Such costs are being amortized over five years.

INCOME TAXES

The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes. Under SFAS No. 109, deferred tax liabilities and assets are determined based on the "temporary differences" between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

SEGMENT INFORMATION

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information, Financial Reporting for Segments of a Business." This statement establishes standards for reporting information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. The Company manages and operates its business as one segment. International sales were 5.8% of revenues in 2003, 6.3% in 2002 and 5.3% in 2001.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities," and SFAS No, 149, "Amendment of Statement 133 on Derivative Instruments and Hedging." This statement establishes standards for reporting information about various derivative financial instruments and accounting for their change in fair value. The Company does not hold or issue derivative instruments for hedging purposes and, therefore, this standard does not have a material effect on the consolidated financial position or results of operations of the Company.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform with the current year presentation. These reclassifications had no effect on reported net income.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans which are described more fully in Note 5. The Company accounts for these plans under the recognition and measurement provisions of Accounting Research Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under these provisions, stock-based employee compensation cost is not reflected in net income for any year, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost for these stock options based on the fair value method set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have reflected the pro forma amounts indicated in the following table:

                                                     YEARS ENDED DECEMBER 31
                                              2001             2002             2003
                                          ------------     ------------     -----------
Net income, as reported                   $ 13,675,447     $  3,356,544     $ 3,147,986
Deduct:  Total stock-based employee
compensation expense based on the
fair value method for all awards, net
of related tax effects.                      6,943,395        4,626,927       1,854,554
                                          ------------     ------------     -----------
Pro forma net income                      $  6,732,052     $ (1,270,383)    $ 1,293,432

Earnings per share:
     Basic - as reported                  $       1.05     $       0.26     $      0.24
     Basic - pro forma                    $       0.52     $      (0.10)    $      0.10
                                          ------------     ------------     -----------
     Diluted - as reported                $       1.02     $       0.25     $      0.24
     Diluted - pro forma                  $       0.50     $      (0.10)    $      0.10
                                          ------------     ------------     -----------

2. ACQUISITIONS

On September 30, 2001, the Company acquired certain assets and assumed certain liabilities of the LoopCare(TM) product line from Lucent Technologies, Inc. for approximately $62,029,000 in cash, which includes approximately $2,200,000 of acquisition-related costs. The assets consisted principally of rights to existing contracts, software and related computer equipment, while the liabilities were principally related to software warranties currently under contract and deferred income. The Company used available cash and short-term investments to finance the acquisition. The LoopCare acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of the LoopCare business since October 1, 2001 have been included in the consolidated financial statements.

         On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah(TM) status and performance monitoring product line ("Cheetah") from Acterna, LLC ("Acterna") for approximately $14,300,000 in cash. In addition, acquisition-related costs of approximately $599,000 were capitalized for a total cost of approximately $14,899,000. The transaction provided for an earnout to be paid in the first half of 2004 of up to $2,400,000 based on certain 2003 performance targets. The current calculation indicates that amounts due under this provision are immaterial. The acquired assets consist principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally relate to deferred software maintenance, warranty and other obligations. The $14,300,000 due at closing and related acquisition expenses were paid from available cash and short-term investments. The Company believes that the acquired product line complements its current cable operations and positions the Company as a leading supplier of testing equipment and software for the cable industry. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," and accordingly, the results of operations of the acquired product line from February 14, 2003 forward are included in the consolidated financial statements of the Company.

         The Company has made an allocation of the Cheetah purchase price to the fair value of assets acquired and liabilities assumed. The purchase price remains subject to change pending agreement between the parties regarding the earn-out provision and post closing purchase price adjustments. Any changes to the purchase price are expected to be accounted for as adjustments to goodwill and may be material.

The following summarizes the current estimated fair values as of the date of the Cheetah acquisition:

Inventories                                          $  1,301,000
Property and Equipment, net                               537,000
Deferred Tax Assets                                        88,000
Intangible Assets:
    Customer Base                  $   5,000,000
    Cheetah Trademark                  1,000,000
    Base Software                      2,900,000
    Proprietary Technology             1,000,000
    Sales Order Backlog                  543,000       10,443,000
                                   -------------
Goodwill                                                3,390,000
-----------------------------------------------------------------
Total Assets Acquired                                $ 15,759,000
-----------------------------------------------------------------
Deferred Income                                          (625,000)
Other Liabilities                                        (235,000)
-----------------------------------------------------------------
Total Liabilities Assumed                            $   (860,000)
-----------------------------------------------------------------
NET ASSETS ACQUIRED OF CHEETAH                       $ 14,899,000
=================================================================

An independent valuation consultant assisted management in its initial determination of fair value assigned to certain intangible assets other than goodwill. Discounted future cash flow models were utilized where appropriate.

         The Cheetah product line has maintained a significant market share in cable status and performance monitoring equipment for more than 25 years and has a large installed customer base, including many of the largest multiple system cable operators. The Company has assumed that, on average, approximately 85% of future revenues attributable to Cheetah products will be derived from this customer base and, based on prior experience, does not anticipate turnover or loss of these customers. Therefore, the Company has concluded that the customer base and Cheetah trademark intangible assets have an indefinite life. Consequently, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the values assigned to customer base and the Cheetah trademark, as well as to related goodwill, are not being amortized for financial reporting purposes.

         The Company intends that the base software will be used in future releases of CheetahNet(TM) (formerly NetMentor(TM)) and other software products with little change into the foreseeable future. Similarly, the proprietary technology embedded in transponder hardware is designed to have a relatively long useful life. Therefore, the Company has determined that the base software and proprietary software have a remaining useful life of ten years and are being amortized for financial reporting purposes over that period.

         The Company obtained a backlog of customer purchase orders totaling approximately $2,160,000 in connection with the Cheetah acquisition. Using a discounted cash flow analysis, the Company determined an acquired value of $543,000 for this backlog. This asset, which is included in prepaid expenses and other current assets, is being amortized as the related orders are being realized as sales revenue. Amortization of approximately $540,000 was recognized in cost of sales from the date of the acquisition through December 31, 2003.

         For tax purposes, the Company is amortizing all intangible assets over 15 years. Goodwill deducted for tax purposes amounted to $269,000 in 2001, $1,077,000 in 2002 and $1,265,000 in 2003.

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

         The Company had net intangible assets, including goodwill, of $71,556,000 at December 31, 2003, of which $58,620,000 resulted from the LoopCare acquisition and $12,936,000 resulted from the Cheetah acquisition. The Company has determined that it has only one operating unit and has completed a test for goodwill impairment as of December 31, 2003 by comparing the aggregate market value of the Company's stock with the Company's book carrying value, including goodwill. This test indicated that there was no impairment of the goodwill carrying value.

         All other intangible assets were tested for impairment of carrying value as of December 31, 2003 using assumptions and techniques employed in the original valuations and following the guidance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Specifically, the sum of the projected future cash flows to be derived from assets with definite lives was compared with the net book carrying value. The impairment test for non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The values of the LoopCare trade name and Cheetah trademark were measured using the relief-from-royalty method and discounted cash flow analyses were employed to test the value of the LoopCare base software and post warranty maintenance service agreements and the value of the Cheetah customer base. These tests indicated that none of the intangible assets had impairment in carrying value. The Company will retest these assets annually as of December 31 or more frequently if events or changes in circumstances indicate that assets might be impaired.

         The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired LoopCare product line as if the combination had occurred on January 1, 2001:

                                (In Thousands, Except Per Share Data)
                                   Unaudited             Audited
                                   Proforma             Historical
                               December 31, 2001     December 31, 2002
----------------------------------------------------------------------
Revenues                       $          95,629     $          58,575
----------------------------------------------------------------------
Income from operations         $          23,728     $           4,721
----------------------------------------------------------------------
Net income                     $          15,610     $           3,357
----------------------------------------------------------------------
Diluted earnings per share     $            1.16     $            0.25
----------------------------------------------------------------------

The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired Cheetah product line as if the combination occurred on January 1, 2002:

                                (In Thousands, Except Per Share Data)
                                   Unaudited             UNAUDITED
                                   Proforma              PROFORMA
                               December 31, 2002     DECEMBER 31, 2003
----------------------------------------------------------------------
Revenues                       $          80,159     $          66,463
----------------------------------------------------------------------
Income from operations         $          10,373     $           5,347
----------------------------------------------------------------------
Net income                     $           6,692     $           3,565
----------------------------------------------------------------------
Diluted earnings per share     $            0.50     $            0.27
----------------------------------------------------------------------

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

         The following information is provided regarding the Company's intangible assets and Goodwill:

                                                    As of December 31, 2002          AS OF DECEMBER 31, 2003
-------------------------------------------------------------------------------------------------------------
                                                    Gross                            GROSS
                                                  Carrying        Accumulated       CARRYING      ACCUMULATED
                                                    Amount        Amortization       AMOUNT       AMORTIZATION
AMORTIZED INTANGIBLE ASSETS:
Current:
     Sales Order Backlog (Current)              $         ---     $        ---    $    543,273    $    539,442
--------------------------------------------------------------------------------------------------------------
CAPITALIZED SOFTWARE:
Developed  product software                     $   7,368,100     $  1,829,098    $  7,483,483    $  3,313,359
Base software - Cheetah                                   ---              ---       2,900,000         265,833
Proprietary technology                                    ---              ---       1,000,000          91,667
--------------------------------------------------------------------------------------------------------------
                  TOTAL CAPITALIZED SOFTWARE    $   7,368,100     $  1,829,098    $ 11,383,483    $  3,670,859
                   (LONG TERM)

UN-AMORTIZED INTANGIBLE ASSETS:
  LoopCare trade name                           $   1,300,000     $       ----    $  1,300,000    $       ----
  Base software - LoopCare                          5,200,000             ----       5,200,000            ----
  Post warranty maintenance
      service agreements                           32,000,000             ----      32,000,000            ----
  Customer base - Cheetah                                ----             ----       5,000,000            ----
  Cheetah trademark                                      ----             ----       1,000,000            ----
Total Intangibles                               $  38,500,000     $       ----    $ 44,500,000    $       ----
--------------------------------------------------------------------------------------------------------------
Goodwill:
--------------------------------------------------------------------------------------------------------------
  Loopcare                                      $  16,161,763     $       ----    $ 15,949,808    $       ----
--------------------------------------------------------------------------------------------------------------
  Cheetah                                                ----             ----       3,389,874            ----
--------------------------------------------------------------------------------------------------------------
TOTAL GOODWILL                                  $  16,161,763     $       ----    $ 19,339,682    $       ----
==============================================================================================================

Estimated amortization expense for the years ended:

                 December 31, 2004   $ 1,890,533
                 December 31, 2005   $ 1,886,701
                 December 31, 2006   $ 1,521,701
                 December 31, 2007   $   422,604
                 December 31, 2008   $   402,413

Actual amortization expense for the years ended:

                 December 31, 2001   $   365,000
                 December 31, 2002   $ 1,464,098
                 December 31, 2003   $ 2,381,203

3. INVENTORIES

Inventories consisted of the following:

                                                     December 31, 2002     DECEMBER 31, 2003
--------------------------------------------------------------------------------------------
Raw Materials                                        $       9,726,789     $       7,398,419
Work in Process                                              4,518,164             3,723,409
Finished Goods                                               2,190,476             1,497,848
--------------------------------------------------------------------------------------------
                                                            16,435,429            12,619,676
--------------------------------------------------------------------------------------------
Reserves for slow moving and obsolete inventory             (2,342,833)           (1,465,000)
--------------------------------------------------------------------------------------------
                                                     $      14,092,596     $      11,154,676
--------------------------------------------------------------------------------------------

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                  Years    December 31, 2002    DECEMBER 31, 2003
-------------------------------------------------------------------------------------------------
Test equipment and tooling                          3-5    $       7,508,180    $       8,543,298
Office equipment and fixtures                       5-7            6,622,832            7,747,768
Leasehold improvements                              1-6            2,137,786            2,353,626
Building                                             20                   --              141,637
-------------------------------------------------------------------------------------------------
                                                                  16,268,798           18,786,330
Less accumulated depreciation and amortization                   (10,452,585)         (11,989,076)
-------------------------------------------------------------------------------------------------
Subtotal                                                           5,816,213            6,797,254
Land                                                               1,622,657            1,495,157
-------------------------------------------------------------------------------------------------
                                                           $       7,438,870    $       8,292,412
-------------------------------------------------------------------------------------------------

5. SHAREHOLDERS' EQUITY

COMMON STOCK

The Company has 50,000,000 authorized shares which have a par value of $.20 per share. As of December 31, 2002 and 2003, there were 13,552,736 and 13,580,370 issued shares, respectively.

STOCK REPURCHASE PROGRAM

On January 24, 2002, the Company's Board of Directors authorized the continuation of a share repurchase program that was originally initiated on April 22, 1997. Prior to this extension, the Company had repurchased 382,400 shares of common stock. This continuation authorized the Company to repurchase a total of one million shares of its common stock before December 31, 2002. During 2002, the Company bought an additional 75,000 shares for a total of 457,400 shares repurchased under the program and all extensions. On January 22, 2003, the Board of Directors authorized the continuation of the share repurchase program to repurchase a total of one million shares of the Company's common stock before December 31, 2003. During 2003, the Company did not repurchase any common stock.

         On January 21, 2004, the Board of Directors authorized the continuation of the share repurchase program under which the Company may repurchase a total of one million shares of its common stock before December 31, 2004.

STOCK COMPENSATION PLANS

Under the Company's stock compensation plans, directors, officers and other employees may be granted options to purchase shares of the Company's common stock. The option price on all outstanding options is equal to the fair market value of the stock at the date of the grant, as defined. The options generally vest ratably over a two-year period, with one-third vested upon grant. The Company's option programs cover all employees and are used to attract and retain qualified personnel in all positions.

         On February 19, 1999, the Board of Directors approved a proposal to increase the number of shares under the 1995 Long-Term Incentive Compensation Plan (the "1995 Plan") by 230,000 shares, with a corresponding cancellation of a similar number of shares under the 1998 Employee Incentive Compensation Plan (the "1998 Plan"). The shareholders approved this action on May 6, 1999. On December 14, 2000, the Board of Directors of the Company approved a proposal to increase the number of shares available under the 1998 Plan by 200,000 shares, from 740,000 to 940,000 shares. On May 23, 2001, the shareholders approved an amendment to the Company's 1995 Plan, as adopted by the Board of Directors on January 25, 2001, to increase the number of shares available under the Plan by 275,000 shares, from 2,210,000 to 2,485,000. The aggregate number of shares of the Company's Common Stock which may be issued under the 1995 Plan and the 1998 Plan is 2,485,000 and 940,000 shares, respectively, subject to proportionate adjustment in the event of stock splits and similar events. On January 24, 2002, the Board of Directors approved a proposal to increase the number of shares available under the 1998 Plan by 50,000 shares, from 940,000 to 990,000 shares. That same date, the Board also approved a proposal to increase the number of shares available under the 1995 Plan by 200,000. On May 7, 2002, the shareholders approved an amendment to the 1995 Plan, as adopted by the Board of Directors on January 24, 2002, to increase the number of shares available by 200,000 from 2,485,000 to 2,685,000. The maximum number of shares which may be awarded under the 1995 Plan to any one Named Executive Officer during any calendar year of the life of the plan is 200,000 shares. All full-time active employees of the Company, excluding officers and directors, are eligible to participate in the 1998 Plan. Amendments to the 1998 Plan do not require the approval of the shareholders, but are approved by the Board of Directors. The Company has 2,061,767 total shares reserved under the option plans. The shares authorized but not granted under these plans at December 31, 2002 and 2003 were as follows:

                                              Shares Authorized But Not Granted
                                               Dec. 31, 2002    DEC. 31, 2003
-----------------------------------------------------------------------------
1995 Long-Term Incentive Compensation Plan           317,211          238,778
1998 Employee Incentive Compensation Plan             26,850           27,223
-----------------------------------------------------------------------------
Total                                                344,061          266,001
-----------------------------------------------------------------------------

The fair value of the stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2002 and 2003: expected volatility of 87.7% in 2001, 92.3% in 2002 and 96.7% in 2003; a risk-free interest rate of 3.65% in 2001, 2.67% in 2002 and 2.44% in 2003; and an expected holding period of four years. Using the Black-Scholes option-pricing model, the weighted average fair value of stock options granted during 2001, 2002 and 2003, is $17.84, $9.52 and $9.61 per share, respectively.

         Transactions involving stock options under the Company's various stock option plans and otherwise are summarized below:

                                    Number of                               Weighted Average
                                     Shares     Range of Options Price       Exercise Price
--------------------------------------------------------------------------------------------
Outstanding, December 31, 2000     1,363,240    $  6.00000 - $159.18750     $          35.25
Granted                              560,650         20.5300 - 38.00000                27.60
Exercised                           (183,855)        6.00000 - 21.70000                 9.05
Cancelled                            (66,405)       6.00000 - 159.18750                61.00
--------------------------------------------------------------------------------------------
Outstanding, December 31, 2001     1,673,630        6.00000 - 159.18750                34.55
Granted                              152,000         9.48500 - 24.21000                14.39
Exercised                            (39,617)        6.00000 - 28.39500                 7.02
Cancelled                            (83,307)       6.00000 - 159.18750                41.29
--------------------------------------------------------------------------------------------
Outstanding, December 31, 2002     1,702,706        6.00000 - 159.18750                33.06
Granted                              120,700       12.14500 - 159.18750                14.07
Exercised                            (27,634)       14.01000 - 21.22000                 8.99
Cancelled                            (42,640)        6.00000 -159.18750                41.96
--------------------------------------------------------------------------------------------
OUTSTANDING, DECEMBER 31, 2003     1,753,132    $  6.00000 - $159.18750     $          31.92
--------------------------------------------------------------------------------------------

                                               Weighted Average
Options exercisable at:    Number of Shares    Exercise Price
39
---------------------------------------------------------------
December 31, 2001                 1,219,648    $          30.41
December 31, 2002                 1,454,464    $          34.90
DECEMBER 31, 2003                 1,657,364    $          32.97
---------------------------------------------------------------

The following table summarizes the status of the stock options, outstanding and exercisable, at December 31, 2003:

                                           Stock Options Outstanding                   Stock Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                    Weighted
                                 Number              Average            Weighted                      Weighted
   Range of Exercise          Outstanding           Remaining           Average                       Average
        Prices               as of 12/31/03      Contractual Life    Exercise Price    Shares      Exercise Price
-----------------------------------------------------------------------------------------------------------------
$ 6.00000 - 7.28130              223,000               3.99            $    6.87        223,000       $   6.87
--------------------------------------------------------------------------------------------------------------
$ 7.50000 - 9.48500              218,255               5.50                 8.37        202,602           8.28
--------------------------------------------------------------------------------------------------------------
$ 9.81250 - 12.55000             219,415               5.84                11.07        173,118          10.68
--------------------------------------------------------------------------------------------------------------
$ 12.79690 - 15.83500            191,418               5.52                13.65        173,426          13.50
--------------------------------------------------------------------------------------------------------------
$ 16.00000 - 21.92500            204,334               7.83                19.54        195,171          19.68
--------------------------------------------------------------------------------------------------------------
$ 21.51500 - 28.39500            194,751               7.82                27.81        188,088          27.98
--------------------------------------------------------------------------------------------------------------
$ 28.70000 - 55.89850            286,234               7.38                42.42        286,234          42.42
--------------------------------------------------------------------------------------------------------------
$ 71.87500 - 103.59375            19,000               6.75               100.25         19,000         100.25
--------------------------------------------------------------------------------------------------------------
$ 117.34400 - 117.34400          172,500               6.62               117.34        172,500         117.34
--------------------------------------------------------------------------------------------------------------
$ 159.18750 - 159.18750           24,225               6.53               159.19         24,225         159.19
--------------------------------------------------------------------------------------------------------------
TOTAL                          1,753,132               6.33            $   31.92      1,657,364       $  32.97
--------------------------------------------------------------------------------------------------------------

SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS

In order to protect shareholder value in the event of an unsolicited offer to acquire the Company, on July 23, 1996, the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock. The dividend was payable on August 15, 1996 to shareholders of record as of that date. The aforementioned rights are exercisable only if a person or group acquires or announces an offer to acquire 20% or more of the Company's common stock. In such an event, each right will entitle shareholders to buy one-hundredth of a share of a new series of preferred stock at an exercise price of $115.00. Each one-hundredth of a share of the new preferred stock has terms designed to make it the economic and voting equivalent of one share of common stock.

         If a person or group acquires 20% or more of the Company's outstanding common stock, each right not owned by the person or group will entitle its holder to purchase at the right's exercise price a number of shares of the Company's common stock (or, at the option of the Company, the new preferred stock) having a market value of twice the exercise price. Further, at any time after a person or group acquires 20% or more (but less than 50%) of the outstanding common stock, the Board of Directors may at its option, exchange part or all of the rights (other than rights held by the acquiring person or group) for shares of the Company's common or preferred stock on a one-for-one basis. Each right further provides that if the Company is acquired in a merger or other business transaction, each right will entitle its holder to purchase, at the right's exercise price, a number of the acquiring company's common shares having a market value at that time of twice the exercise price.

         The Board of Directors is entitled to redeem the rights for one cent per right at any time before a 20% position has been acquired. The Board of Directors is also authorized to reduce the 20% thresholds referred to above to not less than 10%.

6. LICENSE AND ROYALTY FEES

The Company has entered into several technology license agreements with certain major Digital Loop Carrier (DLC) vendors and major Operation Support System
(OSS) equipment manufacturers under which the Company has been granted access to the licensor's patent technology and the right to manufacture and sell the patent technology in the Company's product line. The Company is obligated to pay royalty fees, as defined, through the terms of these license agreements. Under these agreements, license and royalty fees are due only upon purchase of the technology or shipment of units; there are no contingent payment provisions in any of these arrangements. Royalty fees of $1,832,981, $889,024 and $966,715 were incurred in 2001, 2002 and 2003, respectively, and are included in cost of product sales in the accompanying consolidated statements of operations.

7. INCOME TAXES

The provision for income taxes consisted of the following:


                                     2001             2002              2003
-------------------------------------------------------------------------------
Current:
       Federal                    $ 8,192,841      $ 1,491,245      $   652,249
       State                          849,419           25,600           17,068
-------------------------------------------------------------------------------
                                    9,042,260        1,516,845          669,317
-------------------------------------------------------------------------------
Deferred:
       Federal                       (355,700)         675,547        1,250,132
       State                          (86,735)        (135,156)           9,961
-------------------------------------------------------------------------------
                                     (442,435)         540,391        1,260,093
-------------------------------------------------------------------------------
                                  $ 8,599,825      $ 2,057,236      $ 1,929,410
-------------------------------------------------------------------------------

Reconciliations of the federal statutory rate to the effective tax rates are as follows:

                                          Years Ended December 31,
                                         2001      2002       2003
------------------------------------------------------------------
Federal statutory tax rate                35%       34%        34%
     State income taxes                    3        -1        ---
     Other                                 1         5          4
-----------------------------------------------------------------
     Effective tax rate                   39%       38%        38%
-----------------------------------------------------------------

The components of and changes in the deferred tax assets and liabilities recorded in the accompanying balance sheets at December 31, 2002 and 2003 were as follows:

                                                          Deferred                               Deferred
                                          December 31,    Expense                December 31,    Expense                December 31,
                                              2001        (Credit)      Other       2002         (Credit)      Other       2003
DEFERRED TAX ASSETS:
Excess of tax basis over book basis for:
   Property and equipment                 $   345,177   $    (4,375)  $     ---  $   349,552   $   (34,596)  $    ----  $   384,148
   Goodwill & Intangibles                           0                                      0       (20,117)                  20,117
   Inventory                                  377,965        72,798                  305,167      (128,070)                 433,237

Reserves recorded for:
   Warranty                                   806,520        34,117                  772,403        21,690     (87,750)     838,463
   Inventory                                  433,290      (480,415)                 913,705       342,355                  571,350
   Allowance for doubtful accounts            146,250       (39,000)                 185,250      (172,110)                 357,360
   Severance                                        0             0                        0             0                        0
Net operating loss carryforward             1,779,363      (234,500)    372,001    1,641,862      (173,880)               1,815,742
Valuation Allowance                          (450,000)                              (450,000)                              (450,000)
Other                                          41,178           997      34,425        5,756           533                    5,223
-----------------------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                   3,479,743                              3,723,695                              3,975,640
-----------------------------------------------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITIES:
Excess of book basis over tax basis for:
   Goodwill & Intangibles                    (258,403)    1,042,539               (1,300,942)    1,022,897               (2,323,841)
   Property and equipment                     (25,124)      148,231                 (173,355)      401,391                 (574,746)
   Other                                       (9,950)                                (9,950)                                (9,950)

-----------------------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities               (293,477)                            (1,484,247)                            (2,908,537)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Net deferred taxes                        $ 3,186,266   $   540,392   $ 406,426  $ 2,239,448   $ 1,260,093   $ (87,750) $ 1,067,103
-----------------------------------------------------------------------------------------------------------------------------------

Reconciliation to the balance sheet:
Deferred tax assets:
   Current                                  1,116,756                              1,404,122                              1,361,947
   Long-term                                2,069,510                              1,146,152                              1,152,846
-----------------------------------------------------------------------------------------------------------------------------------
Deferred Tax Liabilities                  $       ---                            $  (310,826)                           $(1,447,690)
-----------------------------------------------------------------------------------------------------------------------------------

The deferred tax asset from net operating loss carryforwards is applicable to Pennsylvania which presently allows a 20-year carryforward with a $2,000,000 limit on deductions each year. Unused carryforward losses will expire in 2020. The Company has recorded a valuation allowance of $450,000 as of December 31, 2001 in connection with the Pennsylvania carryforward tax benefits.

8. LINE OF CREDIT

Effective December 20, 2001, and amended effective February 7, 2003, the Company executed a five-year $25,000,000 Unsecured Revolving Credit Facility (the "Facility") with a bank. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. A maximum leverage ratio restricts total borrowings of the Company to approximately $18.7 million during the first quarter of 2004. Interest is payable on any amounts utilized under the Facility at prime, or the prevailing Euro rate plus 1.0% to 1.5% depending on the fixed charge coverage ratio, at the option of the Company. Commitment fees are paid quarterly at the rate of 0.25% per annum on the average unused commitment. At December 31, 2003, there were no amounts outstanding under the Facility.

9. LEASE COMMITMENTS

The Company leases office space and equipment under agreements which are accounted for as operating leases. The Cheswick, Pennsylvania office lease expires December 31, 2005, while the Cheswick equipment leases expire in August 2005. Both office and equipment leases expire in January 2007 for the Bridgewater, New Jersey facility and April 2008 for the Sarasota, Florida facility. In addition, all three of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes and excess maintenance costs that may occur. The Company is also involved in various month-to-month leases for research and development equipment.

Minimum annual future rental commitments under noncancelable leases as of December 31 are:

2004                    $ 1,600,812
2005                    $ 1,598,012
2006                    $   866,785
2007                    $   438,407
2008                    $   103,750

The rent expense for all lease commitments was $890,943, $1,170,101 and $1,479,754 in 2001, 2002 and 2003, respectively.

10. MAJOR CUSTOMERS, REVENUE CONCENTRATION AND DEPENDENCE ON CERTAIN SUPPLIERS

The Company designs, engineers, markets and supports test system, test access and status monitoring products for the telecommunications and cable television industries. Sales are concentrated primarily with the four Regional Bell Operating Companies ("RBOCs") as well as major independent telephone and cable companies and to certain digital loop carrier equipment manufacturers. Sales are derived primarily from the Company's metallic channel unit (MCU) product line which accounted for approximately 39% of the Company's net sales for 2003. The cable television product lines, which include both CheetahLight (formerly LIGHTHOUSE) and the newly acquired CheetahNet lines, contributed approximately 27% while DigiTest and LoopCare RTU sales accounted for approximately 10% and 5%, respectively, of the Company's net sales for 2003. Revenue from Services, which includes installation oversight and project management services provided to RBOCs and fees for LoopCare and Cheetah software maintenance, accounted for approximately 19% of the Company's net sales for 2003.

         Sales to RBOC customers accounted for approximately 71%, 77% and 56% of the Company's net product sales for fiscal years 2001, 2002 and 2003, respectively. During 2001, 2002 and 2003, sales to three RBOC customers individually exceeded 10% of consolidated revenues and, on a combined basis, comprised 66% (individually, 38%, 14% and 14%), 70% (individually, 38%, 18% and 14%) and 48% (individually, 17%, 17% and 14%) of the Company's net product sales, respectively. Sales to a large independent carrier accounted for approximately 11% of the Company's net product sales for fiscal year 2001 and was less than 10% in 2002 and 2003. Due to the Company's present dependency on RBOC customers, the loss of one or more of the RBOCs as a customer, or the reduction of orders for the Company's products by the RBOCs, could materially and adversely affect the Company.

         The Company utilizes three key independent subcontractors to perform a majority of the circuit board assembly and in-circuit testing work on its products. The Company also utilizes other subassembly contractors on a more limited basis. The loss of the subcontractors could cause delays in the Company's ability to meet production obligations and could have a material adverse effect on the Company's results of operations. In addition, shortages of raw material or production capacity constraints at the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and result in increased prices for affected parts. Any such reduction may result in delays in shipments of the Company's products or increases in the price of components, either of which could have a material adverse impact on the Company.

11. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) benefit plan. Eligible employees, as defined in the plan, may contribute up to 20% of eligible compensation, not to exceed the statutory limit. The Company does not make matching contributions to the plan.

12. SEVERANCE AND RELATED EXPENSE

On September 30, 2002, the Company announced its second restructuring program in two years to implement certain cost reduction initiatives which included the elimination of 47 positions, primarily in research and development. The restructuring program resulted in a pre-tax charge for severance, outplacement and other related costs of $175,723 in 2002. The initial restructuring program in April 2001 resulted in a pre-tax charge of $291,000 in 2001 and eliminated approximately 80 positions. All amounts for 2001 and 2002 have been paid.

13. RECENT ACCOUNTING PRONOUNCEMENTS

On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." On October 4, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted these statements on January 1, 2003 and such adoption did not have a material effect on the Company's results of operations or financial position.

         In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal." SFAS No. 146 nullifies Emerging Issues Task Forces Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The new statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption did not have a material effect on the Company's results of operations or financial position.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 were effective for any guarantees that are issued or modified after December 31, 2002. The provisions of FIN 45 did not have a material impact on the Company's results of operations or financial position.

         The Company early adopted EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which applies to all deliverables within contractually binding arrangements that include multiple revenue-generating activities. This Issue was finalized in May 2003 and did not have a material impact on the Company's results of operations or financial condition.

         On December 17, 2003, the Staff of the SEC issued SAB 104, "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104 was issued to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This bulletin did not impact our results of operations or financial condition.

14. SHORT-TERM INVESTMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                December 31, 2002                 DECEMBER 31, 2003
                                                              CARRYING
                           Carrying Amount     Fair Value      AMOUNT        FAIR VALUE
----------------------------------------------------------------------------------------
Financial assets:
Cash and cash equivalents   $ 33,799,284      $ 33,799,284   $ 31,059,972   $ 31,059,972
Short-term investments        19,328,883        19,257,039     17,624,668     17,609,031
----------------------------------------------------------------------------------------
                            $ 53,128,167      $ 53,056,323   $ 48,684,640   $ 48,669,003
----------------------------------------------------------------------------------------

15. PER SHARE INFORMATION

Net income per share has been computed in accordance with the provisions of SFAS No. 128, "Earnings Per Share" for all periods presented. On February 10, 2000, the Company's Board of Directors authorized a two-for-one stock split of the Company's common stock, payable in the form of a 100 percent stock dividend. On March 20, 2000, shareholders of record received one additional share of common stock for each share of common stock held of record on February 28, 2000. All share and per share information reflects the two-for-one split of the Company's common stock. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis, as defined. Basic earnings per share are calculated on the actual number of weighted average common shares outstanding for the period, while diluted earnings per share must include the effect of any dilutive securities. All prior periods have been restated in accordance with SFAS No. 128.

         A reconciliation of earnings per share is as follows:

                                                                      December 31, 2001   December 31, 2002   DECEMBER 31, 2003
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                               $ 13,675,447        $  3,356,544        $  3,147,986
-----------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                 13,037,906          13,095,068          13,105,779
Effect of dilutive securities - stock options                                 374,131             218,608             206,818
-----------------------------------------------------------------------------------------------------------------------------
                                                                           13,412,037          13,313,676          13,312,597
-----------------------------------------------------------------------------------------------------------------------------
Earnings per share:
Basic                                                                    $       1.05        $       0.26        $       0.24
-----------------------------------------------------------------------------------------------------------------------------
Diluted                                                                  $       1.02        $       0.25        $       0.24
-----------------------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA BY QUARTER (UNAUDITED)

The following table presents unaudited quarterly operating results for each of the Company's last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the data. Such quarterly results are not necessarily indicative of the future results of operations.

                                                 March 31,  June 30   Sept. 30  Dec. 31   March 31,  June 30   Sept. 30  Dec. 31
                                                   2002       2002      2002      2002      2003       2003      2003      2003
Revenues:
   Products                                      $ 14,929   $ 12,018  $ 11,260  $  9,939  $ 11,571   $ 13,890  $ 12,529  $ 14,812
   Services                                         2,593      2,566     2,692     2,577     2,972      3,244     3,087     2,994
---------------------------------------------------------------------------------------------------------------------------------
                                                   17,522     14,584    13,952    12,516    14,543     17,134    15,616    17,806

Cost of sales:
   Products                                         6,062      4,880     5,646     4,212     5,292      6,232     5,528     5,910
   Services                                           955        890       868       607       790        976     1,010       990
   Amortization of intangibles                        365        365       366       368       893        510       490       490
---------------------------------------------------------------------------------------------------------------------------------
                                                    7,382      6,135     6,880     5,187     6,975      7,718     7,028     7,390
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                       10,140      8,449     7,072     7,329     7,568      9,416     8,588    10,416
---------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Selling and marketing                            2,417      2,225     2,163     1,961     1,971      2,421     2,320     2,677
   General and administrative                       1,526      1,268     1,217     1,478     1,737      1,828     1,665     1,767
   Research and development                         3,995      3,396     3,370     3,078     3,321      3,907     3,754     3,943
   Severance and related expense                       --         --        --       176        --         --        --        --
---------------------------------------------------------------------------------------------------------------------------------
Total operating expense                             7,938      6,889     6,750     6,693     7,029      8,156     7,739     8,387
---------------------------------------------------------------------------------------------------------------------------------
Income from operations                              2,202      1,560       322       636       539      1,260       849     2,029
Other income, net                                     238        200       151       104       147         85        76        92
Income before taxes                                 2,440      1,760       473       740       686      1,345       925     2,121
Provision for income taxes                            927        669       180       281       261        511       351       806
---------------------------------------------------------------------------------------------------------------------------------
Net income                                       $  1,513   $  1,091  $    293  $    459  $    425   $    834  $    574  $  1,315
---------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE INFORMATION:

Weighted average shares
   Basic                                           13,099     13,089    13,091    13,091    13,091     13,104    13,113    13,116
   Diluted                                         13,421     13,339    13,216    13,199    13,212     13,335    13,346    13,347

Net income per common share:
   Basic                                         $   0.12   $   0.08  $   0.02  $   0.04  $   0.03   $   0.06  $   0.04  $   0.10
   Diluted                                       $   0.11   $   0.08  $   0.02  $   0.03  $   0.03   $   0.06  $   0.04  $   0.10
---------------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         As of December 31, 2003, the Company has carried out an evaluation, under the supervision of, and with the participation of, the Company's management, including the Company's chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

         There were no changes during the Company's fourth fiscal quarter of 2003 in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information related to our executive officers is included in Item I of this Form 10-K under the caption "Executive Officers of the Company." Information related to the directors appears in the section entitled "Election of Directors" in the Company's definitive Proxy Statement filed with the Securities and Exchange Commission relating to our 2004 Annual Meeting of Shareholders (the "2004 Proxy Statement"), which section is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement, which section is incorporated herein by reference.

         We have adopted a Code of Ethics applicable to our chief executive officer, chief financial officer, controller, and other individuals performing similar functions. A copy of the Company's Code of Ethics is available on our website at www.tollgrade.com.

ITEM 11. EXECUTIVE COMPENSATION.

         Information relating to executive compensation is set forth beneath the caption "Compensation of Executive Officers" in the 2004 Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to the security ownership of beneficial owners of 5% or more of the Company's Common Stock and of our executive officers and directors of the Company is set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement, which section is incorporated herein by reference.

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF
                                DECEMBER 31, 2003

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                  NUMBER OF SECURITIES
                                                                                                 REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE          FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF         PRICE OF OUTSTANDING          EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,          OPTIONS, WARRANTS AND         (EXCLUDING SECURITIES LISTED
       PLAN CATEGORY                WARRANTS AND RIGHTS                 RIGHTS                         IN COLUMN (a))
--------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
    APPROVED BY THE
    SECURITYHOLDERS                      1,270,532                      $ 35.560                           238,778
------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
   NOT APPROVED BY THE
   SECURITYHOLDERS (1)                     482,600                      $ 24.899                            27,139
------------------------------------------------------------------------------------------------------------------
          TOTAL                          1,753,132                                                         265,917
------------------------------------------------------------------------------------------------------------------

(1) 1998 Employee Incentive Compensation Plan. The Company's 1998 Employee Incentive Compensation Plan (the "Plan"), which was adopted by the Company's Board of Directors and is effective as of January 28, 1998, is intended, among other purposes, to help the Company to motivate, attract and retain qualified employees (other than officers and directors of the Company). The Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Committee"), which has full discretion to determine the employees who receive awards under the Plan as well as the nature and size of such awards. The Committee may issue nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units under the Plan. Award recipients (other than recipients of stock appreciation rights) are subject to a non-competition arrangement with the Company. Upon a change of control in the Company, all awards become exercisable, vested or fully earned, as applicable. The exercise price of options and the sale price of restricted stock granted under the Plan is 100% of the fair market value of the Company's common stock as of the date of grant. All options granted under the plan expire not later than ten years after the date of grant and typically vest over two years. There are currently 990,000 shares of the Company's common stock authorized under the Plan for granting awards.

See Note 5 to the consolidated financial statements on pages -- through -- of this Annual Report on Form 10-K to Shareholders for additional information regarding the Company's equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to this Item is set forth beneath the caption "Certain Relationships and Related Transactions" in the 2004 Proxy Statement, which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Information relating to this Item is set forth under the heading "Principal Accounting Fees and Services" in the 2004 Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents have been filed as part of this report or, where noted, incorporated by reference:

         (1)      Financial Statements

                  The financial statements of the Company are listed in the Index to Consolidated Financial Statements on Page 25.

         (2)      Financial Statement Schedule

                  The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K, Schedule II (Valuation and Qualifying Accounts), is listed in the Index to Consolidated Financial Statements on Page 25.

         (3) The following exhibits are included herewith and made a part hereof:

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

3.1a              Statement with Respect to Shares dated July 23, 1996
                  (conformed copy), incorporated herein by reference to Exhibit
                  3.1a to the 1998 Form 10-K.

3.2 Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the
                  Securities and Exchange Commission (the "SEC") on March 26,
                  2003 (the "2002 Form 10-K").

4.1               Rights Agreement, dated as of July 23, 1996, between the
                  Company and Chase Mellon Shareholder Services, L.L.C., incorporated herein by reference to Exhibit 1 to the Registration Statement of the Company on Form 8-A (File No.
                  000-28852), filed with the SEC on August 9, 1996.

10.1* 1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company (File No. 000-27312), filed with the SEC on March 22,
                  2002.

10.2              License Agreement, dated August 24, 1993, between Fujitsu
                  Network Transmission Systems, Inc. and the Company, incorporated herein by reference to Exhibit 10.4 to the S-1.

10.3              License Agreement, dated September 26, 1994, between Zhone
                  Technologies, Inc. (successor in interest to NEC America,
                  Inc.) and the Company, incorporated herein by reference to
                  Exhibit 10.5 to the S-1.

10.4              Interface License Agreement, dated March 22, 1995, between
                  Northern Telecom Inc. and the Company, incorporated herein by reference to Exhibit 10.7 to the S-1.

10.5 Technical Information Agreement, dated February 1, 1993, between Lucent Technologies, Inc. (formerly American Telephone and Telegraph Company) and the Company, incorporated herein by reference to Exhibit 10.8 to the S-1.

10.6              Technology License Agreement, dated November 16, 1994, between
                  Alcatel USA (formerly DSC Technologies Corporation) and the
                  Company, incorporated herein by reference to Exhibit 10.12 to the S-1.

10.7              License Agreement, dated August 24, 1993, between Reliance
                  Comm/Tec Corporation and the Company, incorporated herein by reference to Exhibit 10.13 to the S-1.

10.8* Employment Agreement, dated as of December 13, 1995, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.11 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1995 (the "1995
                  Form 10-K").

10.9* Stock Option Agreement entered into December 14, 1995 between the Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P.
                  Anderson, Jeffrey Blake, John H. Guelcher, Richard H. Heibel,
                  Joseph T. Messina and Douglas T. Halliday, incorporated herein by reference to Exhibit 10.14 to the 1995 Form 10-K.

10.10*            Form of Stock Option Agreement dated December 14, 1995 and
                  December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Annual Report of the Company on Form 10-K (File No.
                  000-27312), filed with the SEC on March 19, 1997 (the "1996
                  Form 10-K").

10.11* Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of the Company on Form 10-Q (File No.
                  000-27312), filed with the SEC on November 12, 1996.

10.12*            Amendment to Employment Agreement, dated as of December 13,
                  1996, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.20 to the 1996
                  Form 10-K.

10.13*            Amendment to Employment Agreement, dated as of December 13,
                  1997, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.21 to the Annual Report of the Company on Form 10-K (File No.
                  000-27312), filed with the SEC on March 25, 1998 (the "1997
                  Form 10-K").

10.14             Amendment, dated February 21, 1997, to Technical Information
                  Agreement relating to Metallic Channel Units Types A and B, dated February 1,1993, between American Telephone and
                  Telegraph Company (AT&T) (licensor) and the Company (licensee) incorporated herein by reference to Exhibit 10.3 to the Quarterly Report of the Company on Form 10-Q (File No.
                  000-27312), filed with the SEC on November 10, 1997.

10.15* Form of Non-employee Director Stock Option Agreement with respect to the Company's 1995 Long-Term Incentive Compensation
                  Plan, incorporated herein by reference to Exhibit 10.25 to the 1997 Form 10-K.

10.16*            Amendment to Employment Agreement, dated as of December 30,
                  1998, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.28 to the 1998
                  Form 10-K.

10.17*            Amendment to Employment Agreement, dated as of January 18,
                  2000, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company filed on Form 10-K (File No.
                  000-27312), filed with the SEC on March 27, 2000 (the "1999
                  Form 10-K").

10.18* Change in Control Agreement, entered into February 9, 2000 between the Company and Sara M. Antol, together with a schedule listing substantially identical agreements with Robert Cornelia, Ruth Dilts, Bradley Dinger, Rocco Flamino,
                  Mark Frey, Samuel Knoch, James Price, and Matthew Rosgone, incorporated herein by reference to Exhibit 10.26 to the 1999
                  Form 10-K.

10.19* Change in Control Agreement, entered into August 10, 2000 between the Company and Stephen M. Garda, incorporated herein by reference to Exhibit 10.30 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on November 13, 2000.

10.20*            Amendment to Employment Agreement, dated as of January 3,
                  2001, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.23 to the Annual Report of the Company on Form 10-K (File No. 00027312), filed with the SEC on March 23, 2001 (the "2000 Form 10-K").

10.21* Change in Control Agreement, entered into January 19, 2001 between the Company and Joseph G. O'Brien, together with a schedule listing substantially identical agreements with Lawrence J. Fey, William J. Gumbert, Gary L. Gump, Michael D.
                  McSparrin, Timothy D. O'Brien, Mark B. Peterson, Roger A.
                  Smith and Jeffrey J. Tatusko, incorporated herein by reference to Exhibit 10.24 to the 2000 Form 10-K.

10.22* 1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March
                  22, 2002 (the "2001 Form 10-K").

10.23             Asset Purchase Agreement by and between Lucent Technologies,
                  Inc. and Tollgrade Communications, Inc. dated September 28,
                  2001, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312) filed with the SEC on October 15, 2001.

10.24*            Amendment to Employment Agreement, dated as of January 10,
                  2002, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.27 to the 2001
                  Form 10-K.

10.25* Change in Control Agreement, entered into October 30, 2001 between the Company and Richard Skaare, together with a schedule listing substantially identical agreements with Wylie
                  Etscheid, Carol M. Franklin and Gregory Quiggle, incorporated herein by reference to Exhibit 10.28 to the 2001 Form 10-K.

10.26* Change in Control Agreement, entered into January 2, 2002 between the Company and Charles L. Geier, Jr., incorporated herein by reference to Exhibit 10.29 to the 2001 Form 10-K.

10.27* Change in Control Agreement, entered into January 2, 2002 between the Company and James D. Coleman, incorporated herein by reference to Exhibit 10.30 to the 2001 Form 10-K.

10.28* Change in Control Agreement, entered into December 20, 2002 between the Company and Eric Sucharski, incorporated herein by reference to Exhibit 10.29 of the 2003 Form 10-K.

10.29             Amendment to Employment Agreement, dated as of December 20,
                  2002, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.30 of the 2003
                  Form 10-K.

10.30 Purchase and Sale Agreement, entered into February 13, 2003, between the Company and Acterna, LLC, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312), filed with the SEC on
                  February 27, 2003.

10.31             Lease, dated February 18, 2003, between Lakewood Ranch
                  Properties, L.L.C. and the Company, incorporated herein by reference to Exhibit 10.32 of the 2003 Form 10-K.

10.32 Lease and Lease Agreement, dated as of October 24, 2001, between Route 206 Associates and the Company (as successor by merger to Tollgrade Acquisition Company), incorporated herein by reference to Exhibit 10.33 of the 2003 Form 10-K.

10.33             Lease Agreement, dated as of August 5, 1993, between Regional
                  Industrial Development Corporation of Southwestern
                  Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.34 of the 2003 Form 10-K.

10.34             First Amendment of Lease Agreement, dated as of March 15,
                  1994, between Regional Industrial Development Corporation of
                  Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.35 of the 2003 Form 10-K.

10.35 Second Amendment of Lease Agreement, dated as of July 1, 1994, between Regional Industrial Development Corporation of
                  Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.36 of the 2003 Form 10-K.

10.36             Third Amendment of Lease Agreement, dated as of September 15,
                  1994, between Regional Industrial Development Corporation of
                  Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.37 of the 2003 Form 10-K.

10.37             Fourth Amendment of Lease Agreement, dated as of September 15,
                  1994, between Regional Industrial Development Corporation of
                  Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.38 of the 2003 Form 10-K.

10.38 Fifth Amendment of Lease Agreement, dated as of March 6, 1995, between Regional Industrial Development Corporation of
                  Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.39 of the 2003 Form 10-K.

10.39 Sixth Amendment to Lease, dated as of September 18, 1995, between Regional Industrial Development Corporation of
                  Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.40 of the 2003 Form 10-K.

10.40             Seventh Amendment to Lease, dated as of July 9, 1996, between
                  Regional Industrial Development Corporation of Southwestern
                  Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.41 of the 2003 Form 10-K

10.41             Eighth Amendment to Lease, dated as of May 13, 1997, between
                  Regional Industrial Development Corporation of Southwestern
                  Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.42 of the 2003 Form 10-K.

10.42 Ninth Amendment to Lease, dated as of December 8, 1998, between Regional Industrial Development Corporation of
                  Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.43 of the 2003 Form 10-K.

10.43             Tenth Amendment to Lease, dated as of March 15, 2000, between
                  Regional Industrial Development Corporation of Southwestern
                  Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.44 of the 2003 Form 10-K

10.44 Eleventh Amendment to Lease, dated as of July 19, 2000, between Regional Industrial Development Corporation of
                  Southwestern Pennsylvania and the Company (exhibits omitted), incorporated herein by reference to Exhibit 10.45 of the 2003
                  Form 10-K.

10.45             Supply Agreement, dated July 25, 2002, between Tollgrade
                  Communications, Inc. (as successor in interest to Acterna
                  Cable Networks Division) and the Electronic Manufacturing
                  Services Division of Dictaphone Corporation (exhibits omitted), filed herewith.

10.46*            Amendment to Employment Agreement, dated as of January 8,
                  2004, between the Company and Christian L. Allison, filed herewith.

10.47* Change in Control Agreement, entered into February 14, 2003, between the Company and David Breiter, filed herewith.

21.1              List of subsidiaries of the Company, filed herewith.

23.1              Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1              Certification of Chief Executive Officer, filed herewith.

31.2              Certification of Chief Financial Officer, filed herewith.

32                Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to 18 U.S.C. Section 350.

----------
* Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

     Copies of the exhibits filed as part of this Form 10-K are available at a cost of $.20 per page to any shareholder of record upon written request to the Secretary, Tollgrade Communications, Inc., 493 Nixon Road, Cheswick, Pennsylvania 15024.

(b)      Reports on Form 8-K filed during the quarter ended December 31, 2003:

         A Report on Form 8-K was filed on October 16, 2003 which contained as an exhibit the Company's Earnings Release for the third quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 15, 2004.

                                     TOLLGRADE COMMUNICATIONS, INC.

                                     By /s/Christian L. Allison
                                        ------------------------
                                          Christian L. Allison
                                           Chairman and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 15, 2004.

           SIGNATURE                                         TITLE
           ---------                                         -----
 /s/Christian L. Allison                    Director, Chairman and Chief Executive Officer,
--------------------------------------      (Principal Executive Officer)
      Christian L. Allison

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

/s/Daniel P. Barry                          Director
--------------------------------------
      Daniel P. Barry

/s/David S. Egan                            Director
--------------------------------------
      David S. Egan

/s/Richard H. Heibel, M.D.                  Director
--------------------------------------
      Richard H. Heibel, M.D.

 /s/Robert W. Kampmeinert                   Director
--------------------------------------
      Robert W. Kampmeinert

/s/Brian C. Mullins                         Director
--------------------------------------
      Brian C. Mullins

/s/Samuel C. Knoch                          Chief Financial Officer and Treasurer
--------------------------------------      (Principal Financial and Accounting Officer)
      Samuel C. Knoch

                                   SCHEDULE II

                 TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2001, 2002 and 2003
                                 (In thousands)

         Col. A                            Col. B         Col C.                        Col. D          Col. E
         ------                            ------         ------                        ------          ------
                                         Balance at     Additions
                                          Beginning     Charged to     Charged to                      Balance at
                                          of Year        Expense     Other Accounts    Deductions     End of Year
                                           -------       -------     --------------    ----------     -----------
Inventory reserves:
Year ended December 31, 2001                1,085           300            --              (274)         1,111
Year ended December 31, 2002                1,111         2,547            --            (1,315)         2,343
Year ended December 31, 2003                2,343           227            --            (1,105)         1,465

Allowance for doubtful accounts:
Year ended December 31, 2001                  200           175            --                --            375
Year ended December 31, 2002                  375            --           100                --            475
Year ended December 31, 2003                  475           517           (76)               --            916

Warranty reserve:
Year ended December 31, 2001                1,045         1,195           (19)             (153)         2,068
Year ended December 31, 2002                2,068           540            --              (627)         1,981
Year ended December 31, 2003                1,981           690           225              (746)         2,150

                        Report of Independent Auditors on
                          Financial Statement Schedule

To the Board of Directors of
Tollgrade Communications, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 21, 2004 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
January 21, 2004

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

  3.1a Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 Form 10-K.

   3.2 Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the Securities and
              Exchange Commission (the "SEC") on March 26, 2003 (the "2003 Form
              10-K").

   4.1 Rights Agreement, dated as of July 23, 1996 between the Company and Chase Mellon Shareholder Services, L.L.C., filed as Exhibit 1 to the Registration Statement of the Company on Form 8-A (File No.
              000-28852), filed with the SEC on August 9, 1996.

  10.1* 1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company (File No.
              000-27312), filed with the SEC on March 22, 2002.

  10.2        License Agreement, dated August 24, 1993, between Fujitsu Network
              Transmission Systems, Inc. and the Company, incorporated herein by reference to Exhibit 10.4 to the S-1.

  10.3        License Agreement, dated September 26, 1994, between Zhone
              Technologies, Inc. (as successor in interest to NEC America, Inc.)
              and the Company, incorporated herein by reference to Exhibit 10.5 to the S-1.

  10.4        Interface License Agreement, dated March 22, 1995, between
              Northern Telecom Inc. and the Company, incorporated herein by reference to Exhibit 10.7 to the S-1.

  10.5        Technical Information Agreement, dated February 1, 1993, between
              Lucent Technologies, Inc. (formerly American Telephone and
              Telegraph Company) and the Company, incorporated herein by reference to Exhibit 10.8 to the S-1.

  10.6        Technology License Agreement, dated November 16, 1994, between
              Alcatel USA (formerly DSC Technologies Corporation) and the
              Company, incorporated herein by reference to Exhibit 10.12 to the S-1.

  10.7        License Agreement, dated August 24, 1993, between Reliance
              Comm/Tec Corporation and the Company, incorporated herein by reference to Exhibit 10.13 to the S-1.

  10.8        Employment Agreement, dated as of December 13, 1995, between the
              Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.11 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

  10.9        Stock Option Agreement entered into December 14, 1995 between the
              Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey Blake, John H. Guelcher, Richard H. Heibel, Joseph T.
              Messina and Douglas T. Halliday, incorporated herein by reference to Exhibit 10.14 to the 1995 Form 10-K.

 10.10        Form of Stock Option Agreement dated December 14, 1995 and
              December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on
              March 19, 1997) (the "1996 Form 10-K").

 10.11 Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly
              Report of the Company on Form 10-Q (File No. 000-27312) filed with the SEC on November 12, 1996.

 10.12 Amendment to Employment Agreement, dated as of December 13, 1996, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.20 to the 1996 Form 10-K.

 10.13 Amendment to Employment Agreement, dated as of December 13, 1997, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.21 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 25,
              1998 (the "1997 Form 10-K").

 10.14        Amendment, dated February 21, 1997, to Technical Information
              Agreement relating to Metallic Channel Units Types A and B, dated
              February 1,1993, between American Telephone and Telegraph Company
              (AT&T) (licensor) and the Company (licensee) incorporated herein by reference to Exhibit 10.3 to the Quarterly

              Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on November 10, 1997.

 10.15 Form of Non-employee Director Stock Option Agreement with respect to the Company's 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.25 to the 1997 Form
              10-K.

 10.16 Amendment to Employment Agreement, dated as of December 30, 1998, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.28 to the 1998 Form 10-K.

 10.17 Amendment to Employment Agreement, dated as of January 18, 2000, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company on Form 10-K (File No, 000-27312), filed with the SEC on March 27,
              2000 (the "1999 Form 10-K").

 10.18 Change in Control Agreement, entered into February 9, 2000 between the Company and Sara M. Antol, together with a schedule listing substantially identical agreements with Robert Cornelia, Ruth
              Dilts, Bradley Dinger, Rocco Flamino, Mark Frey, Samuel Knoch,
              James Price, and Matthew Rosgone, incorporated herein by reference to Exhibit 10.26 to the 1999 Form 10-K.

 10.19 Change in Control Agreement, entered into August 10, 2000 between the Company and Stephen M. Garda, incorporated herein by reference to Exhibit 10.30 to the Quarterly Report of the Company on Form
              10-Q (File No. 000-27312), filed with the SEC on November 13,
              2000.

 10.20 Amendment to Employment Agreement, dated as of January 3, 2001, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.23 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 23,
              2001 (the " 2000 Form 10-K").

 10.21 Change in Control Agreement, entered into January 19, 2001 between the Company and Joseph G. O'Brien, together with a schedule listing substantially identical agreements with Lawrence J. Fey, William J. Gumbert, Gary L. Gump, Michael D. McSparrin, Timothy D.
              O'Brien, Mark B. Peterson, Roger A. Smith and Jeffrey J. Tatusko, incorporated herein by reference to Exhibit 10.24 to the 2000 Form
              10-K.

 10.22 1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit
              10.25 to the Annual Report of the Company on Form 10-K (File No.
              000-27312), filed with the SEC on March 22, 2002 (the "2001 Form
              10-K").

 10.23        Asset Purchase Agreement by and between Lucent Technologies, Inc.
              and Tollgrade Communications, Inc. dated September 28, 2001, incorporated herein by reference to Exhibit 2.1 to the Current
              Report of the Company on Form 8-K (File No. 000-27312), filed with the SEC on October 15, 2001.

 10.24 Amendment to Employment Agreement, dated as of January 10, 2002, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.27 to the 2001 Form 10-K.

 10.25 Change in Control Agreement, entered into October 30, 2001 between the Company and Richard Skaare, together with a schedule listing substantially identical agreements with Wylie Etscheid, Carol M.
              Franklin and Gregory Quiggle, incorporated herein by reference to
              Exhibit 10.28 to the 2001 Form 10-K.

 10.26 Change in Control Agreement, entered into January 2, 2002 between the Company and Charles L. Geier, Jr., incorporated herein by reference to Exhibit 10.29 to the 2001 Form 10-K.

 10.27 Change in Control Agreement, entered into January 2, 2002 between the Company and James D. Coleman, incorporated herein by reference to Exhibit 10.30 to the 2001 Form 10-K.

 10.28 Change in Control Agreement, entered into December 20, 2002 between the Company and Eric Sucharski, incorporated herein by reference to Exhibit 10.29 of the 2003 Form 10-K.

 10.29 Amendment to Employment Agreement, dated as of December 20, 2002, between the Company and Christian L. Allison, incorporated herein by reference to Exhibit 10.30 of the 2003 Form 10-K.

 10.30 Purchase and Sale Agreement, entered into February 13, 2003, between the Company and Acterna, LLC, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312), filed with the SEC on February 27,
              2003.

 10.31        Lease, dated February 18, 2003, between Lakewood Ranch Properties,
              L.L.C. and the Company, incorporated herein by reference to
              Exhibit 10.32 of the 2003 Form 10-K.

 10.32        Lease and Lease Agreement, dated as of October 24, 2001, between
              Route 206 Associates and Tollgrade Acquisition Company (as successor by merger to Tollgrade Acquisition Company), incorporated herein by reference to Exhibit 10.33 of the 2003 Form
              10-K.

10.33         Lease Agreement, dated as of August 5, 1993, between Regional
              Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.34 of the 2003 Form 10-K.

 10.34 First Amendment of Lease Agreement, dated as of March 15, 1994, between Regional Industrial Development Corporation of
              Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.35 of the 2003 Form 10-K.

 10.35 Second Amendment of Lease Agreement, dated as of July 1, 1994, between Regional Industrial Development Corporation of
              Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.36 of the 2003 Form 10-K.

 10.36        Third Amendment of Lease Agreement, dated as of September 15,
              1994, between Regional Industrial Development Corporation of
              Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.37 of the 2003 Form 10-K.

 10.37        Fourth Amendment of Lease Agreement, dated as of September 15,
              1994, between Regional Industrial Development Corporation of
              Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.38 of the 2003 Form 10-K.

 10.38 Fifth Amendment of Lease Agreement, dated as of March 6, 1995, between Regional Industrial Development Corporation of
              Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.39 of the 2003 Form 10-K.

 10.39        Sixth Amendment to Lease, dated as of September 18, 1995, between
              Regional Industrial Development Corporation of Southwestern
              Pennsylvania and the Company, incorporated herein by reference to
              Exhibit 10.40 of the 2003 Form 10-K.

 10.40        Seventh Amendment to Lease, dated as of July 9, 1996, between
              Regional Industrial Development Corporation of Southwestern
              Pennsylvania and the Company, incorporated herein by reference to
              Exhibit 10.41 of the 2003 Form 10-K.

 10.41        Eighth Amendment to Lease, dated as of May 13, 1997, between
              Regional Industrial Development Corporation of Southwestern
              Pennsylvania and the Company, incorporated herein by reference to
              Exhibit 10.42 of the 2003 Form 10-K.

 10.42        Ninth Amendment to Lease, dated as of December 8, 1998, between
              Regional Industrial Development Corporation of Southwestern
              Pennsylvania and the Company, incorporated herein by reference to
              Exhibit 10.43 of the 2003 Form 10-K.

 10.43        Tenth Amendment to Lease, dated as of March 15, 2000, between
              Regional Industrial Development Corporation of Southwestern
              Pennsylvania and the Company, incorporated herein by reference to
              Exhibit 10.44 of the 2003 Form 10-K.

 10.44        Eleventh Amendment to Lease, dated as of July 19, 2000, between
              Regional Industrial Development Corporation of Southwestern
              Pennsylvania and the Company (exhibits omitted), incorporated herein by reference to Exhibit 10.45 of the 2003 Form 10-K.

 10.45        Supply Agreement, dated July 25, 2002, between Tollgrade
              Communications, Inc. (as successor in interest to Acterna Cable
              Networks Division) and the * Electronic Manufacturing Services
              Division of Dictaphone Corporation (exhibits omitted), filed herewith.

 10.46        Amendment to Employment Agreement, dated as of January 8, 2004,
              between the Company and Christian L. Allison, filed herewith.   *

 10.47        Change in Control Agreement, entered into February 14, 2003,
              between the Company and David Breiter, filed herewith.          *

  21.1        List of subsidiaries of the Company.                            *

  23.1        Consent of PricewaterhouseCoopers LLP.                          *

  31.1        Certification of Chief Executive Officer.                       *

  31.2        Certification of Chief Financial Officer.                       *

   32         Certification of Chief Executive Officer and Chief Financial
              Officer pursuant to 18 U.S.C. Section 350.                      *

             * Filed herewith.