Form 10-Q
period 2004-03-27
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2004-05-06
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2004

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number 000-27312

TOLLGRADE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1537134 (I.R.S. Employer Identification No.)

493 Nixon Rd.
Cheswick, PA 15024
(Address of principal executive offices, including zip code)

412-820-1400
(Registrant’s telephone number, including area code)

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

Yes   [X]  No  [   ]

     As of April 30, 2004, there were 13,584,404 shares of the Registrant’s Common Stock, $0.20 par value per share, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q
For the Quarter Ended March 27, 2004

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 27, 2004	December 31, 2003 *
ASSETS
Current assets:
Cash and cash equivalents	$27,133,402	$31,059,972
Short-term investments	22,400,057	17,624,668
Accounts receivable:
Trade	10,095,406	9,254,718
Other	172,896	122,231
Inventories	12,304,079	11,154,676
Prepaid expenses and other current assets	1,912,676	1,534,034
Refundable income taxes	110,426	383,704
Deferred tax assets	1,329,450	1,361,947

Total current assets	75,458,392	72,495,950
Property and equipment, net	8,152,827	8,292,412
Deferred tax assets	1,134,671	1,152,846
Intangibles	44,500,000	44,500,000
Goodwill	19,339,682	19,339,682
Capitalized software costs, net	7,240,950	7,712,624
Receivable from officer	160,297	160,940
Other assets	169,512	174,520

Total assets	$156,156,331	$153,828,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,023,285	$1,007,178
Accrued warranty	2,222,665	2,149,905
Accrued expenses	763,993	589,215
Accrued salaries and wages	995,325	911,725
Accrued royalties payable	481,280	395,710
Income taxes payable	1,392,799	1,018,230
Deferred income	642,682	480,235

Total current liabilities	7,522,029	6,552,198
Deferred tax liabilities	1,677,474	1,447,690

Total liabilities	9,199,503	7,999,888
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value;
Authorized shares, 10,000,000; issue shares, -0-
In 2003 and 2004	—	—
Common stock, $.20 par value; authorized shares, 50,000,000; issued shares, 13,580,370 in 2003 and 13,584,404 in 2004	2,716,881	2,716,074
Additional paid-in capital	70,855,493	70,808,584
Treasury stock, at cost, 461,800 shares	(4,790,783)	(4,790,783)
Retained earnings	78,175,237	77,095,211

Total shareholders’ equity	146,956,828	145,829,086

Total liabilities and shareholders’ equity	$156,156,331	$153,828,974

* Amounts derived from audited financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 27, 2004	March 29, 2003
Revenues:
Products	$14,454,630	$11,571,101
Services	3,152,519	2,972,322

Total revenues:	17,607,149	14,543,423

Cost of sales:
Products	6,014,468	5,292,128
Services	859,825	789,570
Amortization of intangibles	473,333	892,578

	7,347,626	6,974,276

Gross profit	10,259,523	7,569,147

Operating expenses:
Selling and marketing	2,471,588	1,970,654
General and administrative	1,934,174	1,737,003
Research and development	4,191,788	3,321,218

Total operating expense	8,597,550	7,028,875
Income from operations	1,661,973	540,272
Other income:
Interest income (including interest income from officer receivable of $1,900 and $2,000 in 2004 and 2003)	90,182	147,422

Income before taxes	1,752,155	687,694
Provision for income taxes	672,129	261,324

Net income	$1,080,026	$426,370

Earnings per share information:
Weighted average shares of common stock and equivalents:
Basic	13,120,356	13,090,936
Diluted	13,351,902	13,211,883

Net income per common share:
Basic	$.08	$.03
Diluted	$.08	$.03

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 27, 2004

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total
Balance at December 31, 2003	—	$—	13,580,370	$2,716,074	$70,808,584	$(4,790,783)	$77,095,211	$145,829,086
Exercise of common Stock options	—	—	4,034	807	31,826	—	—	32,633
Tax benefit from exercise of stock options	—	—	—	—	15,083	—	—	15,083
Net Income	—	—	—	—	—	—	1,080,026	1,080,026

Balance at March 27, 2004	—	$—	13,584,404	$2,716,881	$70,855,493	$(4,790,783)	$78,175,237	$146,956,828

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 27, 2004	March 29, 2003
Cash flows from operating activities:
Net income	$1,080,026	$426,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,099,161	1,441,233
Tax benefit from exercise of stock options	15,083	—
Refund and utilization of income taxes paid	273,278	—
Deferred income taxes	280,456	(124,935)
Provision for losses on inventory	(14,231)	133,377
Disposition of slow moving and obsolete inventory	(143,669)	(122,169)
Provision for allowance for doubtful accounts	80,820	200,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable-trade	(921,508)	873,166
Increase in accounts receivable-other	(50,665)	(37,967)
(Increase) decrease in inventory	(991,503)	521,445
(Increase) decrease in prepaid expenses and other assets	(374,650)	249,211
Increase in accounts payable	16,107	1,167,846
Increase in accrued warranty	72,760	448,373
Increase in accrued expenses and deferred income	337,225	178,098
Increase in accrued salaries and wages	83,600	365,113
Increase (decrease) in accrued royalties payable	85,570	(18,513)
Increase in income taxes payable	374,569	412,056

Net cash provided by operating activities	1,302,429	6,112,704

Cash flows from investing activities:
Purchase of Cheetah	—	(14,899,010)
Redemption/maturity of short-term investments	1,508,883	2,620,452
Purchase of short-term investments	(6,284,272)	(875,000)
Capital expenditures	(486,243)	(722,188)

Net cash used in investing activities	(5,261,632)	(13,875,746)

Cash Flows from financing activities:
Proceeds from exercise of stock options	32,633	—

Net cash provided by financing activities	32,633	—

Net decrease in cash and cash equivalents	(3,926,570)	(7,763,042)
Cash and cash equivalents at beginning of period	31,059,972	33,799,284

Cash and cash equivalents at end of period	$27,133,402	$26,036,242

The accompanying notes are an integral part of the condensed financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month period ended March 27, 2004 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these provisions, stock-based employee compensation cost is not reflected in net income for any year, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost for these stock options based on the fair value method set forth in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have reflected the pro forma amounts indicated below:

	Three Months ended
	March 27, 2004	March 29, 2003
Net income, as reported	$1,080,026	$426,370
Deduct: Total stock-based compensation expense based on the fair value method for all awards, net of related tax effects	74,771	558,309

Pro forma net income	$1,005,255	$(131,939)

Earnings (loss) per share:
Basic – as reported	$0.08	$0.03
Basic – pro forma	$0.08	$(0.01)
Diluted – as reported	$0.08	$0.03
Diluted – pro forma	$0.08	$(0.01)

3. ACQUISITION

On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah(TM)status and performance monitoring product line (“Cheetah”) from Acterna, LLC (“Acterna”) for approximately $14,300,000 in cash. In addition, acquisition-related costs of approximately $599,000 were capitalized for a total cost of approximately $14,899,000. The transaction provided for an earn-out to be paid in the first half of 2004 of up to $2,400,000 based on certain 2003 performance targets. The current calculation indicates that amounts due under this provision are immaterial. The acquired assets consist principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally relate to deferred software maintenance, warranty and other obligations. The $14,300,000 due at closing and related acquisition expenses were paid from available cash and short-term investments. The Company believes that the acquired product line complements its current cable operations and positions the Company as a leading supplier of testing equipment and software for the cable industry. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” and accordingly, the results of operations of the acquired product line from February 14, 2003 forward are included in the consolidated financial statements of the Company.

The Company has made an allocation of the Cheetah purchase price to the fair value of assets acquired and liabilities assumed. The purchase price remains subject to change pending resolution between the parties of outstanding contingencies regarding the earn-out provision, remaining purchase price adjustments or other matters. Any changes to the purchase price arising from the resolution of these matters are expected to be accounted for as adjustments to goodwill and may be material.

     The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired Cheetah product line as if the combination occurred on January 1, 2003.

(In Thousands, Except Per Share Data)
Three Months Ended
March 29, 2003
Proforma
Revenues	$15,906
Income from operations	1,168
Net income	801
Diluted earnings per share	$0.06

These adjustments were made to reflect significant changes to operations made by the Company since the acquisition. This proforma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the Cheetah product line acquisition been consummated on January 1, 2003. In addition, these results are not intended to be a projection of future results.

4. INTANGIBLE ASSETS

The following information is provided regarding the Company’s intangible assets and goodwill:

	As of March 27, 2004		As of December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Current:
Cheetah Sales order backlog	$543,273	$541,101	$543,273	$539,442

Capitalized Software:
Developed product software	7,483,483	3,687,532	7,483,483	3,313,359
Base software - Cheetah	2,900,000	338,334	2,900,000	265,833
Proprietary technology	1,000,000	116,667	1,000,000	91,667

Total Capitalized Software (long term)	$11,383,483	$4,142,533	$11,383,483	$3,670,859

Non-amortized intangible assets:
LoopCare trade name	$1,300,000	$—	$1,300,000	$—
Base software - LoopCare	5,200,000	—	5,200,000	—
Post warranty maintenance			—	—
service agreements	32,000,000	—	32,000,000	—
Customer Base – Cheetah	5,000,000	—	5,000,000	—
Cheetah Trademark	1,000,000	—	1,000,000	—

Total Intangibles	$44,500,000	$—	$44,500,000	$—

Goodwill:
Loopcare	$15,949,808	$—	$15,949,808	$—
Cheetah	3,389,874	—	3,389,874	—

Total Goodwill	$19,339,682	$—	$19,339,682	$—

          Estimated amortization expense for the years ended:

December 31, 2004	$1,890,533
December 31, 2005	1,886,701
December 31, 2006	1,521,701
December 31, 2007	422,604
December 31, 2008	402,413

5. INVENTORIES

At March 27, 2004 and December 31, 2003, inventories consisted of the following:

	March 27,	December 31,
	2004	2003
Raw materials	$6,541,318	$7,398,419
Work in process	5,039,952	3,723,409
Finished goods	2,029,908	1,497,848

	13,611,178	12,619,676
Reserve for slow moving and obsolete inventory	(1,307,099)	(1,465,000)

	$12,304,079	$11,154,676

6. SHORT-TERM INVESTMENTS

Short-term investments at March 27, 2004 and December 31, 2003 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.

The Company classifies its investment in all debt securities as “held to maturity,” as the Company has the intent and ability to hold the securities to maturity.

The estimated fair values of the Company’s financial instruments are as follows:

	March 27,		December 31,
	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$27,133,402	$27,133,402	$31,059,972	$31,059,972
Short-term investments	22,400,057	22,442,550	17,624,668	17,609,031

	$49,533,459	$49,575,952	$48,684,640	$48,669,003

7. PER SHARE INFORMATION

Net income per share has been computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share” for all periods presented. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis, as defined. Basic earnings per share are calculated on the actual number of weighted average common shares outstanding for the period, while diluted earnings per share must include the effect of any dilutive securities.

A reconciliation of earnings per share is as follows:

	Three Months	Three Months
	Ended	Ended
	March 27, 2004	March 29, 2003
Net income	$1,080,026	$426,370

Common and common equivalent shares:
Weighted average common shares outstanding	13,120,356	13,090,936
Effect of dilutive securities – stock options	231,546	120,947

	13,351,902	13,211,883

Earnings per share:
Basic	$.08	$.03

Diluted	$.08	$.03

8. ACCOUNTING PRONOUNCEMENTS

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain provisions of FIN 46 were effective for the Company after January 31, 2003 and did not have an impact on the Company’s results of operations or financial condition. FIN No. 46 was revised in December 2003 and is effective for the first financial reporting period ending after March 15, 2004. The Company adopted the provisions of FIN No. 46 for the fiscal quarter ending March 27, 2004, which did not have an impact on the financial statements. The Company has no interest in any variable interest entities.

9. PRODUCT WARRANTY

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

	Three Months Ended	Year Ended
	March 27, 2004	December 31, 2003
Balance at the beginning of the period	$2,150,000	$1,981,000
Accruals for warranties issued during the period	104,000	872,000
Accruals related to pre-existing warranties		(182,000)
Cheetah opening accrual		225,000
Settlements during the period	(31,000)	(746,000)

Balance at the end of the period	$2,223,000	$2,150,000

10. CONTINGENCIES

We are currently party to various legal claims and disputes, either asserted or unasserted, which arise in the ordinary course of business. While the final resolution of these matters cannot be predicted with certainty, and although the outcome could be material to interim results of operations or cash flow, we do not believe that the outcome of any of these claims will have a material adverse effect on our consolidated financial position, or annual results of operations, or cash flow.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
Tollgrade Communications, Inc. and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and its subsidiaries as of March 27, 2004, and the related condensed consolidated statements of operations for each of the three-month period ended March 27, 2004 and March 29, 2003 and the condensed consolidated statement of cash flows for the three-month period March 27, 2004 and March 29, 2003 and the statement of changes in shareholders’ equity for the three-month period ended March 27, 2004. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated January 21, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
April 15, 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those contained in Item 2- Management’s Discussion and Analysis of Results of Operations and Financial Condition, along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as "will,” “believes,” “intends,” “expects,” “plans,” “could” or “may,” or the negatives thereof, other variations thereon or comparable terminology, relate to, among other things, projected cash flows which are used in the valuation of intangible assets, the anticipated results of negotiations for purchase orders and other customer purchase agreements, changes in our backlog, the amount of backlog that may be recognized as revenue in future periods, the ability to utilize deferred and refundable tax assets, opportunities which the Services group offers to customers, the potential loss of certain customers, the timing of orders from customers, the effect of consolidations in the markets to which we sell, the significant portion of our revenues generated from MCU sales and the expected consequences of the maturation of this market, the opportunities developing in the cable broadband market, certain international sales opportunities, circumstances surrounding our LoopCare sales, the impact of the acquisition of the Cheetah product line on our position in the cable industry, the effects of the economic slowdown in the telecommunications and cable industries, the possibility of future provisions for slow moving and obsolete inventory, and the effect on earnings and cash flows of changes in interest rates. The Company does not undertake any obligation to publicly update any forward-looking statements.

These forward-looking statements and other forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-Q are based on assumptions that involve risks and uncertainties and are subject to change. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements. The Company wishes to caution each reader of this Form 10-Q to consider the factors described below and certain other factors discussed herein and in other past reports including, but not limited to, prior year Annual Reports and Form 10-K and Form 10-Q reports filed with the SEC. The factors discussed herein may not be exhaustive. Therefore, the factors discussed herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.

OVERVIEW

About the Company

Tollgrade Communications, Inc. (the “Company”) was organized in 1986, began operations in 1988 and completed its initial public offering in 1995. The Company provides hardware and software network assurance testing solutions for the telecommunications and cable broadband industries. Our primary telecommunications test products are (1) the MCU®, which allows customers to extend line-testing capabilities from the copper to the fiber optic portions of the local loop and (2) Digitest® and Loopcare™, which electronically measure the characteristics of a telephone copper circuit, analyze the data and report an easy to understand fault condition. In 2001, the Company purchased certain assets of the LoopCare product line from Lucent Technologies, Inc..

Our primary cable products are the Cheetah™ performance and status monitoring products, which gather status information and reports on critical components within the Broadband Hybrid Fiber Coax (HFC) distribution system. In February, 2003, the Company acquired the Cheetah status and performance monitoring product line to complement its legacy LIGHTHOUSE™ products.

Today, as a result, the Company operates as a leading provider of hardware and software network assurance testing solutions for the telecommunications and cable broadband industries. We design, engineer, market and support test systems, test access and status monitoring products which enable telephone and cable operators to efficiently manage their networks in an age of increased competition, continually evolving technology and ongoing pressure to control or reduce costs. We provide equipment that enables telephone companies to repair their wire telephone lines when they are not functioning properly. When the telephone lines are out of service, our products help to diagnose the problem. In addition, our products can assess whether the lines are suitable for Digital Subscriber Line (DSL) service. Cable networks are highly dependent on other equipment manufacturers’ power supplies, which serve as backup power for the utility power; if such power supplies fail, the cable operators run the risk of service interruptions to their customers. We provide products to cable companies that monitor the status of those power supplies.

About its customers

The Company’s primary customers for its telecommunication products and services are the four Regional Bell Operating Companies (RBOCs), certain major independent telephone companies and several digital loop carrier (“DLC”) equipment manufacturers. Of these major customer groups, the RBOCs are the most significant; for the first quarter ended March 27, 2004, sales to the RBOCs accounted for approximately 51% of total revenue, compared to approximately 61% of total revenue for the first quarter of 2003. Sales to two of the four RBOC customers (SBC and Verizon) individually exceeded 10% of consolidated revenues (19.4% and 16.0%, respectively), and on a combined basis, comprised 35.4% of the Company’s total revenues for the period. The Company’s cable products are sold to a customer base which ranges from small cable operators to certain of the largest cable equipment manufacturers and cable operators in the world.

During the first quarter of 2004 and 2003, none of the Company’s cable customers individually accounted for more than 10% of the Company’s total revenues reported for there respective periods. The Company continues to be highly dependent on the four RBOCs for a significant portion of its total revenue. Such dependency has generally declined in recent years due to growth in, and acquisition of, certain Cheetah cable product lines. However, due to their continuing significance, the potential loss of one or more of them as a customer or the reduction in orders for the Company’s products could materially and adversely affect the Company.

PRODUCTS:

TELECOMMUNICATION TEST SYSTEMS

Our proprietary telecommunications test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in “Plain Old Telephone Service” (POTS) lines containing both copper and fiber optics. POTS lines comprise the vast majority of lines in service today throughout the world. In addition to traditional voice service, POTS lines provide connections for popular devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.”

MCU

Our core MCU products plug into Digital Loop Carrier (DLC) systems, the large network transmission systems used by telephone companies to link the copper and fiber-optic portions of the local loop. MCU products allow our customers to extend their line testing capabilities to all of their POTS lines, including copper and fiber-optic lines linked by DLCs. DLC systems, which are located at telephone companies’ central offices and at remote sites within local user areas, effectively multiplex the services of a single fiber-optic line into multiple copper lines. In many instances, several DLC systems are located at a single remote site to create multiple local loops that serve several thousand different end-user homes and businesses. Generally, for every DLC remote site, customers will deploy at least two MCU line-testing products.

DigiTest® and LoopCare(TM)

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

In 2003, we announced several enhancements and additions to the DigiTest system, including the availability of direct Ethernet connectivity to Digital Measurement Node (DMN) test heads and the introduction of our next generation broadband test platform, DigiTest EDGE(TM). Through Ethernet connections, the LoopCare OSS can communicate directly with remotely deployed DigiTest hardware, allowing it to manage up to four DMNs and eight simultaneous test sessions through a single Internet Protocol (IP) address. DigiTest EDGE provides a global platform for broadband test applications, by combining a narrowband and wideband metallic testing platform with DSL, Asynchronous Transfer Mode (ATM), IP and Hypertext Transfer Protocol (HTTP) performance tests. This combination of test capabilities, when managed by our LoopCare OSS, enables service providers to accurately isolate a DSL problem between the customer’s premises, the local exchange carrier’s local loop and Digital Subscriber Line Access Multiplexer (DSLAM) serving network, and the Internet service provider’s data network.

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

CABLE TESTING PRODUCTS

The Company’s cable performance and status monitoring products provide a broad network assurance solution for the Broadband Hybrid Fiber Coax (HFC) distribution system found in the cable television industry. Our Cheetah products gather status information and report on critical components within the cable network. On February 13, 2003, we acquired the Cheetah product line from Acterna, LLC, for $14.3 million in cash plus the assumption of certain related liabilities. As a result of this acquisition, our cable offerings now consist of our CheetahLight(TM) (formerly LIGHTHOUSE(R)) and CheetahNet(TM) (formerly NetMentor(TM)) software systems and maintenance, head-end controllers, return path switch hardware, transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes.

Cable television service providers continue to evolve their offerings from traditional one-way video delivery to bi-directional services, including the communications “triple play” of voice, video and data service. The Company will seek to evaluate, develop and to market network assurance products that address quality problems related to these advanced services. In addition to providing internet protocol (IP) based monitoring equipment, such as its line of DOCSIS-compatible transponders and next generation software platforms, the Company intends to leverage its experience in delivering network assurance technologies to telecom providers by developing more advanced performance management solutions for once-traditional cable suppliers. Of particular interest are Voice Over Internet Protocol (VoIP) solutions, as well as data network integrity technologies.

As part of this strategy, we have entered into certain third party license agreements to augment our next generation technology. During the first quarter of 2004, the Company entered into a License Agreement (Initial Agreement) with a third party software vendor for certain VoIP technology, pursuant to which the Company obtained a non-exclusive license to use, further develop and incorporate into certain of its products such technology. In conjunction with this agreement, we prepaid approximately $0.3 million in services, license and royalty fees, which is reflected, as a prepaid asset, in the accompanying financial statements as of March 27, 2004.

The Initial Agreement was replaced and superseded by a second license agreement during the second quarter of 2004, pursuant to which the Company obtained a perpetual worldwide right and license to use, further develop and incorporate into any of its products the technology. Additionally, the agreement provides that during the term of the agreement, the Company is the sole and exclusive licensee for particular applications of this technology. The agreement is for a period of five years. In conjunction with this agreement the Company paid approximately $0.7 million for the exclusivity right and prepaid approximately $0.1 million of additional royalty fees. Including the fees paid in connection with the initial agreement, total fees paid under this agreement during 2004 were approximately $1.1 million. In addition, there is a continuing obligation for the Company to pay additional royalties which may total $0.8 million or less, depending upon the volume of sales of the underlying product which incorporates the technology. Royalty expense will be recognized based on the underlying related product sales. The exclusivity fee will be amortized on a straight line basis over the five year contract period starting on April 1, 2004.

SERVICES

Our Services offerings include software maintenance as well as our professional services, which are designed to assist our customers in ensuring the proper operation of all of the components of their voice test systems. The Services business was considerably expanded upon the acquisition of software maintenance relationships related to the LoopCare and CheetahNet software product lines.

BACKLOG

Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of March 27, 2004, the Company had backlog of approximately $13.6 million compared to $15.3 million as of December 31, 2003.

We have completed negotiations and entered into extended LoopCare software maintenance agreements with all four RBOCs. Three of these agreements have terms which expire on December 31, 2004, (one can be extended for another year) while the fourth RBOC maintenance agreement will expire December 31, 2005. The backlog at March 27, 2004 included approximately $7.4 million related to software maintenance contracts, which will be earned and recognized as income on a straight-line basis during the remaining terms of the underlying agreements. We have adopted a policy to include a maximum of twelve months revenue from multi-year agreements in reported backlog. Software maintenance revenue is deemed to be earned and recognized as income on a straight-line basis over the terms of the underlying agreements.

Also included in the backlog is a blanket purchase order for $1.4 million from a customer which covers that customer’s MCU requirements for the remainder of calendar year 2004. The backlog also includes a non-cancelable order received in 2003 for $1.8 million related to a cable product which is currently under development. Development had not been completed at March 27, 2004, and the Company did not ship any of that product during the first quarter of 2004. Management expects that approximately 34% of the current backlog will be recognized as revenue in the second quarter of 2004. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.

REPORTING SEGMENT

We have determined that our business has one reporting segment, the test assurance industry. All product sales are considered components of the business of testing infrastructure and networks for the telecommunications and cable television industries. Although we internally develop historical sales information associated with the various product categories, this information is not considered to be sufficient for segment reporting purposes. Our products and services have similar economic characteristics and the same or similar production processes, and are sold through comparable distribution channels and means to similar types and classes of customers already in, or entering into, the telecommunications and cable businesses.

INTERNATIONAL SALES

International sales represented approximately 8% of the Company’s total revenue for the quarter ended March 27, 2004, a percentage slightly higher than the portion of our revenue attributable to international sales for the corresponding period in 2003. Our success in marketing and selling our telecommunications products in international markets has been limited, due in part to incompatibility of certain of our telecommunications products in networks employed abroad. We continue to evaluate opportunities in the international market that will enhance our international presence and growth. As part of the effort to expand our international sales, we periodically receive and respond to requests for proposals from certain international telephone and cable service providers. During the first quarter of 2004, we were notified that we were selected as a vendor for an international project. However, the commercial terms and conditions, which will be significant to the Company, have not been agreed upon, nor has the final scope of work or schedule for completion been finalized. As a result, the opportunity presented is still being fully evaluated and does have significant risk of not being consummated, and therefore is not included in the backlog.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company’s financial statements have been prepared. A comprehensive review of these policies is contained in the Company’s 2003 Annual Report on Form 10-K filed on March 15, 2004. Management believes the Company’s critical accounting policies are those related to Staff Accounting Bulletin (SAB 104), “Revenue Recognition”; AICPA’s Statement of Position (SOP) 97-2 “ Software Revenue Recognition,” and Emerging Issues Task Force (EITF) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”; Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”; SFAS No. 142, “Goodwill and Other Intangible Assets”; SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; and SFAS No. 109, “Accounting for Income Taxes.” Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results and they require management to make judgments and estimates based on matters that are inherently uncertain. There were no significant changes in these policies or the application thereof during the first quarter of 2004.

RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO PART I, ITEM 1 OF THIS REPORT

FIRST QUARTER OF 2004 COMPARED TO FIRST QUARTER OF 2003

Revenues

The Company’s revenues for the first quarter of 2004 were $17.6 million, an increase of $3.1 million or 21.1% over revenues of $14.5 reported for the first quarter of 2003. The first quarter 2003 results include revenues for the Cheetah product line from the February 13, 2003 acquisition date through March 29, 2003. The first quarter results for 2004 include the operations of Cheetah for the entire period.

MCU’s, which are sold primarily to the RBOCs, accounted for $7.0 million in the first quarter of 2004 revenues, an increase of $2.5 million in revenue over the year earlier quarter. As a result, MCU sales were 39.7% of total first quarter 2004 revenues compared to 30.7% for the first quarter of 2003. The increase between periods was due primarily to carryover 2003 capital budgeting availability at SBC as they continued with their DSL footprint expansion program in 2004, as well as strong OEM sales to Advanced Fiber Communications (AFC). We expect MCU sales for the foreseeable future to continue to account for a substantial portion of the Company’s revenue. However, as a result of the continuing maturation of this product line, the RBOCs desire to limit capital spending in their traditional POTS networks and the evolution of the transmission network towards end to end fiber, we expect revenues from the MCU product line will continue to be very lumpy and on an overall basis decline over time.

Sales of the Company’s DigiTest system products, which include LoopCare software, decreased $0.9 million, or 48.4%, to $0.9 million in the first quarter of 2004. Sales of new Digitest System products declined in the first quarter of 2004 as RBOCs continue to restrain capital spending in traditional POTS testing projects due to budget tightening and network evolution considerations. Additionally, the first quarter of 2003 benefited from a large deployment of Digitest to a Competitive Local Exchange Carrier (CLEC) customer, which was not repeated in the first quarter of this year. DigiTest system sales accounted for 5.3% and 12.5% of total revenues for the first quarter of 2004 and 2003, respectively.

Sales of LoopCare software products separate and unrelated to DigiTest system products decreased $0.3 million, or 14.3%, to $1.6 million in the first quarter of 2004. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. As a result, the current quarter revenue was negatively affected by this process. The Company believes that the decline in LoopCare software sales in the first quarter of 2004 is not necessarily reflective of a trend, but is attributable to the uneven nature of the software sales process. LoopCare software product sales comprised 9.1% and 12.9% of total revenues during the first quarter of 2004 and 2003, respectively.

Overall sales of cable hardware and software products increased $1.5 million or 44%, to $4.9 million in the first quarter of 2004. The increase in the first quarter of 2004 is attributable to Cheetah results included for the entire first quarter of the current year and to increased buying by Brighthouse Networks of legacy Lighthouse cable equipment. Cable hardware and software sales amounted to 28.0% and 23.5% of total first quarter 2004 and 2003 revenue, respectively.

Services revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, increased $0.2 million to $3.2 million in the first quarter of 2004. The increase is primarily attributed to the inclusion of Services revenue from the Cheetah product line in the results for the entire 2004 first quarter. Service revenues amounted to 17.9% and 20.4% of total first quarter 2004 and 2003 revenue, respectively. Service revenues as a percentage of total revenue decreased due to the increased MCU sales levels.

Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders from, shipments to, and acceptance of software by RBOC customers, and are not necessarily indicative of long-term trends in sales of the Company’s products.

We experienced some improvement in our core equipment markets in the latter part of 2003 and during the first quarter of 2004 but remain uncertain as to continuing strength in this area in the foreseeable future as key customers are expected to continue to restrict their capital budgets. Events at several key RBOC customers could stall product field trails, testability projects and network system deployment. These events include a customer’s potential work stoppage, as well as a management reorganization at another customer. We continue to focus on product diversity through research and development and acquisitions. In 2003, we introduced our next generation DigiTest EDGE test head for the evolving broadband network and continue to invest in research to develop new and improved products to stimulate demand for our hardware and software products. Our acquisition of Cheetah on February 13, 2003, substantially strengthened our CATV product market position. We continually search, and from time to time evaluate, new acquisition opportunities which will complement and strengthen our core equipment product offerings.

Gross Profit

Gross profit for the first quarters of 2004 and 2003 was $10.3 million and $7.6 million, respectively, representing an increase of $2.7 million, or 35.5%. The increase in gross profit is attributed primarily to additional sales volume of our higher margin MCU channel units. As a percentage of sales, gross profit for the quarter was 58.3% versus 52.0% for the year ago period. The gross margin percentage also benefited from a reduction in amortization expense and warranty costs. Amortization expense decreased $.4 million from $0.9 million in the first quarter of 2003 to $0.5 million. The first quarter of 2003 included amortization related to the Cheetah purchased sales order backlog which was amortized during the first and second quarters of 2003. Warranty costs were $0.1 million versus $0.5 million in the first quarter of 2003. This decrease is primarily attributed to favorable actual warranty experience in the first quarter of 2004.

Selling and Marketing Expense

Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, for the first quarter of 2004 was $2.5 million compared to $2.0 million for the first quarter of 2003. The increase of $0.5 million, or 25.4%, is primarily due to increased incentive compensation and sales commissions related to operating performance and additional costs related to the CheetahNet and CheetahLight product lines. As a percentage of revenues, selling and marketing expenses increased from 13.6% in the first quarter of 2003 to 14.0% in the first quarter of 2004.

General and Administrative Expense

General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, for the first quarter of 2004 was $1.9 million, an increase of $0.2 million, or 11.4%, from the $1.7 million recorded in the first quarter of 2003. The increase is primarily due to additional costs related to the CheetahNet and CheetahLight product lines. As a percentage of revenues, general and administrative expenses decreased to 11.0% in the first quarter of 2004 from 11.9% in the first quarter of 2003.

Research and Development Expense

Research and development expense, which consists primarily of payroll related costs, depreciation expense and rent expense in the first quarter of 2004 was $4.2 million, an increase of $0.9 million, or 26.2%, from the $3.3 million recorded in the first quarter of 2003. The increase is primarily due to additional costs related to the CheetahNet and CheetahLight product lines. As a percentage of revenues, research and development expense increased to 23.8% in the first quarter of 2004 from 22.8% in the prior year quarter.

Interest and Other Income

Interest and other income, composed primarily of interest income in both quarterly periods, decreased by $0.1 million. This decrease was the result of lower market yields on short-term interest bearing investments compared with the prior year quarter.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2004 was $0.7 million, an increase of $0.4 million from the $0.3 recorded for the first quarter of 2003. The effective income tax rate for both periods is approximately 38% of pretax income.

Net Income and Earnings Per Share

As a result of the above factors, net income for the first quarter of 2004 was $1.1 million, an increase of $0.7 million over the $0.4 million recorded in the first quarter of 2003. Basic and diluted earnings per common share of $0.08 for the first quarter of 2004 were $0.05 above the prior year quarter of $0.03. Basic and diluted weighted average common and common equivalent shares outstanding were 13,120,356 and 13,351,902 respectively, in the first quarter of 2004 compared to 13,090,936 and 13,211,883, respectively, in the first quarter of 2003. As a percentage of revenues, net income for the first quarter of 2004 increased to 6.1% from 2.9% for the first quarter of 2003.

CHEETAH ACQUISITION

On February 13, 2003, we acquired certain assets and assumed certain liabilities of the Cheetah Status and Performance Monitoring Product Line from Acterna, LLC for approximately $14.3 million in cash. We also capitalized acquisition related costs of approximately $0.6 million for a total cost of approximately $14.9 million. The transaction provided for an earn-out to be paid in the first half of 2004 of up to $2.4 million based on certain 2003 performance targets. The current calculation indicates that amounts due under this provision are immaterial. The acquired assets consisted principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally related to deferred software maintenance, warranty and other obligations. The $14.3 million due at closing and related acquisition expenses were paid from available cash and short-term investments. We believe that the acquired product line complements our existing cable offering and positions the Company as a leading supplier of testing equipment and software for the cable industry. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of the acquired product line from February 14, 2003 forward are included in our consolidated financial statements. The purchase price remains subject to change pending resolution between the parties of outstanding contingencies regarding the earn-out provision and post closing purchase price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

As of March 27, 2004, the Company had working capital of $67.9 million, an increase of $2.0 million, or 3%, from $65.9 million of working capital as of December 31, 2003. The increase in working capital is primarily the result of operating cash flow in excess of purchases of property and equipment. Significant changes in the composite elements of working capital during the first quarter of 2004 include a $0.8 million increase in accounts receivable and an $1.1 million increase in inventories. These increases in working capital were partially offset by a $0.4 million increase in income taxes payable, both of these factors due in part to strong sales in the first quarter. As of March 27, 2004, the Company had $49.5 million of cash, cash equivalents and short-term investments that are unrestricted and available for corporate purposes, including acquisitions and other general working capital requirements.

The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”) with a bank. Under the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions. The Facility contains certain standard covenants with which we must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis. A maximum leverage ratio restricts our total borrowings to approximately $21.7 million during the second quarter of 2004. Commitment fees are payable quarterly at an annual rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with our acquisition of the Cheetah product line to adjust the determination of base net worth. As of March 27, 2004 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future. The Company expects to incur capital expenditures totaling approximately $3.0 million in 2004 including projects for test fixtures and development system and purchases of computer and office equipment.

The Company has in place a stock repurchase program, which is more fully described in Part II, Item 2(e) of this Report. At management’s discretion, the Company may repurchase shares under this program in the foreseeable future, however, the number of shares and the timing of such purchases has not presently been determined. Any such purchases would be made using existing cash and short-term investments. No shares were repurchased under this program in the first quarter of 2004.

The impact of inflation on both the Company’s financial position and the results of operations has been minimal and is not expected to adversely affect our 2004 results. Our financial position enables us to meet our cash requirements for operations and capital expansion programs.

RELATED PARTY TRANSACTION

Gregory Quiggle was hired by the Company as Executive Vice President of Marketing on August 13, 2001. In connection with the recruitment of Mr. Quiggle, the Company made a loan to Mr. Quiggle in the amount of $210,000 pursuant to a Promissory Note (the “Note”) with interest accruing at 5% per annum. The remaining outstanding balance of $160,297 is due and payable on or before the earlier of (i) May 2, 2008, (ii) the date of termination of Mr. Quiggle’s employment with the Company, or (iii) the date that Mr. Quiggle sells or otherwise transfers ownership of all or a portion of 40,200 shares of common stock of Acterna LLC, which shares are being held by the Company as collateral for payment of the Note. Presently, the shares of stock being held as collateral have no value. The Note has not been modified since its issuance.

COMMITMENTS

The Company leases office space and equipment under agreements that are accounted for as operating leases. The office lease for the Cheswick facility expired December 31, 2003 but was extended to December 31, 2005. The equipment leases expire in August 2005 for the Cheswick facility and January 2007 for the Bridgewater facility. On February 18, 2003, the Company entered into a lease for office space to house the Cheetah product line in Sarasota, Florida under a lease expiring on April 26, 2008. The Company is also involved in various month-to-month leases for research and development equipment. Minimum annual future rental commitments under non-cancelable leases are as follows:

2004 (Remaining nine- months)	1,200,000
2005	1,598,000
2006	867,000
2007	438,000
2008	104,000

KEY RATIOS

The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, were 65 and 57 days as of March 27, 2004 and December 31, 2003, respectively. This increase is due primarily to the fact that a much higher percentage of total quarterly revenue was recorded in March of the first quarter of 2004 compared to December in the fourth quarter of 2003. The Company’s inventory turnover ratio was 2.1 and 2.3 turns at March 27, 2004 and December 31, 2003, respectively.

ACCOUNTING PRONOUNCEMENTS

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain provisions of FIN 46 were effective for the Company after January 31, 2003 and did not have an impact on the Company’s results of operations or financial condition. FIN No. 46 was revised in December 2003 and is effective for the first financial reporting period ending after March 15, 2004. The Company adopted the provisions of FIN No. 46 for the fiscal quarter ending March 27, 2004, which did not an impact on the financial statements. The Company has no interest in any variable interest entities.

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

We wish to caution each reader of this Form 10-Q to consider the following factors and certain other factors discussed herein and in other past reports, including but not limited to prior year Form 10-K and Form 10-Q reports and annual reports filed with the SEC. Our business and results of operations could be seriously impaired by any of the following risks. The factors discussed herein may not be exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that we file with the SEC from time to time, which may supplement, modify, supercede or update the factors listed in this document.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the products that they purchase from us, would significantly reduce our revenues and net income.

     We depend upon a few major customers for a majority of our revenues. We expect to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers, or the cancellation, delay or reduction in purchases of our products at historical levels, would significantly reduce our revenues and net income. Furthermore, decreases in the capital budgets of these customers could lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital budgets of our RBOC customers, as well as many of our other customers, are dictated by a number of factors, most of which are beyond our control, including:

•	the conditions of the telecommunications market and the economy in general;

•	subscriber line loss and related reduced demand for telecommunications services;

•	labor disputes between our customers and their collective bargaining units;

•	the failure to meet established purchase forecasts and growth projections;

•	competition among the RBOCs, competitive exchange carriers and wireless telecommunications and cable providers; and

•	reorganizations, including management changes, at one or more of our customers or potential customers.

     If the financial strength of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.

Our operating results may vary from quarter to quarter, causing our stock price to fluctuate.

     Our operating results have in the past been subject to quarter to quarter fluctuations, and we expect that these fluctuations will continue in future periods. Demand for our products is driven by many factors, including the availability of funding in customers’ capital budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other reasons can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessary indicative of our revenues in any future period. In addition, the number and timing of large individual sales has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.

The sales cycle for our software products is long, and the delay or failure to complete one or more large license transactions in a quarter could cause our operating results to fall below our expectations.

The sales cycle is highly customer specific and can vary from a few weeks to many months. The software requirements of customers is highly dependent on many factors, including but not limited to their projections of business growth, capital budgets and anticipated cost savings from implementation of our software. Our delay or failure to complete one or more large license transactions in a quarter could harm our operating results. Our software involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and require us to expend substantial time, effort and money educating them about the value of our solutions. Licensing of our software products often requires an extensive sales effort throughout a customer’s organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase.

We depend on sales of our MCU products for a significant portion of our revenues.

     A large portion of our sales have historically attributable to our MCU products. We expect that our MCU products will continue to account for a substantial percentage of our revenues for the foreseeable future. MCU sales largely depend upon the rate of deployment of new, and the retrofitting of existing, Digital Loop Carrier (DLC) systems in the United States. Installation and replacement of DLC systems are, in turn, driven by a number of factors, including the availability of capital resources and the demand for new or better Plain Old Telephone Service (POTS). The current plans of our customers, if executed, to implement next generation network improvements such as Fiber-to-the-Premise (FTTP), which does not require the use of our MCU products like the present hybrid POTS network, could materially impact our MCU sales. If our major customers fail to continue to build-out their DSL networks and other projects requiring DLC deployments, or if we otherwise satisfy the domestic telecommunications market’s demand for MCUs, our future results would be materially and adversely affected.

The sale of our products is dependent upon our ability to satisfy the proprietary requirements of our customers and respond to rapid technological change, including evolving industry-wide standards.

     We depend upon a relatively narrow range of products for the majority of our revenue. Our success in marketing our products is dependent upon their continued acceptance by our customers. In some cases, our customers require that our products meet their own proprietary requirements. If we are unable to satisfy such requirements, or forecast and adapt to changes in such requirements, our business could be materially harmed.

     Rapid technological change, including evolving industry standards, could also render our products obsolete. The adoption of industry-wide standards, such as the HMS and DOCSIS® cable standards, may result in the elimination of or reductions in the demand for many of our proprietary products, such as our Cheetah head-end hardware products and other Cheetah products. Furthermore, standards for new services and technologies continue to evolve, requiring us to continually modify our products or to develop new versions to meet these new standards. If we are unable to forecast the demand for, and to develop new products or to adapt our existing products to meet, these evolving standards and other technological innovations, or if our products and services do not gain the acceptance of our customers, there could be a negative effect on our future results.

Our customers are subject to governmental regulations that could significantly reduce the demand for our products or increase our costs of doing business.

     Our customers have historically been subject to a number of governmental regulations, many of which have been repealed or amended as a result of the passage of The Telecommunications Act of 1996. Deregulatory efforts have affected and likely will continue to affect our customers in several ways, including the introduction of competitive forces into the local telephone markets and the imposition (or removal) of controls on the pricing of services. These and other regulatory changes may limit the scope of our customers’ deployments of future services and budgets for capital expenditures, which could significantly reduce the demand for our products.

     Moreover, as the Federal Communications Commission (FCC) adopts new and amends existing regulations, and as the courts analyze the FCC’s authority to do so, our customers cannot accurately predict the rules by which they will be able to compete in their respective markets. Changes in the telecommunications regulatory environment could, among other results, increase our costs of doing business, require our customers to share assets with competitors or prevent the Company or our customers from engaging in business activities they may wish to conduct, which could adversely affect our future results.

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete.

     Many of our products consist entirely or partly of proprietary technology owned by us. Although we seek to protect our technology through a combination of copyrights, trade secret laws, contractual obligations and patents, these protections many not be sufficient to prevent the wrongful appropriation of our intellectual property, nor will they prevent our competitors from independently developing technologies that are substantially equivalent or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. In order to defend our proprietary rights in the technology utilized in our products from third party infringement, we may be required to institute legal proceedings. If we are unable to successfully assert and defend our proprietary rights in the technology utilized in our products, our future results could be adversely affected.

Our products could infringe the intellectual property rights of others, and resulting claims against us could be costly and require us to enter into disadvantageous license or royalty arrangements.

     Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we expect that we may be subject to legal proceedings and claims for alleged infringement from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, require us to reengineer or cease sales of our products or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad.

     Some of our products require technology that we must license from the manufacturers of systems with which our products must be compatible. The success of our proprietary MCU products, in particular, rely upon our ability to acquire and maintain licensing arrangements with the various manufacturers of DLC systems for the Proprietary Design Integrated Circuits (PDICs) unique to each. Although most of our PDIC licensing agreements have perpetual renewal terms, all of them can be terminated by either party. If we are unable to obtain the PDICs necessary for our MCU products to be compatible with a particular DLC system, we may be unable to satisfy the needs of our customers. Furthermore, future PDIC license agreements may contain terms comparable to, or materially different than, the terms of existing agreements, as dictated by competitive or other conditions. The loss of these PDIC license agreements, or our inability to maintain an adequate supply of PDIC’s on acceptable terms, could have a material adverse effect on our business.

Our reliance on third parties to manufacture certain aspects of our products involves risks, including, delays in product shipments and reduced control over product quality.

     We depend upon a limited number of third party subcontractors to manufacture certain aspects of our products. Furthermore, the components of our hardware products are procured from a limited number of outside suppliers. Our reliance upon such third party contractors involve several additional risks, including reduced control over manufacturing costs, delivery times, reliability and quality components. Although our products generally use industry standard products, some parts, such as ASICs, are custom made to our specifications. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity or integration issues related to our acquisition of the Cheetah product line, the loss of key assembly subcontractors or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.

We have recently completed, and may pursue additional, acquisitions, which will complicate our management tasks and could result in substantial expenditures.

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

In addition, the carrying value of certain of our intangible assets, consisting primarily of goodwill related to our LoopCare software and Cheetah product line acquisitions from Lucent Technologies, Inc. and Acterna, LLC, could be impaired by changing market conditions. We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may indicate that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization and lower than anticipated cash flows produced by such intangible assets. If our stock price and market capitalization decline, or if we do not realize the expected revenues from an intangible asset, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of that intangible asset is determined.

Our future sales in international markets are subject to numerous risks and uncertainties.

     We have limited experience selling our products internationally, and our future sales in international markets are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability including terrorism and other acts of war or hostility, unexpected changes in the regulatory environment, trade protection measures, tax laws, our ability to market current or develop new products suitable for international markets, obtaining and maintaining successful distribution and resale channels and foreign currency exchange rates. Reductions in the demand for or the sales of our products in international markets could adversely affect future results.

If we ship products that contain defects, the market acceptance of our products and our reputation will be harmed and our customers could seek to recover their damages from us.

     Our products are complex, and despite extensive testing, may contain defects or undetected errors or failures that may become apparent only after our products have been shipped to our customer and installed in their network or after product features or new versions are released. Any such defect, error or failure could result in failure of market acceptance of our products or damage to our reputation or relations with our customers, resulting in substantial costs for both the Company and our customers as well as the cancellation of orders, warranty costs and product returns. In addition, any defects, errors, misuse of our products or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Our customers could seek to have us pay for these losses. Although we maintain product liability insurance, it may not be adequate.

Our future results are dependent on our ability to establish, maintain and expand our distribution channels and our existing third-party distributors.

     We market and sell certain of our products, including our DigiTest and Cheetah product lines, through domestic and international OEM relationships. Our future results are dependent on our ability to establish, maintain and expand third party relationships with OEM as well as other marketing and sales distribution partners. If, however, the third parties with whom we have entered into such OEM and other partnerships should fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.

We face intense competition, which could result in our losing market share or experiencing a decline in our gross margins.

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

     We may also compete directly with our customers. Generally, we sell our products either directly, or indirectly through OEM channels and other means, to end-user telecommunications and cable television providers. It is possible that our customers, as the result of bankruptcy or other rationales for dismantling network equipment, could attempt to resell our products. The successful development of such a secondary market for our products by a third party could negatively affect demand for our products, reducing our future revenues.

We are dependent upon our ability to attract, retain and motivate our key personnel.

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

We recently emphasized our network assurance and testing software solutions and cable status monitoring products, areas in which we have limited experience.

     We acquired the LoopCare software and Cheetah product lines in 2001 and 2003, respectively. As a result we have a very limited operating history in developing, marketing and selling network assurance and testing software solutions and cable status marketing products, which makes the prediction of future operating results for these portions of our business very difficult. A substantial portion of our research and development expenses is expected to relate to these products. Demand for these product lines may not increase. If we fail to increase sales in these products, our future revenue and net income, as well as the prospects for these critical portions of our business, will be materially and adversely affected.

     In addition, although software products generally generate higher margin returns for us than our hardware products, the initial development costs of software applications, coupled with the inherent problems with pricing software sold to customers, can make it difficult to assess the potential profitability of new software products. Unless we acquire proprietary software, we must internally develop any new software products. Software development is a relatively expensive and lengthy process. In addition, because it is customary in our industry to sell perpetual enterprise licenses that cover an entire customer’s operations, it can be difficult to assess at the time of sale the exact price that we should charge for a particular license.

Consolidations in, or a continued slowdown in, the telecommunications industry could harm our business.

We have derived a substantial amount of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has experienced significant growth and consolidation in the past few years, although, over recent years, trends indicate that capital spending by this industry has decreased and may continue to decrease in the future as a result of a general decline in economic growth in local and international markets. In particular, RBOC and large ILEC customers have been adversely affected by subscriber line losses and the after-effects of overspending in 1999 and 2000 as well as by competition from cable and wireless carriers and other carriers entering the local telephone service market. Certain emerging carriers also continue to be hampered by financial instability caused in large part by a lack of access to capital. In the event of further significant slowdown in capital spending of the telecommunications industry, our business would be adversely affected. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies may also use their purchasing power to create pressure on the prices and the margins we could realize. We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not harm our business.

Our expenses are relatively fixed in the short term, and we may be unable to adjust spending to compensate for unexpected revenue shortfalls.

     We base our expense levels in part on forecasts of future orders and sales, which are extremely difficult to predict. A substantial portion of our operating expenses is related to personnel, facilities and sales and marketing. The level of spending for such expenses cannot be adjusted quickly and is, therefore, relatively fixed in the short term. Accordingly, our operating results will be harmed if revenues fall below our expectations in a particular quarter.

We rely on software that we have licensed from third-party developers to perform key functions in our products.

We rely on software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We could lose the right to use this software or it could be made available to us only on commercially unreasonable terms. Although we believe that alternative software is available from other third-party suppliers or internal developments, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in product shipments by us until equivalent software could be developed internally or identified, licensed and integrated, which would harm our business.

We are affected by a pattern of product price decline in certain markets, which can harm our business.

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

Our common stock price may be extremely volatile.

Our common stock price has been and is likely to continue to be highly volatile. The market price may vary in response to many factors, some of which are outside our control, including:

•	General market and economic conditions;

•	Actual or anticipated variations in operating results;

•	Announcements of technological innovations, new products or new services by us or by our competitors or customers;

•	Changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Announcements by our customers regarding end market conditions and the status of existing and future infrastructure network deployments;

•	Additions or departures of key personnel; and

•	Future equity or debt offerings or our announcements of these offerings.

In addition, in recent years, the stock market in general, and The Nasdaq National Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future materially and adversely affect our stock price, regardless of our operating results. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of our management’s attention and resources that could harm our business.

We may be subject from time to time to legal proceedings, and any adverse determinations in these proceedings could materially harm our business.

We may from time to time be involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation matters are inherently unpredictable, and we cannot predict the outcome of any such matters. If we ultimately lose or settle a case, we may be liable for monetary damages and other costs of litigation. Even if we are entirely successful in a lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense. An adverse resolution of a lawsuit or legal proceeding could negatively impact our financial position and results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s current investment policy limits its investments in financial instruments to cash and cash equivalents, individual municipal bonds, and corporate and government bonds. The use of financial derivatives and preferred and common stocks is strictly prohibited. The Company believes it minimizes its risk through proper diversification along with the requirements that the securities must be of investment grade with an average rating of “A” or better by Standard & Poor’s. The Company holds its investment securities to maturity and believes that earnings and cash flows will not be materially affected by changes in interest rates, due to the nature and short-term investment horizon for which these securities are invested.

Item 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect these controls.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We recently received a dispute notice from one of our distributors relating to the purchase of certain hardware and software from us. The distributor has not filed a complaint against us, and we continue to attempt to resolve this dispute amicably. We believe the distributor’s claims are without merit, and if a complaint is filed against us we intend to defend the case and assert our defenses vigorously. While the final resolution of this matter cannot be predicted with certainty, and although the outcome could be material to interim results of operations or cash flow, we do not believe that the outcome of this claim will have a material adverse effect on our consolidated financial position, or annual results of operations or cash flow.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)	On January 21, 2004, our Board of Directors authorized the continuation thru December 31, 2004 of a share repurchase program which expired on December 31, 2003. Under this extension, we may repurchase a total of one million shares of our common stock before December 31, 2004. Since the initial repurchase program was instituted in April 1997, and as of March 27, 2004, the Company has repurchased 461,800 shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. At our discretion we will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments. No shares were repurchased under this program in the first quarter of 2004.

Item 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)	Exhibits:

The following exhibits are being filed with this report:

Exhibit
Number	Description
15	Letter re unaudited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, filed herewith

(b)	Reports on Form 8-K:

1.	A Report on Form 8-K was filed on January 23, 2004 under Item 7 and 12, which contained our results of operations for our fourth quarter and fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tollgrade Communications, Inc.
(Registrant)

Dated: May 6, 2004	/s/ Christian L. Allison

Christian L. Allison
Chairman and Chief Executive Officer

Dated: May 6, 2004	/s/ Samuel C. Knoch

Samuel C. Knoch
Chief Financial Officer and Treasurer

Dated: May 6, 2004	/s/ Sean M. Reilly

Sean M. Reilly
Controller

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
15	Letter re unaudited interim financial information

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer, filed herewith

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer, filed herewith

32	Rule 13a – 14(b) Certifications of Chief Executive Officer and Chief Financial Officer, filed herewith