Form 10-Q
period 2004-06-30
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2004-08-05
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2004

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

Yes [X] No [  ]

     As of July 30, 2004, there were 13,144,540 shares of the Registrant’s Common Stock, $0.20 par value per share, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q
For the Quarter Ended June 26, 2004

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 26, 2004	December 31, 2003 *
ASSETS
Current assets:
Cash and cash equivalents	$28,549,469	$31,059,972
Short-term investments	19,963,705	17,624,668
Accounts receivable:
Trade	9,910,247	9,254,718
Other	83,836	122,231
Inventory	12,118,696	11,154,676
Prepaid expenses and other current assets	1,987,129	1,534,034
Refundable income taxes	424,752	383,704
Deferred tax assets	1,524,649	1,361,947

Total current assets	74,562,483	72,495,950
Property and equipment, net	8,448,561	8,292,412
Deferred tax assets	1,397,929	1,152,846
Intangibles	45,179,250	44,500,000
Goodwill	19,339,682	19,339,682
Capitalized software costs, net	6,804,575	7,712,624
Receivable from officer	158,947	160,940
Other assets	247,966	174,520

Total assets	$156,139,393	$153,828,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,693,619	$1,007,178
Accrued warranty	2,116,725	2,149,905
Accrued expenses	619,676	589,215
Accrued salaries and wages	222,614	911,725
Accrued royalties payable	277,400	395,710
Income taxes payable	1,074,155	1,018,230
Deferred income	1,036,950	480,235

Total current liabilities	7,041,139	6,552,198
Deferred tax liabilities	2,122,172	1,447,690

Total liabilities	9,163,311	7,999,888
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value; Authorized shares, 10,000,000; issued shares, -0- In 2003 and 2004	—	—
Common stock, $.20 par value; authorized shares, 50,000,000; issued shares, 13,580,370 in 2003 and 13,604,404 in 2004	2,720,881	2,716,074
Additional paid-in capital	71,005,294	70,808,584
Treasury stock, at cost, 461,800 shares	(4,790,783)	(4,790,783)
Retained earnings	78,040,690	77,095,211

Total shareholders’ equity	146,976,082	145,829,086

Total liabilities and shareholders’ equity	$156,139,393	$153,828,974

* Amounts derived from audited financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Revenues:
Products	$12,267,500	$13,914,800	$26,722,130	$25,485,901
Services	3,198,311	3,218,747	6,350,830	6,191,069

Total revenues:	15,465,811	17,133,547	33,072,960	31,676,970

Cost of product sales:
Products	6,266,456	6,232,192	12,280,924	11,524,320
Services	997,479	976,477	1,857,304	1,766,047
Amortization of intangibles	510,194	510,306	983,527	1,402,884

	7,774,129	7,718,975	15,121,755	14,693,251

Gross Profit:	7,691,682	9,414,572	17,951,205	16,983,719

Selling and marketing	2,383,142	2,420,786	4,854,730	4,391,440
General and administrative	1,661,246	1,828,262	3,595,420	3,565,265
Research and development	4,114,965	3,906,563	8,306,753	7,227,781

Total operating expenses	8,159,353	8,155,611	16,756,903	15,184,486

(Loss) income from operations	(467,671)	1,258,961	1,194,302	1,799,233
Interest and other income, net	68,195	85,071	158,377	232,493

(Loss) income before income taxes	(399,476)	1,344,032	1,352,679	2,031,726
(Benefit) provision for income taxes	(264,929)	510,732	407,200	772,056

Net (loss) income	$(134,547)	$833,300	$945,479	$1,259,670

(Loss) earnings per share information:
Weighted average shares of common stock and equivalents:
Basic	13,131,835	13,103,801	13,126,231	13,097,319
Diluted	13,258,595	13,335,006	13,309,961	13,276,042

Net(loss) income per common and common equivalent shares:
Basic	$(0.01)	$.06	$.07	$.10
Diluted	$(0.01)	$.06	$.07	$.09

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 26, 2004

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total
Balance at December 31, 2003	—	$—	13,580,370	$2,716,074	$70,808,584	$(4,790,783)	$77,095,211	$145,829,086
Exercise of common stock options	—	—	24,034	4,807	147,826	—	—	152,633
Tax benefit from exercise of stock options	—	—	—	—	48,884	—	—	48,884
Net income	—	—	—	—	—	—	945,479	945,479

Balance at June 26, 2004	—	$—	13,604,404	$2,720,881	$71,005,294	$(4,790,783)	$78,040,690	$146,976,082

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities:
Net income	$945,479	$1,259,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,266,035	2,542,747
Tax benefit from exercise of stock options	48,884	55,200
Income taxes paid	273,278	376,041
Deferred income taxes	(47,629)	130,175
Provision for losses on inventory	130,204	180,599
Disposition of slow moving and obsolete inventory	(217,092)	(278,432)
Provision for allowance for doubtful accounts	38,698	343,000
Changes in assets and liabilities:
Increase in accounts receivable-trade	(694,227)	(3,235,005)
Decrease in accounts receivable-other	38,395	61,874
(Increase) decrease in inventory	(877,132)	1,588,083
(Increase) decrease in prepaid expenses and other assets	(528,380)	290,798
Increase in accounts payable	686,441	695,251
(Decrease) increase in accrued warranty	(33,180)	524,991
Increase in accrued expenses and deferred income	587,176	666,063
(Decrease) increase in accrued royalties payable	(118,310)	140,980
(Decrease) increase in accrued salaries and wages	(689,111)	89,722
Increase in income taxes payable	55,925	226,283

Net cash provided by operating activities	1,865,454	5,658,040

Cash flows from investing activities:
Purchase of Cheetah	—	(14,899,010)
Purchase of short-term investments	(7,733,938)	(878,077)
Redemption/maturity of short-term investments	5,394,901	6,025,734
Capital expenditures, including capitalized software	(1,474,553)	(1,843,903)
Investments in other assets	(715,000)	—

Net cash used in investing activities	(4,528,590)	(11,595,256)

Cash flows from financing activities:
Proceeds from exercise of stock options	152,633	197,802

Net cash provided by financing activities	152,633	197,802

Net decrease in cash and cash equivalents	(2,510,503)	(5,739,414)
Cash and cash equivalents at beginning of period	31,059,972	33,799,284

Cash and cash equivalents at end of period	$28,549,469	$28,059,870

The accompanying notes are an integral part of the condensed financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month and six-month periods ended June 26, 2004 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month and six-month periods ended June 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

With respect to the unaudited financial information of Tollgrade Communications, Inc. for each of the three-month and six-month periods ended June 26, 2004 and June 28, 2003, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 5, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Act) for their report on the unaudited financial information because that report is not a “report” within the meaning of Sections 7 and 11 of the Act.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these provisions, stock-based employee compensation cost is not reflected in net income for any year, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost for these stock options based on the fair value method set forth in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” net (loss)income and (loss)earnings per share would have reflected the pro forma amounts indicated below:

	Three Months ended		Six Months ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net (loss)income, as reported	$(134,547)	$833,300	$945,479	$1,259,670
Deduct: Total stock-based compensation expense based on the fair value method for all awards, net of related tax effects	43,627	443,367	176,715	1,006,680

Pro forma net (loss)income	$(178,174)	$389,933	$768,764	$252,990

Earnings (loss) per share:
Basic – as reported	$(0.01)	$0.06	$0.07	$0.10
Basic – pro forma	$(0.01)	$0.03	$0.06	$0.02
Diluted – as reported	$(0.01)	$0.06	$0.07	$0.09
Diluted – pro forma	$(0.01)	$0.03	$0.06	$0.02

3. ACQUISITION

On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah™ status and performance monitoring product line (“Cheetah”) from Acterna, LLC (“Acterna”) for approximately $14,300,000 in cash. In addition, acquisition-related costs of approximately $599,000 were capitalized for a total cost of approximately $14,899,000. The transaction provided for an earn-out to be paid in the first half of 2004 of up to $2,400,000 based on certain 2003 performance targets. The current calculation indicates that amounts due under this provision are immaterial. The acquired assets consist principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally relate to deferred software maintenance, warranty and other obligations. The $14,300,000 due at closing and related acquisition expenses were paid from available cash and short-term investments. The Company believes that the acquired product line complements its legacy LIGHTHOUSE® cable products and positions the Company as a leading supplier of testing equipment and software for the cable industry. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” and accordingly, the results of operations of the acquired product line from February 14, 2003 forward are included in the consolidated financial statements of the Company.

The Company has made an allocation of the Cheetah purchase price to the fair value of assets acquired and liabilities assumed. The purchase price remains subject to change pending resolution between the parties of outstanding contingencies regarding the earn-out provision and remaining purchase price adjustments. Any changes to the purchase price arising from the resolution of these matters are expected to be accounted for as adjustments to goodwill and may be material.

     The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired Cheetah product line as if the combination occurred on January 1, 2003.

(In Thousands, Except Per Share Data)
Six Months Ended
June 28, 2003
Proforma
Revenues	$33,040
Income from operations	2,470
Net income	1,677
Diluted earnings per share	$0.13

This proforma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the Cheetah product line acquisition been consummated on January 1, 2003. In addition, these results are not intended to be a projection of future results.

4. INTANGIBLE ASSETS

The following information is provided regarding the Company’s intangible assets and goodwill:

	As of June 26, 2004		As of December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Cheetah sales order backlog	$543,273	$543,273	$543,273	$539,442
Exclusivity agreement	715,000	35,750	—	—

	$1,258,273	$579,023	$543,273	$539,442

Capitalized software:
Developed product software	7,519,380	4,062,305	7,483,483	3,313,359
Base software — Cheetah	2,900,000	410,833	2,900,000	265,833
Proprietary technology	1,000,000	141,667	1,000,000	91,667

Total capitalized software (long term)	$11,419,380	$4,614,805	$11,383,483	$3,670,859

Non-amortized intangible assets:
LoopCare trade name	$1,300,000	$—	$1,300,000	$—
Base software — LoopCare	5,200,000	—	5,200,000	—
Post warranty maintenance service agreements	32,000,000	—	32,000,000	—
Customer Base – Cheetah	5,000,000	—	5,000,000	—
Cheetah Trademark	1,000,000	—	1,000,000	—

Total Intangibles	$44,500,000	$—	$44,500,000	$—

Goodwill:
Loopcare	$15,949,808	$—	$15,949,808	$—
Cheetah	3,389,874	—	3,389,874	—

Total Goodwill	$19,339,682	$—	$19,339,682	$—

Estimated amortization expense for the years ended:

December 31, 2004	$2,001,974
December 31, 2005	2,036,881
December 31, 2006	1,671,881
December 31, 2007	572,784
December 31, 2008	552,593

We have entered into certain third party license agreements to augment our next generation technology. During the first quarter of 2004, the Company entered into a License Agreement (Initial Agreement) with a third party software vendor for certain Voice Over Internet Protocol (VoIP) technology, pursuant to which the Company obtained a  non-exclusive  license to use, further develop and incorporate into certain of  its products such technology.  In conjunction with this agreement during the first quarter of 2004, we prepaid approximately $0.3 million in services, license and royalty fees.

The Initial Agreement was replaced and superseded by a second license agreement during the second quarter of 2004, pursuant to which the Company obtained a perpetual worldwide right and license to use, further develop and incorporate such technology into any of its products. Additionally, the agreement provides that during the term of the agreement, the Company is the sole and exclusive licensee for particular applications of this technology. The agreement is for a period of five years. In conjunction with this agreement the Company paid approximately $0.7 million for the exclusivity right and prepaid approximately $0.1 million of additional royalty fees. Including the fees paid in connection with the initial agreement, total fees paid under this agreement during 2004 were approximately $1.1 million. In addition, there is a continuing obligation for the Company to pay additional royalties which may total $0.8 million or less, depending upon the volume of sales of the underlying product which incorporates the technology. Royalty expense will be recognized based on the underlying related product sales. The exclusivity fee will be amortized on a straight line basis over the five year contract period effective April 1, 2004.

5.	INVENTORY

At June 26, 2004 and December 31, 2003, inventory consisted of the following:

	June 26,	December 31,
	2004	2003
Raw materials	$7,057,368	$7,398,419
Work in process	4,622,552	3,723,409
Finished goods	1,816,888	1,497,848

	13,496,808	12,619,676
Reserve for slow moving and obsolete inventory	(1,378,112)	(1,465,000)

	$12,118,696	$11,154,676

6.	SHORT-TERM INVESTMENTS

Short-term investments at June 26, 2004 and December 31, 2003 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.

The Company classifies its investment in all debt securities as “held to maturity,” as the Company has the intent and ability to hold the securities to maturity.

The estimated fair values of the Company’s financial instruments are as follows:

	June 26,		December 31,
	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$28,549,469	$28,549,469	$31,059,972	$31,059,972
Short-term investments	19,963,705	20,051,728	17,624,668	17,609,031

	$48,513,174	$48,601,197	$48,684,640	$48,669,003

7.	PER SHARE INFORMATION

Net (loss) income per share has been computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share” for all periods presented. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock option grants. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options.

A reconciliation of (loss) earnings per share is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net (loss) income	$(134,547)	$833,300	$945,479	$1,259,670

Common and common equivalent shares:
Weighted average common shares outstanding	13,131,835	13,103,801	13,126,231	13,097,319
Effect of dilutive securities – stock options	126,760	231,205	183,730	178,723

	13,258,595	13,335,006	13,309,961	13,276,042

(Loss) earnings per share:
Basic	$(0.01)	$.06	$.07	$.10

Diluted	$(0.01)	$.06	$.07	$.09

Unexercised stock options to purchase our capital stock of 1.1 million and 0.9 million shares for the three months ended June 26, 2004 and June 28, 2003, respectively, and 0.9 million shares for both the six months ended June 26, 2004 and June 28, 2003, are not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

8.	ACCOUNTING PRONOUNCEMENTS

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain provisions of FIN 46 were effective for the Company after January 31, 2003 and did not have an impact on the Company’s results of operations or financial condition. FIN 46 was revised in December 2003 and is effective for the first financial reporting period ending after March 15, 2004. The Company adopted the provisions of FIN 46 for the first half of 2004, which did not have an impact on the financial statements. The Company has no interest in any variable interest entities.

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

	Six Months Ended	Year Ended
	June 26, 2004	December 31, 2003
Balance at the beginning of the period	$2,150,000	$1,981,000
Accruals for warranties issued during the period	170,000	690,000
Cheetah opening accrual	—	225,000
Settlements during the period	(203,000)	(746,000)

Balance at the end of the period	$2,117,000	$2,150,000

During the second quarter of 2004, we sold $1,253,000 of our new Internet-addressable monitoring probes. This product has undergone certification testing by an independent third party lab to establish compliance with certain industry standards. The Company has been notified that the product was not in compliance with certain of these standards. Although such compliance was not required by the Company’s customer as part of the sale of the units during the second quarter of 2004, the Company has evaluated the scope of the modifications required to meet these standards, and has determined it appropriate to make certain minor modifications to the product. The modified product has been re-submitted to the independent third party lab for testing. The costs associated with such modifications are presently reflected in the accompanying financial statements.

10.	CONTINGENCIES AND COMMITMENTS

The Company was party to a dispute that arose with a distributor in the first quarter of 2004. During the second quarter, although we continue to believe the claims were without merit, the Company negotiated a settlement with the distributor which resulted in the return of $395,000 of DigiTest and related access equipment the distributor purchased in the prior year. The return was recorded as a reduction in revenue and cost of goods sold. The impact on gross margin was a reduction of $257,000. No significant legal fees or other costs were incurred in negotiating the settlement. Additionally, the Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase up to $2.4 million of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business.

In addition, the Company is, from time to time, party to various legal claims and disputes, either asserted or unasserted, which arise in the ordinary course of business. While the final resolution of these matters cannot be predicted with certainty, and although the outcome could be material to interim results of operations or cash flow, the Company does not believe that the outcome of any of these claims will have a material adverse effect on the Company’s consolidated financial position, or annual results of operations, or cash flow.

11.	SUBSEQUENT EVENTS

On July 8, 2004, the Company announced a cost alignment initiative that included a reduction of 30 positions, primarily in research and development to reflect its evolving business model. In addition, on July 21, 2004, the Company further aligned its costs by eliminating approximately 20 additional positions, primarily in the manufacturing and related overhead areas. The Company expects to record a charge, in the third quarter of 2004, for severance and benefit costs, on a pre-tax basis, of approximately $275,000.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Tollgrade Communications, Inc. and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and its subsidiaries as of June 26, 2004, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 26, 2004 and June 28, 2003 and the condensed consolidated statement of cash flows for the six-month periods ended June 26, 2004 and June 28, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated January 21, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 5, 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those contained in Item 2- Management’s Discussion and Analysis of Results of Operations and Financial Condition, along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as "will,” “believes,” “intends,” “expects,” “plans,” “could” or “may,” or the negatives thereof, other variations thereon or comparable terminology, relate to, among other things, the Company’s intent with regard to holding short-term investments, the Company’s plans for the development of certain cable products, the results of the Company’s efforts to obtain certain product certifications and the effect of such results on future sales, certain cost alignment initiatives, projected cash flows which are used in the valuation of intangible assets, the anticipated results of negotiations for purchase orders and other customer purchase agreements, changes in our backlog, the amount of backlog that may be recognized as revenue in future periods, the ability to utilize deferred and refundable tax assets, opportunities which the Services group offers to customers, the potential loss of certain customers, the timing of orders from customers, the effect of consolidations in the markets to which we sell, the significant portion of our revenues generated from MCU® sales and the expected consequences of the maturation of this market, the opportunities developing in the cable broadband market, certain international sales opportunities, circumstances surrounding our LoopCare™ sales, the impact of the acquisition of the Cheetah™ product line on our position in the cable industry, the effects of the economic slowdown in the telecommunications and cable industries, the possibility of future provisions for slow moving and obsolete inventory, and the effect on earnings and cash flows of changes in interest rates. The Company does not undertake any obligation to publicly update any forward-looking statements.

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

OVERVIEW

About the Company

Tollgrade Communications, Inc. (the “Company”) was organized in 1986, began operations in 1988 and completed its initial public offering in 1995. The Company provides hardware and software network assurance testing and monitoring solutions for the telecommunications and cable broadband industries. Our primary telecommunications test products are (1) the MCU, which allows customers to extend line-testing capabilities from the copper to the fiber optic portions of the local loop and (2) DigiTest® and LoopCare, which electronically measure the characteristics of a telephone copper circuit, analyze the data and report an easy to understand fault condition.

The Company’s primary cable products are the Cheetah performance and status monitoring products, which gather status information and reports on critical components within the Broadband Hybrid Fiber Coax (HFC) distribution system. In February 2003, the Company acquired the Cheetah status and performance monitoring product line to complement the Company’s legacy LIGHTHOUSE® products.

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

About its customers

The Company’s primary customers for its telecommunications products and services are the four Regional Bell Operating Companies (RBOCs), certain major independent telephone companies and several digital loop carrier (“DLC”) equipment manufacturers. Of these major customer groups, the RBOCs are the most significant; for the second quarter ended June 26, 2004, sales to the RBOCs accounted for approximately 40.1% of total revenue, compared to approximately 51% of total revenue for the first quarter of 2004 and 52.4% of total revenue for the second quarter ended June 28, 2003. Sales to two of the four RBOC customers (Bell South and Verizon) individually exceeded 10% of consolidated revenues (14.1% and 13.4%, respectively), and on a combined basis, comprised 27.5% of the Company’s total revenues for the second quarter of 2004. The Company continues to be highly dependent on the four RBOCs for a significant portion of its total revenue but such dependency has generally declined in recent years due to relative increases in sales of our cable hardware and software products.

The Company’s cable products are sold to a customer base which ranges from small cable operators to certain of the largest cable equipment manufacturers and cable operators in the world. During the second quarter of 2004, one of the Company’s cable customers (Alpha Technologies, Inc.) individually accounted for more than 10% of the Company’s total revenues (14.1%).

PRODUCTS:

TELECOMMUNICATION TEST SYSTEMS

Our proprietary telecommunications test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in “Plain Old Telephone Service” (POTS) lines containing both copper and fiber optics as well as qualify and troubleshoot broadband DSL lines. POTS lines comprise the vast majority of lines in service today throughout the world. In addition to traditional voice service, POTS lines provide connections for popular devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.” DSL provides the ability to transmit high speed data over traditional copper lines.

MCU

Our MCU products plug into Digital Loop Carrier (DLC) systems, the large network transmission systems used by telephone companies to link the copper and fiber-optic portions of the local loop. MCU products allow our customers to extend their line testing capabilities to all of their POTS lines, including copper and fiber-optic lines linked by DLCs. DLC systems, which are located at telephone companies’ central offices and at remote sites within local user areas, effectively multiplex the services of a single fiber-optic line into multiple copper lines. In many instances, several DLC systems are located at a single remote site to create multiple local loops that serve several thousand different end-user homes and businesses. Generally, for every DLC remote site, customers will deploy at least two MCU line-testing products.

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

In 2003, we announced several enhancements and additions to the DigiTest system, including the availability of direct Ethernet connectivity to Digital Measurement Node (DMN) test heads and the introduction of our next generation broadband test platform, DigiTest EDGE™. Through Ethernet connections, the LoopCare OSS can communicate directly with remotely deployed DigiTest hardware, allowing it to manage up to four DMNs and eight simultaneous test sessions through a single Internet Protocol (IP) address. DigiTest EDGE provides a global platform for broadband test applications, by combining a narrowband and wideband metallic testing platform with DSL, Asynchronous Transfer Mode (ATM), IP and Hypertext Transfer Protocol (HTTP) performance tests. This combination of test capabilities, when managed by our LoopCare OSS, enables service providers to accurately isolate a DSL problem between the customer’s premises, the local exchange carrier’s local loop and Digital Subscriber Line Access Multiplexer (DSLAM) serving network, and the Internet service provider’s data network.

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

In addition to the LoopCare OSS software sold as part of the DigiTest system, we also sell new LoopCare features to existing customers and the base LoopCare OSS as a stand-alone product to Competitive Local Exchange Carriers (CLECs) for use with test heads other than our DigiTest hardware. LoopCare feature products include the Common Object Request Broker Architecture (CORBA)-based Application Programming Interface, Benchmark Data Base, DSL Testing, the Advanced Testhead Feature Package, Batch Testing, Fax Unalert, Loop Length Reporting, Enabling Flow Through by Re-Classification of VER 55-58 Codes, LoopCare TCP/IP Communications Network, and Testing Voice Services in a Broadband Passive Optical Network (bPON).

CABLE TESTING PRODUCTS

The Company’s cable performance and status monitoring products provide a broad network assurance solution for the Broadband Hybrid Fiber Coax (HFC) distribution system found in the cable television industry. Our Cheetah products gather status information and report on critical components within the cable network. On February 13, 2003, we acquired the Cheetah product line from Acterna, LLC, for $14.3 million in cash plus transaction costs of $0.6 million. As a result of this acquisition, our cable offerings now consist of our CheetahLight(TM) (formerly LIGHTHOUSE(R)) and CheetahNet(TM) (formerly NetMentor(TM)) software systems and maintenance, head-end controllers, return path switch hardware, transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes.

Cable television service providers continue to evolve their offerings from traditional one-way video delivery to bi-directional services, including the communications “triple play” of voice, video and data service. The Company will seek to evaluate, develop and market network assurance products that address quality problems related to these advanced services. In addition to providing internet protocol (IP) based monitoring equipment, such as its line of Internet-addressable monitoring probes and next generation software platforms, the Company intends to leverage its experience in delivering network assurance technologies to telecom providers by developing more advanced performance management solutions for once-traditional cable suppliers. The Company is actively engaged in research and development of Voice Over Internet Protocol (VoIP) solutions, as well as data network integrity technologies.

As part of this strategy, we have entered into certain third party license agreements to augment our next generation technology. During the first quarter of 2004, the Company entered into a License Agreement (Initial Agreement) with a third party software vendor for certain VoIP technology, pursuant to which the Company obtained a non-exclusive license to use, further develop and incorporate into certain of its products such technology. In conjunction with this agreement during the first quarter of 2004, we prepaid approximately $0.3 million in services, license and royalty fees.

The Initial Agreement was replaced and superseded by a second license agreement during the second quarter of 2004, pursuant to which the Company obtained a perpetual worldwide right and license to use, further develop and incorporate into any of its products the technology. Additionally, the agreement provides that during the term of the agreement, the Company is the sole and exclusive licensee for particular applications of this technology. The agreement is for a period of five years. In conjunction with this agreement the Company paid approximately $0.7 million for the exclusivity right and prepaid approximately $0.1 million of additional royalty fees. Including the fees paid in connection with the Initial Agreement, total fees paid under this agreement during 2004 were approximately $1.1 million. In addition, there is a continuing obligation for the Company to pay additional royalties which may total $0.8 million or less, depending upon the volume of sales of the products which incorporate the licensed technology. Royalty expense will be recognized based on the underlying related product sales. The exclusivity fee will be amortized on a straight line basis over the five year contract period effective April 1, 2004.

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

BACKLOG

Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of June 26, 2004, the Company had backlog of approximately $7.8 million compared to $15.3 million as of December 31, 2003 and $8.1 million as of June 28, 2003. The decrease in the backlog from December 31, 2003 is attributed to a large volume of shipments of cable hardware products in the second quarter of 2004, selected customers purchasing current year requirements in the fourth quarter of 2003 and first quarter of 2004, as well as the negotiated cancellation of certain MCU orders totaling $0.7 million associated with a second quarter incentive purchase. Our current forecast calls for additional orders of cable hardware and software products and deployments of DigiTest which we anticipate will help mitigate the decrease in the backlog.

We have entered into LoopCare software maintenance agreements with all four RBOCs. Three of these agreements have terms which expire on December 31, 2004 (one can be extended for another year) while the fourth RBOC maintenance agreement will expire December 31, 2005. The backlog at June 26, 2004 included approximately $5.6 million related to software maintenance contracts, which will be earned and recognized as income on a straight-line basis during the remaining terms of the underlying agreements. We have adopted a policy to include a maximum of twelve months revenue from multi-year agreements in reported backlog. Software maintenance revenue is deemed to be earned and recognized as income on a straight-line basis over the terms of the underlying agreements.

Management expects that approximately 55% of the current backlog will be recognized as revenue in the third quarter of 2004. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.

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

INTERNATIONAL SALES

International sales represented approximately 6.4%, or $1.0 million, of the Company’s total revenue for the quarter ended June 26, 2004, compared to 4.8%, or $0.8 million, in the June 28, 2003 quarter. International sales represented approximately 7.3% of the Company’s total revenue for the six months ended June 26, 2004, compared to 4.8% for the six month period ended June 28, 2003. Although our international sales have increased year over year, and our marketing activity in international markets has expanded, our overall success in marketing and selling our telecommunications products in international markets remains limited, due in part to incompatibility of certain of our telecommunications products in networks employed abroad. We continue to evaluate opportunities in the international market that will enhance our international presence and growth. As part of the effort to expand our international sales, we periodically receive and respond to requests for proposals from certain international telephone and cable service providers. During the first quarter of 2004, we were notified that we were selected as a vendor for an international project. However, the commercial terms and conditions, which will be significant to the Company, have not been agreed upon, nor has the final scope of work or schedule for completion been finalized. As a result, the opportunity presented is still being fully evaluated and does have significant risk of not being consummated, and therefore is not included in the backlog.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company’s financial statements have been prepared. A comprehensive review of these policies is contained in the Company’s 2003 Annual Report on Form 10-K filed on March 15, 2004. Management believes the Company’s critical accounting policies are those related to Staff Accounting Bulletin (SAB 104), “Revenue Recognition”; AICPA’s Statement of Position (SOP) 97-2 “ Software Revenue Recognition,” and Emerging Issues Task Force (EITF) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”; Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”; SFAS No. 142, “Goodwill and Other Intangible Assets”; SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; and SFAS No. 109, “Accounting for Income Taxes.” Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results and they require management to make judgments and estimates based on matters that are inherently uncertain. There were no significant changes in these policies or the application thereof during the second quarter of 2004.

RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH PART I, ITEM 1 OF THIS REPORT

SECOND QUARTER OF 2004 COMPARED TO SECOND QUARTER OF 2003

Revenues

The Company’s revenues for the second quarter of 2004 were $15.5 million, a decrease of $1.7 million, or 9.7%, from revenues of $17.1 million reported for the second quarter of 2003.

Sales of MCUs, which are sold primarily to the RBOCs, during the second quarter of 2004 were $4.2 million, a decrease of $2.2 million compared to the second quarter of 2003. As a result, MCU sales were 26.9% of total second quarter 2004 revenues compared to 37.3% for the second quarter of 2003. The decrease between periods is primarily attributed to restricted capital spending by RBOC customers and purchases by certain customers of their current year requirements in the fourth quarter of 2003 and in the first quarter of 2004, which resulted in a reduction of their purchase requirements for the second quarter of 2004.

We expect MCU sales for the foreseeable future to continue to account for a significant portion of the Company’s revenue. However, as a result of the continuing maturation of this product line, the RBOCs’ trend of limiting capital spending in their traditional POTS networks and the evolution of the transmission network towards end to end fiber, the Company believes this product line is meaningful but mature and on an overall basis we expect it to decline over time. The significant purchases made in the fourth quarter of 2003 and first quarter of 2004 coupled with the mature nature of the MCU products have resulted in lower year over year comparative sales in the second quarter of 2004 and it is expected that this trend will continue in the second half of 2004.

Gross sales of the Company’s DigiTest system products, which include LoopCare software, were $1.6 million in the second quarter of 2004. DigiTest revenue was favorably affected by purchases made by CLEC customers as well as continuing RBOC LTS modernization initiatives. Gross sales were reduced by $0.4 million related to a negotiated settlement of a dispute with a distributor which resulted in the return of equipment that the distributor purchased in the prior year. The settlement resulted in net DigiTest sales of $1.2 million. Sales of DigiTest system products for the second quarter of 2003 were $1.2 million and there were no similar returns offsetting revenue in the prior year. Including the impact of the negotiated settlement, DigiTest system sales accounted for 7.6% and 7.2% of total revenues for the second quarter of 2004 and 2003, respectively. We currently have DigiTest field trial activity in a number of our large customers, in some situations the sales process will extend into 2005 and thus may not offset the weaker outlook for MCU products for the second half of 2004.

Sales of LoopCare software products separate and unrelated to DigiTest system products decreased $0.4 million, or 41.6%, to $0.5 million in the second quarter of 2004. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. As a result, the current quarter revenue was negatively affected by this process. The Company believes that the decline in LoopCare software sales in the second quarter of 2004, as compared to the second quarter of 2003, is not necessarily reflective of a trend, but is attributable to the uneven nature of the software sales process. LoopCare software product sales comprised 3.5% and 5.4% of total revenues during the second quarter of 2004 and 2003, respectively.

Overall sales of cable hardware and software products increased $1.0 million or 19%, to $6.4 million in the second quarter of 2004. Included in cable hardware and software product revenue is an initial sale to one of our OEM partners of $1.3 million of our Internet-addressable monitoring probes. This product has undergone certification testing by an independent third party laboratory to establish compliance with certain industry standards. The Company has been notified that the product was not in compliance with certain of these standards. Although such compliance was not required by the Company’s customer as part of the sale of the units, the Company has evaluated the scope of the modifications required to meet these standards, and has determined that it is appropriate to make certain minor modifications to the products. The modified product has been re-submitted to the independent third party laboratory for testing. The cost of these modifications are presently reflected in the accompanying financial statements and we believe that these modifications will not impact the sale of Internet-addressable monitoring probes during the remainder of fiscal 2004. The sales of the new Internet-addressable monitoring probes is reflective of a significant commitment by cable companies to leverage their hybrid fiber coaxial infrastructure to deliver voice, data and video services through a single conduit. Cable hardware and software sales amounted to 41.3% and 31.3% of total second quarter 2004 and 2003 revenue, respectively.

Services revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, remained flat at $3.2 million in the second quarter of 2004 and 2003. Service revenues amounted to 20.7% and 18.8% of total second quarter 2004 and 2003 revenue, respectively.

Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders from, shipments to, and acceptance of software by RBOC customers, and are not necessarily indicative of long-term trends in sales of the Company’s products.

We experienced some improvement in our core equipment markets in the latter part of 2003 and during the first quarter of 2004. However our financial performance for the second quarter of 2004 was negatively affected by several factors relating to our customers. Certain of our key customers were subject to restricted capital budgets, during the second quarter of 2004, which resulted in lower purchasing levels. Additionally, because certain of our customers made bulk purchases in the latter part of 2003 and first quarter of 2004, they had lower purchasing requirements for the second quarter of 2004. Growth in the cable-related product lines outpacing the lagging recovery of the traditional telecom products however, this growth is at lower margins than the traditional MCU business. All of these factors have contributed to a challenging business environment and has forced Tollgrade to adjust the Company’s business model by examining the current cost structure. A pending labor contract negotiation at one of our RBOC customers could further stall product field trials, testability projects and network system deployment. To proactively address these short term and long term trends, we implemented, in the third quarter of 2004, a cost alignment program which eliminated, in two phases, approximately 50 positions. The majority of the terminations impacted research and development, manufacturing and related overhead areas of the Company. As a result of the cost alignment program we will record, in the third quarter, a restructuring charge of $0.3 million. We expect the restructuring program to result in a gross pre-tax savings of $0.8 million in the third quarter of 2003 and $1.0 million in the fourth quarter of 2004. The gross pre-tax savings of $0.8 million for the third quarter of 2004, will be reduced by the restructuring charge of $0.3 million to produce a net pre-tax benefit of $0.5 million. Management will continue to diligently look at further cost reductions consistent with its evolving business model.

Additionally, we have experienced positive field trial activity for our new telecom products in a number of our large customers, our cable and software products continue to generate growth and the deployment of DigiTest Edge to new customers have all helped to mitigate the current softness in the MCU environment. We continue to focus on product diversity through research and development and acquisitions. In 2003, we introduced our next generation DigiTest EDGE test head for the evolving broadband network and continue to invest in research to develop new and improved products to stimulate demand for our hardware and software products. Our acquisition of the Cheetah product line on February 13, 2003, substantially strengthened our CATV product market position. We continually seek to identify, and from time to time evaluate, new acquisition opportunities to complement and strengthen our core equipment product offerings.

Gross Profit

Gross profit for the second quarter of 2004 decreased $1.7 million or 18.3% to $7.7 million. The decrease in gross profit is attributed primarily to reduced sales of MCU channel units and LoopCare software. As a percentage of sales, gross profit for the quarter was 49.7% versus 54.9% for the year ago period. Gross margin declined in the second quarter compared to the previous year’s second quarter due to lower MCU and software sales, the negotiated settlement discussed above, incentive discounting and lower absorption of manufacturing overhead costs. Additionally, although we experienced positive growth in cable hardware and software, these products have a lower margin than the MCU, LoopCare and DigiTest system products. As discussed above, we have modified our business model to recognize the growth in cable hardware and software through the implementation of a cost alignment program that is intended to have a positive impact on gross profit margins.

Selling and Marketing Expense

Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, remained consistent at $2.4 million for the second quarter of 2004 and 2003. Salaries and wages increased approximately $0.1 million and commissions increased by $0.1 million from the prior year quarter. These increases were offset by the reversal of $0.1 million related to the incentive compensation accrual recorded in the first quarter of 2004 and a decrease in consulting fees of $0.1 million. As a percentage of revenues, selling and marketing expenses increased from 14.1% in the second quarter of 2003 to 15.4% in the second quarter of 2004. On July 8, 2004 and July 21, 2004 we announced two cost alignment programs that are anticipated to have a positive future impact on selling and marketing expense.

General and Administrative Expense

General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, for the second quarter of 2004 was $1.7 million, a decrease of $0.1 million, or 9.1%, from the $1.8 million recorded in the second quarter of 2003. The decrease is primarily due to the $0.1 million reversal of the incentive compensation accrual, due to current and expected future operating performance, recorded in the first quarter of 2004 and a reduction in bad debt expense of $0.2 million. These benefits were offset by increased salary costs of $0.1 million and increased professional services of $0.1 million. As a percentage of revenues, general and administrative expenses remained constant at 10.7% in the second quarter of 2004 and 2003.

Research and Development Expense

Research and development expense, which consists primarily of payroll related costs, depreciation expense and rent expense in the second quarter of 2004 was $4.1 million, an increase of $0.2 million, or 5.3%, from the $3.9 million recorded in the second quarter of 2003. The increase is attributed to increased salary and benefit costs of $0.2 million and increased consulting and professional services of $0.2 million related to research and development related to Cheetah products. These increases were mitigated by the reversal of $0.2 million associated with the incentive compensation accrual, due to current and expected future operating performance, recorded in the first quarter of 2004. As a percentage of revenues, research and development expense increased to 26.6% in the second quarter of 2004 from 22.8% in the prior year quarter. As previously discussed, on July 8, 2004 and July 21, 2004 we announced two cost alignment programs that are anticipated to have a positive future impact on research and development expense.

Interest and Other Income

Interest and other income, composed primarily of interest income in both quarterly periods, remained flat at $0.1 million.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2004 included a benefit of $0.3 million due to the current quarter pretax loss. The provision for income taxes in the second quarter of 2003 was a charge of $0.5 million. The effective income tax rate for the second quarter of 2004 was a benefit of 66% compared to a charge of 38% in the second quarter of 2003. The change in the effective rate is attributed to permanent book basis versus tax basis differences as a result of the current quarter pre-tax loss. While we have made our best estimate of our effective rate for 2004, based on the Company’s operating results and permanent differences, it is reasonably possible our effective income tax rate could vary during the remainder of 2004.

Net (Loss) Income and (Loss) Earnings Per Share

As a result of the above factors, net loss for the second quarter of 2004 was $(0.1) million compared to net income in the second quarter of 2003 of $0.8 million. For the second quarter of 2004, our basic and diluted loss per common share was $(0.01) compared to net income of $0.06 per common share recorded in prior year quarter. Basic and diluted weighted average common and common equivalent shares outstanding were 13,131,835 and 13,258,595 respectively, in the second quarter of 2004 compared to 13,103,801 and 13,335,006, respectively, in the second quarter of 2003.

SIX MONTHS ENDED JUNE 26, 2004 COMPARED TO SIX MONTHS ENDED JUNE 28, 2003

Revenues

The Company’s revenues for the six months ended June 26, 2004 were $33.1 million, an increase of $1.4 million, or 4.4%, over revenues of $31.7 million reported for the six months ended June 28, 2003. Revenue for the period ended June 28, 2003 included the Cheetah product line from the February 13, 2003 acquisition date through June 28, 2003. The revenue for the period ended June 26, 2004 include the operations of Cheetah for the entire period.

MCU revenues for the six months ended June 26, 2004 was $11.1 million, an increase of $0.3 million over the first six months of 2003. The increase in the first six months of 2004 compared to 2003 was due primarily to carryover 2003 capital budgeting availability at SBC as they continued with their DSL footprint expansion program in 2004, as well as strong OEM sales to Advanced Fiber Communications (AFC) and BellSouth. These benefits were mitigated by reduced spending by our RBOC customers in the second quarter of 2004. The effect of carryover budgeting and selected customers purchasing current year requirements in the fourth quarter of 2003 and in the first quarter of 2004 is expected to have an unfavorable impact on the full year results.

Sales of MCUs accounted for 33.7% of total revenue for the first six months of 2004 compared to 34.2% for the same period in the prior year and we expect MCU sales for the foreseeable future to continue to account for a substantial portion of the Company’s revenue. However, as a result of the continuing maturation of this product line, the RBOCs’ trend of limiting capital spending in their traditional POTS networks and the evolution of the transmission network towards end to end fiber, we believe this product line is meaningful but mature and on an overall basis, as a percentage of our total revenue, we expect it to continue to decline over time.

Gross sales of the Company’s DigiTest system products, which include LoopCare software, were $2.5 million in the first six months of 2004. This amount was reduced by $0.4 million related to a negotiated settlement of a dispute with a distributor which resulted in the return of equipment that the distributor purchased in the prior year, resulting in net DigiTest sales of $2.1 million. Sale of DigiTest system products for the first six months of 2003 were $3.2 million and there was not a similar return offsetting revenue in the prior year. The decrease in DigiTest revenue is primarily attributed to the negotiated settlement and restraint in capital spending by RBOCs in traditional POTS testing projects due to budget tightening and network evolution considerations. Additionally, the first quarter of 2003 benefited from a large deployment of DigiTest to a Competitive Local Exchange Carrier (CLEC) customer, which was not repeated in 2004. Including the impact of the negotiated settlement, DigiTest system sales accounted for 6.2% and 9.9% of total revenues for the first six months of 2004 and 2003, respectively.

Sales of LoopCare software products separate and unrelated to DigiTest system products decreased $0.5 million, or 18.4%, to $2.2 million for the six months ended June 26, 2004. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. As a result, revenue for the first six months of 2004 was negatively affected by this process. The Company believes that the decline in LoopCare software sales is not necessarily reflective of a trend, but is attributable to the uneven nature of the software sales process. LoopCare software product sales comprised 6.7% and 8.5% of total revenues during the first six months revenue of 2004 and 2003, respectively.

Overall sales of cable hardware and software products increased $2.5 million or 28.7%, to $11.3 million for the first six months of 2004 compared to the same period in the prior year. The increase is attributable to Cheetah results included for the entire first six months of the current year and sales of our Internet-addressable monitoring probes as discussed in the Revenue section above. The sales of the new Internet-addressable monitoring probes is reflective of a significant commitment by cable companies to leverage their hybrid fiber coaxial infrastructure to deliver voice, data and video services through a single conduit. Cable hardware and software sales amounted to 34.2% and 27.7% of the first six months revenue of 2004 and 2003, respectively.

Services revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, increased for the first six months of 2004 by $0.2 million or 2.6% over the same period in the prior year. Service revenues amounted to 19.2% and 19.5% for the first six months in 2004 and 2003 revenue, respectively.

Gross Profit

Gross profit for the six months ended June 26, 2004 was $18.0 million an increase of $1.0 million or 5.7% compared with $17.0 million in the first six months of 2003. The increase in gross profit is attributed primarily to strong sales of MCUs during the first quarter of 2004. As a percentage of sales, gross profit for the first six months of 2004 was 54.3% versus 53.6% for the year ago period. Gross margin increased compared to the prior year period due to higher MCU sales offset by lower software sales, the negotiated settlement, incentive discounting and lower absorption of manufacturing overhead costs. Although we experienced positive growth in cable hardware and software, these products have a lower margin than the MCU, LoopCare and DigiTest system products and we would expect the increase in sales of these products as a percentage of overall sales to negatively affect our gross margin in future periods.

Selling and Marketing Expense

For the six months ended June 26, 2004, selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, increased by $0.5 million or 10.5% to $4.9 million. The increase is attributed to salaries and wages which increased by approximately $0.3 million, commissions which increased by $0.2 million and additional costs related to the CheetahNet and CheetahLight product lines. These increases were offset by lower incentive compensation expense of $0.1 million and decrease in consulting fees of $0.2 million. As a percentage of revenues, selling and marketing expenses were 14.7% in the first six months of 2004 compared to 13.9% in the first six months of 2003.

General and Administrative Expense

General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, remained flat at $3.6 million for the first six months of 2004 and 2003. A decline in the incentive compensation expense of $0.1 million and bad debt expense of $0.3 million were offset by additional costs related to CheetahNet and CheetahLight product lines, increased salary costs of $0.2 million and consulting costs of $0.1 million. As a percentage of revenues, general and administrative expenses decreased from 11.3% for the first six months of 2003 to 10.9% for the first six months of 2004.

Research and Development Expense

Research and development expense, which consists primarily of payroll related costs, depreciation expense and rent expense in the six months ended June 26, 2004 was $8.3 million, an increase of $1.1 million, or 14.9%, from the $7.3 million recorded in the first six months of 2003. The increase is attributed to increased salary and benefit costs of $0.5 million and increased consulting, professional services of $0.3 million related to research and development related to Cheetah products and increased depreciation. These increases reflect additional costs year over year due to the Cheetah acquisition. These increases were mitigated by a reduction of $0.2 million in incentive compensation. As a percentage of revenues, research and development expense increased to 25.1% in the first six months of 2004 from 22.8% during the same period in the prior year.

Interest and Other Income

Interest and other income, composed primarily of interest income in both periods, decreased by $0.1 million from the six months ended June 28, 2003, due to lower market yields on short-term interest bearing investments.

Provision for Income Taxes

The provision for income taxes for the six months ended June 26, 2004 was $0.4 million compared to the six months ended June 28, 2003 of $0.8 million. The effective income tax rate for the first six months of 2004 was 30% compared to 38% in the same period in the prior year. The change in the effective rate is attributed to permanent book basis versus tax basis differences as a result of the second quarter 2004 pre-tax loss. While we have made our best estimate of our effective rate for 2004, based on the Company’s operating results and permanent differences, it is reasonably possible our effective income tax rate could vary during the remainder of 2004.

Net Income and Earnings Per Share

As a result of the above factors, net income for the first six months of 2004 was $0.9 million compared to $1.3 million in the first six months of 2003. For the first six months of 2004, our basic and diluted earnings per common share was $0.07. For the first six months of 2003 the basic earnings per share was $0.10 and the diluted earnings per share was $0.09. Basic and diluted weighted average common and common equivalent shares outstanding were 13,126,231 and 13,309,961 respectively, for the six months ended June 26, 2004 compared to 13,097,319 and 13,276,042, respectively, in the six months ended June 28, 2003.

CHEETAH ACQUISITION

On February 13, 2003, we acquired certain assets and assumed certain liabilities of the Cheetah Status and Performance Monitoring Product Line from Acterna, LLC for approximately $14.3 million in cash. We also capitalized acquisition related costs of approximately $0.6 million for a total cost of approximately $14.9 million. The transaction provided for an earn-out to be paid in the first half of 2004 of up to $2.4 million based on certain 2003 performance targets. The current calculation indicates that amounts due under this provision are immaterial. The acquired assets consisted principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally related to deferred software maintenance, warranty and other obligations. The $14.3 million due at closing and related acquisition expenses were paid from available cash and short-term investments. We believe that the acquired product line complements our legacy LIGHTHOUSE cable offering and positions the Company as a leading supplier of testing equipment and software for the cable industry. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of the acquired product line from February 14, 2003 forward are included in our consolidated financial statements. The purchase price remains subject to change pending resolution between the parties of outstanding contingencies regarding the earn-out provision and post closing purchase price adjustments.

LIQUIDITY AND CAPITAL RESOURCES

As of June 26, 2004, the Company had working capital of $67.5 million, an increase of $1.6 million, or 2.4%, from $65.9 million of working capital as of December 31, 2003. The increase in working capital is primarily the result of operating cash flow in excess of purchases of property and equipment. Significant changes in the composite elements of working capital during the six months ended June 26, 2004 include a $0.7 million increase in accounts receivable and a $1.0 million increase in inventories. These increases in working capital were partially offset by a $0.7 million increase in accounts payable and $0.6 million increase in deferred income. As of June 26, 2004, the Company had $48.5 million of cash, cash equivalents and short-term investments that are unrestricted and available for corporate purposes, including acquisitions and other general working capital requirements.

The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”) with a bank. Under the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions. The Facility contains certain standard covenants with which we must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis. A maximum leverage ratio restricts our total borrowings to approximately $17.2 million during the third quarter of 2004. Commitment fees are payable quarterly at an annual rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with our acquisition of the Cheetah product line to adjust the determination of base net worth. As of June 26, 2004 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future. The Company expects to incur capital expenditures totaling approximately $3.0 million in 2004 including projects for test fixtures related to the manufacturing process and purchases of computer and office equipment.

The Company has in place a stock repurchase program, which is more fully described in Part II, Item 2(e) of this Report. At management’s discretion, the Company may repurchase shares under this program in the foreseeable future, however, the number of shares and the timing of such purchases has not presently been determined. Any such purchases would be made using existing cash and short-term investments. No shares were repurchased under this program in the six months ended June 26, 2004.

The impact of inflation on both the Company’s financial position and the results of operations has been minimal and is not expected to adversely affect our 2004 results. Our financial position enables us to meet our cash requirements for operations and capital expansion programs.

RELATED PARTY TRANSACTION

Gregory Quiggle was hired by the Company as Executive Vice President of Marketing on August 13, 2001. In connection with the recruitment of Mr. Quiggle, the Company made a loan to Mr. Quiggle in the amount of $210,000 pursuant to a Promissory Note (the “Note”) with interest accruing at 5% per annum. The remaining outstanding balance of $158,947 is due and payable on or before the earlier of (i) May 2, 2008, (ii) the date of termination of Mr. Quiggle’s employment with the Company, or (iii) the date that Mr. Quiggle sells or otherwise transfers ownership of all or a portion of 40,200 shares of common stock of Acterna LLC, which shares are being held by the Company as collateral for payment of the Note. Presently, the shares of stock being held as collateral have no value. The Note has not been modified since its issuance.

COMMITMENTS

The Company leases office space and equipment under agreements that are accounted for as operating leases. The office lease for the Cheswick facility expires December 31, 2005. The equipment leases expire in August 2005 for the Cheswick facility and January 2007 for the Bridgewater facility. On February 18, 2003, the Company entered into a lease for office space to house the Cheetah product line in Sarasota, Florida under a lease expiring on April 26, 2008. The Company is also involved in various month-to-month leases for research and development equipment. As discussed in note 4, Tollgrade entered into a third party license agreement in which the Company has an obligation to pay royalties which may total $0.8 million, depending upon the volume of sales of the underlying product which incorporates the technology. Additionally, the Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase up to $2.4 million of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. Minimum annual future commitments are as follows:

	Leases	Purchase Obligations	Total
2004 (Remaining six-months)	829,000	2,160,000	2,989,000
2005	1,598,000	84,000	1,682,000
2006	867,000	136,000	1,003,000
2007	438,000		438,000
2008	104,000		104,000

KEY RATIOS

The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, were 60 and 57 days as of June 26, 2004 and December 31, 2003, respectively. This increase is due primarily to the timing of sales during the respective quarters. The Company’s inventory turnover ratio was 2.6 and 2.3 turns at June 26, 2004 and December 31, 2003, respectively.

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

     We depend upon a few major customers for a majority of our revenues. We expect to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers, or the cancellation, delay or reduction in purchases of our products at historical levels, would significantly reduce our revenues and net income. Furthermore, decreases in the capital budgets of these customers could lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital budgets of our RBOC customers, as well as many of our other customers, are dictated by a number of factors, most of which are beyond our control, including:

–	the conditions of the telecommunications market and the economy in general;

–	subscriber line loss and related reduced demand for telecommunications services;

–	labor disputes between our customers and their collective bargaining units;

–	the failure to meet established purchase forecasts and growth projections;

–	competition among the RBOCs, competitive exchange carriers and wireless telecommunications and cable providers; and

–	reorganizations, including management changes, at one or more of our customers or potential customers.

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

     A large portion of our sales have historically attributable to our MCU products. We expect that our MCU products will continue to account for a significant percentage of our revenues for the foreseeable future. MCU sales largely depend upon the rate of deployment of new, and the retrofitting of existing, Digital Loop Carrier (DLC) systems in the United States. Installation and replacement of DLC systems are, in turn, driven by a number of factors, including the availability of capital resources and the demand for new or better Plain Old Telephone Service (POTS). The current plans of our customers, if executed, to implement next generation network improvements such as Fiber-to-the-Premise (FTTP), which does not require the use of our MCU products like the present hybrid POTS network, could materially impact our MCU sales. If our major customers fail to continue to build-out their DSL networks and other projects requiring DLC deployments, or if we otherwise satisfy the domestic telecommunications market’s demand for MCUs, our future results would be materially and adversely affected.

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

     We acquired the LoopCare software and Cheetah product lines in 2001 and 2003, respectively. As a result we have limited operating history in developing, marketing and selling network assurance and testing software solutions and cable status marketing products, which makes the prediction of future operating results for these portions of our business very difficult. A substantial portion of our research and development expenses is expected to relate to these products. We have adjusted our business model to focus heavily on our cable performance and status monitoring products. We are actively engaged in research to improve and expand our cable products, including research and development of VoIP solutions. Our cable hardware and software products have lower margins than our MCU, LoopCare and DigiTest system products. If sales of our cable testing products do not increase or are not accepted in the marketplace, or if our research and development activities do not produce marketable products that are both competitive and accepted by our customers, our overall revenues and profitability will be adversely affected.

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

We have completed, and may pursue additional acquisitions, which will complicate our management tasks and could result in substantial expenditures.

     We have completed, and we may pursue additional acquisitions of companies, product lines and technologies as part of our efforts to enhance our existing products, to introduce new products and to fulfill changing customer requirements. Acquisitions involve numerous risks, including the disruption of our business, exposure to assumed or unknown liabilities of the acquired target, and the failure to integrate successfully the operations and products of acquired businesses. Goodwill arising from acquisitions may result in significant charges against our operating results in one or more future periods. Furthermore, we may never achieve the anticipated results or benefits of an acquisition, such as increased market share or the successful development and sales of a new product. The effects of any of these risks could materially harm our business and reduce our future results of operations.

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

Our restructuring plan may be ineffective or may limit our ability to compete.

     We have recently announced a reduction in work force taken in response to the recent decrease in our revenues in our telecom business. These actions could have long term adverse effects on that portion of our business. There are several risks inherent in our efforts to bring our cost base in line with the current environment by reducing our telecom workforce. These include the risk that we will not be successful in achieving our planned cost reductions, and that even if we are successful in doing so, we will still not be able to reduce expenditures quickly enough to see a positive profitability effect and may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive in the telecom business. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

During the quarter ended June 26, 2004, we negotiated a settlement with a distributor which resulted in the return of equipment that the distributor purchased in the prior year which caused a reduction in revenue of $0.4 million. Although we continue to believe the claims were without merit, we negotiated a settlement to eliminate any further costs of defending the case.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)	On January 21, 2004, our Board of Directors authorized the continuation through December 31, 2004 of a share repurchase program which expired on December 31, 2003. Under this extension, we may repurchase a total of one million shares of our common stock before December 31, 2004. Since the initial repurchase program was instituted in April 1997, and as of June 26, 2004, the Company has repurchased 461,800 shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. At our discretion we will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments. No shares were repurchased under this program in the six months ended June 26, 2004.

Item 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 2004, the Company held its annual shareholders meeting. At the meeting, Richard H. Heibel and Robert W. Kampmeinert were elected to the Board of Directors for three-year terms expiring at the annual meeting of shareholders in 2007. The terms of Directors James J. Barnes and Brian C. Mullins continued after the meeting and will expire at the annual meeting of shareholders in 2006. The terms of Directors Christian L. Allison, Daniel P. Barry and David S. Egan also continued after the meeting and will expire at the annual meeting of shareholders in 2005. The results of the voting were as follows:

Nominee for Director	Total Votes Cast	For	Against	Withheld	Abstained
Richard H. Heibel	12,829,342	11,470,288	—	1,359,054	—
Robert W. Kampmeinert	12,829,342	6,859,441	—	5,969,901	—

Item 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)	Exhibits:

The following exhibits are being filed with this report:

Exhibit
Number	Description
10.48	Change in Control Agreement, dated as of June 18, 2004, by and between the Company and Sean M. Reilly, filed herewith

10.49	Extension and Amendment of Agreement, dated as of February 8, 2004, between the Company and Sara M. Antol, filed herewith

10.50	Extension and Amendment of Agreement, dated as of February 8, 2004, between the Company and Ruth Dilts, filed herewith

10.51	Extension and Amendment of Agreement, dated as of February 8, 2004, between the Company and Samuel C. Knoch, filed herewith

10.52	Extension and Amendment of Agreement, dated as of February 9, 2004, between the Company and Rocco L. Flaminio, filed herewith

Exhibit
Number	Description
10.53	Extension and Amendment of Agreement, dated as of February 13, 2004, between the Company and Matthew J. Rosgone, filed herewith

10.54	Extension and Amendment of Agreement, dated as of May 19, 2004, between the Company and Stephen M. Garda, filed herewith

15	Letter re unaudited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith

(b)	Reports on Form 8-K:

1.	A Report on Form 8-K was filed on April 16, 2004 under Item 7 and 12, which contained our results of operations for our first quarter ended March 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tollgrade Communications, Inc. (Registrant)

Dated: August 5, 2004	/s/ Christian L. Allison

Christian L. Allison
Chairman and Chief Executive Officer

Dated: August 5, 2004	/s/ Samuel C. Knoch

Samuel C. Knoch
Chief Financial Officer and Treasurer

Dated: August 5, 2004	/s/ Sean M. Reilly

Sean M. Reilly
Controller

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.48	Change in Control Agreement, dated as of June 18, 2004, by and between the Company and Sean M. Reilly, filed herewith

10.49	Extension and Amendment of Agreement, dated as of February 8, 2004, between the Company and Sara M. Antol, filed herewith

10.50	Extension and Amendment of Agreement, dated as of February 8, 2004, between the Company and Ruth Dilts, filed herewith

10.51	Extension and Amendment of Agreement, dated as of February 8, 2004, between the Company and Samuel C. Knoch, filed herewith

10.52	Extension and Amendment of Agreement, dated as of February 9, 2004, between the Company and Rocco L. Flaminio, filed herewith

10.53	Extension and Amendment of Agreement, dated as of February 13, 2004, between the Company and Matthew J. Rosgone, filed herewith

10.54	Extension and Amendment of Agreement, dated as of May 19, 2004, between the Company and Stephen M. Garda, filed herewith

15	Letter re unaudited interim financial information

31.1	Rule 13a-14(a) Certification of Chief Executive Officer, filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer, filed herewith

32	Rule 13a-14(b) Certifications of Chief Executive Officer and Chief Financial Officer filed herewith