Form 10-Q
period 2004-09-25
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2004-11-04
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2004

[    ]     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number 000-27312

TOLLGRADE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1537134
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Yes [ X ]	No [ ]

          Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes [ X ]	No [ ]

          As of October 29, 2004, there were 13,161,140 shares of the Registrant’s Common Stock, $0.20 par value per share, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q
For the Quarter Ended September 25, 2004

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 25, 2004	December 31, 2003 *
ASSETS
Current assets:
Cash and cash equivalents	$30,566,488	$31,059,972
Short-term investments	19,434,469	17,624,668
Accounts receivable:
Trade	9,289,356	9,254,718
Other	118,597	122,231
Inventory	11,181,418	11,154,676
Prepaid expenses and other current assets	1,394,085	1,534,034
Refundable income taxes	424,479	383,704
Deferred tax assets	1,990,173	1,361,947

Total current assets	74,399,065	72,495,950
Property and equipment, net	8,309,978	8,292,412
Deferred tax assets	1,412,202	1,152,846
Intangibles, net	45,143,500	44,500,000
Goodwill	19,339,682	19,339,682
Capitalized software costs, net	6,366,404	7,712,624
Receivable from officer	157,776	160,940
Other assets	242,959	174,520

Total assets	$155,371,566	$153,828,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$634,611	$1,007,178
Accrued warranty	2,027,869	2,149,905
Accrued expenses	734,297	589,215
Accrued salaries and wages	580,064	911,725
Accrued royalties payable	204,108	395,710
Income taxes payable	1,068,863	1,018,230
Deferred income	854,294	480,235

Total current liabilities	6,104,106	6,552,198
Deferred tax liabilities	2,432,409	1,447,690

Total liabilities	8,536,515	7,999,888
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value; Authorized shares, 10,000,000; issued shares, -0- In 2003 and 2004	—	—
Common stock, $.20 par value; authorized shares, 50,000,000; issued shares, 13,580,370 in 2003 and 13,622,940 in 2004	2,724,588	2,716,074
Additional paid-in capital	71,134,745	70,808,584
Treasury stock, at cost, 461,800 shares	(4,790,783)	(4,790,783)
Retained earnings	77,766,501	77,095,211

Total shareholders’ equity	146,835,051	145,829,086

Total liabilities and shareholders’ equity	$155,371,566	$153,828,974

* Amounts derived from audited financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Revenues:
Products	$10,357,756	$12,529,421	$37,079,886	$38,015,322
Services	3,280,541	3,086,812	9,631,371	9,277,881

Total revenues	13,638,297	15,616,233	46,711,257	47,293,203

Cost of product sales:
Products	4,555,684	5,528,304	16,836,608	17,055,017
Services	945,587	1,010,193	2,802,891	2,776,240
Amortization of intangibles	509,817	490,437	1,493,344	1,890,928

	6,011,088	7,028,934	21,132,843	21,722,185

Gross Profit	7,627,209	8,587,299	25,578,414	25,571,018
Operating Expenses:
Selling and marketing	2,198,125	2,319,913	7,052,855	6,711,353
General and administrative	1,849,454	1,664,797	5,444,874	5,230,062
Research and development	3,852,481	3,754,154	12,159,234	10,981,935
Severance and related expense	268,637	—	268,637	—

Total operating expenses	8,168,697	7,738,864	24,925,600	22,923,350

(Loss) income from operations	(541,488)	848,435	652,814	2,647,668
Interest and other income, net	108,525	76,486	266,902	308,979

(Loss) income before income taxes	(432,963)	924,921	919,716	2,956,647
(Benefit) provision for income taxes	(158,774)	351,470	248,426	1,123,526

Net (loss) income	$(274,189)	$573,451	$671,290	$1,833,121

(Loss) earnings per share information:
Weighted average shares of common stock and equivalents:
Basic	13,148,183	13,112,966	13,133,510	13,102,121
Diluted	13,148,183	13,345,743	13,263,016	13,300,250

Net (loss) income per common and common equivalent shares:
Basic	$(0.02)	$.04	$.05	$.14
Diluted	$(0.02)	$.04	$.05	$.14

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 25, 2004
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total
Balance at December 31, 2003	—	$—	13,580,370	$2,716,074	$70,808,584	$(4,790,783)	$77,095,211	$145,829,086
Exercise of common stock options	—	—	42,570	8,514	261,198	—	—	269,712
Tax benefit from exercise of stock options	—	—	—	—	64,963	—	—	64,963
Net income	—	—	—	—	—	—	671,290	671,290

Balance at September 25, 2004	—	$—	13,622,940	2,724,588	71,134,745	(4,790,783)	77,766,501	146,835,051

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 25,	September 27,
	2004	2003
Cash flows from operating activities:
Net income	$671,290	$1,833,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,440,145	3,638,461
Tax benefit from exercise of stock options	64,963	55,200
Income taxes (paid) refundable	(40,775)	212,436
Deferred income taxes	97,137	629,732
Disposition of slow moving and obsolete inventory	297,537	301,966
Provision for losses on inventory	(259,610)	(295,799)
Provision for allowance for doubtful accounts	(51,267)	517,307
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable-trade	16,629	(2,665,476)
Decrease in accounts receivable-other	3,634	97,600
(Increase) Decrease in inventory	(64,669)	2,952,488
Decrease in prepaid expenses and other assets	74,674	600,504
(Decrease) Increase in accounts payable	(372,567)	625,964
(Decrease) Increase in accrued warranty	(122,036)	288,088
Increase in accrued expenses and deferred income	519,141	117,140
Decrease in accrued royalties payable	(191,602)	(49,847)
(Decrease) Increase in accrued salaries and wages	(331,661)	459,194
Increase in income taxes payable	50,633	211,158

Net cash provided by operating activities	3,801,596	9,529,237

Cash flows from investing activities:
Purchase of Cheetah	—	(14,899,010)
Purchase of short-term investments	(9,291,024)	(989,167)
Redemption/maturity of short-term investments	7,481,223	6,636,046
Capital expenditures, including capitalized software	(2,039,991)	(2,380,399)
Investments in other assets	(715,000)	—

Net cash used in investing activities	(4,564,792)	(11,632,530)

Cash flows from financing activities:
Proceeds from exercise of stock options	269,712	200,525

Net cash provided by financing activities	269,712	200,525

Net decrease in cash and cash equivalents	(493,484)	(1,902,768)
Cash and cash equivalents at beginning of period	31,059,972	33,799,284

Cash and cash equivalents at end of period	$30,566,488	$31,896,516

The accompanying notes are an integral part of the condensed financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month and nine-month periods ended September 25, 2004 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month and nine-month periods ended September 25, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

With respect to the unaudited financial information of the Company for each of the three-month and nine-month periods ended September 25, 2004 and September 27, 2003, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 1, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Act) for their report on the unaudited financial information because that report is not a “report” within the meaning of Sections 7 and 11 of the Act.

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

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net (loss)income, as reported	$(274,189)	$573,451	$671,290	$1,833,121
Deduct: Total stock-based compensation expense based on the fair value method for all awards, net of related tax effects	50,081	395,518	242,959	1,402,198

Pro forma net (loss)income	$(324,270)	$177,933	$428,331	$430,923

Earnings (loss) per share:
Basic – as reported	$(0.02)	$0.04	$0.05	$0.14
Basic – pro forma	$(0.02)	$0.01	$0.03	$0.03
Diluted – as reported	$(0.02)	$0.04	$0.05	$0.14
Diluted – pro forma	$(0.02)	$0.01	$0.03	$0.03

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

(In Thousands, Except Per Share Data)
Nine Months Ended
September 27, 2003
Proforma

Revenues	$48,656
Income from operations	3,318
Net income	2,250
Diluted earnings per share	$0.17

This proforma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the Cheetah product line acquisition been consummated on January 1, 2003. In addition, these results are not intended to be a projection of future results.

4. INTANGIBLE ASSETS

The following information is provided regarding the Company’s intangible assets and goodwill:

	As of September 25, 2004		As of December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Cheetah sales order backlog, included in inventory	$543,273	$543,273	$543,273	$539,442
Exclusivity agreement	715,000	71,500	—	—

Total Amortized Intangibles	$1,258,273	$614,773	$543,273	$539,442

Non-amortized intangible assets:
LoopCare trade name	$1,300,000	$—	$1,300,000	$—
Base software — LoopCare	5,200,000	—	5,200,000	—
Post warranty maintenance service agreements	32,000,000	—	32,000,000	—
Customer Base – Cheetah	5,000,000	—	5,000,000	—
Cheetah Trademark	1,000,000	—	1,000,000	—

Total Non-Amortized Intangibles	$44,500,000	$—	$44,500,000	$—

Total Intangibles	$45,758,273	$614,773	$45,043,273	$539,442

Capitalized software:
Developed product software	$7,555,277	$4,438,873	$7,483,483	$3,313,359
Base software — Cheetah	2,900,000	483,333	2,900,000	265,833
Proprietary technology	1,000,000	166,667	1,000,000	91,667

Total capitalized software (long term)	$11,455,277	$5,088,873	$11,383,483	$3,670,859

Goodwill:
LoopCare	$15,949,808	$—	$15,949,808	$—
Cheetah	3,389,874	—	3,389,874	—

Total Goodwill	$19,339,682	$—	$19,339,682	$—

     Estimated amortization expense for the years ended:

December 31, 2004	$2,004,364
December 31, 2005	$2,044,060
December 31, 2006	$1,679,060
December 31, 2007	$579,962
December 31, 2008	$559,771

We have entered into certain third party license agreements to augment our next-generation technology. During the first quarter of 2004, the Company entered into a License Agreement (Initial Agreement) with a third party software vendor for certain Voice Over Internet Protocol (VoIP) technology, pursuant to which the Company obtained a non-exclusive license to use, further develop and incorporate into certain of its products such technology. In conjunction with this agreement during the first quarter of 2004, we prepaid approximately $0.3 million in services, license and royalty fees.

The Initial Agreement was replaced and superseded by a second license agreement during the second quarter of 2004, pursuant to which the Company obtained a perpetual worldwide right and license to use, further develop and incorporate such technology into any of its products. Additionally, the agreement provides that during the term of the agreement, the Company is the sole and exclusive licensee for particular applications of this technology. The agreement is for a period of five years. In conjunction with this agreement, the Company paid approximately $0.7 million for the exclusivity right and prepaid approximately $0.1 million of additional royalty fees. Including the fees paid in connection with the initial agreement, total fees paid under this agreement during 2004 were approximately $1.1 million. In addition, there is a continuing obligation for the Company to pay additional royalties which may total $0.8 million or less, depending upon the volume of sales of the underlying product which incorporates the technology. Royalty expense will be recognized based on the underlying related product sales. The exclusivity fee will be amortized on a straight line basis over the five year contract period effective April 1, 2004.

5. INVENTORY

At September 25, 2004 and December 31, 2003, inventory consisted of the following:

	September 25, 2004	December 31, 2003
Raw materials	$7,075,358	$7,398,419
Work in process	3,967,156	3,723,409
Finished goods	1,565,977	1,497,848

	12,608,491	12,619,676
Reserve for slow moving and obsolete inventory	(1,427,073)	(1,465,000)

	$11,181,418	$11,154,676

6. SHORT-TERM INVESTMENTS

Short-term investments at September 25, 2004 and December 31, 2003 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.

The Company classifies its investment in all debt securities as “held to maturity,” as the Company has the intent and ability to hold the securities to maturity.

The estimated fair values of the Company’s financial instruments are as follows:

	September 25, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$30,566,488	$30,566,488	$31,059,972	$31,059,972
Short-term investments	19,434,469	19,445,784	17,624,668	17,609,031

	$50,000,957	$50,012,272	$48,684,640	$48,669,003

7. SEVERANCE

On July 8, 2004 and July 21, 2004, the Company announced a cost alignment program which eliminated, in two phases, approximately 50 positions. The majority of the reductions impacted the research and development, manufacturing, and related overhead areas of the Company. The cost alignment initiative resulted in a pre-tax severance expense of $0.3 million. All costs associated with the program were incurred and paid during the quarter ended September 25, 2004. Therefore, no remaining obligations exist at the end of the period.

8. PER SHARE INFORMATION

Net (loss) income per share has been computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share” for all periods presented. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock option grants. The three months ended September 25, 2004 do not include the effect of dilutive securities due to the current net loss which would make those securities anti-dilutive to the earnings per share calculation. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options.

A reconciliation of (loss) earnings per share is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net (loss) income	$(274,189)	$573,451	$671,290	$1,833,121

Common and common equivalent shares:
Weighted average common shares outstanding	13,148,183	13,112,966	13,133,510	13,102,121
Effect of dilutive securities – stock options	—	232,777	129,506	198,129

	13,148,183	13,345,743	13,263,016	13,300,250

(Loss) earnings per share:
Basic	$(0.02)	$.04	$.05	$.14

Diluted	$(0.02)	$.04	$.05	$.14

Unexercised stock options to purchase our capital stock of 1.3 million and 0.9 million shares for the three months ended September 25, 2004 and September 27, 2003, respectively, and 1.1 million shares for the nine months ended September 25, 2004 and 0.9 million for the nine months ended September 27, 2003, are not included in the computation of diluted earnings per share because the option exercise price for these shares was greater than the average market price.

9. ACCOUNTING PRONOUNCEMENTS

On January 17, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain provisions of FIN 46 were effective for the Company after January 31, 2003 and did not have an impact on the Company’s results of operations or financial condition. FIN 46 was revised in December 2003 and is effective for the first financial reporting period ending after March 15, 2004. The Company adopted the provisions of FIN 46 effective January 1, 2004, which did not have an impact on the financial statements. The Company has no interest in any variable interest entities.

10. PRODUCT WARRANTY

The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.

As reported in the Company’s Report on Form 10-Q for the quarter ended June 26, 2004, the Company sold $1,253,000 of our new Internet-addressable monitoring probes during the second quarter of 2004. Although the Company’s customer, Alpha Technologies, Inc., had waived certification, the Company was in the process of obtaining certification by Cable Television Laboratories, Inc. (“Cablelabs”) for the embedded version of this product. We previously reported that certain modifications needed to be made to the product to achieve certification as to compliance with industry standards. During the third quarter of 2004, we completed those modifications and received the Cablelabs DOCSIS® certification for the Alpha embedded version of this product.

Activity in the warranty accrual is as follows:

	Nine Months Ended	Year Ended
	September 25, 2004	December 31, 2003
Balance at the beginning of the period	$2,150,000	$1,981,000
Accruals for warranties issued during the period	172,000	690,000
Cheetah opening accrual	—	225,000
Settlements during the period	(294,000)	(746,000)

Balance at the end of the period	$2,028,000	$2,150,000

11. CONTINGENCIES AND COMMITMENTS

The Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase up to $2.0 million of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. The Company enters into these commitments in order to secure components that can only be purchased on a non-cancelable, non-returnable basis and to assure availability of components that have long lead times.

In addition, the Company is, from time to time, party to various legal claims and disputes, either asserted or unasserted, which arise in the ordinary course of business. While the final resolution of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these claims will have a material adverse effect on the Company’s consolidated financial position, or annual results of operations, or cash flow.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Tollgrade Communications, Inc. and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. and its subsidiaries as of September 25, 2004, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 25, 2004 and September 27, 2003 and the condensed consolidated statement of cash flows for the nine-month periods ended September 25, 2004 and September 27, 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated January 21, 2004 (which included an explanatory paragraph relating to the Company’s adoption of changing its method of accounting for goodwill) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
November 1, 2004

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

The Company is a leading provider of hardware and software network assurance testing solutions for the telecommunications and cable broadband service providers. We design, engineer, market and support test systems, test access and status monitoring products which enable telephone and cable operators to efficiently troubleshoot service problems on their networks in an age of increased competition, continually evolving technology, and ongoing pressure to control or reduce costs. We provide equipment that enables telephone companies to repair their wire telephone lines when they are not functioning properly. When the telephone lines are out of service, our products help to diagnose the problem. In addition, our products can assess whether the lines are suitable for Digital Subscriber Line (DSL) service.

The Company’s cable products are focused on proactive monitoring of primarily power supplies, as well as nodes, in Hybrid Fiber Coax (HFC) systems used by cable providers to deliver video and digital broadband services. Cable networks are highly dependent on other equipment manufacturers’ power supplies, which serve as backup power for the utility power; if such power supplies fail, the cable operators run the risk of service interruptions to their customers. We provide products to cable companies that monitor the status of those power supplies.

The Company’s primary cable products are the Cheetah performance and status monitoring products, which include our proprietary transponders, HMS transponders and the newly developed Internet addressable transponders. These products gather status information and report on critical components, principally power supplies, within the Broadband HFC distribution system. In February 2003, the Company acquired the Cheetah status and performance monitoring product line to complement the Company’s legacy LIGHTHOUSE® products.

Troubleshooting problems in voice circuits consists of accessing telephone lines, measuring electrical characteristics and analyzing those measurements to determine the cause and source of the problem. Our primary telecommunications products therefore consist of the MCU® and Digital Access Unit (DAU) (access), DigiTest® and DigiTest EDGE™ (measurement) and LoopCare (analysis). The MCU allows customers to extend line-testing capabilities through the fiber optic networks to the copper portions of the local loop. The DAU provides test access for DSL transmission equipment. DigiTest, DigiTest EDGE and LoopCare electronically measure and sectionalize the characteristics of certain portions of a telephone circuit.

About its customers

The Company’s primary customers for its telecommunications products and services are the four Regional Bell Operating Companies (RBOCs), certain major independent telephone companies and several digital loop carrier (“DLC”) equipment manufacturers. Of these major customer groups, the

RBOCs are the most significant; for the third quarter ended September 25, 2004, sales to the RBOCs accounted for approximately 56.4% of the Company’s total revenue, compared to approximately 51% and 40.1%of total revenue for the first and second quarters of 2004, respectively, and 55.3% of the Company’s total revenue for the third quarter ended September 27, 2003. Sales to three of the four RBOC customers (BellSouth, SBC and Verizon) individually exceeded 10% of the Company’s total revenues (20.6%, 14.7% and 17.6%, respectively), and on a combined basis, comprised 53% of the Company’s total revenues for the third quarter of 2004. The Company continues to be highly dependent on the four RBOCs for a significant portion of its total revenue but such dependency has generally declined in recent years due to relative increases in sales of our cable hardware and software products. During the last year, the Company has also expanded sales of its LoopCare and DigiTest/DigiTest EDGE test system to non-RBOC independent local exchange carriers (“LECs”).

The Company’s cable products are sold to a customer base which ranges from small cable operators to certain of the largest cable equipment manufacturers and cable operators in the world. During the third quarter of 2004, no individual sales to the Company’s cable customers exceed 10% of the Company’s total revenue.

PRODUCTS:

TELECOMMUNICATION TEST SYSTEMS

Our proprietary telecommunications test access products enable the RBOCs to use their existing line test systems to remotely diagnose problems in “Plain Old Telephone Service” (POTS) lines containing both copper and fiber optics as well as qualify and troubleshoot problems on broadband DSL lines. The Company also sells LoopCare and DigiTest to carriers that do not have POTS and DSL test systems, as well as those seeking to replace older generation test systems. The objective is for the carrier to eliminate false dispatches while providing high quality troubleshooting of problems for its subscribers. POTS lines comprise the vast majority of lines in service today throughout the world. In addition to traditional voice service, POTS lines provide connections for popular devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.” DSL provides the ability to transmit high speed data over traditional copper lines.

DigiTest(R) and LoopCare(R)

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

The DigiTest system includes direct Ethernet connectivity to Digital Measurement Node (DMN) test heads and our next generation broadband test platform, DigiTest EDGE™. Through Ethernet connections, the LoopCare OSS can communicate directly with remotely deployed DigiTest hardware, allowing it to manage up to four DMNs and eight simultaneous test sessions through a single Internet Protocol (IP) address. DigiTest EDGE provides a global platform for broadband test applications, by combining a narrowband and wideband metallic testing platform with DSL, Asynchronous Transfer Mode (ATM), IP and Hypertext Transfer Protocol (HTTP) performance tests. This combination of test capabilities, when managed by our LoopCare OSS, enables service providers to accurately isolate a DSL problem between the customer’s premises, the local exchange carrier’s local loop and Digital Subscriber Line Access Multiplexer (DSLAM) serving network, and the Internet service provider’s data network.

LoopCare, which we acquired from Lucent in 2001, has remained the major OSS utilized by the RBOCs for over twenty-five years to test the integrity and quality of their POTS network infrastructure. The LoopCare OSS, which we offer both as part of the DigiTest system and as a stand-alone software product, currently manages more than 75% of the copper pairs in the United States, and is the qualification, installation and maintenance process for more than 150 million POTS, ISDN and DSL subscribers worldwide.

In addition to the LoopCare OSS software sold as part of the DigiTest system, we also sell new LoopCare features to existing customers and the LoopCare OSS as a stand-alone product to LECs for use with test heads other than our DigiTest hardware. LoopCare feature products include the Common Object Request Broker Architecture (CORBA)-based Application Programming Interface, Benchmark Data Base, DSL Testing, the Advanced Testhead Feature Package, Batch Testing, Fax Unalert, Loop Length Reporting, Enabling Flow Through by Re-Classification of VER 55-58 Codes, LoopCare TCP/IP Communications Network, and Testing Voice Services in a Broadband Passive Optical Network (bPON).

MCU

Our MCU products plug into DLC systems, the large network transmission systems used by telephone companies to link the copper and fiber-optic portions of the local loop. MCU products allow our customers to extend their line testing capabilities to all of their POTS lines, including copper and fiber-optic lines linked by DLCs. DLC systems, which are located at telephone companies’ central offices and at remote sites within local user areas, effectively multiplex the services of a single fiber-optic line into multiple copper lines. In many instances, several DLC systems are located at a single remote site to create multiple local loops that serve several thousand different end-user homes and businesses. Generally, for every DLC remote site, customers will deploy at least two MCU line-testing products.

CABLE TESTING PRODUCTS

The Company’s cable performance and status monitoring products provide a broad network assurance solution for the Broadband HFC distribution system found in the cable television industry. Our Cheetah products gather status information and report on critical components within the cable network. On February 13, 2003, we acquired the Cheetah product line from Acterna, LLC, for $14.3 million in cash plus transaction costs of $0.6 million. As a result of this acquisition, our cable offerings now consist of our CheetahLight™ (formerly LIGHTHOUSE®) and CheetahNet™ (formerly NetMentor™) software systems and maintenance, head-end controllers, return path switch hardware, transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes.

Cable television service providers continue to evolve their offerings from traditional one-way video delivery to bi-directional services, including the communications “triple play” of voice, video and data service. The Company will seek to evaluate, develop and market network assurance products that address quality problems related to these advanced services. During the third quarter of 2004, we obtained certification from Cablelabs for the Company’s DOCSIS certified Alpha embedded transponders. The product provides internet protocol (IP) band monitoring. By using our DOCSIS certified Alpha embedded transponders and next generation software, the Company intends to leverage its experience in delivering network assurance technologies to telecom providers by developing more advanced performance management solutions for once-traditional cable suppliers. The Company is actively engaged in research and development of Voice Over Internet Protocol (VoIP) solutions, as well as data network integrity technologies.

As part of this strategy, we have entered into certain third party license agreements to augment our next generation technology. During the first and second quarters of 2004, the Company entered into License Agreements with a third party software vendor to further enhance our VoIP technology.

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

RECENT DEVELOPMENTS

During the third quarter of 2004, the Company’s management decided to implement a cost reduction program for a variety of reasons, including:

•	A slowing MCU sales environment due primarily to the maturing of its product life cycle, a decrease in the deployment of DLC systems as a result of loss of lines to competitors, as well as a shift to new fiber-based network architectures.

•	A delay in the deployment of DigiTest and DigiTest EDGE to large LEC customers as a result of such customers’ protracted field trial activity, lengthy business case analysis, contract negotiations and reduced capital expenditure budgets.

•	A delay in customers’ approval of key LoopCare features as a result of protracted field trial and business case analysis.

•	A change in the Company’s product mix to those with lower profit margins.

The cost alignment program focused primarily on the elimination of approximately fifty positions. It also focused on tighter expense control through travel, trade show and car lease restrictions, as well as the elimination of any incentive compensation accruals.

BACKLOG

Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of September 25, 2004, the Company had backlog of approximately $8.1 million compared to $15.3 million as of December 31, 2003 and $8.8 million as of September 27, 2003. The decrease in the backlog from December 31, 2003 is attributed to a lower maintenance backlog, heavy MCU shipments in the first half of 2004, as well as a negotiated cancellation of certain MCU orders totaling $0.7 million associated with a second quarter incentive purchase.

We have entered into LoopCare software maintenance agreements with all four RBOCs. Three of these agreements have terms which expire on December 31, 2004 (one can be extended for another year) while the fourth RBOC maintenance agreement will expire December 31, 2005. The backlog at September 25, 2004 included approximately $4.9 million related to software maintenance contracts, which will be earned and recognized as income on a straight-line basis during the remaining terms of the underlying agreements. The backlog specifically related to software maintenance products as of December 31, 2003 and September 27, 2003 were $6.1 million and $6.5 million, respectively. We have adopted a policy to include a maximum of twelve months revenue from multi-year agreements in reported backlog. Software maintenance revenue is deemed to be earned and recognized as income on a straight-line basis over the terms of the underlying agreements.

Management expects that approximately 68% of the current backlog will be recognized as revenue in the fourth quarter of 2004. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.

REPORTING SEGMENT

We have determined that our business has one reporting segment, the test assurance industry. All product sales are considered components of the business of testing infrastructure and networks for the telecommunications and cable television industries. Although we internally develop historical sales information associated with the various product categories, this information is not considered to be sufficient for segment reporting purposes. Our products and services have similar economic characteristics and the same or similar production processes, and are sold through similar distribution channels and means to similar types and classes of customers already in, or entering into, the telecommunications and cable businesses.

INTERNATIONAL SALES

International sales represented approximately 8.4%, or $1.1 million, of the Company’s total revenue for the quarter ended September 25, 2004, compared to 2.6%, or $0.4 million, in the September 27, 2003 quarter. International sales represented approximately 7.7% of the Company’s total revenue for the nine months ended September 25, 2004, compared to 7.2% for the nine month period ended September 27, 2003. Although our international sales have increased year over year, and our marketing activity in international markets has expanded, our overall success in marketing and selling our telecommunications products in international markets remains limited, due in part to incompatibility of certain of our telecommunications products in networks employed abroad. We continue to evaluate opportunities in the international market that will enhance our international presence and growth. As part of the effort to expand our international sales, we periodically receive and respond to requests for proposals from certain international telephone and cable service providers. During the first quarter of 2004, we were notified that we were selected as a vendor for an international project. However, the commercial terms and conditions, which will be significant to the Company, have not been agreed upon, nor has the final scope of work or schedule for completion been finalized. As a result, the opportunity presented is still being negotiated and has risk of not being consummated.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company’s financial statements have been prepared. A comprehensive review of these policies is contained in the Company’s 2003 Annual Report on Form 10-K filed on March 15, 2004. Management believes the Company’s critical accounting policies are those related to Staff Accounting Bulletin (SAB 104), “Revenue Recognition”; AICPA’s Statement of Position (SOP) 97-2 “ Software Revenue Recognition,” and Emerging Issues Task Force (EITF) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”; Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”; SFAS No. 142, “Goodwill and Other Intangible Assets”; SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; and SFAS No. 109, “Accounting for Income Taxes.” Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results and they require management to make judgments and estimates based on matters that are inherently uncertain. There were no significant changes in these policies or the application thereof during 2004.

RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH PART I, ITEM 1 OF THIS REPORT

THIRD QUARTER OF 2004 COMPARED TO THIRD QUARTER OF 2003

Revenues

The Company’s revenues for the third quarter of 2004 were $13.6 million, a decrease of $2.0 million or 12.7%, compared to revenues of $15.6 million reported for the third quarter of 2003.

Sales of MCUs, which are sold primarily to the RBOCs, during the third quarter of 2004 were $4.7 million, a decrease of $1.9 million compared to the third quarter of 2003. As a result, MCU sales were 34.2% of total third quarter 2004 revenues compared to 42.0% for the third quarter of 2003. The decrease between periods is primarily attributed to a decrease in the amount of DLC systems being deployed among the RBOCs, restricted POTS capital spending by the RBOCs, purchases by SBC in 2003 of a significant amount of its 2004 MCU requirements and reduced OEM sales to Advanced Fiber Communications (AFC). There has also been a delay in testability initiatives due to tight professional service budgets, which affects MCU retrofit sales.

We expect MCU sales for the foreseeable future to continue to account for a meaningful portion of the Company’s revenue. However, as a result of the continuing maturation of this product line, the RBOCs’ trend of limiting capital spending in their traditional POTS networks and the evolution of the transmission network towards end to end fiber, the Company believes this product line is meaningful but mature and on an overall basis we expect it to decline over time. The significant purchases made in the fourth quarter of 2003 and first quarter of 2004 coupled with the mature nature of the MCU products have resulted in lower year over year comparative sales in the third quarter of 2004 and it is expected that this trend will continue in the fourth quarter of 2004.

Sales of the Company’s DigiTest system products, which include LoopCare software, were $2.9 million in the third quarter of 2004, an increase of $0.4 million or 18.2%, compared to the third quarter of 2003. DigiTest revenue was favorably affected by purchases made by LEC customers as well as continuing RBOC LTS modernization initiatives. DigiTest system sales accounted for 21.1% and 15.6% of total revenues for the third quarter of 2004 and 2003, respectively. We currently have active DigiTest and LoopCare product trials underway in a number of our large customers. These trials are at various stages and it is difficult to predict with any certainty the ultimate outcome of these trials as well as product acceptances.

Sales of LoopCare software products separate and unrelated to DigiTest system products were $0.3 million in the third quarter of 2004; no sales were recorded in the third quarter of 2003. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. When making a purchase decision for LoopCare software, our customers generally must complete a full technical evaluation of the software and a develop a favorable business case within their organization. As a result, revenue from this product line can fluctuate significantly on a quarter by quarter basis. LoopCare software product sales comprised 2.4% of total revenues during the third quarter of 2004. Like our

DigiTest products, we currently have active LoopCare stand-alone software feature product trials underway in a number of large customers. These trials are at various stages and it is difficult to predict with any certainty the ultimate outcome of these trials as well as product acceptances.

Overall sales of cable hardware and software products decreased $1.1 million or 31.1%, to $2.4 million in the third quarter of 2004 compared to the third quarter of 2003. During the third quarter, we received Cablelabs DOCSIS certification for our Alpha embedded transponders certifying that these products comply with industry standards. The Company chose not to begin manufacturing until final engineering enhancements needed to obtain certification were completed. In addition, forced evacuations from our Florida facilities due to hurricanes modestly exacerbated the difficulty in producing and delivering product to our customers in the third quarter. Included in our backlog at the end of the third quarter of 2004 are orders of approximately $1.7 million of the external version of our Internet addressable probes. We expect the majority of this order to be recognized as revenue in the fourth quarter of 2004. Cable hardware and software product sales amounted to 17.9% and 22.7% of total third quarter 2004 and 2003 revenue, respectively.

Services revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, increased $0.3 million to $3.4 million in the third quarter of 2004. Service revenues amounted to 24.5% and 19.8% of total third quarter 2004 and 2003 revenue, respectively.

Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders from, shipments to, and acceptance of software by RBOC customers, and are not necessarily indicative of long-term trends in sales of the Company’s products.

As referenced above in the section entitled “Recent Developments”, during the third quarter of 2004, we implemented a cost alignment program which focused primarily on the elimination of approximately fifty positions. The majority of the reductions were in the research and development and manufacturing overhead areas of the Company. As a result of the cost alignment program we have recorded, in the third quarter, a restructuring charge of approximately $0.3 million. The restructuring program resulted in a gross pre-tax cost reduction of $0.8 million in the third quarter of 2004 and is expected to result in $1.0 million in pre-tax cost reductions in the fourth quarter of 2004. All actions, including cash payments, related to this cost alignment were completed during the third quarter of 2004.

Gross Profit

Gross profit for the third quarter of 2004 decreased $1.0 million or 11.2% to $7.6 million. The decrease in gross profit is attributed primarily to reduced sales of MCU’s and cable hardware and software products. As a percentage of sales, gross profit for the quarter was 55.9% versus 55.0% for the year ago period. Gross margin, as a percentage of sales, increased in the third quarter compared to the previous year’s third quarter due to the sales mix which included a larger portion of higher margin DigiTest and LoopCare software sales, and less lower margin cable hardware and software sales.

Selling and Marketing Expense

Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, decreased $0.1 million to $2.2 million for the third quarter of 2004 from $2.3 million in 2003. The decrease is related to travel costs and consulting costs offset by slight increases in salaries and wages and commissions. As a percentage of revenues, selling and marketing expenses increased from 14.9% in the third quarter of 2003 to 16.1% in the third quarter of 2004. We expect the cost alignment programs undertaken during the third quarter of 2004 will have a modest impact on future selling and marketing expenses.

General and Administrative Expense

General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, for the third quarter of 2004 was $1.8 million, an increase of $0.2 million, or 11.1%, from the $1.7 million recorded in the third quarter of 2003. The increase is primarily attributed to the increased salary costs of $0.1 million and increased professional services of $0.3 million offset, in part by, a decrease of $0.3 million in bad debt allowances due to favorable results from collection efforts and current lower sales levels. As a percentage of revenues, general and administrative expenses increased from 10.7% in the third quarter of 2003 to 13.6% in the third quarter of 2004.

Research and Development Expense

Research and development expense, which consists primarily of payroll related costs, depreciation expense and rent expense increased slightly to $3.9 million in the third quarter of 2004 from $3.8 million in the third quarter of 2003. As a percentage of revenues, research and development expense increased to 28.2% in the third quarter of 2004 from 24.0% in the prior year quarter. The effect of our cost alignment initiatives completed during the third quarter of 2004 were largely offset by increases in consulting fees, costs associated with our next generation cable products and costs related to the certification of our embedded DOCSIS transponders.

Interest and Other Income

Interest and other income, comprised primarily of interest income in both quarterly periods, remained flat at $0.1 million in the third quarter of 2004 and in the third quarter of 2003.

Provision (Benefit) for Income Taxes

Income taxes for the third quarter of 2004 included a benefit of $(0.2) million due to the current quarter pretax loss. The provision for income taxes in the third quarter of 2003 was a charge of $0.4 million. The effective income tax rate for the third quarter of 2004 was a benefit of 36.7% compared to a charge of 38% in the third quarter of 2003. The change in the effective rate is attributed to the increase in the permanent difference in proportion to the Company’s net loss before tax. While we have made our best estimate of our effective rate for 2004, based on the Company’s operating results and permanent differences, it is reasonably possible our effective income tax rate could vary during the remainder of 2004.

Net (Loss) Income and (Loss) Earnings Per Share

As a result of the above factors, the net loss for the third quarter of 2004 was $(0.3) million compared to net income in the third quarter of 2003 of $0.6 million. For the third quarter of 2004, our basic and diluted loss per common share was $(0.02) compared to net income of $0.04 per common share recorded in prior year quarter. Basic and diluted weighted average common and common equivalent shares outstanding were 13,148,183 in the third quarter of 2004 compared to 13,112,966 and 13,345,743, respectively, in the third quarter of 2003.

NINE MONTHS ENDED SEPTEMBER 25, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27, 2003

Revenues

The Company’s revenues for the nine months ended September 25, 2004 were $46.7 million, a decrease of $0.6 million, or 1.2%, compared to revenues of $47.3 million reported for the nine months ended September 27, 2003. Revenue for the period ended September 27, 2003 included the Cheetah product line from the February 13, 2003 acquisition date through September 27, 2003. The revenue for the period ended September 25, 2004 includes the operations of Cheetah for the entire period.

MCU revenues for the nine months ended September 25, 2004 were $15.8 million, a decrease of $1.6 million or 9.2% over the first nine months of 2003. The decrease in the first nine months of 2004 compared to 2003 was due primarily a decrease in the amount of DLC systems being deployed among the RBOCs, restricted POTS capital spending by the RBOCs, SBC purchasing in 2003 a significant amount of 2004 MCU requirements for their DSL footprint expansion program, as well as reduced OEM sales, in 2004, to Advanced Fiber Communications (AFC). Testability programs that drive MCU retrofit sales have also been delayed due to tight services budgets. MCU revenues were also negatively affected by reduced spending by our RBOC customers in the second and third quarter of 2004. We expect these factors to have a negative impact on the Company’s the full year financial results for 2004.

Sales of MCUs accounted for 33.9% of total revenue for the first nine months of 2004 compared to 36.8% for the same period in the prior year and we expect MCU sales for the foreseeable future to continue to account for a meaningful portion of the Company’s revenue. However, as a result of the continuing maturation of this product line, the RBOCs’ trend of limiting capital spending in their traditional POTS networks and the evolution of the transmission network towards end to end fiber, we believe this product line is meaningful but mature and on an overall basis, as a percentage of our total revenue, we expect it to continue to decline over time.

Sales of the Company’s DigiTest system products, which include LoopCare software, were $5.2 million in the first nine months of 2004. While these sales were not as robust as the prior year, the Company sold new systems to Matanuska Telephone Association and TDS Telecom. The Company also had test head sales attributed to customer purchases as a result of growth within their previously-purchased systems. We are also engaged in field trials among certain RBOC, LEC and international customers. The decrease in DigiTest revenue is primarily attributed to extended evaluation of these products, as well as limited capital expenditures among key customers. In the second quarter of 2004, the Company entered into a negotiated settlement of a dispute with a distributor which resulted in the return of equipment that the distributor purchased in the prior year. This settlement was in the amount of $0.4 million and resulted in net DigiTest sales of $4.8 million. Sale of DigiTest system products for the first nine months of 2003 were $5.6 million and there was not a similar return offsetting revenue in the prior year. Including the impact of the negotiated settlement, DigiTest system sales accounted for 10.3% and 11.8% of total revenues for the first nine months of 2004 and 2003, respectively.

Sales of LoopCare software products separate and unrelated to DigiTest system products declined modestly from $2.7 million for the nine months ended September 27, 2003 to $2.6 million for the nine months ended September 25, 2004. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. The Company believes that the modest decline in LoopCare software sales is not necessarily reflective of a trend, but is attributable to the uneven nature of the software sales process. LoopCare software product sales comprised 5.6% and 5.7% of total revenues during the first nine months revenue of 2004 and 2003, respectively.

Overall sales of cable hardware and software products increased $1.5 million or 11.9%, to $13.7 million for the first nine months of 2004 compared to the same period in the prior fiscal year. The increase is attributable to Cheetah results included for the entire first nine months of the current year and sales of both our HMS and Internet-addressable monitoring probes. The orders for the new Internet-addressable monitoring probes are reflective of a significant commitment by cable companies to leverage their hybrid fiber coaxial infrastructure to deliver voice, data and video services. While the Company received an order for the external version of the Internet-addressable transponders, it did not begin manufacturing the product until relatively late in the third quarter of 2004. Cable hardware and software sales amounted to 29.4% and 26.0% of the first nine months revenue of 2004 and 2003, respectively.

Services revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, increased for the first nine months of 2004 by $0.4 million or 3.9% to $9.7 million over the same period in the prior year. Service revenues amounted to 20.7% and 19.7% for the first nine months in 2004 and 2003 revenue, respectively.

Gross Profit

Gross profit for the nine months ended September 25, 2004 was $25.6 million remaining flat compared to the first nine months of 2003. As a percentage of sales, gross profit for the first nine months of 2004 was 54.8% versus 54.1% for the year ago period. Gross margin increased compared to the prior year period due to lower warranty costs of $0.5 million, lower consulting costs of $0.2 million and reduced amortization expense of $0.4 million, offset by lower LoopCare software and MCU sales, higher discounting and lower absorption of manufacturing overhead costs due to lower production volumes. The decrease in amortization expense is related to the purchased Cheetah sales backlog which had higher amortization in 2003 compared to 2004. Although we experienced positive growth in cable hardware and software, these products have a lower margin than the MCU, LoopCare and DigiTest system products and we would expect the increase in sales of these products as a percentage of overall sales to negatively affect our gross margin in future periods.

Selling and Marketing Expense

For the nine months ended September 25, 2004, selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, increased by $0.3 million or 5.1% to $7.1 million. The increase is attributed to salaries and wages which increased by approximately $0.3 million, commissions which increased by $0.3 million and additional travel costs which increased by approximately $0.1 million. These increases were offset by lower incentive compensation expense of $0.1 million and decrease in consulting fees of $0.3 million. As a percentage of revenues, selling and marketing expenses were 15.1% in the first nine months of 2004 compared to 14.2% in the first nine months of 2003.

General and Administrative Expense

General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, increased by $0.2 million or 4.1% to $5.4 million for the first nine months of 2004 compared to $5.2 million for the first nine months of 2003. The increase is attributed to additional costs related to CheetahNet and CheetahLight product lines, increased salary costs of $0.3 million and professional services of $0.4 million offset by a decrease in bad debt expense of $0.6 million and lower incentive compensation expense of $0.1 million. The decrease in bad debt expense is associated with a $0.4 million charge taken in the prior year for one customer who filed for bankruptcy. As a percentage of revenues, general and administrative expenses increased from 11.1% for the first nine months of 2003 to 11.7% for the first nine months of 2004.

Research and Development Expense

Research and development expense, which consists primarily of payroll related costs, depreciation expense and rent expense in the nine months ended September 25, 2004 was $12.2 million, an increase of $1.2 million, or 10.7%, from the $11.0 million recorded in the first nine months of 2003. The increase is attributed to salary and benefit costs of $0.4 million consulting expenses which increased $0.3 million and increased depreciation of $0.2 million. Certain of these increases reflect additional costs year over year due to the Cheetah acquisition. These increases were mitigated by a reduction of $0.2 million in incentive compensation. As a percentage of revenues, research and development expense increased to 26.0% in the first nine months of 2004 from 23.2% during the same period in the prior year.

Interest and Other Income

Interest and other income, comprised primarily of interest income in both periods, remained flat at $0.3 million for the nine months ended September 25, 2004 and the nine months ended September 27, 2003.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 25, 2004 was $0.2 million compared to the nine months ended September 27, 2003 of $1.1 million. The effective income tax rate for the first nine months of 2004 was 27.0% compared to 38.0% in the same period in the prior year. The change in the effective rate is attributed to permanent book basis versus tax basis differences as a result of the second and third quarter 2004 pre-tax loss. While we have made our best estimate of our effective rate for 2004, based on the Company’s operating results and permanent differences, it is reasonably possible our effective income tax rate could vary during the remainder of 2004.

Net Income and Earnings Per Share

As a result of the above factors, net income for the first nine months of 2004 was $0.7 million compared to $1.8 million in the first nine months of 2003. For the first nine months of 2004, our basic and diluted earnings per common share was $0.05. For the first nine months of 2003 the basic and diluted earnings per share was $0.14. Basic and diluted weighted average common and common equivalent shares outstanding were 13,133,510 and 13,263,016 respectively, for the nine months ended September 25, 2004 compared to 13,102,121 and 13,300,250, respectively, in the nine months ended September 27, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 25, 2004, was $3.8 million compared to $9.5 million for the same period in the prior year. The decrease is attributed to lower net income and changes in working capital. The Company had working capital of $68.3 million at September 25, 2004, an increase of $2.4 million, or 3.6%, from $65.9 million of working capital as of December 31, 2003. The increase in working capital is primarily the result of operating cash flow in excess of purchases of property and equipment and investments in other assets. Significant changes in the composite elements of working capital during the nine months ended September 25, 2004 include a $1.3 million increase in cash and short-term investments and a $0.6 million increase in deferred tax assets. Cash used in investing activities declined from $11.6 million for the nine months ended September 27, 2003 to $4.6 million for the nine months ended September 25, 2004. The change is attributed to cash paid for the Cheetah acquisition in 2003 offset by increased purchases of short-term investments during 2004.These increases in working capital were partially offset by a $0.4 million increase in deferred income. As of September 25, 2004, the Company had $50.0 million of cash, cash equivalents and short-term investments that are unrestricted and available for corporate purposes, including acquisitions and other general working capital requirements.

The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”) with a bank. Under the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions. The Facility contains certain standard covenants with which we must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis. A maximum leverage ratio restricts our total borrowings to approximately $15.0 million during the third quarter of 2004. Commitment fees are payable quarterly at an annual rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with our acquisition of the Cheetah product line to adjust the determination of base net worth. As of September 25, 2004 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future. The Company expects to incur capital expenditures totaling approximately $3.0 million in 2004 including projects for test fixtures related to the manufacturing process and purchases of computer and office equipment.

The Company has in place a stock repurchase program, which is more fully described in Part II, Item 2(e) of this Report. At management’s discretion, the Company may repurchase shares under this program, however, the number of shares and the timing of such purchases has not presently been determined. Any such purchases would be made using existing cash and short-term investments. No shares were repurchased under this program in the nine months ended September 25, 2004.

The impact of inflation on both the Company’s financial position and the results of operations has been minimal and is not expected to adversely affect our 2004 results. Our financial position enables us to meet our cash requirements for operations and capital expansion programs.

RELATED PARTY TRANSACTION

Gregory Quiggle was hired by the Company as Executive Vice President of Marketing on August 13, 2001. In connection with the recruitment of Mr. Quiggle, the Company made a loan to Mr. Quiggle in the amount of $210,000 pursuant to a Promissory Note (the “Note”) with interest accruing at 5% per annum. The remaining outstanding balance of $0.2 million is due and payable on or before the earlier of (i) May 2, 2008, (ii) the date of termination of Mr. Quiggle’s employment with the Company, or (iii) the date that Mr. Quiggle sells or otherwise transfers ownership of all or a portion of 40,200 shares of common stock of Acterna LLC, which shares are being held by the Company as collateral for payment of the Note. Presently, the shares of stock being held as collateral have no value. The Note has not been modified since its issuance.

COMMITMENTS

The Company leases office space and equipment under agreements that are accounted for as operating leases. The office leases for the Cheswick facility, the Bridgewater facility and the Sarasota facility expire on December 31, 2005, January 1, 2005 and April 26, 2008, respectively. The Company is also involved in various month-to-month leases for research and development equipment and office equipment at all three locations. As discussed in Note 4, Tollgrade entered into a third party license agreement in which the Company has an obligation to pay royalties which may total $0.8 million, depending upon the volume of sales of the underlying product which incorporates the technology. Additionally, the Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase up to $2.0 million of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. Minimum annual future commitments are as follows:

	Leases	Purchase Obligations	Total
2004 (Remaining three-months)	403,000	1,040,000	1,443,000
2005	1,618,000	894,000	2,512,000
2006	897,000	54,000	951,000
2007	478,000		478,000
2008	117,000		117,000

KEY RATIOS

The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, were 57 days as of September 25, 2004 and December 31, 2003. The Company’s inventory turnover ratio was 2.4 and 2.3 turns at September 25, 2004 and December 31, 2003, respectively.

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

          We depend upon a few major customers for a majority of our revenues. We expect to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers, or the cancellation, delay or reduction in purchases of our products at historical levels, would significantly reduce our revenues and net income. Furthermore, decreases in the capital budgets of these customers could lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital budgets of our RBOC customers, as well as many of our other customers, are dictated by a number of factors, most of which are beyond our control, including:

-	the conditions of the telecommunications market and the economy in general;

-	subscriber line loss and related reduced demand for telecommunications services;

-	changes or shifts in the technology utilized in the networks;

-	labor disputes between our customers and their collective bargaining units;

-	the failure to meet established purchase forecasts and growth projections;

-	competition among the RBOCs, competitive exchange carriers and wireless telecommunications and cable providers; and

-	reorganizations, including management changes, at one or more of our customers or potential customers.

          If the financial strength of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.

Our operating results may vary from quarter to quarter, causing our stock price to fluctuate.

          Our operating results have in the past been subject to quarter to quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding in customers’ capital budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other reasons can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessary indicative of our revenues in any future period. In addition, the number and timing of large individual sales has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.

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

          Many of the Company’s products must comply with significant governmental and industry-based regulations, certifications, standards and protocols, some of which evolve as new technologies are deployed. Compliance with such regulations, certifications, standards and protocols may prove costly and time-consuming for the Company, and the Company cannot provide assurance that its products will continue to meet these standards in the future. In addition, regulatory compliance may present barriers to entry in particular markets or reduce the profitability of the Company’s product offerings. Such regulations, certifications, standards and protocols may also adversely affect the industries in which we compete, limit the number of potential customers for the Company’s products and services or otherwise have a material adverse effect on its business, financial condition and results of operations. Failure to comply, or delays in compliance, with such regulations, standards and protocols or delays in receipt of such certifications could delay the introduction of new products or cause the Company’s existing products to become obsolete.

We depend on sales of our MCU products for a significant portion of our revenues, but this product is maturing and may result in declining sales.

          A large portion of our sales have historically been attributable to our MCU products. We expect that our MCU products may continue to account for a significant percentage of our revenues for the foreseeable future. However, these sales are declining. MCU sales largely depend upon the rate of deployment of new, and the retrofitting of existing, Digital Loop Carrier (DLC) systems in the United States. Installation and replacement of DLC systems are, in turn, driven by a number of factors, including the availability of capital resources and the demand for new or better Plain Old Telephone Service (POTS). The current plans of our customers, if executed, to implement next generation network improvements such as Fiber-to-the-Premise (FTTP), which does not require the use of our MCU products as the present hybrid POTS network, could materially impact our MCU sales. If our major customers fail to continue to build out their DSL networks and other projects requiring DLC deployments, or if we otherwise satisfy the domestic telecommunications market’s demand for MCUs, our future results would be materially and adversely affected.

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

          We acquired the LoopCare software and Cheetah product lines in 2001 and 2003, respectively. As a result we have limited operating history in developing, marketing and selling network assurance and testing software solutions and cable status marketing products, which makes the prediction of future operating results for these portions of our business very difficult. A substantial portion of our research and development expenses currently relates to these products. We have adjusted our business model to focus heavily on our cable performance and status monitoring products. We are actively engaged in research to improve and expand our cable products, including research and development of VoIP solutions. Our cable hardware and software products have lower margins than our MCU, LoopCare and DigiTest system products. If sales of our cable testing products do not increase or are not accepted in the marketplace, or if our research and development activities do not produce marketable products that are both competitive and accepted by our customers, our overall revenues and profitability will be adversely affected.

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

We have completed, and may pursue additional acquisitions, which will complicate our management tasks and could result in substantial expenditures, and the failure of acquired assets to meet expectations could result in impairment of intangible assets.

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

          We have limited experience selling our products internationally, and our future sales in international markets are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability including terrorism and other acts of war or hostility, unexpected changes in the regulatory environment, trade protection measures, tax laws, our ability to market current or develop new products suitable for international markets, difficulties with deployments and acceptances of products, obtaining and maintaining successful distribution and resale channels and foreign currency exchange rates. Reductions in the demand for or the sales of our products in international markets could adversely affect future results.

If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.

Although we evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and are in the process of reviewing and establishing internal control over financial reporting in order to comply with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002, we may not be able to prevent all instances of accounting errors or fraud in the future. Our controls and procedures do not provide absolute assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of legal requirements, our resources and nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions. Our business could be seriously harmed by any material failure of these control systems.

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

          We have recently undertaken a reduction in work force in response to our evolving business model These actions could have long term adverse effects on our business. There are several risks inherent in our efforts to bring our cost base in line with the current environment by reducing our workforce. These include the risk that we will not be successful in achieving our planned cost reductions, and that even if we are successful in doing so, we will still not be able to reduce expenditures quickly enough to see a positive profitability effect and may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

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

          Because our cable products generate lower margins for us than our proprietary MCU and software offerings, an increase in the percentage of our sales of cable-related products relative to our traditional products will result in lower profitability. Furthermore, as consolidations within the cable industry and the adoption of the DOCSIS standards have caused and could continue to cause pricing pressure as competitors lower product pricing, our revenues have been and may continue to be adversely affected. Although we have developed DOCSIS compliant hardware and our relationship with Alpha is one that we believe will prominently position us to succeed in the marketing of DOCSIS products, these DOCSIS products will likely generate lower margins than have historically been generated by our proprietary technology. As a result, as our business shifts from our higher margin proprietary products to lower margin cable offerings and standardized products for which we have competition, we will need to sell greater volumes of our products to maintain our profitability.

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

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)	On January 21, 2004, our Board of Directors authorized the continuation through December 31, 2004 of a share repurchase program which expired on December 31, 2003. Under this extension, we may repurchase a total of one million shares of our common stock before December 31, 2004. Since the initial repurchase program was instituted in April 1997, and as of September 25, 2004, the Company has repurchased 461,800 shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. At our discretion we will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments. No shares were repurchased under this program in the nine months ended September 25, 2004.

Item 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)	Exhibits:

The following exhibits are being filed with this report:

Exhibit
Number	Description
10.55	Change in Control Agreement, dated as of August 19, 2004 between the Company and Jennifer M. Reinke, filed herewith

10.56	Extension Agreement dated July 21, 2004 to Supply Agreement dated July 25, 2002, between the Company and the Electrical Manufacturing Services Division of Dictaphone Corporation (the “Supply Agreement”), filed herewith

10.57	Second Extension Agreement dated August 16, 2004 to the Supply Agreement, filed herewith

10.58	Third Extension Agreement dated September 23, 2004 to the Supply Agreement, filed herewith

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith

(b)	Reports on Form 8-K:

1.	A Report Form 8-K was filed on July 9, 2004 relating to a press release dated July 8, 2004 announcing preliminary results for the quarter ended June 26, 2004.

2.	A Report on Form 8-K was filed on July 21, 2004 under Items 7 and 12, which contained our results of operations for the second quarter ended June 26, 2004.

3.	A Report on Form 8-K was filed on August 5, 2004 under Item 9 of Regulation FD, which contained as an exhibit an investor presentation.

™EDGE is a trademark of Tollgrade Communications, Inc.
™LoopCare is a trademark of Tollgrade Communications, Inc.
™Cheetah is a trademark of Tollgrade Communications, Inc.
®DigiTest is a registered trademark of Tollgrade Communications, Inc.
®MCU is a registered trademark of Tollgrade Communications, Inc.
®DOCSIS is a registered trademark of Cable Television Laboratories, Inc.
All other trademarks are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tollgrade Communications, Inc. (Registrant)
Dated: November 4, 2004	/s/ Christian L. Allison
Christian L. Allison
Chairman and Chief Executive Officer

Dated: November 4, 2004	/s/ Samuel C. Knoch
Samuel C. Knoch
Chief Financial Officer and Treasurer

Dated: November 4, 2004	/s/ Sean M. Reilly
Sean M. Reilly
Controller

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.55	Change in Control Agreement, dated as of August 19, 2004 between the Company and Jennifer M. Reinke, filed herewith

10.56	Extension Agreement dated July 21, 2004 to Supply Agreement dated July 25, 2002, between the Company and the Electrical Manufacturing Services Division of Dictaphone Corporation (the “Supply Agreement”), filed herewith

10.57	Second Extension Agreement dated August 16, 2004 to the Supply Agreement, filed herewith

10.58	Third Extension Agreement dated September 23, 2004 to the Supply Agreement, filed herewith

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith