Form 10-K
period 2004-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2005-03-03
CIK 1002531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
Commission file number 000-27312

TOLLGRADE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1537134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

493 Nixon Road, Cheswick, Pennsylvania	15024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 412-820-1400

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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☑ No ☐

The registrant estimates that as of the close of trading on June 24, 2004, the last business day of the Registrants most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates (excluding, for purposes of this calculation only 1,122,300 shares of Common Stock held by affiliates of the registrant as a group) of the registrant was $133,184,050.

As of January 31, 2005, the registrant had outstanding 13,161,140 shares of its Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into which
Document	Document is incorporated
Portions of the Proxy Statement to be distributed in connection with the 2005 Annual Meeting of Shareholders	III

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, including, but not limited to those contained in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates,” “plans,” or “anticipates” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, projected cash flows which are used in the valuation of intangible assets, the anticipated results of negotiations for purchase orders and other customer purchase agreements, our ability to utilize current deferred and refundable tax assets, service opportunities offered to customers, the potential loss of certain customers, the timing of orders from customers, the effect of consolidations in the markets to which Tollgrade Communications, Inc. (the “Company,” “us” or “we”) sells, the effects of the economic slowdown in the telecommunications and cable industries, the possibility of future provisions for slow moving inventory, and the effect on earnings and cash flows of changes in interest rates. We do not undertake any obligation to publicly update any forward-looking statements.

     These forward-looking statements, and any forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-K, are based on assumptions that involve risks and uncertainties and are subject to change based on the considerations described below. We discuss many of these risks and uncertainties in greater detail in Part I, Item I of this Annual Report on Form 10-K under the heading “Risk Factors That Might Affect Future Operating Results and Financial Condition.” These and other risks and uncertainties may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

     The following discussion should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and related notes contained in this Annual Report on Form 10-K.

Item 1. Business.

Tollgrade Communications, Inc. is a leading provider of hardware and software network assurance testing solutions for the telecommunications and cable broadband industries. We design, engineer, market and support test systems, test access, performance management and status monitoring products which enable telephone and cable operators to efficiently manage their networks in an age of increased competition, continually evolving technology and ongoing pressure to control or reduce costs. We provide equipment that enables telephone companies to evaluate problems so they can ultimately repair their wire telephone lines when they are not functioning properly. When the telephone lines are out of service, our products help to diagnose the problem. In addition, our products can assess whether the lines are suitable for Digital Subscriber Line (DSL) service for the delivery of Internet and other broadband services. For broadband cable networks, the outside plant segment of the network is highly dependent upon standby power for network reliability; if commercial power fails, such standby power supplies must sustain the network or services such as video, data and voice become inoperable. We provide products to cable companies that monitor and test the status of physical network elements (power supplies, fiber nodes) as well as to measure the performance of services (voice, video and data) within the outside plant.

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

Products

Telecommunication Test Systems

     Our proprietary telecommunications test and measurement products enable telephone companies to use their existing line test systems to remotely diagnose problems in “Plain Old Telephone Service” (POTS) lines containing both copper and fiber optics as well as qualify and troubleshoot broadband DSL lines. POTS lines provide traditional voice service as well as connections for popular communication devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.” POTS lines still comprise the vast majority of lines in service today throughout the world.

     An important aspect of maintaining a POTS network is the ability to remotely test, diagnose and locate any problems within the network. POTS line test systems are generally located at telephone companies’ central offices, and help local exchange carriers conduct a full range of fault diagnostics in the “local loop,” the portion of the telephone network that connects end users to the central office. In addition, line test systems provide the capability to remotely qualify, deploy and maintain next generation services including DSL and Integrated Services Digital Network (ISDN) services which are carried over POTS lines. These test systems reduce the time needed to identify and resolve problems, eliminating or reducing the costs of dispatching a technician to the problem site. Most POTS line test systems, however, were designed only for use over copper wire line; as a result, traditional test systems cannot access local loops in which fiber-optic technology has been introduced.

     Our proprietary Metallic Channel Unit (MCU®) products solve this problem by mimicking a digital bypass pair, which is essentially a telephone circuit that connects central test and measurement devices to the copper circuits close to the customer, known as “the last mile.” We believe our DigiTest® system represents the future of telecommunication network testing, combining our line test system with a next generation test platform to provide complete hardware testing for POTS and local loop prequalification and in-service testing for DSL service.

DigiTest® and LoopCare™

     Our DigiTest system electrically measures the characteristics of a copper telephone circuit and reports those measurements to our LoopCare Operation Support System (OSS). The LoopCare OSS, in turn, analyzes that measurement data and creates an easy-to-understand fault description. At the same time, the LoopCare system can generate a dispatch to a work center so that a repairman can fix the problem. LoopCare and DigiTest also can determine whether the customer line is suitable for DSL service. DigiTest can also serve as a replacement for aging Loop Test System (LTS) equipment ubiquitously deployed in current POTS networks. In addition, upgrades to DigiTest hardware can provide troubleshooting for DSL service problems.

     LoopCare has remained the major OSS utilized by the Regional Bell Operating Companies (RBOCs) for over twenty-five years to test the integrity and quality of their POTS network infrastructure. The LoopCare OSS, which we offer both as part of the DigiTest system and as a stand-alone software product that can interface with other test heads on the market, currently manages testing operations for more than 75% of the copper pairs in the United States, and is the qualification, installation and maintenance tool used to troubleshoot for more than 150 million POTS, ISDN and DSL subscribers worldwide. We acquired LoopCare from Lucent in 2001.

     In 2003, we announced several enhancements and additions to the DigiTest system, including the availability of direct Ethernet connectivity to Digital Measurement Node (DMN) test heads and the introduction of our next generation broadband test platform, DigiTest EDGE™. Through Ethernet connections, the LoopCare OSS can communicate directly with remotely deployed DigiTest hardware, allowing it to manage up to four DMNs and eight simultaneous test sessions through a single Internet Protocol (IP) address. DigiTest EDGE provides a global platform for broadband test applications, by combining a narrowband and wideband metallic testing platform for DSL, Asynchronous Transfer Mode (ATM), IP and Hypertext Transfer Protocol (HTTP) performance tests. In addition, in 2004 we announced a new LoopCare feature that, working in conjunction with the DigiTest hardware, and using innovative insertion loss measurements, provides a customer with highly accurate predictions of potential DSL connect speeds. These test capabilities, when managed by our LoopCare OSS, enables service providers to accurately isolate a DSL problem between the customer’s premises, the local exchange carrier’s local loop and Digital Subscriber Line Access Multiplexer (DSLAM) serving network, and the Internet service provider’s data network.

     We market and sell our DigiTest products directly to customers as well as through certain continuing original equipment manufacturer (OEM) arrangements with Lucent and Nortel Networks. The Lucent agreement, which expired under its original terms in September 2003 but has been extended through March 31, 2005 and is currently under renegotiation, allows Lucent to resell LoopCare software on an OEM basis.

     We also have an OEM agreement in place with Electrodata, Inc. to supply a communications card for our DigiTest EDGE product. This agreement also contains automatic renewal terms, unless earlier terminated. We are also a party to a number of third party software license agreements that allow us to incorporate third party software products and features into the LoopCare software.

     We have licensing arrangements with Nortel, Acterna, LLC and Aware, Inc. for certain technology related to our DigiTest products and pay royalties and license fees for the use of such technology on a fixed per unit basis. The license agreement with Acterna, which is currently under negotiation regarding the termination rights of the parties, expires by its terms in 2008, unless earlier terminated, and the agreements with Aware and Nortel contain automatic renewal terms, unless earlier terminated.

     Sales of the DigiTest product line (including sales with LoopCare software) accounted for approximately 14%, 10% and 12% of the Company’s revenue for the years ended December 31, 2002, 2003 and 2004, respectively.

     In addition to the LoopCare OSS software sold as part of the DigiTest system, we also sell new LoopCare features to existing customers and the base LoopCare OSS as a stand-alone product to Competitive Local Exchange Carriers (CLECs) for use with test heads other than our DigiTest hardware. LoopCare feature products include:

•	the Common Object Request Broker Architecture (CORBA)-based Application Programming Interface;

•	Benchmark Data Base;

•	DSL Testing;

•	the Advanced Testhead Feature Package;

•	Batch Testing;

•	Fax Unalert;

•	Loop Length Reporting;

•	Enabling Flow Through by Re-Classification of VER 55-58 Codes;

•	LoopCare TCP/IP Communications Network; and

•	Testing Voice Services in a Broadband Passive Optical Network (bPON)

     Sales of stand-alone LoopCare software and enhancements accounted for approximately 13%, 5% and 7% of the Company’s revenue for the years ended December 31, 2002, 2003 and 2004, respectively.

MCU

     Our core MCU products plug into Digital Loop Carrier (DLC) systems, the large network transmission systems used by telephone companies to link the copper and fiber-optic portions of the local loop. MCU products allow our customers to extend their line testing capabilities to all of their POTS lines served by a DLC system regardless of whether the system is fed by a copper or fiber optic link. DLC systems, which are located at telephone companies’ central offices and at remote sites within local user areas, effectively multiplex the services of a single fiber-optic line into multiple copper lines. In many instances, several DLC systems are located at a single remote site to create multiple local loops that serve several thousand different end-user homes and businesses. Generally, for every DLC remote site, customers will deploy at least two MCU line-testing products.

     We market and sell our MCU products directly to customers as well as through certain OEM agreements, as described below. To ensure the compatibility of our MCU products with the major DLC systems produced by various telecommunication equipment manufacturers, we have entered into license agreements and, in most cases, pay royalties for the use of the proprietary design integrated circuits (PDICs) unique to each DLC system. We maintain royalty-based PDIC license agreements with Lucent Technologies, Inc., Fujitsu Network Transmission Systems, Inc., Zhone Technologies, Inc., Tellabs, Inc. (formerly, Advanced Fibre Access Communications) and Adtran, Inc., the terms of all but one of which automatically renew (unless earlier terminated) for periods of between one and five years; the other agreement has a perpetual term. We paid $847,000, $835,000 and 800,000 in 2002, 2003 and 2004, respectively, in royalties under these license agreements, which are calculated either as a percentage of the list price of MCU products sold or as a fixed amount per MCU unit that incorporates the licensed technology. We also maintain PDIC license agreements that do not contain royalty provisions with Tellabs, Inc., Alcatel USA Sourcing, L.P. (formerly DSC Technologies Corporation), UTSTARCOM, Inc., Motorola, Inc. (formerly, Next Level Communications) and SAGEM SA; the expiration dates of these agreements range from November 2004 to May 2007, with renewal provisions for periods of one or more years, unless earlier terminated.

     We also employ our MCU technology in connection with home and business alarm systems. As with POTS line testing, home alarm systems must be monitored from the alarm company’s headquarters along a hybrid copper and fiber-optic line. Our alarm-related MCU products, which are installed at both central office and remote locations, facilitate the transport of analog alarm signals from subscribers’ homes to alarm company monitoring stations across the hybrid telephone network.

     Sales of MCU products and related hardware accounted for approximately 48%, 39% and 34% of our revenue in the years ended December 31, 2002, 2003 and 2004, respectively. See Management’s Discussion and Analysis for a discussion of this trend.

Cable Testing Products

     The Company’s CheetahTM performance and status monitoring products provide a broad network assurance solution for the Broadband Hybrid Fiber Coax (HFC) distribution system found in the cable television industry. Our Cheetah products gather status information and report on critical components within the cable network.

Cheetah Cable Monitoring

     The Company’s monitoring systems include complete hardware and software solutions that enable efficient HFC plant status monitoring. By providing a constant, proactive view of the health and status of outside plant transmission systems, the products can reduce operating costs and increase subscriber satisfaction.

     Our cable offerings consist of our CheetahLight™ (formerly LIGHTHOUSE®) and CheetahNet™ (formerly NetMentor™) software systems and maintenance, head-end controllers, return path switch hardware, transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes. We acquired the Cheetah product line from Acterna, LLC on February 13, 2003. For a summary of the terms of this transaction, please see “Management’s Discussion and Analysis and Results of Operations-Cheetah Acquisition.”

     We have entered into license agreements with C-COR.net Corp. (formerly C-COR Electronics, Inc.) and Alpha Technologies, Inc., through which we provide status monitoring transponder technology incorporated into those companies’ cable network management systems. In 2003, we also entered into a separate agreement with Alpha, the leading supplier of power management products to the cable industry, to serve as Alpha’s exclusive provider of IP-based Data Over Cable Service Interface Specifications (DOCSIS) status monitoring equipment for its power supply systems; this agreement contains an initial term which expires in November 2007 and automatically renews on an annual basis thereafter unless terminated. We also have in place a number of third party software license agreements that allow us to incorporate third party software products and features into our Cheetah software.

CheetahIP HFC Service Assurance

     Our CheetahIP/HFC service assurance solution provides remote visibility into IP efficiency. This fully integrated solution allows cable operators to proactively test and monitor Voice over Internet Protocol (VoIP) and Video on Demand (VoD) using hardware test probes and software analysis tools.

     We have also entered into an OEM agreement with Brix Networks, Inc. under which Brix supplies us with hardware and software for the cable broadband market. This agreement contains an initial term which expires in September 2008 and automatically renews on an annual basis thereafter, unless earlier terminated. During 2004, we also entered into a license agreement with a third party software vendor for a perpetual right to use certain VoIP technology on an exclusive basis, for certain applications. This agreement expires in 2009.

     Sales of the Cheetah product line (excluding Services) accounted for approximately 5%, 27% and 27% of the Company’s revenue of the years ended December 31, 2002, 2003 and 2004, respectively.

Services

     Our Services offerings include software maintenance as well as our professional services, which are designed to make sure that all of the components of our customers’ voice test systems operate properly. The Services business was considerably expanded upon the acquisition of software maintenance relationships related to the LoopCare and CheetahNet software product lines. Including software maintenance, Services revenue accounted for approximately 18%, 19% and 21% of the Company’s revenue for the years ended December 31, 2002, 2003 and 2004, respectively.

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

Sales and Competition

     We market our products and services primarily through our direct sales organization with offices in Cheswick, Pennsylvania, and Sarasota, Florida. Additionally, we have a growing channel of OEMs, value-added resellers and distributors, both domestic and international.

Domestic Sales

     The primary customers for our products and services are the four Regional Bell Operating Companies (RBOCs), Verizon Communications, Inc., BellSouth Corporation, SBC Communications Inc. and Qwest Communications International, Inc., as well as major independent telephone companies and most of the major cable operators. Sales in 2004 to SBC, Verizon and BellSouth accounted for approximately 15%, 15%, and 20%, respectively, or 50% collectively, of our total revenue for the year. Sales generated from these three RBOC customers has remained consistent at 50% in 2004 and 48% in 2003, however, this is a significant decrease from the 70% of 2002 revenues that these three RBOCs comprised. Sales in 2004 to Qwest did not exceed 10% of our total revenue, nor do we expect it to for the near future.

     We have continued to focus on reducing our dependency on RBOC customers and, in 2003, we purchased Cheetah to help accomplish this goal. Sales of the Cheetah Product-line accounted for approximately 27% of 2004 revenue, none of which was comprised of any individual customer exceeding 10%. Because of our continued dependency on the four RBOCs, however, the potential loss of one or more of them as customers, or the reduction of orders for our products by one or more of them, could materially and adversely affect our results.

International Sales

     International sales represented approximately 8% of the Company’s total revenue for the year ended December 31, 2004, compared with 6% for the year ended December 31, 2003. Although our international sales have increased year over year, our success in marketing and selling our telecommunications products in international markets has been limited, due in part to incompatibility of certain of our telecommunications products with networks employed abroad. See the discussion in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K for a further examination of our strategies relating to international sales and our signing of an agreement during the fourth quarter of 2004 with Lucent Technologies International, Inc. for deployment of our products internationally.

Competitive Conditions

     The market for telecommunications and cable television testing equipment is highly competitive. Primary competitive factors in the Company’s market include price, product features, performance, reliability, service and support, breadth of product line, technical documentation and prompt delivery. We believe that we compete favorably with regard to all of these factors.

     The traditional competitors for our POTS telecommunications products include Fluke (formerly Harris Corporation), Porta Systems Corp., Teradyne, Inc., Nortel Networks, Ltd. and Emerson Network Power. Each of these companies provides centralized test and management solutions for POTS networks. Historically, we have successfully positioned ourselves against these offerings by leveraging patented technologies, entering into partnerships with telecommunications equipment providers and creating incumbent positions within our customers’ networks.

     As we extend our product offerings to address DSL, FTTP, IP, and ATM test applications for emerging next generation networks, this list of traditional competitors is expanding to include Spirent Communications, Acterna Corporation, Telcordia, Micromuse and Consultronics Ltd. We believe that our ability to test these next generation networks by upgrading our existing, highly automated incumbent infrastructure provides an advantage over these new competitors in terms of upfront deployment costs and long term operational efficiency.

     As our customers’ networks continue to evolve, we also face competition as testing functions that our products might provide can be built into network elements of other providers, such as Infineon, Legerity, Broadcom, Texas Instruments and Aware. With respect to our cable products, traditional status/performance monitoring competitors include AM Communications, CableWare, Scientific Atlanta and Electroline. Historically, we have maintained an advantage over these competitors through the mass deployment of proprietary technology within the major cable operators. In recent years the cable industry has adopted open, non-proprietary standards for status/performance monitoring systems, such as Hybrid Management Sub-layer (HMS) and DOCSIS, which has created pricing pressures as all providers of monitoring transponders have reduced price points to meet customer demands. As a result, we have modified our competitive strategies in an attempt to better leverage exclusive partnerships with premier cable equipment providers and to enhance our incumbent systems for the support of Internet protocol- based service assurance testing.

     As with the telecommunications products, the extension of our cable products to address Internet protocol test applications expands our list of traditional competitors to now include Micromuse, Aprisma, Auspice, C-CORnet.net, Agilent, and Acterna Corporation. We feel that our ability to seamlessly integrate technology partners, such as Brix Networks and Telchemy, with our incumbent solutions provides an advantage over these competitors when positioning ourselves for Internet protocol testing opportunities within the major cable operators.

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

     For our telephony products, we utilize two key independent subcontractors to perform a majority of the circuit board assembly and in-circuit testing work. We also employ other subassembly contractors for our telephony products on a more limited basis. For our Cheetah hardware, we primarily use a single turnkey manufacturer, Dictaphone Corporation’s Electronic Manufacturing Services Division, to procure the components and assemble and test the products. The loss of any of these subcontractors could cause delays in our ability to meet our customers orders and could have a material adverse effect on our results of operations. In addition, shortages of raw materials delivered to, or production capacity constraints at, the Company’s subcontractors could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such reduction may result in delays in shipments of the Company’s products or increases in the price of components, either of which could have a material adverse impact on us.

     Generally, our products use industry standard components; however, application specific integrated circuits (ASICs) are also a key component of our products and are custom made to the Company’s specifications. Although we have generally been able to obtain ASICs on a timely basis, a delay in the delivery of these components could have a material adverse impact on the Company.

Product and Technology Development

     Our product development personnel, many of whom are Bell Labs trained, are organized into teams dedicated to one or more specific product lines or technologies. We continuously monitor developing technologies in order to introduce new or improved products as defined standards and markets emerge. During 2003, we committed much of our research and development resources to the development of DigiTest EDGE, which was introduced during the year. In addition, we continue to investigate the development of new applications for our MCU and Cheetah technologies, as well as develop enhancements and new features to our LoopCare software product line, DigiTest hardware and other technologies to service the telecommunications and cable industries. For the years ended December 31, 2002, 2003 and 2004, research and development expenses were approximately $13,839,000, $14,925,000, and $15,756,000 respectively.

Proprietary Rights

     Intellectual property rights that apply to our various products include patents, copyrights, trade secrets, trademarks and maskwork rights. We maintain an active program to protect our investment in technology by enforcing our intellectual property rights. The extent of the legal protection given to different types of intellectual property rights varies under different countries’ legal systems.

     The names “Tollgrade®”, “MCU®”, “LIGHTHOUSE®”, “EDGE®”, “DigiTest®”, “Telaccord®”, “Clearview®” “MICRO-BANK®”, our previous corporate logo and our LIGHTHOUSE® logo are registered trademarks of the Company. The names “LoopCare™”, “MLT™”, “Cheetah™”, “CheetahNet™”, “CheetahIP™”, “CheetahLight™”, “CheetahXD™”, “ObjectArchitect™” , BatteryAnalyst™” , ProofAnalyst™” , “NetMentor™”, “Clear™”, the Clear logo, “Early Warning™”, “ReportCard™”, “CircuitView™”, “Network Assurance Simplified™”, and our new corporate logo are common law trademarks of the Company. “Team TollgradeSM” is a common law service mark of the Company. We have obtained three United States patents on the MCU products with expiration dates ranging from 2010 to 2014, two United States and one Canadian patent on cable technology with expiration dates of 2017, 2019 and 2018, respectively and one Canadian patent, one Taiwanese patent and seven United States patents on other telecommunications technology, with expiration in dates ranging from 2017 to 2022. In addition, we have five United States and five Canadian patent applications pending and one European patent and ten international patent cooperation treaty patent applications which have been filed. We will seek additional patents from time to time related to our research and development activities. We protect our trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.

     Although we believe that patents are an important element of our success, we do not believe that our business, as a whole, is materially dependent on any one patent.

Backlog

     Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of December 31, 2004, we had a backlog of approximately $14,710,000, all of which is expected to be filled in 2005, as compared to approximately $15,347,000 of backlog at December 31, 2003.

     We currently have LoopCare software maintenance agreements with three of the four RBOCs. Two were entered into in 2004 and have terms of one year expiring December 31, 2005. The third contract is for a three year term expiring on December 31, 2005. We are also currently in negotiations with the remaining RBOC regarding renewal of its software maintenance agreement. Our backlog at December 31, 2004 includes approximately $5,487,000 related to software maintenance contracts. We have adopted a policy to include a maximum of twelve months revenue from multi-year agreements in reported backlog. Software maintenance revenue is deemed to be earned and recognized as income on a straight-line basis over the terms of the underlying agreements.

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

Employees

     As of December 31, 2004, we had 262 full-time employees, all of whom were located in the United States. None of our employees are represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

Executive Officers of the Company

     The executive officers of the Company as of January 31, 2005 and their biographical information is set forth below.

Mark B. Peterson	Chief Executive Officer of the Company since January 2005; President of the Company since January 2001; Executive Vice President, Sales and Marketing, of the Company from November 1999 until January 2001; Executive Vice President, Sales, of the Company from October 1997 until November 1999; prior thereto, Testing Application Group product manager (MLT and Switched Access Remote Test Systems (SARTS) product lines) of Lucent Technologies, a manufacturer of communication systems, software and products (formerly AT&T Bell Laboratories), from October 1995 until October 1997; Age 43.

Sara M. Antol	General Counsel of the Company since December 2000; Secretary of the Company since April 1996; Chief Counsel of the Company from April 1996 until December 2000; prior thereto, attorney at Babst, Calland, Clements & Zomnir, P.C., a law firm; Age 43.

Richard A. Bair, Jr.	Executive Vice President, Engineering/Testing, of the Company since August 2000; Vice President Engineering, DigiTest, of the Company from June 2000 until August 2000; Engineering Manager of the Company from April 1999 until August 2000; prior thereto, Senior Design Engineer of the Company from March 1996 until April 1999; Age 42.

David J. Breiter	Mr. Breiter, who served in his position as of January 31, 2005, has since left the employ of the Company. General Manager, Cable Products, of the Company since February 2003; prior thereto, Vice President, Systems Support with Acterna Corporation from August 2000 to February 2003; prior thereto, Senior Vice President, Superior Electronics Group, Inc., d/b/a Cheetah Technologies from December 1998 to August 2000; Age 57.

Robert E. Butter	Director of Corporate Communications since January 2004; also, Principal, Veritas Communication Advisors since January 2004; prior thereto, Senior Vice President and Associate Director, Ketchum, Inc.; Age 48.

Wylie E. Estcheid	Executive Vice President, Business Development, OSS, of the Company since September 2001; Senior Vice President and General Manager of Telco Access Products, a manufacturer of telecommunications products, from October 2000 until September 2001; Vice President, Network Engineering, Midwest Division, of SBC, a provider of telecommunication services, from December 1999 until October 2000; prior thereto, Vice President, Service Integration and Delivery, of Ameritech, a provider of telecommunication services, from February 1996 until December 1999; Age 55.

Carol M. Franklin	Executive Vice President, Research and Development, of the Company since January 2004; Executive Vice President, Software Products Division, of the Company from January 2003 until January 2004; General Manager, Software Products from July 2001 to January 2003; Director of Order Management Development of Lucent Technologies, a manufacturer of communication systems, software and products (formerly AT&T Bell Laboratories), from May 2000 until July 2001; Director for Integration Test of Lucent from September 1999 until May 2000; Director for Starter Solutions for Emerging Carriers and Internet Customer Care of Lucent Technologies from February 1999 until August 1999; prior thereto, Product Realization Leader of Lucent Technologies from February 1996 until January 1999; Age 53.

Samuel C. Knoch	Chief Financial Officer of the Company since August 1996; Treasurer since April 1997; prior thereto, Controller of AMSCO International, Inc., a manufacturer of health care equipment, from October 1994 until August 1996; Age 48.

Joseph G. O’Brien	Senior Vice President, Human Resources of the Company since October 1997; Director of Employee Development of the Company from April 1997 until October 1997; prior thereto, Coordinator, Elderberry Junction, Goodwill Industries, a charitable organization, from May 1995 until April 1997; Age 45.

Gregory L. Quiggle	Executive Vice President, Marketing, of the Company since August 2001; Director of Marketing, Loop Products, of Acterna LLC (formerly, Telecommunications Techniques Corporation (TTC)), a global communications equipment company, from May 1998 until August 1998; prior thereto, Product Line Manager, TTC from May 1996 until May 1998; Age 36.

Matthew J. Rosgone	Executive Vice President, Operations, of the Company since September 2001; Senior Vice President, Purchasing/Manufacturing, of the Company from July 1998 until September 2001; prior thereto, Vice President, Purchasing, of the Company from July 1996 until July 1998; Age 36.

Roger A. Smith	Executive Vice President, Technology, of the Company since June 2000; Senior Vice President, Test Systems, of the Company from July 1998 until June 2000; prior thereto, Senior Software Development Engineer of Caldon Inc., a manufacturer of ultrasonic flow meters for nuclear power industry; Age 44.

Eric B. Sucharski	Senior Vice President, RBOC Sales, of the Company since September 2003; Vice President, Eastern RBOC Sales, of the Company from January 2003 until September 2003; Assistant Vice President, Sales, from October 2002 to January 2003; Regional Sales Manager of the Company from December 1998 to October 2002; Product Line Manager of the Company from 1998 until 1999; Age 37.

Jeffrey J. Tatusko	Chief Information Officer of the Company since April 2003; prior thereto, Director of Management Information Systems of the Company from October 1997 until April 2003; Age 40.

Stephanie M. Wedge	Vice President, Professional Services, of the Company since November 1999; Sales Executive, Professional Services, of Inacom Corporation, a reseller and integrator of client/server solutions for messaging, from February 1998 until November 1999; prior thereto, Sales Manager, Business Development, of Digital Equipment Corporation, a manufacturer and integrator of main-frame computers; Age 48.

Subsequent Event

On January 17, 2005, the Company entered into an Agreement with Christian L. Allison, the Company’s former Chief Executive Officer, a former member of the Board of the Company, as well as a shareholder of the Company (the “Agreement”). Under the terms of the Agreement, Mr. Allison resigned effective as of January 18, 2005 (the “Retirement Date”), as director and executive officer of the Company and any and all other positions he held with the Company or its subsidiaries or other affiliates.

Mr. Allison received the following separation payments: (a) an amount equal to the sum of (i) Mr. Allison’s base salary through the Retirement Date to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Allison as of the Retirement Date to the extent not then paid; (b) two times his contractual base salary of $315,000 for a total of $630,000; and (c) a lump sum payment of $75,000. The Company will pay all premiums on behalf of Mr. Allison to continue medical insurance for his immediate family for a period specified in the Agreement. Additionally, the Company has agreed to continue to indemnify, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, for the periods specified in the Agreement for Mr. Allison’s actions taken or omissions occurring at or prior to the Retirement Date. The Company also has agreed to pay up to $50,000 of the reasonable fees and expenses of Mr. Allison’s legal counsel incurred in connection with the negotiation and execution of the Agreement. The Company expects total charges in the first quarter of 2005 related to Mr. Allison’s retirement to be approximately $780,000.

Mr. Allison also will be entitled to receive any vested benefits payable to him under the terms of any employee benefit plan or program of the Company in accordance with the terms of such plan or program. Under the terms of the Agreement and the Company’s 1995 Long-Term Incentive Compensation Plan (as amended through January 24, 2002), all options to acquire shares of the Company’s common stock held by Mr. Allison were fully vested prior to the Retirement Date and will remain exercisable by Mr. Allison for at least one year following the Retirement Date.

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

     We depend upon a few major customers for a majority of our revenues. We expect to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers, or the cancellation, delay or reduction in purchases of our products at historical levels, would significantly reduce our revenues and net income. Furthermore, decreases in the capital budgets of these customers could lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital budgets of our RBOC customers, as well as many of our other customers, are dictated by a number of factors, most of which are beyond our control, including:

•	the conditions of the telecommunications market and the economy in general;

•	subscriber line loss and related reduced demand for telecommunications services;

•	changes or shifts in the technology utilized in the networks;

•	labor disputes between our customers and their collective bargaining units;

•	the failure to meet established purchase forecasts and growth projections;

•	competition among the RBOCs, competitive exchange carriers and wireless telecommunications and cable providers; and

•	reorganizations, including management changes, at one or more of our customers or potential customers.

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

     Although we are unable to predict future prices for our MCU products, we expect that prices for these products will continue to be subject to significant downward pressure in certain markets for the reasons described above. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to expand our customer base, increase unit sales volumes of these products and to successfully, develop, introduce and sell new products such as our cable and software products. We cannot assure you that we will be able to expand our customer base, increase unit sales volumes of existing products or develop, introduce and/or sell new products.

We recently emphasized our network assurance and testing software solutions and cable status monitoring products.

     We acquired the LoopCare software and Cheetah product lines in 2001 and 2003, respectively. A substantial portion of our research and development expenses currently relates to these products. We have adjusted our business model to focus heavily on our cable performance and status monitoring products. We are actively engaged in research to improve and expand our cable products, including research and development of VoIP solutions. Our cable products have lower margins than our MCU, LoopCare and DigiTest system products. If sales of our cable testing products do not increase or are not accepted in the marketplace, or if our research and development activities do not produce marketable products that are both competitive and accepted by our customers, our overall revenues and profitability will be adversely affected.

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

     Rapid technological change, including evolving industry standards, could also render our products obsolete. The adoption of industry-wide standards, such as the HMS and DOCSIS® cable standards, may result in the elimination of or reductions in the demand for many of our proprietary products, such as our Cheetah head-end hardware products and other Cheetah products. Furthermore, standards for new services and technologies continue to evolve, requiring us to continually modify our products or to develop new versions to meet these new standards. Certain of these certifications are limited in scope, which may require that the product be recertified if any modifications to hardware or firmware are made. If we are unable to forecast the demand for, and to develop new products or to adapt our existing products to meet, these evolving standards and other technological innovations, or if our products and services do not gain the acceptance of our customers, there could be a negative effect on our revenues for sales of such products.

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

     Many of our products consist entirely or partly of proprietary technology owned by us. Although we seek to protect our technology through a combination of copyrights, trade secret laws, contractual obligations and patents, these protections many not be sufficient to prevent the wrongful appropriation of our intellectual property, nor will they prevent our competitors from independently developing technologies that are substantially equivalent or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and certain vendors have become more sophisticated and aggressive in reverse engineering even complex technology and then mass producing such technology at a lower cost than we might be able to achieve. In order to defend our proprietary rights in the technology utilized in our products from third party infringement, we may be required to institute legal proceedings. If we are unable to successfully assert and defend our proprietary rights in the technology utilized in our products, our future results could be adversely affected.

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

     Some of our products require technology that we must license from the manufacturers of systems with which our products must be compatible. The success of our proprietary MCU products, in particular, relies upon our ability to acquire and maintain licensing arrangements with the various manufacturers of DLC systems for the Proprietary Design Integrated Circuits (PDICs) unique to each. Although most of our PDIC licensing agreements have perpetual renewal terms, all of them can be terminated by either party. If we are unable to obtain the PDICs necessary for our MCU products to be compatible with a particular DLC system, we may be unable to satisfy the needs of our customers. Furthermore, future PDIC license agreements may contain terms comparable to, or materially different than, the terms of existing agreements, as dictated by competitive or other conditions. The loss of these PDIC license agreements, or our inability to maintain an adequate supply of PDIC’s on acceptable terms, could have a material adverse effect on our business.

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

Product quality, performance and reliability problems could disrupt our business and harm our financial condition.

     Our customers demand that our products meet stringent quality, performance and reliability standards. We have, from time to time, experienced product quality, performance or reliability problems. For example, in 2004, we were unable to ship certain of our transponder products to a customer due to delays in both the CableLabs DOCSIS® certification of these products and the manufacturing of the product until final engineering enhancements were completed. Though we received CableLabs certification in the third quarter of 2004, we are still working to resolve final technological product matters which continue to delay our manufacturing and deployment of this product. As a result, defects or failures have in the past, and may in the future occur relating to our product quality, performance and reliability. If these failures or defects occur or become significant, we could experience lost revenues, increased costs, including inventory write-offs, warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our business.

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

     In addition, the carrying value of certain of our intangible assets, consisting primarily of goodwill related to our LoopCare software and Cheetah product line acquisitions from Lucent Technologies, Inc. and Acterna, LLC, could be impaired by changing market conditions. We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may indicate that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization and lower than anticipated cash flows produced by such intangible assets. If our stock price and market capitalization decline, or if we do not realize the expected revenues from an intangible asset, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of that intangible asset is determined which could have a negative effect on our financial condition.

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

     Although we evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and have completed the process of reviewing and establishing internal control over financial reporting for the year ended December 31, 2004 in order to comply with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002, we may not be able to prevent all instances of accounting errors or fraud in the future. Our controls and procedures do not provide absolute assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of legal requirements, our resources and nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions. Our business could be seriously harmed by any material failure of these control systems.

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

     The markets for some of our products are very competitive. Some of our competitors may have greater technological, financial, manufacturing, sales and marketing, and personnel resources than we have. As a result, these competitors may have an advantage in responding more rapidly or effectively to changes in industry standards or technologies. In addition, we face competition from overseas manufacturers, who might reverse engineer our proprietary technology and manufacture such products at a lower cost than we can achieve. Moreover, better financed competitors may be better able to withstand the pricing pressures that increased competition may bring. If our introduction of improved products or services is not timely or well received, or if our competitors reduce their prices for products that are comparable to ours, demand for our products and services could be adversely affected.

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

     Our success depends on our ability to attract, retain and motivate the key management and technical personnel necessary to implement our business plan and to grow our business. Despite the adverse economic conditions of the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with the Company, our future results could be adversely affected. Further, if key employees that cease to be associated with the Company become associated with our competitors in violation of restrictions on competition or confidentiality, it could adversely affect future results.

Consolidations in, or a continued slowdown in, the telecommunications industry could harm our business.

     We have derived a substantial amount of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has experienced significant growth and consolidation in the past few years. Over recent years, trends indicate that capital spending by this industry has decreased and may continue to decrease in the future as a result of a general decline in economic growth in local and international markets. In particular, RBOC and large ILEC customers have been adversely affected by subscriber line losses and the after-effects of overspending in 1999 and 2000 as well as by competition from cable and wireless carriers and other carriers entering the local telephone service market. Certain emerging carriers also continue to be hampered by financial instability caused in large part by a lack of access to capital. In the event of further significant slowdown in capital spending of the telecommunications industry, our business would be adversely affected. Consolidations could cause our customers to divert spending from our products to acquisition and integration costs. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies may also use their purchasing power to create pressure on the prices and the margins we could realize. We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not harm our business.

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

Item 2. Properties.

     Our headquarters and principal administrative, engineering, manufacturing, warehouse and maintenance operations are located in Cheswick, Pennsylvania. We occupy an 111,600 square foot facility which is under a lease that expires in December 2005. We are currently in negotiations to modify and extend our current lease agreement. We have acquired certain land parcels that surround this facility for the possible expansion of parking and/or new building structures that we believe will provide adequate space to support future operations and sales growth, if necessary.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters.

     Our Common Stock has been included for quotation on The Nasdaq National Market System under the Nasdaq symbol “TLGD” since its initial public offering in December 1995. The following table sets forth, by quarter, the high and low sales prices for our Common Stock for the years ended December 31, 2004 and December 31, 2003.

	2004		2003
	High	Low	High	Low
First Quarter	$19.69	$14.84	$14.94	$10.11
Second Quarter	$16.45	$9.75	$21.22	$12.92
Third Quarter	$11.08	$7.57	$21.60	$12.64
Fourth Quarter	$12.63	$8.35	$18.75	$14.50

     On January 31, 2005, there were 175 holders of record and 13,161,140 shares outstanding of the Company’s Common Stock.

     We have never paid any dividends on our Common Stock and do not expect to pay cash dividends in the foreseeable future.

On January 21, 2004, our Board of Directors authorized the continuation through December 31, 2004 of a share repurchase program which expired on December 31, 2003. Under this extension, we could have repurchased a total of one million shares of our common stock before December 31, 2004. Since the initial repurchase program was instituted in April 1997, and as of September 25, 2004, the Company has repurchased 461,800 shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. At our discretion we will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments. No shares were repurchased under this program in the year ended December 31, 2004. On January 27, 2005, the Board of Directors again authorized the continuation of the share repurchase program that expired December 31, 2004, under the same terms.

Item 6. Selected Financial Data.

     The following selected consolidated financial data of the Company as of December 31, 2000, 2001, 2002, 2003 and 2004 and for the years then ended is derived from our audited consolidated financial statements. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

(IN THOUSANDS, EXCEPT PER SHARE DATA AND
NUMBER OF EMPLOYEES)

	YEARS ENDED DECEMBER 31,
	2000	2001		2002	2003		2004

Revenues:
Products	$111,957	$77,612		$48,146	$52,802		$49,770
Services	2,469	4,627		10,428	12,298		13,048

	114,426	82,239	(1)	58,574	65,100	(2)	62,818
Cost of sales:
Products	40,680	33,134		20,800	22,966		22,191
Services	1,958	2,555		3,319	3,766		3,768
Amortization	—	365		1,464	2,381		2,017

	42,638	36,054		25,583	29,113		27,976

Gross profit	71,788	46,185		32,991	35,987		34,842

Operating expenses:
Selling and marketing	12,289	9,160		8,766	9,388		9,483
General and administrative	6,216	4,827		5,489	6,997		7,346
Research and development	12,456	12,428		13,839	14,925		15,755
Severance and related expense	—	291		176	—		269

Total operating expenses	30,961	26,706		28,270	31,310		32,853

Income from operations	40,827	19,479		4,721	4,677		1,989
Other income, net	2,525	2,796		693	400		447

Income before income taxes	43,352	22,275		5,414	5,077		2,436

Provision for income taxes	15,857	8,600		2,057	1,929		1,091

Net income	$27,495	$13,675		$3,357	$3,148		$1,345

EARNINGS PER SHARE INFORMATION:
Net income per common share:
Basic	$2.18	$1.05		$0.26	$0.24		$0.10

Diluted	$2.06	$1.02		$0.25	$0.24		$0.10

Weighted average shares of common stock equivalents:
Basic	12,636	13,038		13,095	13,106		13,141

Diluted	13,359	13,412		13,314	13,313		13,253

	AS OF DECEMBER 31,
	2000	2001	2002	2003	2004

BALANCE SHEET DATA:
Working Capital	$111,135	$68,078	$73,638	$65,944	$70,845
Total Assets	131,275	145,886	147,918	153,829	158,834
Shareholders’ Equity	122,760	140,139	142,356	145,829	147,509

	2000	2001	2002	2003	2004

OTHER DATA: (3)
Number of employees at year end	411	341	250	304	262

(1)	Includes $4,453 related to the LoopCare product line which was acquired on September 30, 2001.

(2)	Includes $14,826 related to the Cheetah product line which was acquired on February 13, 2003.

(3)	Data is unaudited and not derived from the Company’s audited consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations .

     This MD&A should be read in conjunction with the other sections of this annual report on Form 10-K, including “Item 1: Business”, “Item 6: Selected Financial Data” and “Item 8: Financial Statements.” Certain statements contained in this MD&A and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described in Item 1 above under “Risk Factors.”

Overview

     Communication plays an integral part of our society; it is, in reality, a necessity of life. Telecommunication services provide people with a means to communicate with people across the street and around the globe, through diverse channels ranging from traditional wired telephone service to wireless telephones to electronic means such as e-mail and other Internet-based offerings. As a leading producer of network assurance and monitoring systems for wired networks, our products permit service providers to supply their customers with consistent and high quality telecommunications offerings, allowing, for example, telephone companies to diagnose and assess problems within their networks and cable operators to monitor the power supplies necessary to operate their systems.

     As a result of the rapid technological, regulatory and economic evolution of the telecommunications marketplace (which we define to include cable television service) over the past several years, we believe that it is our challenge, and our opportunity, to leverage our embedded base of customers and dominant market position to address the testing and monitoring needs of new system architectures by offering products addressing such needs that represent relatively small incremental investments in customers’ existing testing and monitoring systems. We want to provide our customers with the ability to seamlessly transition from one network to another with comparatively minimal capital investments in existing testing solutions.

     The downturn in the telecommunications industry revealed several trends that we expect will continue to impact our business:

•	incumbent telephone carriers continue to lose customers and revenue to smaller, independent carriers many of whom are developing their own networks and intend to compete on price;

•	although cable providers have taken the lead in the broadband service market, primarily because cable modem technology was perfected before DSL technology and because telephone providers are regulated much more than cable companies, the rate of adoption of DSL technology is quickly growing; and

•	both cable and telephone companies (as well as the providers of satellite, wireless and other information mediums) are eager to market the so-called ‘triple-play’ of voice, data and video broadband services.

     As a result of these trends, our traditional customer base of incumbent telephone carriers (especially the RBOCs) have considerably slowed their investments in plain old telephone service (POTS) line capacity relative to their capital investment patterns of the late 1990s through 2001. Instead, some of these providers, from which we derive a large percentage of our revenue, are focusing their capital spending on wireless and next generation wireline projects such as DSL service and fiber-to-the-premises (FTTP) or fiber-to-the-node (FTTN) (collectively, FTTx). Additionally, cable companies have sought to capitalize on their present technological advantages by aggressively marketing their broadband services; in fact, due in part to the advent of wireless telephone service and Internet-based services, such as Voice-over Internet Protocol (VoIP), cable providers are well positioned to promote the utility of cable broadband service over the need to maintain both wired telephone and cable services.

     Although we remained generally profitable during the industry downturn, during that period we analyzed, and continue to analyze, our product offerings relative to the needs of the marketplace. Over the past several years, in addition to reorganizing our workforce, we have diversified our product offerings both through our acquisitions and development of new products, especially those aimed at the broadband test market. As a result of our acquisition in 2003 of our Cheetah cable product line, we believe that we have become a leading provider of status monitoring products for the cable industry. Including Services, approximately 29% of our 2004 revenue was generated by cable product sales. This is consistent with 2003 cable revenue which was approximately 29% of revenue. We believe that the recently consummated alliance with Alpha, the leading provider of cable power management products, should position us to sustain our leading position in the cable field in the wake of the recent adoption of the standardized HMS and Data Over Cable Service Interface Specifications (DOCSIS) protocols for transponders that may in the future render some of our proprietary cable hardware products obsolete.

     With respect to our telephony products, although we do not predict that our sales of our core MCU products will reach the levels seen in 2000, we continue to be encouraged by recent MCU sales in conjunction with large scale projects, most notably the building out of both POTS networks by competitive service providers and DSL systems by the RBOCs. With regard to DSL, we plan to market our DigiTest system as a tool to measure a network’s capacity to offer DSL service. We have also in the past several years placed a greater emphasis on developing and marketing software applications that conform to industry needs, such as DOCSIS and fiber-optic only networks.

     The result of our expanded cable and software offerings and changes in the industry generally is that our customer mix has changed and will continue to change, a factor which we expect will make us much less susceptible to the capital spending habits of a few select large customers. However, despite our relative success in remaining profitable during the past several years, we believe that there is still too much uncertainty in the marketplace to allow us to accurately predict the eventual direction that the telecommunications industry will take, or how our business might fit within that new model. Moreover, given the lower margins generated by our cable products relative to our proprietary MCU and software offerings, changes in our product mix may cause our overall profitability to decrease.

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

     Over the past several years, the telecommunications market (which we define to include cable television service) has undergone a rapid technological, regulatory and economic evolution. Contemporaneously with the downturn in the telecommunications industry, several trends emerged that we expect to continue to affect our business.

Intense Competition Among Telecommunications Service Providers

     The continuing evolution of the telecommunications marketplace, driven by advances in technology as well as the deregulation of the industry, among other factors, has resulted, and will continue to result, in intense competition among telecommunications and cable service providers. Many consumers now have the ability to choose among a variety of comparable telecommunication services offered by a number of different providers. Although many of interconnection and unbundling provisions of the Telecommunications Act of 1996 were struck down in 2004 by the U.S. Court of Appeals, the deregulation of the industry over the past eight years has allowed certain consumers to obtain local telephone service from either their incumbent local exchange carrier, which in the old regulatory environment possessed the exclusive right to provide that service, or by one or more competitive service providers, which may actually provide telephone service over the network owned by that same local exchange carrier but at a lower cost. Moreover, consumers may choose from a growing list of communications options that provide the same level of service once reserved to the local telephone company. The proliferation of wireless telephone service, for instance, now allows a consumer to place calls from nearly any location in the United States, and from most parts of the world. Using VoIP, a person may place a call from a VoIP phone either to another VoIP customer or to a hardwired or wireless telephone number. As a result, the provision of telecommunication services in certain markets today is highly competitive, and the industry, in general, is rapidly transforming from a highly regulated monopolistic model to more of a free market model.

     Although these evolutionary factors have adversely affected our business to varying degrees over the past three years, we believe that it is still too early to adequately assess the long-term effect of these changes on the Company. Because our products are sold primarily to telephone and cable television companies, of which there are still a relatively limited number, the loss of any of our customers could translate into reduced demand for our offerings, especially our test system and test access hardware products. Conversely, the introduction of competition into the marketplace has helped to bring new customers to us, including the increasing number of competitive service providers which are building out new networks instead of leasing capacity on incumbent carrier networks and cable companies which are expanding or upgrading their systems to meet the increasing demand for broadband and telephone services. Telephone companies, especially the RBOCs, have also been attempting to meet the demand for broadband services, with the build-out of their DSL networks, which in some instances has resulted in increased demand for our MCU products. The result, however, of the expansion of the broadband market will likely be the continued reduction in demand for POTS service, potentially depressing overall MCU sales.

Downturn in Telecommunications Industry

     The downturn in the telecommunications industry, began in early 2001 and persisted into 2004. The downturn was caused by a number of factors, including the general slowdown of the U.S. and global economies during the period, network overcapacity, constrained capital markets and financial difficulties among certain telecommunication providers, especially Competitive Local Exchange Carriers (CLECs) whose business models did not produce the profitability necessary to justify their significant ongoing capital consumption, a problem due in part to continuing regulatory hurdles during the downturn that impeded competitive access to the telecommunications infrastructure. Many CLECs as a result were forced to seek bankruptcy protection, a number of which remain there today. Some CLECs are being purchased and consolidated in the process, while others are emerging or set to emerge with stronger capital structures to meet the competitive challenge. Those independent CLECs which are in or have currently emerged from bankruptcy protection now must face an even tougher competitive landscape in light of the 2004 U.S. Court of Appeals decision to strike down many of the competitive advantages in interconnection and unbundling rules that were granted to the CLECs under the Telecommunications Act of 1996. The ultimate effect however has been that many CLECs must now build their own switched networks to survive, and that in turn may create demand for LoopCare and DigiTest products which can serve as the testing back bone for these build-outs. As a result, we are making additional investments in this market.

     We benefited greatly from the increased capital spending of telecommunication providers during the late 1990s and into 2000. As the RBOCs and others built-out new and upgraded existing networks during the period, tremendous demand for our products resulted in very high levels of profitability. Although we remained generally profitable during the industry downturn that followed, during that period we analyzed, and continue to analyze, our product offerings relative to the needs of the marketplace. Over the past several years, in addition to reorganizing our workforce, we have diversified our product offerings both through our acquisitions of the LoopCare software and cable-based Cheetah product lines and through our development of new products, especially those aimed at the broadband test market, such as DigiTest EDGE. We believe that our ongoing diversification efforts, some of which have had the secondary effect of bringing new customers to the Company thus reducing our reliance on the RBOCs, will strategically position us to compete in the evolving marketplace.

     Complicating our ability to assess our market space in the telecommunications industry is the uncertainty driven by the deregulatory efforts of various government entities, especially at the Federal level. Deregulation has actually resulted in the imposition of additional regulations that affect certain telecommunications services and providers, including changes to pricing, access by competitive vendors and other broad changes to data and telecommunications networks and services. As the Federal Communications Commission (FCC) and other government agencies continue to enact new or amend existing regulations, especially relating to The Telecommunications Act of 1996, our customers cannot always accurately interpret or predict the rules by which they will be required to compete in the marketplace. These changes in the regulation of the telecommunications industry in the United States have had a major impact on our customers, especially on their pricing of services, and may affect their deployment of future services. We do not believe that we can accurately predict when these issues will be resolved, or that this deregulatory effort will continue in the future.

Consolidation in Telecommunications Market

     Competition in the telecommunications market, encouraged and affected by these deregulatory efforts, has had the secondary effect of resulting in the consolidation of many of the telecommunications service providers. In some ways, we have benefited from the increased competition in the industry; competition has brought more providers into the market that may need our products to provide consistent and quality telecommunications services. However, as a result of industry consolidations, including those in the CLEC market, we have experienced and could continue to experience disruption of our existing customer relationships, delays or loss of customer orders and pricing pressures caused by the reduction in the number of customers desiring our products. These trends cause decreased revenues and lower net income. As stated above, however, we believe that it is too early to predict the course that industry consolidations will take in the future, or how such consolidations might affect our revenues. Further, our major customers are currently actively pursuing acquisitions to add to their product offerings, such as the RBOCs acquiring wireless capabilities. We do not currently sell products to wireless carriers; accordingly, these acquisitions could cause our customers to decrease spending in traditional areas as they divert funding to these acquisitions and integrations.

Slowdown in Build-Out of POTS Networks

     The most evident market trend to affect our results in the years from 2001 through 2004 compared to 2000 was the general slowdown in the build-out of POTS networks by the RBOCs and other independent local exchange carriers. In the years immediately preceding 2001, companies expanded their POTS line capacity at the rate of approximately 5% per year. This line growth resulted in extremely high demand for our MCU products. Beginning in 2001, however, a number of factors converged to slow the growth of POTS networks. Perhaps the most important factor was the declining demand for wired telephone service, known as, “line loss”; in essence, telephone companies were, and still are, losing more customer lines than they are adding. Line loss has resulted from a number of trends, including competition from wireless telephone providers and the reduction in the need for multiple telephone lines, driven in part by the increasing popularity of DSL (which is normally accessed though a household’s primary hardwire telephone line) and cable modems for broadband access to the Internet. Although we do not believe that wireless service will entirely supplant the need for wired telephone service, we do expect that wireless telephones, as well as other alternatives to traditional telephones such as VoIP, will continue to erode the demand for POTS service; the extent of such reduced demand, however, is difficult to predict at this time. However, many cable operators are deploying or intend to deploy VoIP, which may serve to stimulate additional sales of our cable status monitoring products.

Investment in New Network Infrastructure and Technologies

     Although telephone companies are not focusing on their POTS networks as much as they once did, they are still investing in their network infrastructure. Generally, the combination of increased competition and reduced revenues in recent years has left the telephone companies with less funds available for capital investment. We are encouraged, however, by several trends, including the previously discussed movement by competitive carriers to build POTS networks rather than leasing network space from incumbent carriers; additional POTS capacity may result in telecommunications test equipment sales. Furthermore, a majority of the RBOCs have, at present, announced varying increases in their capital budgets for 2005 over 2004. Rather than investing in POTS, however, increasing portions of these capital budgets are being allocated to other projects, such as wireless, DSL rollouts, ATM switches and FTTx projects. We have benefited from certain DSL projects in the past, such as SBC’s DSL Footprint Expansion initiative, which resulted in increased demand for our MCU products.

     If implemented on a large scale, FTTP projects, which would provide broadband services through a direct fiber-optic link between a telephone company’s central office and the end user (i.e., individual households and businesses), will reduce demand for our MCU and DigiTest products. Unlike traditional hybrid networks in which our MCU products are deployed, fiber-optic systems can be tested and managed with appropriate software (including variations of our LoopCare software). We remain confident, based on recent announcements by certain of our RBOC customers, that their existing hybrid fiber-optic/copper line networks will continue to be the medium through which the majority of POTS services are delivered in the United States for the foreseeable future. In addition, these RBOCs are currently spending significant resources on upgrading these hybrid fiber-optic/copper line networks to provide broadband and eventually video signals. Although certain of our telephone company customers are indicating an interest in FTTP projects, it still is not clear that FTTP will be implemented on a large scale basis. In fact, certain other of our RBOC customers have indicated they will implement FTTN projects rather than FTTP. In FTTN projects, the fiber link will not extend to the customer’s premises, rather, it will extend to the nodes in the network, by necessity leaving a portion of the copper network intact. Given the size and breadth of the present hybrid networks, including the billions of dollars invested in them, coupled with the billions of dollars required to replace them with all fiber-optic lines, we believe that the copper portion of the network will remain an important part of the telecommunications system in the United States. As long as that copper portion remains, as is contemplated in FTTN projects, some need for traditional testing methods should continue.

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

Expansion of Cable Status Monitoring Product Line

     Since 1996, we have offered our legacy cable (formerly LIGHTHOUSE) hardware and software products to cable companies for status monitoring of their networks. In order to grow our cable status monitoring product line, on February 13, 2003 we purchased the Cheetah product line from Acterna, LLC. We believe that these products coupled with our LIGHTHOUSE platform, represent the dominant monitoring products in the cable marketplace. With the addition of the Cheetah product line, we have become the supplier of status monitoring hardware and software to nearly every major cable company. We believe our Cheetah products complement and augment our other cable product offerings and strategically positions the Company to be the leading supplier of testing equipment and software for the cable industry.

     Moreover, we have taken a proactive approach to the increasing adoption of the DOCSIS standards by cable providers. We have developed DOCSIS monitoring hardware, which has been certified by CableLabs in certain configurations and is in the final stages of certain specific customer certifications. Additionally, in 2003, we entered into an agreement with Alpha Technologies to be the exclusive supplier of IP-based DOCSIS status monitoring equipment for Alpha power supplies used in hybrid-fiber coax (HFC) networks. By joining with Alpha, we have aligned with the primary provider of power supply products to the cable industry to offer fully compatible and integrated DOCSIS transponders. We believe that as cable companies continue to leverage their growing DOCSIS-based HFC infrastructure to deliver voice, data and video services through a single conduit, we are well positioned to provide the range of quality assurance and testing products necessary to maintain our leading position in the cable marketplace. Further, much of the IP-based network infrastructure is similar, whether implemented in a telephony or cable network. As a result, we believe our development efforts for IP-based testing solutions in the cable market may translate well to the telecommunications network.

Development and Marketing of Software Solutions

     Along with our growing focus on the cable market, we have also increased our emphasis on developing and marketing software solutions for network assurance and testing. Given the increasing interest of the RBOCs in FTTx projects and the importance of software products to cable monitoring systems, we believe that our development of new software solutions will be an important determinant of our future success. Our LoopCare software is already the dominant OSS software for copper line networks. Because fiber-only networks require primarily software solutions for network testing, we have actively promoted our ability to adapt our existing LoopCare OSS to serve FTTx systems. Although we believe that it is much too early to determine the extent to which FTTx projects will be implemented, we will continue to analyze the capital spending trends in the industry and will attempt to adjust our product offerings accordingly.

     From 2001 to 2004, we reorganized our internal structure to de-emphasize existing hardware development efforts and, through our acquisitions, added significant capability in software engineering. The most recent reorganizations occurred on July 8, 2004 and July 21, 2004 when we announced a cost alignment program which eliminated, in two phases, approximately 50 positions. The majority of the reduction affected our research and development, manufacturing, and related overhead areas. On September 30, 2002, we announced a cost reduction initiative which included the elimination of 47 positions, primarily in research and development. We had additional cost alignment programs during 2001 that resulted in the elimination of 80 positions. Of the nearly 200 original positions eliminated, many related to hardware engineering and production activities. Conversely, many of the new employees are involved in software or system development. As a result of these changes, we believe that we are now better prepared to develop the software products that we believe will in the future comprise a large component of the test assurance market.

     Although software products generally generate higher margin returns for us than our hardware products, the initial development costs of software applications, coupled with the inherent problems with pricing software sold to customers, can make it difficult to assess the potential profitability of a new software product. Unlike our MCU products, which are comprised of proprietary technology that requires little modification, unless we acquire proprietary software, we must internally develop any new software products. Software development is a relatively expensive process, especially considering the human costs involved, and can be a lengthy process. Pricing presents another challenge; because it is customary in our industry to sell perpetual enterprise licenses that cover an entire customer’s operations, it can be difficult to assess, at the time of sale, the exact price that we should charge for a particular license. Initial pricing issues are somewhat lessened by the stream of revenue generated by the software maintenance agreements we normally enter into with our software customers; maintenance arrangements related to our LoopCare and Cheetah acquisitions in particular have elevated the revenues and importance of Services business to our future success.

     Furthermore, the sales process for our software products, especially to our RBOC customers, can be cumbersome. The increasing trend is for strict business case scrutiny by RBOCs relating to software sales, and for evidence of a shorter return on investment than was traditionally required to support a software purchase. In addition, to ensure compatibility with their respective networks, these customers can require significant periods of time to test our software products prior to agreeing to purchase them. This delay, coupled with the enterprise license nature of the software licenses that we typically offer, can lead to what we call “lumpy” software sales, meaning that software sales in one period are not necessarily indicative of future sales in the next period; our software revenues can follow unpredictable patterns, as our software products represent primarily one-time purchases that gain the approval of our customers at varying rates. As a result, although we are hopeful that our increased emphasis on software products will position us to meet the needs of the changing telecommunications marketplace, it is difficult to predict the market’s acceptance of our software offerings or the rate at which such products will generate revenue for us.

     We have placed this increasing emphasis on cable and software products as an avenue to replace the revenue historically generated by our core MCU products. As the life cycle for MCU products continues to mature, and certain RBOCs and other customers focus their capital spending on network improvements such as FTTx rather than hybrid networks, demand for our MCU and existing DigiTest products will likely diminish. As a result, even though we are confident because of the prominence of copper lines in telecommunications networks there will still be a market for MCU products, we expect that in general, sales of MCU products will decline over time. Nevertheless, we expect that MCU sales will continue to comprise a significant portion of our revenues for the foreseeable future.

     Our DigiTest product line, introduced in 1999 following development efforts with Lucent and Nortel, was originally targeted at Sprint for its rollout of DSL service in several U.S. markets. DigiTest products initially produced substantial revenues for us. Between 1999 and 2001, Sprint purchased approximately $22 million in DigiTest test heads. In 2001, however, Sprint discontinued this project and curtailed its DigiTest purchases, resulting in a material decline in overall DigiTest sales since then.

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

Increased Features for our Telecommunications Products

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

     The continuing general trends of reduced MCU sales and increasing software and cable-related product revenues, has resulted in the broadening of our customer base. Although we still rely on the RBOCs for a large portion of our revenues, the percentage of our overall revenues generated from RBOC customers has dropped from 77% in 2002 and 56% in 2003 to 54% in 2004. This decrease is due in part to the reduced capital spending of the RBOCs. More importantly to us, however, have been our increasing sales to new customers, primarily cable companies and CLECs. As our cable monitoring products become more fully entrenched, CLECs build out their own networks, and sales of our software to new customers increase, we expect that our dependence on the RBOCs for a large portion of our revenue will continue to decrease in 2005 and beyond.

     Because our cable products generate lower margins for us than our proprietary MCU and software offerings, an increase in the percentage of our sales of cable-related products relative to our traditional products will result in lower profitability. Furthermore, as consolidations within the cable industry and the adoption of the DOCSIS standards have caused and could continue to cause pricing pressure as competitors lower product pricing, our revenues have been and may continue to be adversely affected. Although we are developing DOCSIS-compatible hardware and our relationship with Alpha is one that we believe will prominently position us to succeed in the marketing of DOCSIS products, these DOCSIS products generate lower margins than have historically been generated by our proprietary technology. As a result, as our business shifts from our higher margin proprietary products to lower margin cable offerings and standardized products for which we have competition, we will need to sell greater volumes of our products to maintain our profitability.

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

Increased International Sales

     Because of the incompatibility of some of our products with the various technological standards employed abroad, including the MCU, our revenues from international sources historically have been immaterial. In response, during 2003, we reduced our international marketing staff. Since our MCU products are designed to meet the specifications of the hybrid copper-fiber network in the United States, they have limited applications in the international markets. Our LoopCare software products used in combination with DigiTest or EDGE, however, do have utility for international customers. Through our original equipment manufacturer (OEM) relationship with Lucent, our LoopCare products have been sold internationally in conjunction with purchases of Lucent hardware. Of particular note is our recent success with Lucent Technologies International in successfully bidding and obtaining a substantial piece of business with the Saudi Telecom Company (STC) in Saudi Arabia. Although it is an “as ordered” contract, it contemplates the purchase of all of the Company’s broadband offerings in addition to LoopCare software customization and an operating platform update effort. Product flow and acceptance, and therefore revenues, are currently largely expected to benefit 2005, with some revenue into early 2006.

     Furthermore, the Company enjoys a stream of software maintenance revenue from international sources. Our Cheetah product lines are also marketed internationally through OEM relationships. As demand for cable service internationally increases, we believe that our cable products in particular may offer an avenue to increasing our international sales, as worldwide cable standards do not differ materially from those supported by our products. In the short term, the success of our LoopCare, DigiTest and Cheetah offerings will primarily be dependent on the efforts of our OEM partners and in the competitiveness of our OEM pricing model.

Other Company Trends

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

Application of Critical Accounting Policies

     Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The application of certain of these accounting principles is more critical than others in gaining an understanding of the basis upon which our financial statements have been prepared. We deem the following accounting policies to involve critical accounting estimates.

Revenue Recognition

     We market and sell test system hardware and related software to the telecommunications and cable television industries. The Company follows Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” for hardware and software sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The bulk of our hardware sales are made to RBOCs and other large customers. Terms of these hardware sales are predominantly FOB shipping point. Revenue is recognized for these customers upon shipment against a valid purchase order. The timing of revenue recognition may require the judgment of management. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers and/or those in weak financial condition.

     For software perpetual license fee and maintenance revenue, we follow not only SAB 104, but also the AICPA’s Statement of Position (SOP) 97-2, “Software Revenue Recognition,” and Emerging Issues Task Force (EITF) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” These statements require that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software, leaving no significant obligations on the part of the Company to perform. We require a customer purchase order or other written agreement to document the terms of a software order and written, unqualified acceptance from the customer prior to revenue recognition. In certain limited cases, however, agreements provide for automatic customer acceptance after the passage of time from a pre-determined event and we have relied on these provisions for an indication of the timing of revenue recognition. In isolated cases for orders of custom software, or orders that require significant software customization, such as that associated with our contract with Lucent for test gear deployment in Saudi Arabia, we employ contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost. The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services may be separated into stand-alone fair values if not already documented in the purchase order or agreement and where list prices or other objective evidence of fair value exists to support such allocation, in accordance with the provisions of EITF Issue 00-21. Revenue will not be recognized for any single element until all essential elements are delivered and accepted.

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

Intangible Assets and Goodwill

     We had net intangible assets and Goodwill of $70.9 million at December 31, 2004 primarily resulting from the acquisitions of the LoopCare and Cheetah product lines in September 2001 and February 2003, respectively. In connection with these acquisitions, we utilized the transitional guidance of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite useful life, shall not be amortized for financial reporting purposes. An independent valuation consultant assisted the Company in identifying and valuing both the LoopCare and Cheetah intangible assets.

     In connection with the assets acquired in the LoopCare transaction, intangible assets of $45.8 million were identified. Capitalized software valued at $7.3 million was determined to have a definite useful life of five years and is being amortized over that period. Also identified were intangible assets related to the LoopCare trade name of $1.3 million, LoopCare base software of $5.2 million, and post-warranty service agreements of $32.0 million. Because of the longevity of the LoopCare trade name, the fact that over 80% of the original base software code that was developed in the 1970’s is still in use in the RBOCs today and strong sales and resultant cash flows are expected indefinitely into the future, both of these related identified intangible assets were determined to have indefinite useful lives. With regard to the post-warranty service agreements, these arrangements have been in place for many years and we believe that these annual agreements will be renewed into perpetuity due to their critical importance in the operations of the customers. At the end of 2003 and 2004, we had executed maintenance agreements with two of the four RBOCs while negotiating agreements with the other two customers. Early in 2005, we signed a two year agreement with one of the remaining RBOCs. We intend to maintain fixed fee arrangements for all maintenance contracts. Therefore, we believe that the non-amortizing characteristics of these intangible assets will be preserved. However, in the event negotiations would result in substantially less revenue to us than the current fixed fee agreements, the current fair value of these maintenance service agreements may be determined to be less than the $32.0 million carrying value, perhaps materially so, resulting in a non-cash charge against operating income and/or commencement of amortization of the remaining fair value over its then determined useful life. A similar analysis of the fair value of the maintenance service agreements would be required if any of our RBOC customers would terminate or indicate a definite life for their respective maintenance service agreement for any reason.

     In the Cheetah acquisition, intangible assets of $10.5 million were identified, of which base software valued at $2.9 million and proprietary technology valued at $1.0 million were determined to have a definite useful life of ten years and are being amortized over that period. Sales order backlog acquired in the transaction was valued at $0.5 million and was substantially amortized at December 31, 2003 and fully amortized as of March 27, 2004. This product line has three or four dominant customers who have purchased and supported Cheetah products for many years. This provides a dominant market position for this product line. As a result, the remaining identified intangible assets of customer base valued at $5.0 million and “Cheetah” trademark valued at $1.0 million have been determined to have an indefinite useful life and, along with goodwill of $3.3 million, are not being amortized.

     As of January 1, 2002, we fully adopted the provisions of SFAS No. 142. We have determined that we have only one reporting unit and have completed tests for goodwill impairment as of December 31, 2004 by comparing the aggregate market value of the Company’s stock with our book carrying value, including goodwill. These tests indicated that there was no impairment of the goodwill carrying value. From time to time, the market value of our stock temporarily declined to an amount below the book carrying value. We believe that these instances were reflective of then current conditions in the telecommunications and general markets and not an indication of fair value. However, future changes in circumstances, including a sustained decline in the aggregate market value of our stock, could necessitate a reconsideration of whether an impairment of goodwill carrying value has occurred, requiring an alternate testing of our fair value under guidance of SFAS No. 142. In that event, impairment in value up to the full amount of the goodwill could be determined, resulting in an impairment loss to be recorded in our financial statements.

     All other intangible assets were tested for impairment of carrying value as of December 31, 2004 using assumptions and techniques employed in the original valuation and following the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Specifically, the sum of the projected future cash flows to be derived from the LoopCare developed product software was compared with the net book carrying value. The impairment test for non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The values of the LoopCare trade name and Cheetah trademark were measured using the relief-from-royalty method and discounted cash flow analyses were employed to test the value of the LoopCare base software and post warranty maintenance service agreements and the value of the Cheetah customer base. These tests indicated that none of the intangible assets had impairment in carrying value. The Company plans to retest these assets annually as of December 31 or more frequently if events or changes in circumstances indicate that assets might be impaired.

     This testing relative to impairments involves critical accounting estimates. We relied upon our financial plan for 2005 and best estimates of revenues and cash flows for later years in measuring current values; however, these expectations may not be realized and future events and market conditions might indicate material impairment of value that could result in material charges to net income. Such a future situation would not, however, in and of itself affect our cash flow or liquidity.

Inventory Valuation

     We utilize a standard cost system that approximates first-in, first-out costing of the products. Standards are monitored monthly and changes are made on individual parts if warranted; otherwise standard costs are updated on all parts annually, normally in November of each year. Excess capacity is not included in the standard cost of inventory. We evaluate our inventories on a monthly basis for slow moving, excess and obsolete stock on hand. The carrying value of such inventory that is determined not to be realizable is reduced, in whole or in part, by a charge to cost of sales and reduction of the inventory value in the financial statements. The evaluation process, which has been consistently followed, relies in large part on a review of inventory items that have not been sold, purchased or used in production within a one-year period. Management also reviews, where appropriate, inventory products that do not meet this threshold but which may be unrealizable due to discontinuance of products, evolving technologies, loss of certain customers or other known factors. As a result of this comprehensive review process, an adjustment to the reserve for slow moving and obsolete inventory is normally made monthly. Inventory identified as obsolete is also discarded from time to time when circumstances warrant.

     Inventory realization is considered a critical accounting estimate since it relies in large part on management judgments as to future events and differing judgments could materially affect reported net income.

     The expense for slow moving and obsolete inventory was $2.5 million, $0.2 million and $0.3 million for 2002, 2003 and 2004, respectively. The valuation reserves increased $1.2 million in 2002, decreased by $0.9 million in 2003 and remained flat in 2004 to a balance of $1.4 million at December 31, 2004. Inventory physically scrapped was $1.3 million, $1.1 million and $0.3 million in 2002, 2003 and 2004, respectively.

Allowance for Doubtful Accounts

     Our accounts receivable balance, net of allowance for doubtful accounts was $10.7 million as of December 31, 2004, compared with $9.3 million as of December 31, 2003. The allowance for doubtful accounts as of December 31, 2004 was $0.8 million, compared with $0.9 million as of December 31, 2003. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current conditions that may affect a customer’s ability to pay.

     Our (credit) provision for doubtful accounts was ($0.2) million, $0.4 million, and $0.1 million for fiscal 2004, 2003, and 2002, respectively. In fiscal 2004, we recorded a credit for doubtful accounts as a result of the improvement in collectibility of specific customer accounts due to increased credit quality and resolution of disputes. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and an additional allowance could be required, which could have an adverse impact on our revenue.

Income Taxes

     We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. As of December 31, 2004, we had recorded net deferred tax liability of $1.3 million. As of December 31, 2003, we had a net deferred tax asset of $1.1 million. The change is related to a charge of $1.1 million related to state net operating loss carryforwards, a full valuation allowance against certain state net operating losses and due to amortization of intangible assets for tax purposes. We have evaluated all remaining deferred tax assets based on our current outlook and believe all remaining assets will be utilized. Additionally, during 2004, we reviewed the components of our tax contingency reserve and reduced the liability by $0.8 million. This represented a change in estimate based on a tax audit of earlier years and on evaluation of current circumstances. The impact of the state net operating loss carryforwards, state valuation allowance and the review of our tax contingency reserves resulted in a net charge of $0.3 million. Net deferred tax assets are expected to continue to decrease in future years. The timing of the reversal of the deferred tax liabilities and to a large extent the deferred tax assets are dependent upon uncertain future events and cannot be assumed to occur in the same tax years.

     The state net operating loss carryforward relates primarily to tax losses arising in 2000, a year in which the Company had significant tax deductions arising from stock option exercises. The majority of this carryforward is subject to state laws that allow a 20-year carry forward period with a $2.0 million limit on deductions in each year. Future realization of the recorded tax assets resulting from both timing differences and carryforward losses is dependent upon the existence of sufficient taxable income in future years. During 2004, we evaluated our ability to use net operating losses in the states of Pennsylvania and New York. Based on our review and expectations of future state losses we have established 100% reserve against these state net operating losses.

     SFAS No. 109 requires that a valuation allowance be recorded against a deferred tax asset when it is more likely than not that some or all of that deferred tax asset will not be realized and, accordingly, a valuation allowance of $1.8 million has been recorded against the state tax carryforward deferred tax assets. We believe that the recent business climate in the telecommunications industry is not permanent, however, based on our current tax structure we believe it is more likely than not that these net operating losses will not be realized in future years. The Company had a federal taxable loss in 2004 and will be able to carry this loss back to 2002 and should receive a refund of $0.6 million. We expect to have federal taxable income in future years.

Warranty

     We provide warranty coverage on our various products. Terms of coverage range from up to one year on software to two to five years for hardware products. We review products returned for repair under warranty on a quarterly basis and adjust the accrual for future warranty costs based upon cumulative returns experience. We also evaluate special warranty problems for products with high return rates to correct the underlying causes and, where deemed necessary, to provide additional warranty expense for expected higher returns of these products. Warranty costs associated with software sales are also accrued based on the projected hours to be incurred during the warranty period (normally three months). The accounting for warranty costs involves critical estimates and judgments that can have a material effect on net income. The warranty accrual decreased by $0.1 million in 2002, increased by $0.2 million in 2003, and decreased by $0.1 million in 2004 to a balance of $2.1 million at December 31, 2004.

     These areas involving critical accounting estimates are periodically reviewed and discussed with the Audit Committee of our Board of Directors.

Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenue

     Revenue for the year ended December 31, 2004 was $62.8 million, a decrease of $2.3 million or 3.5% from our revenue of $65.1 million for the year ended December 31, 2003. The decrease in revenue resulted primarily from further erosion in unit volume sales of traditional MCU products, partially offset by an increase in DigiTest products and LoopCare software sales and maintenance services. Sales of our MCU product line in 2004 were $21.1 million, a decrease of approximately $4.3 million, or 17.0%, from the results of the previous year. This decrease in sales was associated primarily with two of the four RBOC customers. Qwest purchased $2.2 million less from us in 2004 than in 2003, and SBC purchased $1.7 million less in 2004 than 2003. Although declining, we do expect MCU sales for the foreseeable future to continue to account for a meaningful portion of the Company’s revenue. The continuing maturation of this product line, the RBOCs trend of limiting capital spending in their traditional POTS networks and the evolution of the transmission network towards end to end fiber are the key reasons we expect it to decline over time. The MCU product line accounted for approximately 33.5% of 2004 revenue, down from 39.0% of our 2003 revenue.

     Sales of the Company’s DigiTest product line in 2004, including $1.1 million of LoopCare software, were approximately $7.7 million, an increase of approximately $1.1 million, or 16.9%, from the prior year. This increase in DigiTest sales was primarily the result of the RBOC LTS modernization initiatives. DigiTest sales accounted for approximately 12.3% of 2004 revenue, up from 10.1% of our 2003 revenue.

     Sales of stand-alone LoopCare software products in 2004 were approximately $4.4 million, representing a 27.4% increase over 2003. The increase in revenue is associated with deployments at Qwest and SBC.

     Services revenue consists of installation oversight and product management services provided to customers and fees from LoopCare and Cheetah software maintenance agreements. Service revenues were approximately $13.0 million in 2004 an increase of $0.7 million over the results of the previous year due to LoopCare services and Cheetah services. Services revenues accounted for approximately 20.7% of 2004 revenues, up from 18.9 % of our 2003 revenue.

     Overall sales of cable hardware and software products were $16.7 million in 2004, a decrease of $0.7 million or 4.2% from the prior year. The decrease is associated with CableLabs DOCSIS® certification of our transponder products which was received in the third quarter of 2004; however, it delayed the manufacturing of the product until final engineering enhancements were completed. Though we received CableLabs Certification, we are still working to resolve final technological product matters which continue to delay our manufacturing and deployment of this product. Overall sales of cable hardware and software products were 26.6% of 2004 revenue, down from 27.0% of 2003 revenue.

Gross Profit

     Gross profit for 2004 was $34.8 million compared to $36.0 million for 2003, a decrease of $1.1 million, or 3.2%, from the previous year. The overall decrease is gross profit resulted primarily from decreased sales levels and product sales mix. Gross profit as a percentage of revenue remained relatively stable at 55.5% for 2004 compared to 55.3% for 2003. Despite the decline in revenue from 2003, gross margin in 2004 as a percentage of sales remained level due to several offsetting factors including increased LoopCare RTU sales and the nature of the product mix of hardware sales.

Selling and Marketing Expenses

     Selling and marketing expenses consist primarily of personnel costs as well as commissions and travel expenses of direct sales and marketing personnel, and costs associated with various promotions and related marketing programs. Selling and marketing expenses for 2004 were $9.5 million, or 15.1% of revenues, compared to $9.4 million, or 14.4% of revenues for 2003. The increase in selling and marketing expenses is related to commission costs which increased $0.4 million and salaries which increased $0.2 million, partially offset by a decrease in consulting costs of $0.5 million. The increase in commissions is associated with our increased use of sales representatives for various international sales efforts. The decrease in consulting costs is the result of discontinuing our association with several consultants associated with penetration into various international markets.

General and Administrative Expenses

     General and administrative expenses consist primarily of personnel costs for finance, administrative and general management personnel as well as accounting, legal and insurance expenses. General and administrative expenses for 2004 were $7.3 million, or 11.7% of revenue, compared to $7.0 million, or 10.7% of revenues for 2003. The increase of $0.3 million, or 5.0%, is primarily attributed to an increase of $0.5 million in salaries and wages, a $0.7 million increase in professional services, partially offset by a $0.1 million decrease in incentive compensation and a $0.7 million decrease in bad debt expense. The increase in professional services is attributed to audit fees and consulting costs associated with Sarbanes Oxley 404 compliance. The decrease in bad debt expenses is associated with better than expected collection efforts and due to a charge of $0.5 million in 2003 associated with the Cheetah acquisition.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and other costs associated with the development of new products and technologies, including DigiTest, next generation Cheetah hardware and software and LoopCare software. Research and development expenses for 2004 were $15.8 million, or 25.1% of revenue, compared to $14.9 million, or 22.9% of revenue for 2003. This increase of $0.8 million was due to an increase in consulting costs of $0.2 million, depreciation expenses of $0.3 million and health insurance of $0.2 million.

Severance and related expenses

     During the third quarter of 2004, we implemented a cost reduction program that eliminated approximately 50 positions and resulted in a charge of $0.3 million in 2004. The cost reduction program was the result of a slowing MCU sales environment due primarily to the maturing of its product life cycle, a decrease in deployment of DLC systems as a result of loss of lines to competitors, as well as a shift of spending away from traditional POTS to new fiber-based network. Additionally, the delay in deployment of DigiTest and DigiTest EDGE and product mix to those products with lower gross margins were additional factors in the cost reduction programs.

Other Income

     Other income, which consisted primarily of interest income, was $0.4 million for 2004 and 2003.

Provisions for Income Taxes

     The Company’s effective tax rate for 2004 was 44.8% of pre-tax income, compared to a 38.0% rate in 2003. The significant change in the effective rate is related to state net operating loss carryforwards and the establishment of a full valuation allowance against certain state net operating losses. The state net operating loss carryforwards and valuation allowance resulted in a charge of $1.1 million to income tax expense. This was offset by our review of the components of our tax contingency reserve which resulted in a $0.8 million reduction of the reserve. This represented a change in estimate based on a tax audit of earlier years. The net impact of the state net operating loss carryforwards, state valuation allowances and review of our tax contingency reserves resulted in a net charge to income tax expense of $0.3 million.

Net Income and Earnings Per Share

     For the year ended December 31, 2004, net income was $1.3 million compared to $3.1 million for the year ended December 31, 2003, a decrease of $1.8 million, or 57.3%. Diluted earnings per common share were $0.10 for 2004 verses $0.24 for 2003. Diluted weighted average shares of common stock and equivalents outstanding were 13,253,294 in 2004 compared to 13,312,597 in 2003. The decrease in the diluted weighted average shares of common stock and equivalents outstanding is primarily the result of a reduction in the dilutive effect of outstanding stock options related to the decrease in weighted average share price of the Company’s common stock. As a percentage of revenues, net income for 2004 decreased to 2.1% from 4.8% in 2003.

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

     Overall sales of cable hardware and software products were $17.4 million in 2003, or 27% of 2003 revenue, of which $13.6 million was contributed by Cheetah hardware and CheetahNet™ (formerly NetMentor™) software products and $3.8 million were attributable to the Company’s legacy cable status monitoring products (formerly LIGHTHOUSE®). The legacy cable product sales were $3.1 million in the year earlier period.

     Sales of the Company’s DigiTest product line, including $1.2 million of related LoopCare software sales, decreased in 2003 by $1.7 million, or 20.5%, from our results for 2002. This decrease was primarily the result of both the inclusion in our 2002 results of the completion of a major centralized test head replacement and augmentation program by an RBOC and lower sales to Nortel Networks in 2003. DigiTest sales were made to each of the RBOCs in 2003 for modest loop test system initiatives and to both independent and competitive carriers for new installations and expansions of existing DigiTest systems. DigiTest product sales in 2003 represented $6.6 million, or 10.1%, of our 2003 revenues.

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

Provisions for Income Taxes

     The Company’s effective tax rate was 38.0% of income before income taxes in both 2003 and 2002.

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

Cheetah Acquisition

     On February 13, 2003, we acquired certain assets and assumed certain liabilities of the Cheetah Status and Performance Monitoring Product Line from Acterna, LLC for approximately $14.3 million in cash. We also capitalized acquisition related costs of approximately $0.6 million for a total cost of approximately $14.9 million. The transaction provided for an earnout to be paid in the first half of 2004 of up to $2.4 million based on certain 2003 performance targets. Our calculation indicates that amounts due under the earnout provision are immaterial. To date, these sums have not been paid, as we continue to negotiate the earnout and post closing purchase price adjustment with Acterna. The acquired assets consisted principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally related to deferred software maintenance, warranty and other obligations. The $14.3 million due at closing and related acquisition expenses were paid from available cash and short-term investments. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of the acquired product line from February 14, 2003 forward are included in our consolidated financial statements. The purchase price remains subject to change pending resolution of the continuing negotiations regarding the earn-out provision and post closing purchase price adjustments.

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments increased from $48.7 million at December 31, 2003 to $51.2 million at December 31, 2004. We have continued to generate sufficient cash flow from the operations to sustain our capital spending and to fund our business acquisitions. The $51.2 million of cash, cash equivalents and short-term investments are unrestricted and available for corporate purposes, including acquisitions, research and development and other general working capital requirements. We had working capital of $70.8 million as of December 31, 2004, a increase of $4.9 million or 7.4% from the $65.9 million of working capital as of December 31, 2003. The increase in working capital is largely a result of a $2.5 million increase cash and short term investments generated from our operating performance and an increase in accounts receivable and inventory partially offset by a $3.2 million increase in accrued expenses and deferred income.

     Overall, we generated cash from operating activities of $5.7 million in 2004 compared to $13.0 million in 2003. The decrease in cash flow is attributed to a $5.1 million decrease in inventory during 2003 due to strong sales in the fourth quarter of 2003 that drove inventory levels lower. Net cash used in investing activities decreased from a use of $16.0 million in 2003 to $4.5 million in 2004 due to the Cheetah acquisition in 2003. As discussed previously, during 2004, we made a $0.8 million investment for an exclusivity right and prepaid royalties related to certain technology. We made capital expenditures including capitalized software of $1.8 million, $2.8 million and $2.8 million in the three years ended December 31, 2002, 2003 and 2004, respectively. Our 2004 expenditures were primarily related to ongoing business requirements. Our 2003 expenditures were primarily related to providing supplies, office and computer equipment for our Sarasota location. Expenditures in 2002 included the acquisition of land adjacent to the Company’s current manufacturing facility. Planned capital expenditures for 2005 are approximately $3.5 million, including projects for test fixtures, development system, and computer and office equipment.

     The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”) with a bank. Under the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions. The Facility contains certain standard covenants with which we must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. A maximum leverage ratio restricts our total borrowings to approximately $15.0 million during the first quarter of 2005. Commitment fees are payable quarterly at an annual rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with our acquisition of the Cheetah product line to adjust the determination of base net worth. As of December 31, 2003 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.

     On January 21, 2004, our Board of Directors authorized the continuation of a share repurchase program which expired on December 31, 2003. Under this extension, we may repurchase a total of one million shares of our common stock before December 31, 2004. Since the initial repurchase program was instituted in April 1997, the Company has repurchased 461,800 shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. At our discretion we will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments.

     The impact of inflation on both the Company’s financial position and the results of operations has been minimal and did not adversely affect our 2004 results and is not expected to adversely affect our 2005 results. Our financial position enables us to meet our cash requirements for operations and capital expansion programs.

Off-Balance Sheet Arrangements

     We do not engage in transactions or arrangements with unconsolidated or other special purpose entities.

Related Party Transaction

     Gregory Quiggle was hired by the Company as Executive Vice President of Marketing on August 13, 2001. In connection with the recruitment of Mr. Quiggle, the Company made a loan to Mr. Quiggle in the amount of $210,000 pursuant to a Promissory Note (the “Note”) with interest accruing at 5% per annum. On August 20, 2001, Mr. Quiggle made a payment toward the principal balance of the Note in the amount of $48,000, thereby reducing the outstanding principal balance of the Note to $162,000. Beginning in 2003, Mr. Quiggle has made payments of principal and interest that further reduced the balance of the Note to $156,392 as of December 31, 2004. Effective January 1, 2005, in accordance with the options under the agreement, Mr. Quiggle elected to stop payment of principal and is only scheduled to make annual interest payments. The remaining outstanding balance of the Note is due and payable on or before the earlier of (i) May 2, 2008, (ii) the date of termination of Mr. Quiggle’s employment with the Company, or (iii) the date that Mr. Quiggle sells or otherwise transfers ownership of all or a portion of 40,200 shares of common stock of Acterna LLC, which shares are being held by the Company as collateral for payment of the Note. Presently, the shares of stock being held as collateral have no value. The Note has not been modified since its issuance.

Commitments and Contractual Obligations

     The Company has commitments under various non-cancelable leases related primarily to real estate in Cheswick, Pennsylvania, Bridgewater, New Jersey and Sarasota, Florida, which house the Company’s operations. Annual rentals due beyond December 31, 2004 under these agreements are $1.6 million in 2005, $0.9 million in 2006, $0.5 million in 2007, $0.1 million in 2008 and no commitment in 2009 as all current leases terminate in 2008. Our lease agreements include provisions for rent increases during the lease period; these increases are based on changes in the consumer price index and based on increases in our annual lease commitments and are not material. We are obligated to pay commitment fees under a credit facility as discussed in the “Liquidity and Capital Resources” section above. We also have commitments to provide software maintenance services under agreements which are generally one to three years in length and we have warranty obligations on products sold in prior periods, which are not reflected in the following table. Additionally, the Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase raw material parts in the event they would not be consumed by the manufacturing process in a normal course of business. The Company entered into these commitments in order to secure components that can only be purchase on a non-cancelable, non-refundable basis and to assure availability of components that have long lead times.

     The following table sets forth our aggregate contractual obligations as of December 31, 2004.

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Contractual Obligations

Long Term Debt Obligations	—	—	—	—	—

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	$3,072,041	$1,583,347	$1,342,976	$145,718	—

Purchase Obligations	$1,326,001	$1,282,586	$43,415	—	—

Other Long-Term Liabilities Reflected on Company’s Balance Sheet Under GAAP	—	—	—	—	—

Total	$4,398,042	$2,865,933	$1,386,391	$145,718	—

Key Ratios

     The Company’s days sales outstanding in trade accounts receivable were 67 and 57 days at December 31, 2004 and 2003, respectively. The Company’s inventory turnover ratio was 2.3 at December 31, 2004 and 2003. Both of these ratios are determined based on twelve month moving averages.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) FASB issued FASB Interpretations No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard had no impact on our financial condition or results of operations.

     In March 2004, the FASB approved Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this issue is to provide guidance for identifying other-than-temporarily impaired investments. EITF No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued EITF No. 03-1-1, which delayed the effective date of EITF No. 03-1, with the exception of certain disclosure requirements. We do not believe that EITF No. 03-1 will have a material impact on its financial condition and results of operations.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAC 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges...” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. We do not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

     In December 2004, the FASB issued Statement No. 123(R), “Shared-Based Payment”. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the date of the grant and recording such expense in the consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning in our third quarter of fiscal 2005. We are currently evaluating the impact of the adoption of Statement 123(R).

     In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring n fiscal periods beginning after June 15, 2005. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), Application of FASB Statement No. 109. “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the ‘American Jobs Creation Act of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued FASB Staff Position No FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We do not believe the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 nor will the FASB Staff Position have a material impact on our financial condition or results of operations.

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

Item 8. Financial Statements and Supplementary Data

Statements of Operations Data by Quarter (Unaudited) (in Thousands)

The following table presents unaudited quarterly operating results for each of the Company’s last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the Company’s audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the data. Such quarterly results are not necessarily indicative of the future results of operations.

	March 29,	June 28	Sept. 27	Dec. 31	March 27,	June 26	Sept. 25	Dec. 31
	2003	2003	2003	2003	2004	2004	2004	2004
Revenues:

Products	$11,571	$13,890	$12,529	$14,812	$14,455	$12,268	$10,236	$12,810

Services	2,972	3,244	3,087	2,994	3,152	3,198	3,402	3,296

	14,543	17,134	15,616	17,806	17,607	15,466	13,638	16,106
Cost of sales:

Products	5,292	6,232	5,528	5,910	6,014	6,266	4,556	5,354

Services	790	976	1,010	990	860	998	945	965

Amortization of intangibles	893	510	490	490	473	510	510	523

	6,975	7,718	7,028	7,390	7,347	7,774	6,011	6,842

Gross profit	7,568	9,416	8,588	10,416	10,260	7,692	7,627	9,264

Operating expenses:

Selling and marketing	1,971	2,421	2,320	2,677	2,472	2,383	2,198	2,431

General and administrative	1,737	1,828	1,665	1,767	1,934	1,661	1,849	1,901

Research and development	3,321	3,907	3,754	3,943	4,192	4,115	3,853	3,596

Severance and related expense	—	—	—	—	—	—	269	—

Total operating expense	7,029	8,156	7,739	8,387	8,598	8,159	8,169	7,928

Income (loss) from operations	539	1,260	849	2,029	1,662	(467)	(542)	1,336

Other income, net	147	85	76	92	90	67	109	180

Income (loss) before taxes	686	1,345	925	2,121	1,752	(400)	(433)	1,516

Provision for income taxes	261	511	351	806	672	(265)	(159)	842

Net income (benefit)	$425	$834	$574	$1,315	$1,080	$(135)	$(274)	$674

Earnings (Loss) Per Share Information:

Weighted average shares

Basic	13,091	13,104	13,113	13,116	13,120	13,132	13,148	13,141

Diluted	13,212	13,335	13,346	13,347	13,352	13,132	13,148	13,225

Net income (loss) per common share:

Basic	$0.03	$0.06	$0.04	$0.10	$0.08	$(0.01)	$(0.02)	$0.05

Diluted	$0.03	$0.06	$0.04	$0.10	$0.08	$(0.01)	$(0.02)	$0.05

Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tollgrade Communications, Inc.:

We have completed an integrated audit of Tollgrade Communications, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tollgrade Communications, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 2, 2005

Tollgrade Communications, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$31,059,972	$32,622,135
Short-term investments	17,624,668	18,537,310
Accounts receivable:
Trade, net of allowance for doubtful accounts at $916,307 in 2003 and $754,598 in 2004	9,254,718	10,690,695
Other	122,231	106,484
Inventories	11,154,676	12,940,878
Prepaid expenses and deposits	1,534,034	2,542,565
Refundable income taxes	383,704	964,171
Deferred tax assets	1,361,947	1,143,410

Total current assets	72,495,950	79,547,648
Property and equipment, net	8,292,412	7,859,709
Deferred tax assets	1,152,846	176,464
Intangibles	44,500,000	45,107,750
Goodwill	19,339,682	19,339,682
Capitalized Software Costs, net	7,712,624	6,452,749
Receivable from officer	160,940	156,392
Other assets	174,520	194,081

Total assets	$153,828,974	$158,834,475

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,007,178	$1,086,818
Accrued warranty	2,149,905	2,081,238
Accrued expenses	589,215	1,771,930
Accrued salaries and wages	911,725	717,540
Accrued royalties payable	395,710	414,408
Income taxes payable	1,018,230	168,501
Deferred income	480,235	2,461,728

Total current liabilities	6,552,198	8,702,163
Deferred tax liabilities	1,447,690	2,623,377

Total liabilities	7,999,888	11,325,540
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares, 10,000,000; issues shares, -0- in 2003 and 2004	—	—
Common stock, $ .20 par value—authorized shares, 50,000,000; issued shares, 13,580,370 in 2003 and 13,622,940 in 2004	2,716,074	2,724,588
Additional Paid-in Capital	70,808,584	71,134,745
Treasury stock, at cost, 461,800 shares in 2003 and 2004	(4,790,783)	(4,790,783)
Retained Earnings	77,095,211	78,440,385

Total shareholders’ equity	145,829,086	147,508,935

Total liabilities and shareholders’ equity	$153,828,974	$158,834,475

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries

Consolidated Statements of Operations

		Years Ended December 31,
	2002	2003	2004

Revenues:
Products	$48,146,350	$52,802,488	$49,769,630
Services	10,428,165	12,297,199	13,048,109

	58,574,515	65,099,687	62,817,739
Cost of sales:
Products	20,799,976	22,965,791	22,190,686
Services	3,319,441	3,766,047	3,768,184
Amortization	1,464,098	2,381,203	2,016,547

	25,583,515	29,113,041	27,975,417

Gross profit	32,991,000	35,986,646	34,842,322

Operating expenses:
Selling and marketing	8,766,207	9,388,004	9,483,442
General and administrative	5,489,163	6,997,131	7,346,081
Research and development	13,838,719	14,924,797	15,755,580
Severance and related expense	175,723	—	268,637

Total operating expense	28,269,812	31,309,932	32,853,740

Income from operations	4,721,188	4,676,714	1,988,582
Other income:
Interest income (including interest income from officer receivable of $8,000 in 2003 and 2004)	692,592	400,682	447,075

Total other income	692,592	400,682	447,075

Income Before Taxes	5,413,780	5,077,396	2,435,657
Provision for income taxes	2,057,236	1,929,410	1,090,483

Net income	$3,356,544	$3,147,986	$1,345,174

EARNINGS PER SHARE INFORMATION:

Weighted average shares of common stock and equivalents:
Basic	13,095,068	13,105,779	13,140,871
Diluted	13,313,676	13,312,597	13,253,294

Net income per common share:
Basic	$0.26	$0.24	$0.10
Diluted	$0.25	$0.24	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2001	—	—	13,513,119	$2,702,624	$70,010,254	$(3,164,975)	$70,590,681	$140,138,584

Exercise of common stock options	—	—	39,617	7,923	270,252	—	—	278,175
Tax benefit from exercise of stock options	—	—	—	—	208,519	—	—	208,519
Purchase of treasury stock	—	—	—	—	—	(1,625,808)	—	(1,625,808)
Net Income	—	—	—	—	—	—	3,356,544	3,356,544

Balance at December 31, 2002	—	—	13,552,736	2,710,547	70,489,025	(4,790,783)	73,947,225	142,356,014

Exercise of common stock options	—	—	27,634	5,527	242,767	—	—	248,294
Tax benefit from exercise of stock options	—	—	—	—	76,792	—	—	76,792
Net Income	—	—	—	—	—	—	3,147,986	3,147,986

Balance at December 31, 2003	—	—	13,580,370	2,716,074	70,808,584	(4,790,783)	77,095,211	145,829,086

Exercise of common stock options	—	—	42,570	8,514	261,198	—	—	269,712
Tax benefit from exercise of stock options	—	—	—	—	64,963	—	—	64,963

Net income	—	—	—	—	—	—	1,345,174	1,345,174

Balance at December 31, 2004	—	—	13,622,940	$2,724,588	$71,134,745	$(4,790,783)	$78,440,385	$147,508,935

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2002	2003	2004

Cash flows from operating activities:
Net income	$3,356,544	$3,147,986	$1,345,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,799,353	4,749,399	4,629,896
Tax benefit from exercise of stock options	208,519	76,792	64,963
Refund (utilization) of income taxes paid	1,166,007	253,452	(580,467)
Deferred income taxes	540,391	1,260,095	2,370,606
Provision for losses on inventory	1,231,833	(877,832)	(45,289)
Provision for allowance for doubtful accounts	100,000	441,307	(161,709)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable — trade	1,250,275	(1,749,749)	(1,274,268)
Decrease in accounts receivable — other	300,711	30,059	15,747
(Increase) decrease in inventories	6,859,187	5,117,203	(1,740,913)
Increase in prepaid expenses deposits and other assets	(613,245)	(93,579)	(1,027,375)
Increase (decrease) in accounts payable	(305,756)	507,535	79,640
Decrease in accrued warranty	(87,480)	(55,615)	(68,667)
Increase (decrease) in accrued expenses and deferred income	(82,408)	(568,225)	3,164,208
Increase (decrease) in accrued royalties payable	(75,071)	73,330	18,698
(Decrease) increase in accrued salaries and wages	214,213	368,386	(194,185)
(Decrease) increase in income taxes payable	(292,261)	326,937	(849,729)

Net cash provided by operating activities:	17,570,812	13,007,481	5,746,330

Cash flows from investing activities:
Purchase of investments	(23,057,447)	(4,935,500)	(15,245,845)
Redemption/maturity of investment	10,367,887	6,639,715	14,333,203
Capital expenditures, including capitalized software	(1,829,679)	(2,800,292)	(2,826,237)
Investments in other assets	(10,501)	—	(715,000)
Purchase of Cheetah	—	(14,899,010)	—

Net cash used in investing activities:	(14,529,740)	(15,995,087)	(4,453,879)

Cash flows from financing activities:
Purchase of treasury stock	(1,625,808)	—	—
Proceeds from the exercise of stock options	278,175	248,294	269,712

Net cash provided by (used in) financing activities:	(1,347,633)	248,294	269,712

Net increase (decrease) in cash and cash equivalents	1,693,439	(2,739,312)	1,562,163

Cash and cash equivalents at beginning of period	$32,105,845	$33,799,284	$31,059,972

Cash and cash equivalents at end of period	$33,799,284	$31,059,972	$32,622,135

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$1,898,379	$13,523	$29,467
Supplemental disclosure of non-cash financing activity:
Final purchase price adjustment	—	$211,955	—

The accompanying notes are an integral part of the consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Tollgrade Communications, Inc. (the “Company”) designs, engineers, markets and supports test system, test access and status monitoring products and test software for the telecommunications and cable television industries primarily in the United States. The Company’s telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service (“POTS”) lines containing both copper and fiber optics. The Company’s test system products, specifically the DigiTest test platform, focus on helping local exchange carriers conduct the full range of fault diagnosis along with the ability to pre-qualify, deploy and maintain next-generation services including Digital Subscriber Line service. The Company’s cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. The Company was organized in 1986 and began operations in 1988.

USE OF ESTIMATES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The actual results experienced by the Company could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained at one financial institution. No collateral or security is provided on these deposits, other than $100,000 of deposits per financial institution which is insured by the Federal Deposit Insurance Corporation.

INVESTMENTS

Short-term investments at December 31, 2004 and 2003 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.

The Company classifies its investment in all debt securities as “held to maturity” as the Company has the positive intent and ability to hold the securities to maturity.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customers’ ability to pay.

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

RECEIVABLE FROM OFFICER

The Company extended a loan for $210,000 under a promissory note to an officer of the Company in July 2001. The note provides for interest at 5% per annum with repayment under various conditions but no later than May 20, 2008. The loan was originally secured by collateral which currently has no value. The balance of the loan at December 31, 2004 and 2003 was $156,392, and $160,940 respectively. The principal and interest were current at December 31, 2004 and 2003.

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

	2003	2004

Balance at the beginning of the year	$1,981,000	$2,150,000
Accruals for warranties issued during the year	872,000	1,435,000
Cheetah opening accrual — See Note 2	225,000	—
Settlements during the year	(928,000)	(1,504,000)

Balance at the end of the year	$2,150,000	$2,081,000

REVENUE RECOGNITION

     We market and sell test system hardware and related software to the telecommunications and cable television industries. The Company follows Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” for hardware and software sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The bulk of our hardware sales are made to RBOCs and other large customers. Terms of these hardware sales are predominantly FOB shipping point. Revenue is recognized for these customers upon shipment against a valid purchase order.

     For software perpetual license fee and maintenance revenue, we follow not only SAB 104, but also the AICPA’s Statement of Position (SOP) 97-2, “Software Revenue Recognition,” and Emerging Issues Task Force (EITF) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” These statements require that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software, leaving no significant obligations on the part of the Company to perform. We require a customer purchase order or other written agreement to document the terms of a software order and written, unqualified acceptance from the customer prior to revenue recognition. In certain limited cases, however, agreements provide for automatic customer acceptance after the passage of time from a pre-determined event and we have relied on these provisions for an indication of the timing of revenue recognition. In isolated cases for orders of custom software, or orders that require significant software customization over a long period of time, such as that associated with our contract with Lucent for test gear deployment in Saudi Arabia, we employ contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost. Revenue recognized under the percentage of completion method during 2004, 2003, and 2002 was not significant. The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services may be separated into stand-alone fair values if not already documented in the purchase order or agreement and where list prices or other objective evidence of fair value exists to support such allocation, in accordance with the provisions of EITF Issue 00-21. Revenue will not be recognized for any single element until all essential elements are delivered and accepted. Revenue from Services (testability consulting) is recognized upon services being rendered. Reimbursement for out-of-pocket costs is recognized as revenue and simultaneously recognized as the cost of product sales. All fees billed to customers for shipping and handling are classified as a component of product revenue and simultaneously recognized as the cost to product sales. Revenue from Services also includes revenue from maintenance agreements. Maintenance revenue is generally recognized on a straight-line basis over the life of the related agreement, which is typically one year. Customer advances and amounts due from customers in excess of revenue recognized are recorded as deferred income. Revenue for license and royalty fees is recognized when earned.

GOODWILL AND PURCHASED AND OTHER INTANGIBLES

Goodwill and intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Statement of Financial Accounting Standards No. 142 (SFAS 142) requires goodwill and intangible assets with indefinite useful lives to be reviewed at least annually. Determination of recoverability for indefinite lived assets is based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. We have determined that we only have one operating unit and test goodwill for impairment by comparing the aggregate market value of the Company’s stock with our book carrying value. SFAS 142 also required that intangible assets with definite lives and other long lived assets to be amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Live Assets.” No impairments have been recorded to date.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs to develop or improve hardware-related products are charged to operations as incurred.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Any costs incurred to establish the technological feasibility of software to be sold or otherwise marketed are expensed as research and development costs. Costs incurred subsequent to the establishment of technological feasibility, and prior to the general availability of the product to the public are capitalized and subsequently amortized under the straight-line method. The Company defines technological feasibility as coding and testing in accordance with detailed program designs. Internally generated software development costs that have been capitalized were, $68,100 in 2002, $115,383 in 2003, and $107,690 in 2004. Such costs are being amortized over five years.

INCOME TAXES

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities and assets are determined based on the “temporary differences’’ between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

SEGMENT INFORMATION

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information, Financial Reporting for Segments of a Business.” This statement establishes standards for reporting information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. The Company manages and operates its business as one segment. International sales were 7.6% of revenue in 2004, 5.8% in 2003 and 6.3% in 2002.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities,” and SFAS No, 149, “Amendment of Statement 133 on Derivative Instruments and Hedging.” This statement establishes standards for reporting information about various derivative financial instruments and accounting for their change in fair value. The Company does not hold or issue derivative instruments for hedging purposes and, therefore, this standard does not have a material effect on the consolidated financial position or results of operations of the Company.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform with the current year presentation. These reclassifications were related to the consolidated statement of cash flows and did not result in a change to net cash provided (used) in operating, investing or financing activities and had no effect on reported net income.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans which are described more fully in Note 6. The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (”APB 25”). Under these provisions, stock-based employee compensation cost is not reflected in net income for any year, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost for these stock options based on the fair value method set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” net income (loss) and earnings (loss) per share would have reflected the pro forma amounts indicated in the following table:

	Years Ended December 31,
	2002	2003	2004

Net income, as reported	$3,356,544	$3,147,986	$1,345,174
Deduct: Total stock-based employee compensation expense based on the fair value method for all awards, net of related tax effects.	4,626,927	1,854,554	340,394

Pro forma net (loss) income	$(1,270,383)	$1,293,432	1,004,780

Earnings (loss) per share:
Basic - as reported	$0.26	$0.24	$0.10
Basic - pro forma	$(0.10)	$0.10	$0.08

Diluted - as reported	$0.25	$0.24	$0.10
Diluted - pro forma	$(0.10)	$0.10	$0.08

2. ACQUISITIONS

On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah™ status and performance monitoring product line (“Cheetah”) from Acterna, LLC (“Acterna”) for approximately $14,300,000 in cash. In addition, acquisition-related costs of approximately $599,000 were capitalized for a total cost of approximately $14,899,000. The transaction provided for an earnout to be paid in the first half of 2004 of up to $2,400,000 based on certain 2003 performance targets. As of December 31, 2004 we were still negotiating the earnout payment and the current calculation indicates that amounts due under this provision are immaterial. The acquired assets consist principally of existing sales order backlog, product inventory, intellectual property, software and related computer equipment, while the assumed liabilities principally relate to deferred software maintenance, warranty and other obligations. The $14,300,000 due at closing and related acquisition expenses were paid from available cash and short-term investments. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” and accordingly, the results of operations of the acquired product line from February 14, 2003 forward are included in the consolidated financial statements of the Company.

The Company has made an allocation of the Cheetah purchase price to the fair value of assets acquired and liabilities assumed. The purchase price remains subject to change pending resolution of the continuing negotiations regarding the earn-out provision and post closing purchase price adjustments. Any changes to the purchase price are expected to be accounted for as adjustments to goodwill and may be material.

The following summarizes the current estimated fair values as of the date of the Cheetah acquisition:

Inventories		$1,301,000
Property and Equipment, net		537,000
Deferred Tax Assets		88,000
Intangible Assets:
Customer Base	$5,000,000
Cheetah Trademark	1,000,000
Base Software	2,900,000
Proprietary Technology	1,000,000
Sales Order Backlog	543,000	10,443,000

Goodwill		3,390,000

Total Assets Acquired		$15,759,000

Deferred Income		(625,000)
Other Liabilities		(235,000)

Total Liabilities Assumed		$(860,000)

Net Assets Acquired of Cheetah		$14,899,000

An independent valuation consultant assisted management in its initial determination of fair value assigned to certain intangible assets other than goodwill. Discounted future cash flow models were utilized where appropriate.

The Cheetah product line has maintained a significant market share in cable status and performance monitoring equipment for more than 25 years and has a large installed customer base, including many of the largest multiple system cable operators. The Company has assumed that, on average, approximately 85% of future revenues attributable to Cheetah products will be derived from this customer base and, based on prior experience, does not anticipate turnover or loss of these customers. Therefore, the Company has concluded that the customer base and Cheetah trademark intangible assets have an indefinite life. Consequently, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the values assigned to customer base and the Cheetah trademark, as well as to related goodwill, are not being amortized for financial reporting purposes.

The Company intends that the base software will be used in future releases of CheetahNet™ (formerly NetMentor™) and other software products with little change into the foreseeable future. Similarly, the proprietary technology embedded in transponder hardware is designed to have a relatively long useful life. Therefore, the Company has determined that the base software and proprietary software have a remaining useful life of ten years and are being amortized for financial reporting purposes over that period.

For tax purposes, the Company is amortizing all intangible assets over 15 years. Goodwill deducted for tax purposes amounted to $1,077,000 in 2002, $1,265,000 in 2003 and $1,308,000 in 2004.

The following condensed proforma results of operations reflect the proforma combination of the Company and the acquired Cheetah product line as if the combination occurred on January 1, 2002:

	(In Thousands, Except Per Share Data)
	Unaudited	Unaudited
	Proforma	Proforma
	December 31, 2002	December 31, 2003

Revenues	$80,159	$66,463

Income from operations	$10,373	$5,347

Net income	$6,692	$3,565

Diluted earnings per share	$0.50	$0.27

Revenues for 2002, cost of sales and operating expenses for proforma determinations were based on historical information provided by Acterna with proforma adjustments made to adjust gross margins to 50% of revenues and to adjust operating expenses based upon the Company’s financial plan for Cheetah for 2003. These adjustments were made to reflect significant changes to operations made by the Company since the acquisition. This proforma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have incurred had the Cheetah product line acquisition been consummated on January 1, 2002. In addition, these results are not intended to be a projection of future results.

3. INTANGIBLE ASSETS

SFAS No. 142 provides that entities evaluate the remaining useful lives of intangible assets determined to have indefinite useful lives periodically to determine whether events and circumstances continue to support an indefinite useful life and that such assets be tested at least annually for impairment of value. The Company’s policy is to test all intangible assets for impairment in value as of December 31 of each year or more frequently if events or changes in circumstances indicate that assets might be impaired. The Company has determined that it has only one reporting unit and has completed a test for goodwill impairment as of December 31, 2004 by comparing the aggregate market value of the Company’s stock with the Company’s book carrying value, including goodwill. This test indicated that there was no impairment of the goodwill carrying value.

All other intangible assets were tested for impairment of carrying value as of December 31, 2004 using assumptions and techniques employed in the original valuations and following the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Specifically, the sum of the projected future cash flows to be derived from assets with definite lives was compared with the net book carrying value. The impairment test for non-amortizable intangible assets other than goodwill consisted of a comparison of the estimated fair value with carrying amounts. The values of the LoopCare trade name and Cheetah trademark were measured using the relief-from-royalty method and discounted cash flow analyses were employed to test the value of the LoopCare base software and post warranty maintenance service agreements and the value of the Cheetah customer base. These tests indicated that none of the intangible assets had impairment in carrying value. The Company will retest these assets annually as of December 31 or more frequently if events or changes in circumstances indicate that assets might be impaired.

The following information is provided regarding the Company’s intangible assets and goodwill:

	As of December 31, 2003		As of December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Cheetah sales order backlog, Included in Inventory	$543,273	$539,442	$543,273	$543,273
Exclusivity agreement	—	—	715,000	107,250

Total Amortized Intangibles	543,273	$539,442	$1,258,273	$650,523

Non-amortized intangible assets:
LoopCare trade name	$1,300,000	$—	$1,300,000	$—
Base software - LoopCare	5,200,000	—	5,200,000	—
Post warranty maintenance
service agreements	32,000,000	—	32,000,000	—
Customer Base - Cheetah	5,000,000	—	5,000,000	—
Cheetah Trademark	1,000,000	—	1,000,000	—

Total Non-amortized Intangibles	$44,500,000	—	$44,500,000	—

Total Intangibles	$45,043,273	$539,442	$45,758,273	$650,523

Capitalized software:
Developed product software	$7,483,483	$3,313,359	$7,591,173	$4,817,234
Base software - Cheetah	2,900,000	265,833	2,900,000	555,833
Proprietary technology	1,000,000	91,667	1,000,000	191,667
Clear Software Purchase	—	—	537,900	11,590

Total capitalized software (long term)	$11,383,483	$3,670,859	$12,029,073	$5,576,324

Goodwill	$19,339,682	$—	$19,339,682	$—

Estimated amortization expense for the years ended:

December 31, 2005	$2,158,815
December 31, 2006	$1,793,814
December 31, 2007	$694,717
December 31, 2008	$674,552
December 31, 2009	$536,102
Thereafter	$1,202,499

Actual amortization expense for the years ended:

December 31, 2002	$1,464,098
December 31, 2003	$2,381,203
December 31, 2004	$2,016,547

We have entered into certain third party license agreements to augment our next-generation technology. During the first quarter of 2004, the Company entered into a License Agreement (Initial Agreement) with a third party software vendor for certain Voice Over Internet Protocol (VoIP) technology, pursuant to which the Company obtained a non-exclusive license to use, further develop and incorporate into certain of its products such technology. In conjunction with this agreement during the first quarter of 2004, we prepaid approximately $0.3 million in services, license and non-refundable royalty fees.

The Initial Agreement was replaced and superseded by a second license agreement during the second quarter of 2004, pursuant to which the Company obtained a perpetual worldwide right and license to use, further develop and incorporate such technology into any of its products. Additionally, the agreement provides that during the term of the agreement, the Company is the sole and exclusive licensee for particular applications of this technology. The agreement is for a period of five years. In conjunction with this agreement, the Company paid approximately $0.7 million for the exclusivity right and prepaid approximately $0.1 million of additional non-refundable royalty fees. Royalty expense will be recognized based on the underlying related products sales. The exclusivity fee will be amortized on a straight line basis over the five year contract period effective April 1, 2004.

Additionally, during the fourth quarter of 2004, we purchased certain software from a third party for $0.5 million, the value of what is recorded as capitalized software in the accompanying balance sheet. The Company is currently modifying the software for sale in the latter part of 2005.

4. INVENTORIES

Inventories consisted of the following:

	December 31, 2003	December 31, 2004

Raw Materials	$7,398,419	$7,631,246
Work in Process	3,723,409	4,441,737
Finished Goods	1,497,848	2,287,606

	12,619,676	14,360,589

Reserves for slow moving and obsolete inventory	(1,465,000)	(1,419,711)

	$11,154,676	$12,940,878

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Years	December 31, 2003	December 31, 2004

Test equipment and tooling	3-5	$8,543,299	$9,810,622
Office equipment and fixtures	5-7	7,747,768	8,438,048
Leasehold improvements	1-6	2,353,626	2,476,704
Building	20	141,637	141,637

		18,786,330	20,867,011
Less accumulated depreciation and amortization		(11,989,075)	(14,502,459)

Subtotal		6,797,255	6,364,552
Land		1,495,157	1,495,157

		$8,292,412	$7,859,709

Depreciation expense was $2,335,255 for 2002, $2,368,196 for 2003, and $2,613,349 for 2004.

6. SHAREHOLDERS’ EQUITY

COMMON STOCK

The Company has 50,000,000 authorized shares which have a par value of $.20 per share. As of December 31, 2003 and 2004, there were 13,118,570 and 13,161,140 outstanding shares, respectively.

STOCK REPURCHASE PROGRAM

Under previously authorized share repurchase programs, the Company had repurchased 461,800 shares of Tollgrade common stock as of December 31, 2002. These purchases of treasury stock were intended to make those shares available under the Company’s long term incentive compensation plans. On January 22, 2003, the Board of Directors authorized the continuation of the share repurchase program to repurchase a total of one million shares of the Company’s common stock before December 31, 2003. During 2003, the Company did not repurchase any common stock.

On January 21, 2004, the Board of Directors authorized the continuation of the share repurchase program under which the Company may repurchase a total of one million shares of its common stock before December 31, 2004. During 2004, the Company did not purchase any common stock. On January 27, 2005, The Board of Directors authorized the continuation of the share repurchase program under which the Company may repurchase up to a total of one million shares of its common stock before December 31, 2005.

STOCK COMPENSATION PLANS

Under the Company’s stock compensation plans, directors, officers and other employees may be granted options to purchase shares of the Company’s common stock. The option price on all outstanding options is equal to the fair market value of the stock at the date of the grant, as defined. The options generally vest ratably over a two-year period, with one-third vested upon grant and expire ten years from the date of grant. The Company’s option programs cover all employees and are used to attract and retain qualified personnel in all positions.

On February 19, 1999, the Board of Directors approved a proposal to increase the number of shares under the 1995 Long-Term Incentive Compensation Plan (the “1995 Plan”) by 230,000 shares, with a corresponding cancellation of a similar number of shares under the 1998 Employee Incentive Compensation Plan (the “1998 Plan”). The shareholders approved this action on May 6, 1999. On December 14, 2000, the Board of Directors of the Company approved a proposal to increase the number of shares available under the 1998 Plan by 200,000 shares, from 740,000 to 940,000 shares. On May 23, 2001, the shareholders approved an amendment to the Company’s 1995 Plan, as adopted by the Board of Directors on January 25, 2001, to increase the number of shares available under the Plan by 275,000 shares, from 2,210,000 to 2,485,000. The aggregate number of shares of the Company’s Common Stock which may be issued under the 1995 Plan and the 1998 Plan is 2,485,000 and 940,000 shares, respectively, subject to proportionate adjustment in the event of stock splits and similar events. On January 24, 2002, the Board of Directors approved a proposal to increase the number of shares available under the 1998 Plan by 50,000 shares, from 940,000 to 990,000 shares. That same date, the Board also approved a proposal to increase the number of shares available under the 1995 Plan by 200,000. On May 7, 2002, the shareholders approved an amendment to the 1995 Plan, as adopted by the Board of Directors on January 24, 2002, to increase the number of shares available by 200,000 from 2,485,000 to 2,685,000. The maximum number of shares which may be awarded under the 1995 Plan to any one Named Executive Officer during any calendar year of the life of the plan is 200,000 shares. All full-time active employees of the Company, excluding officers and directors, are eligible to participate in the 1998 Plan. Amendments to the 1998 Plan do not require the approval of the shareholders, but are approved by the Board of Directors. The Company has 2,061,767 total shares reserved under the option plans. The shares authorized but not granted under these plans at December 31, 2003 and 2004 were as follows:

	Shares Authorized But Not Granted
	December 31, 2003	December 31, 2004

1995 Long-Term Incentive Compensation Plan	238,778	251,779
1998 Employee Incentive Compensation Plan	27,223	69,468

Total	266,001	321,247

The fair value of the stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2003 and 2004: expected volatility of 93.2% in 2002, 96.7% in 2003 and 71.8% in 2004; a risk-free interest rate of 2.67% in 2002, 2.44% in 2003, and 3.21% in 2004; and an expected holding period of four years. We have never paid any dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. Using the Black-Scholes option-pricing model, the weighted average fair value of stock options granted during 2002, 2003 and 2004, is $9.52, $9.61and $6.85 per share, respectively.

     Transactions involving stock options under the Company’s various stock option plans and otherwise are summarized below:

	Number of		Weighted Average
	Shares	Range of Options Price	Exercise Price

Outstanding, December 31, 2001	1,673,630	$6.00000-159.18750	$34.55
Granted	152,000	9.48500 - 24.21000	14.39
Exercised	(39,617)	6.00000 - 28.39500	7.02
Cancelled	(83,307)	6.00000 - 159.18750	41.29

Outstanding, December 31, 2002	1,702,706	6.00000 - 159.18750	33.06
Granted	120,700	12.14500 - 159.18750	14.07
Exercised	(27,634)	14.01000 - 21.22000	8.99
Cancelled	(42,640)	6.00000 - 159.18750	41.96

Outstanding, December 31, 2003	1,753,132	6.00000 - 159.18750	31.92
Granted	33,000	9.19000 - 12.32000	11.73
Exercised	(42,570)	6.00000 - 12.55000	6.34
Cancelled	(88,246)	9.26570 - 159.18750	61.97

Outstanding, December 31, 2004	1,655,316	$6.00000-159.18750	$30.57

Options exercisable at:	Number of Shares

December 31, 2002	1,454,464	$34.90
December 31, 2003	1,657,364	$32.97
December 31, 2004	1,629,607	$30.85

The following table summarizes the status of the stock options, outstanding and exercisable, at December 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable

	Number	Weighted Average	Weighted		Weighted
Range of Exercise	Outstanding	Remaining	Average		Average
Prices	as of 12/31/04	Contractual Life	Exercise Price	Shares	Exercise Price

$6.00000 - 7.28130	186,200	3.40	7.04	186,200	7.04

$7.50000 - 9.48500	205,755	4.51	8.34	205,089	8.33

$9.81250 - 12.55000	243,916	5.47	11.16	222,787	11.03

$12.79690 - 15.83500	177,918	4.56	13.63	177,502	13.63

$16.00000 - 21.92500	200,668	6.82	19.54	197,170	19.60

$22.51500 - 28.39500	192,584	6.81	27.84	192,584	27.84

$28.70000 - 55.89850	265,450	6.40	42.30	265,450	42.30

$71.87500 - 103.59375	12,000	5.72	98.31	12,000	98.31

$117.34400 - 117.34400	154,000	5.62	117.34	154,000	117.34

$159.18750 - 159.18750	16,825	5.53	159.19	16,825	159.19

Total	1,655,316	5.51	30.57	1,629,607	30.85

SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS

In order to protect shareholder value in the event of an unsolicited offer to acquire the Company, on July 23, 1996, the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock. The dividend was payable on August 15, 1996 to shareholders of record as of that date. The aforementioned rights are exercisable only if a person or group acquires or announces an offer to acquire 20% or more of the Company’s common stock. In such an event, each right will entitle shareholders to buy one-hundredth of a share of a new series of preferred stock at an exercise price of $115.00. Each one-hundredth of a share of the new preferred stock has terms designed to make it the economic and voting equivalent of one share of common stock.

If a person or group acquires 20% or more of the Company’s outstanding common stock, each right not owned by the person or group will entitle its holder to purchase at the right’s exercise price a number of shares of the Company’s common stock (or, at the option of the Company, the new preferred stock) having a market value of twice the exercise price. Further, at any time after a person or group acquires 20% or more (but less than 50%) of the outstanding common stock, the Board of Directors may at its option, exchange part or all of the rights (other than rights held by the acquiring person or group) for shares of the Company’s common or preferred stock on a one-for-one basis. Each right further provides that if the Company is acquired in a merger or other business transaction, each right will entitle its holder to purchase, at the right’s exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the exercise price.

The Board of Directors is entitled to redeem the rights for one cent per right at any time before a 20% position has been acquired. The Board of Directors is also authorized to reduce the 20% thresholds referred to above to not less than 10%.

7. LICENSE AND ROYALTY FEES

The Company has entered into several technology license agreements with certain major Digital Loop Carrier (DLC) vendors and major Operation Support System (OSS) equipment manufacturers under which the Company has been granted access to the licensor’s patent technology and the right to manufacture and sell the patent technology in the Company’s product line. The Company is obligated to pay royalty fees, as defined, through the terms of these license agreements. Under these agreements, license and royalty fees are due only upon purchase of the technology or shipment of units; there are no contingent payment provisions in any of these arrangements. Royalty fees of $889,024, $966,715 and $1,187,500 were incurred in 2002, 2003 and 2004, respectively, and are included in cost of product sales in the accompanying consolidated statements of operations.

8. INCOME TAXES

The provision for income taxes consisted of the following:

	2002	2003	2004

Current:
Federal	$1,491,245	$652,249	$(1,280,123)
State	25,600	17,068	—

	1,516,845	669,317	(1,280,123)

Deferred:
Federal	675,547	1,250,132	1,208,470
State	(135,156)	9,961	1,162,136

	540,391	1,260,093	2,370,606

	$2,057,236	$1,929,410	$1,090,483

Reconciliation of the federal statutory rate to the effective tax rates are as follows:

	Years Ended December 31,
	2002	2003	2004

Federal statutory tax rate	34%	34%	34%
State income taxes	(1%)	—	—
Valuation allowance for state net operating losses	8%	—	46%
Tax contingency reserve	—	5%	(35%)
Other	(3%)	(1%)	—

Effective tax rate	38%	38%	45%

The components of and changes in the deferred tax assets and liabilities recorded in the accompanying balance sheets at December 31, 2003 and 2004 were as follows:

		Deferred			Deferred
	December 31,	Expense		December 31,	Expense		December 31,
	2002	(Credit)	Other	2003	(Credit)	Other	2004
Deferred Tax Assets:
Excess of tax basis over book basis for:
Property and equipment	$349,552	$(34,596)	$—	$384,148	$77,860	$—	$306,288
Inventory	305,167	(128,070)		433,237	53,861		379,376

Reserves recorded for:
Warranty	772,403	21,690	(87,750)	838,463	32,974		805,489
Inventory	913,705	342,355		571,350	71,425		499,925
Allowance for doubtful accounts	185,250	(172,110)		357,360	93,251		264,109
State net operating loss carryforward	1,641,862	(173,880)		1,815,742	(185,663)		2,001,405
Valuation Allowance	(450,000)	—		(450,000)	1,312,257		(1,762,257)
Other	5,756	(19,584)		25,340	23,642		1,698

Total deferred tax assets	3,723,695			3,975,640			2,496,033

Deferred Tax Liabilities:
Excess of book basis over tax basis for:
Goodwill & Intangibles	$(1,300,944)	$1,022,897		$(2,323,841)	$906,943		$(3,230,784)
Property and equipment	(173,355)	401,391		(574,746)	8,480		(583,226)
Other	(9,950)	—		(9,950)	(24,424)		14,474

Total deferred tax liabilities	(1,484,249)			(2,908,537)			(3,799,536)

Net deferred taxes	$2,239,446	$1,260,093	$(87,750)	$1,067,103	$2,370,606	$—	$(1,303,503)

Reconciliation to the balance sheet:
Deferred tax assets:

		Deferred			Deferred
	December 31,	Expense		December 31,	Expense		December 31,
	2002	(Credit)	Other	2003	(Credit)	Other	2004
Current	$1,404,120			$1,361,947			$1,143,410
Long-term	1,146,152			1,152,846			176,464
Deferred Tax Liabilities	(310,826)			(1,447,690)			(2,623,377)

Net Deferred Tax Asset (Liability)	$2,239,446			$1,067,103			$(1,303,503)

The deferred tax asset from net operating loss carryforwards is largely attributed to Pennsylvania which presently allows a 20-year carryforward with a $2,000,000 limit on deductions each year. Unused carryforward losses will expire through 2021. During 2004, we recorded state net operating loss carryforwards and a full valuation allowance related to Pennsylvania and New York state net operating losses which resulted in a charge of $1.1. million. Additionally, during 2004, we reduced certain tax contingency reserves by $0.8 million based on changes in estimates based on a tax audit of certain earlier years and on an evaluation of current circumstances. The impact of the change related to the state net operating loss carryforwards and state valuation allowances and the reversal of certain tax contingency reserves resulted in a net charge of $0.3 million during 2004. The Company had a federal taxable loss for 2004 and will be able to carry this loss back to 2002 to recover prior year cash taxes paid of $0.6 million. As of December 31, 2003, we had recorded a valuation allowance of $0.5 million related to state net operating losses.

9. LINE OF CREDIT

Effective December 20, 2001, and amended effective February 7, 2003, the Company executed a five-year $25,000,000 Unsecured Revolving Credit Facility (the “Facility”) with a bank. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. A maximum leverage ratio restricts total borrowings of the Company to approximately $15.0 million during the first quarter of 2005. Interest is payable on any amounts utilized under the Facility at prime, or the prevailing Euro rate plus 1.0% to 1.5% depending on the fixed charge coverage ratio, at the option of the Company. Commitment fees are paid quarterly at the rate of 0.25% per annum on the average unused commitment. At December 31, 2004, there were no amounts outstanding under the Facility.

10. COMMITMENTS and CONTINGENCIES

The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for the Cheswick facility, the Bridgewater facility and the Sarasota facility expire on December 31, 2005, January 21, 2007 and April 28, 2008, respectively. The Company is also involved in various month-to-month leases for research and development and office equipment at all three locations. In addition, all three of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments, none of these commitments are material. Additionally, the Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase up to $2,323,000 of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. Approximately $996,000 of the total commitment of $2,323,000 has been recorded in the consolidated balance sheet as the Company has a legal obligation to purchase this inventory as of December 31, 2004. The recording of this obligation in the financial statements did not result in a change to the Consolidated Statements of Operations. We fully expect to utilize this inventory during the normal course of business and have not recorded any reserve related to this specific item.

Minimum annual future commitments as of December 31 are:

	Lease	Purchase Obligations	Total
2005	$1,583,347	$1,282,586	$2,865,933
2006	878,168	31,415	909,583
2007	464,808	12,000	476,808
2008	145,718	—	145,718
2009	—	—	—

The lease expense for all commitments was $1,170,101, $1,479,754 and $1,571,982 in 2002, 2003 and 2004, respectively. The increase in rent expense from 2002 to 2003 related to the Cheetah acquisition. The increase in 2003 compared to 2004 is related to having twelve months of lease expense related to our Sarasota location.

In addition, the Company is, from time to time, party to various legal claims and disputes, either asserted or unasserted, which arise in the ordinary course of business. While the final resolution of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these claims will have a material adverse effect on the Company’s consolidated financial position, or annual results of operations or cash flow.

11. MAJOR CUSTOMERS, REVENUE CONCENTRATION AND DEPENDENCE ON CERTAIN SUPPLIERS

The Company designs, engineers, markets and supports test system, test access and status monitoring products for the telecommunications and cable television industries. We have five product categories which consist of our MCU products, DigiTest, LoopCare software, cable hardware and software and services. Sales of our MCU product line were $21.1 million, $25.4 million and $28.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. Sales of our DigiTest product line were $7.7 million, $6.6 million and $8.3 million for the years ended December 31, 2004, 2003, and 2002, respectively. Sales of stand-alone LoopCare software products were $4.4 million, $3.4 million and $7.5 million for the years ended December 31, 2004, 2003, and 2002, respectively. Sales of our cable hardware and software products were $16.7 million, $17.4 million, and $3.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. Service revenues were $13.0 million, $12.3 million, and $10.3 million for the years ended December 31, 2004, 2003, and 2002, respectively Sales are concentrated primarily with the four Regional Bell

Operating Companies (“RBOCs”) as well as major independent telephone and cable companies and to certain digital loop carrier equipment manufacturers. Sales are derived primarily from the Company’s metallic channel unit (MCU) product line which accounted for approximately 34% of the Company’s net sales for 2004. The cable television hardware and software product lines, which include both CheetahLight (formerly LIGHTHOUSE) and the newly acquired CheetahNet lines, contributed approximately 27% while DigiTest and LoopCare RTU sales accounted for approximately 12% and 7%, respectively, of the Company’s net sales for 2004. Revenue from Services, which includes installation oversight and project management services provided to RBOCs and fees for LoopCare and Cheetah software maintenance, accounted for approximately 21% of the Company’s net sales for 2004.

Sales to RBOC customers accounted for approximately 77%, 56%, and 54% of the Company’s net product sales for fiscal years 2002, 2003 and 2004, respectively. During 2002, 2003 and 2004, sales to three RBOC customers individually exceeded 10% of consolidated revenues and, on a combined basis, comprised 70% (individually, 38%, 18% and 14%), 48% (individually, 17%, 17% and 14%) and 50% (individually, 20%, 15% and 15%) of the Company’s net product sales, respectively. Due to the Company’s present dependency on RBOC customers, the loss of one or more of the RBOCs as a customer, or the reduction of orders for the Company’s products by the RBOCs, could materially and adversely affect the Company.

The Company utilizes three key independent subcontractors to perform a majority of the circuit board assembly and in-circuit testing work on its products. The Company also utilizes other subassembly contractors on a more limited basis. The loss of the subcontractors could cause delays in the Company’s ability to meet production obligations and could have a material adverse effect on the Company’s results of operations. In addition, shortages of raw material or production capacity constraints at the Company’s subcontractors could negatively affect the Company’s ability to meet its production obligations and result in increased prices for affected parts. Any such reduction may result in delays in shipments of the Company’s products or increases in the price of components, either of which could have a material adverse impact on the Company.

12. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) benefit plan. Eligible employees, as defined in the plan, may contribute up to 20% of eligible compensation, not to exceed the statutory limit. The Company does not make matching contributions to the plan.

13. SEVERANCE AND RELATED EXPENSE

On July 8, 2004 and July 21, 2004, the Company announced a cost alignment program which eliminated, in two phases, approximately 50 positions. The majority of the reductions impacted the research and development, manufacturing, and related overhead areas of the Company. The cost alignment initiative resulted in a pre-tax severance expense of $268,637. All costs associated with the program were incurred and paid during the quarter ended September 25, 2004. Therefore, no remaining obligations exist at the end of the period. On September 30, 2002, the Company announced a cost reduction initiative which included the elimination of 47 positions, primarily in research and development. The restructuring program resulted in a pre-tax charge for severance, outplacement and other related costs of $175,723 in 2002. All amounts for the 2002 program were paid during 2002.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) FASB issued FASB Interpretations No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard had no impact on our financial condition or results of operations.

In March 2004, the FASB approved Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this issue is to provide guidance for identifying other-than-temporarily impaired investments. EITF No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued EITF No. 03-1-1, which delayed the effective date of EITF No. 03-1, with the exception of certain disclosure requirements. We do not believe that EITF No. 03-1 will have a material impact on its financial condition and results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAC 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges...” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. We do not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement No. 123(R), “Shared-Based Payment.” Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

Statement 123(R) is effective beginning in our third quarter of fiscal 2005. We are currently evaluating the impact of the adoption of Statement 123(R).

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (“FAS 109-1”), Application of FASB Statement No. 109. “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the ‘American Jobs Creation Act of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We do not believe the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 nor the FASB Staff Position will have a material impact on our financial condition or results of operations.

15. SHORT-TERM INVESTMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2003		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$31,059,972	$31,059,972	$32,622,135	$32,622,135
Short-term investments	17,624,668	17,609,031	18,537,310	18,538,275

	$48,684,640	$48,669,003	$51,159,445	$51,160,410

16. PER SHARE INFORMATION

Net income per share has been computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share” for all periods presented. As of December 31, 2004 and 2003, 1,129,950 and 910,536 equivalent shares respectively were anti-dilutive. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis, as defined. Basic earnings per share are calculated on the actual number of weighted average common shares outstanding for the period, while diluted earnings per share must include the effect of any dilutive securities. All prior periods have been restated in accordance with SFAS No. 128.

     A reconciliation of earnings per share is as follows:

	December 31, 2002	December 31, 2003	December 31, 2004

Net Income	$3,356,544	$3,147,986	$1,345,174

Weighted average common shares outstanding	13,095,068	13,105,779	13,140,871
Effect of dilutive securities - stock options	218,608	206,818	112,423

	13,313,676	13,312,597	13,253,294

Earnings per share:
Basic	$0.26	$0.24	$0.10

Diluted	$0.25	$0.24	$0.10

17. SUBSEQUENT EVENT

On January 17, 2005, the Company entered into an Agreement with Christian L. Allison, the Company’s Former Chief Executive Officer, a former member of the Board of the Company, as well as a shareholder of the Company (the “Agreement”). Under the terms of the Agreement, Mr. Allison resigned effective as of January 18, 2005 (the “Retirement Date”), as director and executive officer of the Company and any and all other positions he held with the Company or its subsidiaries or other affiliates.

Mr. Allison received the following separation payments: (a) an amount equal to the sum of (i) Mr. Allison’s base salary through the Retirement Date to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Allison as of the Retirement Date to the extent not then paid; (b) two times his contractual base salary of $315,000 for a total of $630,000; and (c) a lump sum payment of $75,000. The Company will pay all premiums on behalf of Mr. Allison to continue medical insurance for his immediate family for the period specified in the Agreement. Additionally, the Company has agreed to continue to indemnify, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, for the periods specified in the Agreement for Mr. Allison’s actions taken or omissions occurring at or prior to the Retirement Date. The Company also has agreed to pay up to $50,000 of the reasonable fees and expenses of Mr. Allison’s legal counsel incurred in connection with the negotiation and execution of the Agreement. The Company expects total charges in the first quarter of 2005 related to Mr. Allison’s retirement to be approximately $780,000.

Mr. Allison also will be entitled to receive any vested benefits payable to him under the terms of any employee benefit plan or program of the Company in accordance with the terms of such plan or program. Under the terms of the Agreement and the Company’s 1995 Long-Term Incentive Compensation Plan (as amended through January 24, 2002), all options to acquire shares of the Company’s common stock held by Mr. Allison were fully vested prior to the Retirement Date and will remain exercisable by Mr. Allison for at least one year following the Retirement Date.

SCHEDULE II

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2002, 2003 and 2004
(In thousands)

	Col. B	Col C.
	Balance at	Additions		Charged			Col. E
	Beginning	Charged to		(benefits) to		Col. D	Balance at
Col. A	of Year	Expense		Other Accounts		Deductions	End of Year
Inventory reserves:
Year ended December 31, 2002	$1,111	$2,547	(a)	$—		$(1,315)	$2,343
Year ended December 31, 2003	2,343	227		—		(1,105)	1,465
Year ended December 31, 2004	1,465	265		—		(310)	1,420

Allowance for doubtful accounts:
Year ended December 31, 2002	$375	$—		$100		$—	$475
Year ended December 31, 2003	475	517		(76)		—	916
Year ended December 31, 2004	916	(151)		—		(10)	755

Warranty reserve:
Year ended December 31, 2002	$2,068	$540		$—		$(627)	$1,981
Year ended December 31, 2003	1,981	690		225	(b)	(746)	2,150
Year ended December 31, 2004	2,150	1,435		—		(1,504)	2,081

(a)	The increase in the inventory reserves was due to a significant decline in sales in 2001 and 2002.

(b)	Charges (benefits) to other accounts represents adjustments to these accounts as a result of our acquisition of Cheetah.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     As of December 31, 2004, the Company has carried out an evaluation, under the supervision of, and with the participation of, the Company’s management, including the Company’s chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Evaluation of Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on these criteria.

     Our independent registered public accounting firm, PricewaterhouseCoopers, LLP, has audited our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 as stated in their report, which is included herein.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information related to our executive officers is included in Item I of this Form 10-K under the caption “Executive Officers of the Company.” Information related to the directors appears in the section entitled “Election of Directors” in the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission relating to our 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”), which section is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement, which section is incorporated herein by reference.

     We have adopted a Code of Ethics applicable to our chief executive officer, chief financial officer, controller, and other individuals performing similar functions. A copy of the Company’s Code of Ethics is available on our website at www.tollgrade.com.

Item 11. Executive Compensation.

     Information relating to executive compensation is set forth beneath the caption “Compensation of Executive Officers” in the 2005 Proxy Statement, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information relating to the security ownership of beneficial owners of 5% or more of the Company’s Common Stock and of our executive officers and directors of the Company is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement, which section is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2004

     The following table provides information as of December 31, 2004, with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available for
	Number of securities to be	Weighted average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities listed
Plan Category	warrants and rights	rights	in column (a))
Equity compensation plans approved by the securityholders	1,253,964	$32.859	251,779
Equity compensation plans not approved by the securityholders (1)	401,352	$23.415	69,468
Total	1,655,316		321,247

(1) 1998 Employee Incentive Compensation Plan. The Company’s 1998 Employee Incentive Compensation Plan (the “Plan”), which was adopted by the Company’s Board of Directors and is effective as of January 28, 1998, is intended, among other purposes, to help the Company to motivate, attract and retain qualified employees (other than officers and directors of the Company). The Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Committee”), which has full discretion to determine the employees who receive awards under the Plan as well as the nature and size of such awards. The Committee may issue nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units under the Plan. Award recipients (other than recipients of stock appreciation rights) are subject to a non-competition arrangement with the Company. Upon a change of control in the Company, all awards become exercisable, vested or fully earned, as applicable. The exercise price of options and the sale price of restricted stock granted under the Plan is 100% of the fair market value of the Company’s common stock as of the date of grant. All options granted under the plan expire not later than ten years after the date of grant and typically vest over two years. There are currently 990,000 shares of the Company’s common stock authorized under the Plan for granting awards.

See Note 6 to the consolidated financial statements on pages 47 through 49 of this Annual Report on Form 10-K to Shareholders for additional information regarding the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions.

     Information relating to this Item is set forth beneath the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement, which section is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

     Information relating to this Item is set forth under the heading “Principal Accounting Fees and Services” in the 2005 Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents have been filed as part of this report or, where noted, incorporated by reference:

(1)	Financial Statements

                  The financial statements of the Company are listed in the Index to Consolidated Financial Statements on Page 35.

(2)	Financial Statement Schedule

The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K, Schedule II (Valuation and Qualifying Accounts), is listed in the Index to Consolidated Financial Statements on Page 35.

(3)	The following exhibits are included herewith and made a part hereof:

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the “Company”) on Form 10-K (File No. 000-27312), filed with the Securities and Exchange Commission (the “SEC”) on March 24, 1999 (the “1998 Form 10-K”).

3.1a	Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 Form 10-K.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3(ii) to the Form on 8-K (File No. 000-27312), filed with the SEC on January 21, 2005.

4.1	Rights Agreement, dated as of July 23, 1996, between the Company and Chase Mellon Shareholder Services, L.L.C., incorporated herein by reference to Exhibit 1 to the Registration Statement of the Company on Form 8-A (File No. 000-28852), filed with the SEC on August 9, 1996.

10.1*	1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company (File No. 000-27312), filed with the SEC on March 22, 2002.

10.2	License Agreement, dated August 24, 1993, between Fujitsu Network Transmission Systems, Inc. and the Company, incorporated herein by reference to Exhibit 10.4 to the S-1.

10.3	License Agreement, dated September 26, 1994, between Zhone Technologies, Inc. (successor in interest to NEC America, Inc.) and the Company, incorporated herein by reference to Exhibit10.5 to the S-1.

10.4	Interface License Agreement, dated March 22, 1995, between Northern Telecom Inc. and the Company, incorporated herein by reference to Exhibit10.7 to the S-1.

10.5	Technical Information Agreement, dated February1, 1993, between Lucent Technologies, Inc. (formerly American Telephone and Telegraph Company) and the Company, incorporated herein by reference to Exhibit10.8 to the S-1.

10.6	Technology License Agreement, dated November 16, 1994, between Alcatel USA (formerly DSC Technologies Corporation) and the Company, incorporated herein by reference to Exhibit10.12 to the S-1.

10.7	License Agreement, dated August 24, 1993, between Marconi Communications, Inc. (formerly, Reliance Comm/Tec Corporation) and the Company, incorporated herein by reference to Exhibit 10.13 to the S-1.

10.8*	Stock Option Agreement entered into December 14, 1995 between the Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey Blake, John H. Guelcher, Richard H. Heibel, Joseph T. Messina and Douglas T. Halliday, incorporated herein by reference to Exhibit 10.14 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 20, 1996 (the “1995 Form 10-K”).

10.9*	Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 19, 1997 (the “1996 Form 10-K”).

10.10*	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on November 12, 1996.

10.11	Amendment, dated February 21, 1997, to Technical Information Agreement relating to Metallic Channel Units Types A and B, dated February 1,1993, between American Telephone and Telegraph Company (AT&T) (licensor) and the Company (licensee) incorporated herein by reference to Exhibit 10.3 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on November 10, 1997.

Exhibit
Number	Description
10.12*	Form of Non-employee Director Stock Option Agreement with respect to the Company’s 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 25, 1998 (the “1997 Form 10-K”).

10.13*	Change in Control Agreement, entered into February 9, 2000 between the Company and Sara M. Antol, together with a schedule listing substantially identical agreements with Robert Cornelia, Ruth Dilts, Bradley Dinger, Rocco Flamino, Mark Frey, Samuel Knoch, James Price, and Matthew Rosgone, incorporated herein by reference to Exhibit 10.26 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 27, 2000 (the “1999 Form 10-K”).

10.14*	Change in Control Agreement, entered into August 10, 2000 between the Company and Stephen M. Garda, incorporated herein by reference to Exhibit 10.30 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on November 13, 2000.

10.15*	Change in Control Agreement, entered into January 19, 2001 between the Company and Joseph G. O’Brien, together with a schedule listing substantially identical agreements with Lawrence J. Fey, William J. Gumbert, Gary L. Gump, Michael D. McSparrin, Timothy D. O’Brien, Mark B. Peterson, Roger A. Smith and Jeffrey J. Tatusko, incorporated herein by reference to Exhibit 10.24 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 23, 2001 (the “ 2000 Form 10-K”).

10.16*	1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 22, 2002 (the “2001 Form 10-K”).

10.17	Asset Purchase Agreement by and between Lucent Technologies, Inc. and Tollgrade Communications, Inc. dated September 28, 2001, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312) filed with the SEC on October 15, 2001.

10.18*	Change in Control Agreement, entered into October 30, 2001 between the Company and Richard Skaare, together with a schedule listing substantially identical agreements with Wylie Etscheid, Carol M. Franklin and Gregory Quiggle, incorporated herein by reference to Exhibit 10.28 to the 2001 Form 10-K.

10.19*	Change in Control Agreement, entered into January 2, 2002 between the Company and Charles L. Geier, Jr., incorporated herein by reference to Exhibit 10.29 to the 2001 Form 10-K.

10.20*	Change in Control Agreement, entered into January 2, 2002 between the Company and James D. Coleman, incorporated herein by reference to Exhibit 10.30 to the 2001 Form 10-K.

10.21*	Change in Control Agreement, entered into December 20, 2002 between the Company and Eric Sucharski, incorporated herein by reference to Exhibit 10.29 of the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 26, 2003 (the “ 2002 Form 10-K”).

10.22	Purchase and Sale Agreement, entered into February 13, 2003, between the Company and Acterna, LLC, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312), filed with the SEC on February 27, 2003.

10.23	Lease, dated February 18, 2003, between Lakewood Ranch Properties, L.L.C. and the Company, incorporated herein by reference to Exhibit 10.32 to the 2002 Form 10-K.

10.24	Lease and Lease Agreement, dated as of October 24, 2001, between Route 206 Associates and the Company (as successor by merger to Tollgrade Acquisition Company), incorporated herein by reference to Exhibit 10.33 to the 2002 Form 10-K.

10.25	Lease Agreement, dated as of August 5, 1993, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.34 to the 2002 Form 10-K.

10.26	First Amendment of Lease Agreement, dated as of March 15, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.35 to the 2002 Form 10-K.

10.27	Second Amendment of Lease Agreement, dated as of July 1, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.36 to the 2002 Form 10-K.

10.28	Third Amendment of Lease Agreement, dated as of September 15, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.37 to the 2002 Form 10-K.

10.29	Fourth Amendment of Lease Agreement, dated as of September 15, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.38 to the 2002 Form 10-K.

10.30	Fifth Amendment of Lease Agreement, dated as of March 6, 1995, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.39 to the 2002 Form 10-K.

Exhibit
Number	Description
10.31	Sixth Amendment to Lease, dated as of September 18, 1995, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.40 to the 2002 Form 10-K.

10.32	Seventh Amendment to Lease, dated as of July 9, 1996, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.41 to the 2002 Form 10-K

10.33	Eighth Amendment to Lease, dated as of May 13, 1997, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.42 to the 2002 Form 10-K.

10.34	Ninth Amendment to Lease, dated as of December 8, 1998, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.43 to the 2002 Form 10-K.

10.35	Tenth Amendment to Lease, dated as of March 15, 2000, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.44 to the 2002 Form 10-K.

10.36	Eleventh Amendment to Lease, dated as of July 19, 2000, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company (exhibits omitted), incorporated herein by reference to Exhibit 10.45 to the 2002 Form 10-K.

10.37	Supply Agreement, dated July 25, 2002, between Tollgrade Communications, Inc. (as successor in interest to Acterna Cable Networks Division) and the Electronic Manufacturing Services Division of Dictaphone Corporation (the “Supply Agreement”)(exhibits omitted), filed as Exhibit 10.45 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 15, 2004 ( the “2003 Form 10-K”).

10.38	Extension Agreement dated July 21, 2004 to Supply Agreement, filed as Exhibit 10.56 to the Quarterly Report on Form 10-Q of the Company (file No. 000-27312), filed with the SEC on November 2004 (the “Third Quarter 2004 10-Q”).

10.39	Second Extension Agreement dated August 16, 2004 to the Supply Agreement, filed as Exhibit 10.57 to the Third Quarter 2004 10-Q.

10.40	Third Extension Agreement dated September 23, 2004 to the Supply Agreement, filed as Exhibit 10.58 to the Third Quarter 2004 10-Q.

10.41	Fourth Extension Agreement dated December 14, 2004 to the Supply Agreement, filed herewith.

10.42*	Agreement entered into as of January 17, 2005 between the Company and Christian L. Allison, filed as Exhibit 10.1 to the Report on Form 8-K, (File No. 000-27312), filed with the SEC on January 21, 2005.

10.48*	Change in Control Agreement dated as of June 18, 2004, by and between the Company and Sean M. Reilly, filed as Exhibit 10.48 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on August 5, 2004 (the “Second Quarter 2004 10-Q”).

10.49*	Extension and Amendment of Agreement, dated as of February 4, 2004, between the Company and Sara M. Antol, filed as Exhibit 10.49 to the Second Quarter 2004 10-Q.

10.50*	Extension and Amendment of Agreement, dated as of February 8, 2004, between the Company and Ruth Dilts, filed as Exhibit 10.50 to the Second Quarter 2004 10-Q.

10.51*	Extension and Amendment of Agreement, dated as of February 8, 2004, between the Company and Samuel C. Knoch, filed as Exhibit 10.51 to the Second Quarter 2004 10-Q.

10.52*	Extension and Amendment of Agreement, dated as of February 8, 2004, between the Company and Matthew J. Rosgone, filed as Exhibit 10.53 to the Second Quarter 2004 10-Q.

10.53*	Extension and Amendment of Agreement, dated as of February 8, 2004, between the Company and Steven M. Garda, filed as Exhibit 10.54 to the Second Quarter 2004 10-Q.

10.54*	Change in Control Agreement dated as of August 19, 2004, by and between the Company and Jennifer M. Reinke, filed as Exhibit 10.55 to the Third Quarter 2004 10-Q.

21.1	List of subsidiaries of the Company, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350.

*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

     Copies of the exhibits filed as part of this Form 10-K are available at a cost of $.20 per page to any shareholder of record upon written request to the Secretary, Tollgrade Communications, Inc., 493 Nixon Road, Cheswick, Pennsylvania 15024.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2004:

A Report on Form 8-K was filed on October 21, 2004 which contained as an exhibit the Company’s Earnings Release for the third quarter of 2004.

A Report on Form 8-K was filed on October 22, 2004 which contained as an exhibit the transcript of the conference call for the third quarter 2004 Earnings Release.

A Report on Form 8-K was filed on November 10, 2004 pursuant to Regulation FO (17 CFR 243.100-243.103) which contained as an exhibit a investor presentation.

A Report on Form 8-K/A was filed on November 10, 2004 to amend an erroneous submission heading.

®EDGE is a registered trademark of Tollgrade Communications, Inc.
™LoopCare is a trademark of Tollgrade Communications, Inc.
™Cheetah is a trademark of Tollgrade Communications, Inc.
®DigiTest is a registered trademark of Tollgrade Communications, Inc.
®MCU is a registered trademark of Tollgrade Communications, Inc.
®DOCSIS is a registered trademark of Cable Television Laboratories, Inc.
All other trademarks are the property of their respective owners.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 28, 2005.

TOLLGRADE COMMUNICATIONS, INC.
By /s/Mark B. Peterson
Mark B. Peterson
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of February 28, 2005.

Signature	Title
/s/Mark B. Peterson	Chief Executive Officer

Mark B. Peterson	(Principal Executive Officer)

/s/James J. Barnes	Director

James J. Barnes

/s/Daniel P. Barry	Director

Daniel P. Barry

/s/David S. Egan	Director

David S. Egan

/s/Richard H. Heibel, M.D.	Director

Richard H. Heibel, M.D.

/s/Robert W. Kampmeinert	Director

Robert W. Kampmeinert

/s/Brian C. Mullins	Director

Brian C. Mullins

/s/Samuel C. Knoch	Chief Financial Officer and Treasurer

Samuel C. Knoch	(Principal Financial Officer)

/s/Sean M. Reilly	Controller

Sean M. Reilly	(Principal Accounting Officer)

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the “Company”) on Form 10-K (File No. 000-27312), filed with the Securities and Exchange Commission (the “SEC”) on March 24, 1999 (the “1998 Form 10-K”).

3.1a	Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 Form 10-K.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3(ii) to the Form on 8-K (File No. 000-27312), filed with the SEC on January 21, 2005.

4.1	Rights Agreement, dated as of July 23, 1996 between the Company and Chase Mellon Shareholder Services, L.L.C., filed as Exhibit 1 to the Registration Statement of the Company on Form 8-A (File No. 000-28852), filed with the SEC on August 9, 1996.

10.1*	1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company (File No. 000-27312), filed with the SEC on March 22, 2002.

10.2	License Agreement, dated August 24, 1993, between Fujitsu Network Transmission Systems, Inc. and the Company, incorporated herein by reference to Exhibit 10.4 to the S-1.

10.3	License Agreement, dated September 26, 1994, between Zhone Technologies, Inc. (as successor in interest to NEC America, Inc.) and the Company, incorporated herein by reference to Exhibit 10.5 to the S-1.

10.4	Interface License Agreement, dated March 22, 1995, between Northern Telecom Inc. and the Company, incorporated herein by reference to Exhibit 10.7 to the S-1.

10.5	Technical Information Agreement, dated February 1, 1993, between Lucent Technologies, Inc. (formerly American Telephone and Telegraph Company) and the Company, incorporated herein by reference to Exhibit 10.8 to the S-1.

10.6	Technology License Agreement, dated November 16, 1994, between Alcatel USA (formerly DSC Technologies Corporation) and the Company, incorporated herein by reference to Exhibit 10.12 to the S-1.

10.7	License Agreement, dated August 24, 1993, between Marconi Communications, Inc. (formerly Reliance Comm/Tec Corporation) and the Company, incorporated herein by reference to Exhibit 10.13 to the S-1.

10.8	Stock Option Agreement entered into December 14, 1995 between the Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey Blake, John H. Guelcher, Richard H. Heibel, Joseph T. Messina and Douglas T. Halliday, incorporated herein by reference to Exhibit 10.14 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 20, 1996 (the “1995 Form 10-K”).

10.9	Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 19, 1997) (the “1996 Form 10-K”).

10.10	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312) filed with the SEC on November 12, 1996.

10.11	Amendment, dated February 21, 1997, to Technical Information Agreement relating to Metallic Channel Units Types A and B, dated February 1,1993, between American Telephone and Telegraph Company (AT&T) (licensor) and the Company (licensee) incorporated herein by reference to Exhibit 10.3 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on November 10, 1997.

10.12	Form of Non-employee Director Stock Option Agreement with respect to the Company’s 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.25 to Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 25, 1998 (the “1997 Form 10-K”).

10.13	Change in Control Agreement, entered into February 9, 2000 between the Company and Sara M. Antol, together with a schedule listing substantially identical agreements with Robert Cornelia, Ruth Dilts, Bradley Dinger, Rocco Flamino, Mark Frey, Samuel Knoch, James Price, and Matthew Rosgone, incorporated herein by reference to Exhibit 10.26 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on

Exhibit
Number	Description
March 27, 2000 (the “1999 Form 10-K”).

10.14	Change in Control Agreement, entered into August 10, 2000 between the Company and Stephen M. Garda, incorporated herein by reference to Exhibit 10.30 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on November 13, 2000.

10.15	Change in Control Agreement, entered into January 19, 2001 between the Company and Joseph G. O’Brien, together with a schedule listing substantially identical agreements with Lawrence J. Fey, William J. Gumbert, Gary L. Gump, Michael D. McSparrin, Timothy D. O’Brien, Mark B. Peterson, Roger A. Smith and Jeffrey J. Tatusko, incorporated herein by reference to Exhibit 10.24 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 23, 2001 (the “2000 Form 10-K”).

10.16	1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 22, 2002 (the “2001 Form 10-K”).

10.17	Asset Purchase Agreement by and between Lucent Technologies, Inc. and Tollgrade Communications, Inc. dated September 28, 2001, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312), filed with the SEC on October 15, 2001.

10.18	Change in Control Agreement, entered into October 30, 2001 between the Company and Richard Skaare, together with a schedule listing substantially identical agreements with Wylie Etscheid, Carol M. Franklin and Gregory Quiggle, incorporated herein by reference to Exhibit 10.28 to the 2001 Form 10-K.

10.19	Change in Control Agreement, entered into January 2, 2002 between the Company and Charles L. Geier, Jr., incorporated herein by reference to Exhibit 10.29 to the 2001 Form 10-K.

10.20	Change in Control Agreement, entered into January 2, 2002 between the Company and James D. Coleman, incorporated herein by reference to Exhibit 10.30 to the 2001 Form 10-K.

10.21	Change in Control Agreement, entered into December 20, 2002 between the Company and Eric Sucharski, incorporated herein by reference to Exhibit 10.29 of the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 26, 2003 (the “2002 Form 10-K”).

10.22	Purchase and Sale Agreement, entered into February 13, 2003, between the Company and Acterna, LLC, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312), filed with the SEC on February 27, 2003.

10.23	Lease, dated February 18, 2003, between Lakewood Ranch Properties, L.L.C. and the Company, incorporated herein by reference to Exhibit 10.32 to the 2002 Form 10-K.

10.24	Lease and Lease Agreement, dated as of October 24, 2001, between Route 206 Associates and Tollgrade Acquisition Company (as successor by merger to Tollgrade Acquisition Company), incorporated herein by reference to Exhibit 10.33 to the 2002 Form 10-K.

10.25	Lease Agreement, dated as of August 5, 1993, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.34 to the 2002 Form 10-K.

10.26	First Amendment of Lease Agreement, dated as of March 15, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.35 to the 2002 Form 10-K.

10.27	Second Amendment of Lease Agreement, dated as of July 1, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.36 to the 2002 Form 10-K.

10.28	Third Amendment of Lease Agreement, dated as of September 15, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.37 to the 2002 Form 10-K.

10.29	Fourth Amendment of Lease Agreement, dated as of September 15, 1994, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.38 to the 2002 Form 10-K.

10.30	Fifth Amendment of Lease Agreement, dated as of March 6, 1995, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.39 to the 2002 Form 10-K.

10.31	Sixth Amendment to Lease, dated as of September 18, 1995, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.40 to the 2002 Form 10-K.

10.32	Seventh Amendment to Lease, dated as of July 9, 1996, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.41 to the 2002 Form 10-K.

Exhibit
Number	Description
10.33	Eighth Amendment to Lease, dated as of May 13, 1997, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.42 to the 2002 Form 10-K.

10.34	Ninth Amendment to Lease, dated as of December 8, 1998, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.43 to the 2002 Form 10-K.

10.35	Tenth Amendment to Lease, dated as of March 15, 2000, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.44 to the 2002 Form 10-K.

10.36	Eleventh Amendment to Lease, dated as of July 19, 2000, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company (exhibits omitted), incorporated herein by reference to Exhibit 10.45 to the 2002 Form 10-K.

10.37	Supply Agreement, dated July 25, 2002, between Tollgrade Communications, Inc. (as successor in interest to Acterna Cable Networks Division) and the Electronic Manufacturing Services Division of Dictaphone Corporation (the “Supply Agreement”)(exhibits omitted), filed as Exhibit 10.45 to the Annual Report of the Company on Form 10-K (File No, 000-27312) filed with the SEC on March 15, 2004 (the “2003 Form 10-K”).

10.38	Extension Agreement dated July 21, 2004 to the Supply Agreement, filed as Exhibit 10.56 to the Quarterly Report on Form 10-Q of the Company (File No. 000-27312), filed with the SEC on November 2004 (the “Third Quarter 2004 10-Q”).

10.39	Second Extension Agreement dated August 16, 2004 to the Supply Agreement, filed as Exhibit 10.57 to the Third Quarter 2004 10-Q.

10.40	Third Extension Agreement dated September 23, 2004 to the Supply Agreement, filed as Exhibit 10.58 to the Third Quarter 2004 10-Q.

10.41*	Fourth Extension Agreement dated December 14, 2004 to the Supply Agreement, filed herewith.

10.42	Agreement entered into as of January 17, 2005 between the Company and Christian L. Allison, filed as Exhibit 10.1 to the Report on Form 8-K, (File No. 000-27312), filed with the SEC on January 21, 2005.

10.48	Change in Control Agreement dated as of June 18, 2004, by and between the Company and Sean M. Reilly, filed as Exhibit 10.48 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on August 5, 2004 (the “Second Quarter 2004 10-Q”).

10.49	Extension and Amendment of Agreement, dated as of February 4, 2004, between the Company and Sara M. Antol, filed as Exhibit 10.49 to the Second Quarter 2004 10-Q.

10.50	Extension and Amendment of Agreement, dated as of February 4, 2004, between the Company and Ruth Dilts, filed as Exhibit 10.50 to the Second Quarter 2004 10-Q.

10.51	Extension and Amendment of Agreement, dated as of February 8, 2004, between the Company and Samuel C. Knoch, filed as Exhibit 10.51 to the Second Quarter 2004 10-Q.

10.52	Extension and Amendment of Agreement, dated as of February 8, 2004, between the Company and Matthew J. Rosgone, filed as Exhibit 10.53 to the Second Quarter 2004 10-Q.

10.53	Extension and Amendment of Agreement, dated as of February 8, 2004, between the Company and Steven M. Garda, filed as Exhibit 10.54 to the Second Quarter 2004 10-Q.

10.54	Change in Control Agreement dated as of August 19, 2004, by and between the Company and Jennifer M. Reinke, filed as Exhibit 10.55 to the Third Quarter 2004 10-Q.

21.1	List of subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350.

*	Filed herewith