Form 10-Q
period 2005-03-26
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2005-05-04
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________________________
FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☑                              No ☐

     As of March 31, 2005, there were 13,161,140 shares of the Registrant’s Common Stock, $0.20 par value per share, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.

Quarterly Report on Form 10-Q
For the Quarter Ended March 26, 2005

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 26, 2005	December 31, 2004 *

ASSETS
Current assets:
Cash and cash equivalents	$23,134,305	$32,622,135
Short-term investments	28,427,758	18,537,310
Accounts receivable:
Trade, net of allowance for doubtful accounts of $737,425 in 2005 and $754,598 in 2004	8,860,634	10,690,695
Other	706,320	106,484
Inventory	14,110,177	12,940,878
Prepaid expenses and other current assets	1,792,242	2,542,565
Refundable income taxes	651,684	964,171
Deferred tax assets	1,784,878	1,143,410

Total current assets	79,467,998	79,547,648

Property and equipment, net	7,514,540	7,859,709
Deferred tax assets	226,997	176,464
Intangibles, net	45,072,000	45,107,750
Goodwill	19,339,682	19,339,682
Capitalized software costs, net	5,984,692	6,452,749
Receivable from officer	157,194	156,392
Other assets	181,940	194,081

Total assets	$157,945,043	$158,834,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,321,022	$1,086,818
Accrued warranty	2,060,719	2,081,238
Accrued expenses	2,626,523	1,771,930
Accrued salaries and wages	599,102	717,540
Accrued royalties payable	152,591	414,408
Income taxes payable	181,224	168,501
Deferred income	1,286,813	2,461,728

Total current liabilities	8,227,994	8,702,163

Deferred tax liabilities	2,939,264	2,623,377

Total liabilities	11,167,258	11,325,540
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value; Authorized shares, 10,000,000; issued shares, -0- In 2005 and 2004	—	—
Common stock, $.20 par value; authorized shares, 50,000,000; issued shares, 13,622,940 in 2005 and 2004	2,724,588	2,724,588
Additional paid-in capital	71,134,745	71,134,745
Retained earnings	77,709,235	78,440,385
Treasury stock, at cost, 461,800 shares in 2005 and 2004	(4,790,783)	(4,790,783)

Total shareholders’ equity	146,777,785	147,508,935

Total liabilities and shareholders’ equity	$157,945,043	$158,834,475

* Amounts derived from audited financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004

Revenues:
Products	$11,979,987	$14,454,630
Services	2,294,637	3,152,519

Total revenues:	14,274,624	17,607,149
Cost of sales:
Products	6,052,575	6,014,468
Services	795,589	859,825
Amortization of intangibles	539,704	473,333

	7,387,868	7,347,626

Gross profit	6,886,756	10,259,523

Operating expenses:
Selling and marketing	2,237,616	2,471,588
General and administrative	1,834,634	1,934,174
Research and development	3,396,528	4,191,788
Retirement expense	775,213	—

Total operating expense	8,243,991	8,597,550
(Loss) income from operations	(1,357,235)	1,661,973
Other income:
Interest income (including interest income from officer receivable of $1,800 and $1,900 in 2005 and 2004)	262,743	90,182

(Loss) income before taxes	(1,094,492)	1,752,155
(Benefit) provision for income taxes	(363,342)	672,129

Net (loss) income	$(731,150)	$1,080,026

(Loss) earnings per share information:
Weighted average shares of common stock and equivalents:
Basic	13,161,140	13,120,356
Diluted	13,161,140	13,351,902

Net (loss) income per common share:
Basic	$(0.06)	$0.08
Diluted	$(0.06)	$0.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 26, 2005

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Treasury	Total

Balance at December 31, 2004	—	$—	13,622,940	$2,724,588	$71,134,745	$78,440,385	$(4,790,783)	$147,508,935
Net loss	—	—	—	—	—	(731,150)	—	(731,150)

Balance at March 26, 2005	—	$—	13,622,940	$2,724,588	$71,134,745	$77,709,235	$(4,790,783)	$146,777,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
Cash flows from operating activities:
Net (loss) income	$(731,150)	$1,080,026
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,193,649	1,099,161
Tax benefit from exercise of stock options	—	15,083
Deferred income taxes	(376,114)	280,456
Provision for losses on inventory	57,356	(157,900)
(Reversal) provision for allowance for doubtful accounts	(17,173)	80,820
Changes in assets and liabilities:
Decrease (increase) in accounts receivable-trade	1,847,234	(921,508)
Increase in accounts receivable-other	(599,836)	(50,665)
Increase in inventory	(1,226,655)	(991,503)
Decrease (increase) in prepaid expenses and other assets	761,662	(374,650)
Decrease in refundable taxes	312,487	273,278
Increase in accounts payable	234,204	16,107
(Decrease) increase in accrued warranty	(20,519)	72,760
(Decrease) increase in accrued expenses and deferred income	(320,322)	337,225
(Decrease) increase in accrued royalties payable	(261,817)	85,570
(Decrease) increase in accrued salaries and wages	(118,438)	83,600
Increase in income taxes payable	12,723	374,569

Net cash provided by operating activities	747,291	1,302,429

Cash flows from investing activities:
Purchase of short-term investments	(10,390,448)	(6,284,272)
Redemption/maturity of short-term investments	500,000	1,508,883
Capital expenditures, including capitalized software	(344,673)	(486,243)

Net cash used in investing activities	(10,235,121)	(5,261,632)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	32,633

Net cash provided by financing activities	—	32,633

Net decrease in cash and cash equivalents	(9,487,830)	(3,926,570)
Cash and cash equivalents at beginning of period	32,622,135	31,059,972

Cash and cash equivalents at end of period	$23,134,305	$27,133,402

The accompanying notes are an integral part of the condensed financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month period ended March 26, 2005 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 26, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

With respect to the unaudited financial information of the Company for each of the three-month periods ended March 26, 2005 and March 27, 2004, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 3, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Act) for their report on the unaudited financial information because that report is not a “report” within the meaning of Sections 7 and 11 of the Act.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has two stock-based employee compensation plans. The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these provisions, stock-based employee compensation cost is not reflected in net income for any year, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost for these stock options based on the fair value method set forth in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” net (loss) income and (loss) earnings per share would have reflected the pro forma amounts indicated below:

	Three Months Ended
	March 26, 2005	March 27, 2004
Net (loss) income, as reported	($731,150)	$1,080,026
Add/ deduct: Total stock-based compensation expense based on the fair value method for all awards, net of related tax effects	1,653	74,771

Pro forma net (loss) income	($732,803)	$1,005,255

(Loss) earnings per share:
Basic – as reported	($0.06)	$0.08
Basic – pro forma	($0.06)	$0.08
Diluted – as reported	($0.06)	$0.08
Diluted – pro forma	($0.06)	$0.08

3. ACQUISITION

On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah™ status and performance monitoring product line (“Cheetah”) from Acterna, LLC (“Acterna”) for approximately $14,300,000 in cash. In addition, acquisition-related costs of approximately $599,000 were capitalized for a total cost of approximately $14,899,000. The transaction provided for an earn-out to be paid in the first half of 2004 of up to $2,400,000 based on certain 2003 performance targets. As of March 26, 2005, we were still negotiating the earn-out payment and the current calculation indicates that amounts due under this provision are immaterial. The Company has made an allocation of the Cheetah purchase price to the fair value of assets acquired and liabilities assumed. The purchase price remains subject to change pending resolution between the parties of outstanding contingencies regarding the earn-out provision and remaining purchase price adjustments. Any changes to the purchase price arising from the resolution of these matters are expected to be accounted for as adjustments to goodwill and may be material.

4. INTANGIBLE ASSETS

The following information is provided regarding the Company’s intangible assets and goodwill:

	As of March 26, 2005		As of December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Cheetah sales order backlog, included in inventory	$543,273	$543,273	$543,273	$543,273
Exclusivity agreement	715,000	143,000	715,000	107,250

Total Amortized Intangibles	$1,258,273	$686,273	$1,258,273	$650,523

Non-amortized intangible assets:
LoopCare trade name	$1,300,000	$—	$1,300,000	$—
Base software – LoopCare	5,200,000	—	5,200,000	—
Post warranty maintenance service agreements	32,000,000	—	32,000,000	—
Customer Base – Cheetah	5,000,000	—	5,000,000	—
Cheetah Trademark	1,000,000	—	1,000,000	—

Total Non-Amortized Intangibles	$44,500,000	$—	$44,500,000	$—

Total Intangibles	$45,758,273	$686,273	$45,758,273	$650,523

Capitalized software:
Developed product software	$7,627,070	$5,196,793	$7,591,173	$4,817,234
Base software – Cheetah	2,900,000	628,333	2,900,000	555,833
Proprietary technology	1,000,000	216,667	1,000,000	191,667
Cheswick product software	537,900	38,485	537,900	11,590

Total capitalized software (long term)	$12,064,970	$6,080,278	$12,029,073	$5,576,324

Goodwill	$19,339,682	$—	$19,339,682	$—

Estimated amortization expense for the years ended:

2005 (Remaining 9 months)	$1,624,495
2006	$1,800,993
2007	$701,896
2008	$681,731
2009	$543,282
Thereafter	$1,204,295

5. INVENTORY

At March 26, 2005 and December 31, 2004, inventory consisted of the following:

	March 26, 2005	December 31, 2004

Raw materials	$6,615,504	$7,631,246
Work in process	5,655,882	4,441,737
Finished goods	3,315,858	2,287,606

	15,587,244	14,360,589
Reserve for slow moving and obsolete inventory	(1,477,067)	(1,419,711)

	$14,110,177	$12,940,878

6. SHORT-TERM INVESTMENTS

Short-term investments at March 26, 2005 and December 31, 2004 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.

The Company classifies its investment in all debt securities as “held to maturity,” as the Company has the intent and ability to hold the securities to maturity.

The estimated fair values of the Company’s financial instruments are as follows:

	March 26, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,134,305	$23,134,305	$32,622,135	$32,622,135
Short-term investments	28,427,758	28,428,402	18,537,310	18,538,275

	$51,562,063	$51,562,707	$51,159,445	$51,160,410

7. RETIREMENT EXPENSE

On January 17, 2005, the Company entered into an Agreement with Christian L. Allison, the Company’s Former Chief Executive Officer and former member of the Board of the Company (the “Agreement”). Under the terms of the Agreement, Mr. Allison resigned effective as of January 18, 2005 (the “Retirement Date”), as director and executive officer of the Company and any and all other positions he held with the Company or its subsidiaries or other affiliates.

Mr. Allison received the following separation payments: (a) an amount equal to the sum of (i) Mr. Allison’s base salary through the Retirement Date to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Allison as of the Retirement Date to the extent not then paid; (b) two times his contractual base salary of $315,000 for a total of $630,000; and (c) a lump sum payment of $75,000. The Company will pay all premiums on behalf of Mr. Allison to continue medical insurance for his immediate family through the second anniversary of the Retirement Date. Additionally, the Company has agreed to continue to indemnify, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Retirement Date, for Mr. Allison’s actions taken or omissions occurring at or prior to the Retirement Date. The Company also agreed to pay up to $50,000 of the reasonable fees and expenses of Mr. Allison’s legal counsel incurred in connection with the negotiation and execution of the Agreement. The Company recorded a total charge in the first quarter of 2005 related to Mr. Allison’s retirement of approximately $775,000.

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

8. COST ALIGNMENT

On July 8, 2004 and July 21, 2004, the Company announced a cost alignment program which eliminated, in two phases, approximately 50 positions. The majority of the reductions impacted the research and development, manufacturing, and related overhead areas of the Company. The cost alignment initiative resulted in a pre-tax severance expense of $268,637. All costs associated with the program were incurred and paid during the quarter ended September 25, 2004. Therefore, no remaining obligations exist at the end of the first quarter of 2005.

9. PER SHARE INFORMATION

Net (loss) income per share has been computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share” for all periods presented. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock option grants. The three months ended March 26, 2005 do not include the effect of dilutive securities due to the current net loss which would make those securities anti-dilutive to the earnings per share calculation. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options.

A reconciliation of (loss) earnings per share is as follows:

	Three Months	Three Months
	Ended	Ended
	March 26, 2005	March 27, 2004

Net (loss) income	$(731,150)	$1,080,026

Common and common equivalent shares:
Weighted average common shares outstanding	13,161,140	13,120,356
Effect of dilutive securities – stock options	—	231,546

	13,161,140	13,351,902

(Loss) earnings per share:
Basic	($0.06)	$0.08

Diluted	($0.06)	$0.08

Unexercised stock options to purchase our capital stock of 1.3 million and 0.9 million shares for the three months ended March 26, 2005 and March 27, 2004, respectively, are not included in the computation of diluted earnings per share because the option exercise price for these shares was greater than the average market price.

10. RECEIVABLE FROM OFFICER

The Company extended a loan for $210,000 under a promissory note to an officer of the Company in July 2001. The note provides for interest at 5% per annum with repayment under various conditions but no later than May 20, 2008. The loan was originally secured by collateral which currently has no value. The balance of the loan at March 26, 2005 and December 31, 2004 was $157,194 and $156,392, respectively.

11. PRODUCT WARRANTY

The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.

Activity in the warranty accrual is as follows:

	Three Months Ended	Year Ended
	March 26, 2005	December 31, 2004

Balance at the beginning of the period	$2,081,000	$2,150,000

Accruals for warranties issued during the period	390,000	1,435,000

Settlements during the period	(410,000)	(1,504,000)

Balance at the end of the period	$2,061,000	$2,081,000

12. CONTINGENCIES AND COMMITMENTS

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

13. ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123(R), “Shared-Based Payment”. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the date of the grant and recording such expense in the consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April of 2005, the SEC approved a rule that delayed the effective date of FASB Statement No. 123(R). Statement 123(R) is now effective for public companies for annual periods that begin after June 15, 2005. We are currently evaluating the impact of the adoption of Statement 123(R). See Note 2 to the financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), Application of FASB Statement No.109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the “American Jobs Creation Act of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges...” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. We do not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The Company is currently assessing the impact of SAB No. 107 on its implementation and adoption of SFAS No. 123R.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Tollgrade Communications, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. as of March 26, 2005 and March 27, 2004, and the related condensed consolidated statements of income and changes in shareholders’ equity for each of the three-month periods ended March 26, 2005 and March 27, 2004 and the condensed consolidated statement of cash flows for the three month periods ended March 26, 2005 and March 27, 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statement of operations and statement of changes in shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 2, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
May 2, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those contained in Item 2- Management’s Discussion and Analysis of Results of Operations and Financial Condition, along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as “will,” “believes,” “intends,” “expects,” “plans,” “could” or “may,” or the negatives thereof, other variations thereon or comparable terminology, relate to, among other things, the significant portion of our revenues generated from MCU® sales and the expected consequences of the maturation of this market, the opportunities developing in the cable broadband market and the Company’s plans for the development of new cable products, circumstances surrounding our LoopCare™ sales, the potential revenue opportunities under our contract with Lucent Technologies International for the project in Saudi Arabia, the results of the Company’s efforts to obtain certain product certifications and the effect of such results on future sales, the maturation of our legacy cable products and the lower expected margins for our cable products resulting from increased sales of our DOCSIS® certified transponders, certain cost alignment initiatives, projected cash flows which are used in the valuation of intangible assets, the anticipated results of negotiations for our remaining RBOC maintenance agreement and the accounting treatment of fees arising thereunder, changes in our backlog, the amount of backlog that may be recognized as revenue in future periods, the Company’s anticipated short-term borrowings and expected 2005 capital expenditures, the ability to utilize deferred and refundable tax assets, opportunities which the Services group offers to customers, the potential loss of certain customers, the timing of orders from customers, the effect of consolidations in the markets to which we sell, certain international sales opportunities, circumstances surrounding our LoopCare sales, the effects of the economic slowdown in the telecommunications and cable industries, the possibility of future provisions for slow moving and obsolete inventory, and the effect on earnings and cash flows of changes in interest rates. The Company does not undertake any obligation to publicly update any forward-looking statements.

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

The Company is a leading provider of hardware and software network assurance testing solutions for the telecommunications and cable broadband industries. We design, engineer, market and support test and management systems which enable telephone and cable operators to efficiently manage their networks in an age of increased competition, continually evolving technology and ongoing pressure to control or reduce costs.

We provide equipment that enables telephone companies to remotely qualify, verify provisioning and isolate troubles for POTS and broadband local access networks. When these networks are not functioning properly, our products help to isolate the problem to the customer’s premises, local copper and fiber network, central office and/or core data network segments. In doing so, our solutions add value to our customers by improving mean-time-to-repair and technician dispatch efficiency. In addition, our products help telephone companies assess whether existing POTS lines are suitable for Digital Subscriber Line (DSL) service for the delivery of Internet and other broadband services, such as IP Voice and Video.

For broadband cable networks, the outside plant segment of the network is a hybrid of fiber and coaxial facilities which is highly dependent upon standby power for network reliability. If commercial power fails, such standby power supplies must sustain the network, or services such as video, data and voice become inoperable. We provide products to cable companies that monitor the status of those power supplies and associated fiber nodes, thereby enabling cable operators to proactively isolate network troubles among customer premises, coaxial, fiber and Hub office network segments. As cable operators expand their current broadband service offerings to include IP Voice, our solutions can be upgraded to enable the remote isolation of DOCSIS®, Internet and IP Voice troubles among those same network segments. Similarly, our solutions also add value to our cable customers by improving mean-time-to-repair and technician dispatch efficiency.

About its customers

The Company’s primary customers for its telecommunications products and services are the four Regional Bell Operating Companies (RBOCs), certain major independent telephone companies and several digital loop carrier (“DLC”) equipment manufacturers. Of these major customer groups, the RBOCs are the most significant; for the first quarter ended March 26, 2005, sales to the RBOCs accounted for approximately 32.6% of the Company’s total revenue, compared to approximately 51% of total revenue for the first quarter of 2004. Sales to two of the four RBOC customers (BellSouth and SBC) individually exceeded 10% of the Company’s total revenue (12% and 13%, respectively), and on a combined basis, comprised 25% of the Company’s total revenue for the first quarter of 2005. The Company continues to be highly dependent on the four RBOCs for a significant portion of its total revenue but such dependency has generally declined in recent years due to changes in the Company’s product mix from our legacy MCU products to our cable hardware and software products. During fiscal year 2004, the Company also expanded sales of its LoopCare and DigiTest®/DigiTest EDGE® test system to non-RBOC independent local exchange carriers (“LECs”).

The Company’s cable products are sold to a customer base which ranges from small cable operators to certain of the largest cable equipment manufacturers and cable operators in the world. During the first quarter of 2005, approximately 17.6% of the Company’s total revenue related to sales to one cable Original Equipment Manufacturer (“OEM”) customer. No individual sales to the Company’s cable customers exceeded 10% of the Company’s total revenue during 2004.

PRODUCTS

TELECOMMUNICATION TEST SYSTEMS

Our proprietary telecommunications test and measurement products enable the telephone companies to use their existing line test systems to remotely diagnose problems in “Plain Old Telephone Service” (POTS) lines containing both copper and fiber optics as well as qualify and troubleshoot problems on broadband DSL lines. POTS lines provide traditional voice service as well as connections for popular communication devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.” POTS lines still comprise the vast majority lines in service today throughout the world. The Company also sells LoopCare and DigiTest to carriers that do not yet have POTS and DSL test systems, as well as those seeking to replace older generation test systems. The objective is for the carrier to eliminate false dispatches while providing high quality troubleshooting of problems for its subscribers.

DigiTest and LoopCare

Our DigiTest system electrically measures the characteristics of a copper telephone circuit and reports those measurements to our LoopCare Operation Support System (OSS). The LoopCare OSS, in turn, analyzes that measurement data and creates an easy-to-understand fault description. At the same time, the LoopCare system can generate a dispatch to a work center so that a repairman can fix the problem. LoopCare and DigiTest also can determine whether the customer line is suitable for DSL services. DigiTest can also serve as a replacement for aging Loop Test Systems (LTS) equipment ubiquitously deployed in current POTS networks. In addition, upgrades to DigiTest hardware can provide troubleshooting for DSL service problems.

LoopCare is the major incumbent OSS utilized by the RBOCs for over twenty-five years to test the integrity and quality of their POTS network infrastructure. The LoopCare OSS, which we offer both as part of the DigiTest system and as a stand-alone software product that can interface with certain other test heads on the market, currently manages testing operations for more than 75% of the copper pairs in the United States, and is the qualification, installation and maintenance tool used to troubleshoot more than 150 million POTS, ISDN and DSL subscribers worldwide.

The DigiTest system includes direct Ethernet connectivity to Digital Measurement Node (DMN) test heads and our next generation broadband test platform, DigiTest EDGE®. Through Ethernet connections, the LoopCare OSS can communicate directly with remotely deployed DigiTest hardware, allowing it to manage up to four DMNs and eight simultaneous test sessions through a single Internet Protocol (IP) address. DigiTest EDGE provides a global platform for broadband test applications, by combining a narrowband and wideband metallic testing platform with DSL, Asynchronous Transfer Mode (ATM), IP and Hypertext Transfer Protocol (HTTP) performance tests. In 2004, we announced a new LoopCare feature and new DigiTest hardware that uses innovative insertion loss measures to provide a customer with highly accurate predictions of potential DSL Connection Speed. These test capabilities, when managed by our LoopCare OSS, enable service providers to accurately isolate a DSL problem between the customer’s premises, the local exchange carrier’s local loop and Digital Subscriber Line Access Multiplexer (DSLAM) serving network, and the Internet service provider’s data network.

In addition to the LoopCare OSS software sold as part of the DigiTest system, we also sell new LoopCare features to existing customers and the base LoopCare OSS as a stand-alone product to LECs for use with test heads other than our DigiTest hardware. LoopCare feature products include:

•	the Common Object Request Broker Architecture (CORBA)-based Application Programming Interface;

•	Benchmark Data Base;

•	DSL Testing;

•	the Advanced Testhead Feature Package;

•	Batch Testing;

•	Fax Unalert;

•	Loop Length Reporting;

•	Enabling Flow Through by Re-Classification of VER 55-58 Codes;

•	LoopCare TCP/IP Communications Network; and

•	Testing Voice Services in a Broadband Passive Optical Network (bPON).

MCU

Our core MCU products plug into DLC systems, the large network transmission systems used by telephone companies to link the copper and fiber-optic portions of the local loop. MCU products allow our customers to extend their line testing capabilities to all of their POTS lines served by a DLC system regardless of whether the system is fed by a copper or fiber optic link. DLC systems, which are located at telephone companies’ central offices and at remote sites within local user areas, effectively multiplex the services of a single fiber-optic line into multiple copper lines. In many instances, several DLC systems are located at a single remote site to create multiple local loops that serve several thousand different end-user homes and businesses. Generally, for every DLC remote site, customers will deploy at least two MCU line-testing products.

CABLE TESTING PRODUCTS

The Company’s Cheetah™ performance and status monitoring products provide a broad network assurance solution for the Broadband Hybrid Fiber Coax (HFC) distribution system found in the cable television industry. Our Cheetah products gather status information and report on critical components within the cable network. The Company’s monitoring systems include complete hardware and software solutions that enable efficient HFC plant status monitoring. By providing a constant, proactive view of the health and status of outside plant transmission systems, the products can reduce operating costs and increase subscriber satisfaction.

Our direct sales cable offerings currently consist of our CheetahLight™ (formerly LIGHTHOUSE®) and CheetahNet™ (formerly NetMentor™) software systems and maintenance, head-end controllers, return path switch hardware, transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes. In addition, we manufacture and sell, primarily on an OEM basis, transponders which meet the DOCSIS® standards, allowing customers the flexibility to utilize those transponders in either our proprietary monitoring systems or those offered by other vendors.

Cable television service providers continue to evolve their offerings from traditional one-way video delivery to bi-directional services, including the communications “triple play” of voice, video and data service. The Company is currently engaged in research and development efforts for network assurance products that address quality problems related to these advanced services. During 2004, we introduced our DOCSIS certified transponders which can provide internet protocol (IP) band monitoring. The Company intends to leverage its experience in delivering network assurance technologies to telecom providers by developing more advanced performance management solutions for once-traditional cable suppliers. The Company is actively engaged in research and development of Voice Over Internet Protocol (VoIP) solutions, as well as data network integrity technologies. As part of this strategy, we have entered into certain third party license agreements to augment our next generation technology, including VoIP technology.

SERVICES

Our Services offerings include software maintenance as well as our professional services, which are designed to assist our customers in ensuring the proper operation of all of the components of their voice test systems. The scope of our Services business was considerably expanded upon the acquisition of software maintenance relationships related to the LoopCare and CheetahNet software product lines. Offsetting this expansion, however, is a trend toward a decrease in the demand for our professional services caused by a decline in our RBOC customers’ capital investment in their traditional voice services, which tends to drive the professional services.

BACKLOG

Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of March 26, 2005, the Company had backlog of approximately $14.1 million compared to $14.7 million as of December 31, 2004 and $13.6 million as of March 27, 2004. The slight decrease in the backlog from December 31, 2004 is attributed to lower hardware and software orders, offset by a higher maintenance backlog. The backlog at March 26, 2005 and December 31, 2004 include approximately $6.1 million and $5.5 million, respectively, related to software maintenance contracts, which are earned and recognized as income on a straight-line basis during the remaining term of the underlying agreements. The Company’s policy is to include a maximum of twelve months revenue from multi-year maintenance agreements in reported backlog.

We have entered into LoopCare software maintenance agreements with three of the four RBOCs, all three of these agreements expire December 31, 2005. We are also currently in negotiations with the remaining RBOC regarding renewal of its software maintenance agreement. We anticipate the agreement will be signed in the second quarter of 2005. We have not recorded any revenue related to services performed for that RBOC during the quarter ended March 26, 2005. Upon signing of the contract, the appropriate amount of earned revenue will be recorded, while the remaining portion of the unearned revenue will be added to the maintenance backlog.

Management expects that approximately 56.1% of the current backlog will be recognized as revenue in the second quarter of 2005. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.

REPORTING SEGMENT

We have determined that our business has one reporting and operating segment, the test assurance industry. All product sales are considered components of the business of testing infrastructure and networks for the telecommunications and cable television industries. Although we internally develop historical sales information associated with the various product categories, this information is not considered to be sufficient for segment reporting purposes as only sales data is accumulated and provided to the Chief Operating Decision Maker. Our products and services have similar economic characteristics and the same or similar production processes, and are sold through similar distribution channels and means to similar types and classes of customers already in, or entering into, the telecommunications and cable businesses.

INTERNATIONAL SALES

International sales represented approximately $2.6 million, or 18.2%, of the Company’s total revenue for the quarter ended March 26, 2005, compared to $1.4 million, or 8.0%, in the March 27, 2004 quarter. Although our international sales have increased year over year, and our marketing activity in international markets has expanded, our overall success in marketing and selling our telecommunications products in international markets has been limited, due in part to incompatibility of certain of our telecommunications products with networks employed abroad. We continue to evaluate opportunities in the international market that will enhance our international presence and growth. Through our original equipment manufacturer (OEM) relationship with Lucent, our LoopCare products have been sold internationally in conjunction with purchases of Lucent hardware. Of particular note is our recent success with Lucent Technologies International (LTI) in successfully bidding and obtaining an agreement with the Saudi Telecom Company (STC) in Saudi Arabia to purchase the Company’s broadband offerings in addition to LoopCare software customization and an operating platform update effort. Although this is an “as ordered” contract that has no minimum purchase commitments, we are cautiously optimistic regarding the revenue opportunities under this agreement. We have recorded approximately $0.7 million in revenue in the first quarter of 2005 on sales to LTI. However, this is a unique project and requires the support of a number of parties which can impact its progress throughout the term of the project, and may not provide a significant revenue contribution in any particular fiscal quarter.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company’s financial statements have been prepared. A comprehensive review of these policies is contained in the Company’s 2004 Annual Report on Form 10-K filed on March 3, 2005. Management believes the Company’s critical accounting policies are those related to Staff Accounting Bulletin (SAB 104), “Revenue Recognition”; AICPA’s Statement of Position (SOP) 97-2 “ Software Revenue Recognition,” and Emerging Issues Task Force (EITF) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”; Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”; SFAS No. 142, “Goodwill and Other Intangible Assets”; SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; and SFAS No. 109, “Accounting for Income Taxes.” Additionally, we believe inventory valuations, allowances for doubtful accounts and warranty reserves are also critical accounting policies. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results and they require management to make judgments and estimates based on matters that are inherently uncertain. There were no significant changes in these policies or the application thereof during 2005.

RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH PART I, ITEM 1 OF THIS REPORT

FIRST QUARTER OF 2005 COMPARED TO FIRST QUARTER OF 2004

Revenues

The Company’s revenues for the first quarter of 2005 were $14.3 million, a decrease of $3.3 million or 18.9%, compared to revenues of $17.6 million reported for the first quarter of 2004.

Sales of MCUs during the first quarter of 2005 were $3.4 million, a decrease of $3.6 million compared to the first quarter of 2004. As a result, MCU sales represented 23.8% of total first quarter 2005 revenues compared to 39.8% for the first quarter of 2004. MCU sales in the first quarter of 2004 were particularly strong due to above normal year-end 2003 RBOC orders that carried forward into 2004. However, decreases from the first quarter of 2004 compared to the same period in 2005 were also attributable to a decline in overall North American market demand for digital loop carrier systems and restricted POTS capital spending by the RBOCs.

We expect MCU sales for the foreseeable future to continue to account for a meaningful portion of the Company’s revenue. However, as a result of the continuing maturation of this product line, the RBOCs’ trend of limiting capital spending in their traditional POTS networks and the evolution of the transmission network toward end to end fiber, the Company believes revenues from this product line will continue to decline over time.

Sales of the Company’s DigiTest system products, which include LoopCare software, were $2.9 million in the first quarter of 2005, an increase of $2.0 million, compared to the first quarter of 2004 of $0.9 million. DigiTest revenue was favorably affected by LEC customers continuing to purchase DigiTest products to augment their expanding networks as well as RBOC LTS modernization initiatives and rollout of DSL pre-qualification programs. DigiTest system sales accounted for 20.3% and 5.1% of total revenues for the first quarter of 2005 and 2004, respectively. We currently have active DigiTest and LoopCare trials underway in a number of our large customers. These trials are at various stages and it is difficult to predict with any certainty the ultimate outcome of these trials as well as product acceptances.

Sales of LoopCare software products separate and unrelated to DigiTest system products were $0.9 million in the first quarter of 2005 compared with $1.6 million recorded in the first quarter of 2004. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. When making a purchase decision for LoopCare software, our customers generally must complete a full technical evaluation of the software and develop a favorable business case within their organization. As a result, revenue from this product line can fluctuate significantly on a quarter by quarter basis. LoopCare software product sales comprised 6.3% of total revenues during the first quarter of 2005 compared to 9.1% in the first quarter of 2004.

Overall sales of cable hardware and software products decreased $0.1 million from $4.9 million during the first quarter of 2004 to $4.8 million in the first quarter of 2005. During the first quarter of 2005, we experienced strong sales of our DOCSIS certified transponders. Shipment and revenue recognition of this product was initially delayed in the fourth quarter of 2004 pending resolution of a certain end user customer’s specification requirements. As many customers demand products that meet the DOCSIS standards, they are reducing their purchases of legacy cable equipment, while increasing their purchases of the DOCSIS certified products. We expect our DOCSIS certified transponders, which are primarily sold on an OEM basis, will generate lower margins than have historically been achieved with our legacy cable equipment. We are in the process of taking a number of steps intended to reduce this impact, which include attempting to effect design and manufacturing efficiencies, reducing the cost of raw materials and redesigning the software that is used in the DOCSIS product. Additionally, we continue to design differentiating technologies that we believe will increase the value and revenue opportunities for our related software and enhanced VoIP service assurance products. Cable hardware and software product sales amounted to 33.6% and 27.8% of total first quarter 2005 and 2004 revenue, respectively.

Services revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, decreased $0.8 million to $2.4 million in the first quarter of 2005. Service revenues amounted to 16.8% and 18.2% of total first quarter 2005 and 2004 revenue, respectively. The decrease is primarily attributed to the delay in the execution of a software maintenance agreement with one of our RBOC customers.

Gross Profit

Gross profit for the first quarter of 2005 decreased $3.4 million or 32.9% to $6.9 million. The decrease in gross profit is attributed primarily to changes in the product mix caused by lower LoopCare software and MCU revenue and increased shipments on an OEM basis of DOCSIS certified cable products, which carry substantially lower margins than our legacy cable products. Additionally, margins were negatively impacted by the delay beyond the end of the first quarter 2005 in executing the extension of a maintenance agreement with one of our RBOC customers. As a percentage of sales, gross profit for the quarter was 48.2% versus 58.3% for the year ago period. Gross margin, as a percentage of sales, decreased in the first quarter compared to the previous year’s first quarter due to the factors mentioned above.

Selling and Marketing Expense

Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, decreased $0.3 million to $2.2 million for the first quarter of 2005 from $2.5 million in 2004. The decrease is associated with a decrease in salaries and wages, travel costs and incentive compensation costs in the current quarter. As a percentage of revenues, selling and marketing expenses increased from 14.0% in the first quarter of 2004 to 15.7% in the first quarter of 2005.

General and Administrative Expense

General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, for the first quarter of 2005 was $1.8 million, a decrease of $0.1 million, or 5.1%, from the $1.9 million recorded in the first quarter of 2004. The decrease is primarily attributed to a decrease in incentive compensation costs and a decrease in bad debt allowances due to favorable results from collection efforts and current lower sales levels. As a percentage of revenues, general and administrative expenses increased from 11.0% in the first quarter of 2004 to 12.9% in the first quarter of 2005.

Research and Development Expense

Research and development expense, which consists primarily of payroll related costs and depreciation expense decreased by $0.8 million or 19.0% to $3.4 million in the first quarter of 2005 from $4.2 million in the first quarter of 2004. The decrease in research and development expense is associated with lower salaries and wages as well as a decrease in incentive compensation costs during the period. During 2004, the Company announced a cost alignment program in which we eliminated approximately 50 positions, primarily impacting research and development. The reduction in salaries and wages in the first quarter of 2005 is attributable to this program. As a percentage of revenues, research and development expense remained flat at 23.8%.

Retirement Expense

On January 17, 2005, the Company entered into an Agreement with Christian L. Allison, the Company’s Former Chief Executive Officer and former member of the Board of the Company (the “Agreement”). Under the terms of the Agreement, Mr. Allison resigned effective as of January 18, 2005 (the “Retirement Date”), as director and executive officer of the Company and any and all other positions he held with the Company or its subsidiaries or other affiliates.

Mr. Allison received the following separation payments: (a) an amount equal to the sum of (i) Mr. Allison’s base salary through the Retirement Date to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Allison as of the Retirement Date to the extent not then paid; (b) two times his contractual base salary of $315,000 for a total of $630,000; and (c) a lump sum payment of $75,000. The Company will pay all premiums on behalf of Mr. Allison to continue medical insurance for his immediate family through the second anniversary of the Retirement Date. Additionally, the Company has agreed to continue to indemnify, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Retirement Date, for Mr. Allison’s actions taken or omissions occurring at or prior to the Retirement Date. The Company also agreed to pay up to $50,000 of the reasonable fees and expenses of Mr. Allison’s legal counsel incurred in connection with the negotiation and execution of the Agreement. The Company recorded a total charge in the first quarter of 2005 related to Mr. Allison’s retirement of approximately $775,000.

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

Interest and Other Income

Interest and other income, comprised primarily of interest income in both quarterly periods, for the first quarter of 2005 was $0.3 million, an increase of $0.2 million, from the $0.1 million recorded in the first quarter of 2004. The increase is due to higher yields on our investments and an increase in the amount of short term investments.

Provision (Benefit) for Income Taxes

Income taxes for the first quarter of 2005 included a benefit of ($0.4) million due to the current quarter pretax loss. The provision for income taxes in the first quarter of 2004 was a charge of $0.7 million. The effective income tax rate for the first quarter of 2005 was a benefit of 33.2% compared to a charge of 38.4% in the first quarter of 2004. The decrease in the effective rate is attributed to the proportional impact of certain permanent items on the calculation, including those created by tax exempt interest and international sales. While we have made our best estimate of our effective rate for 2005, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2005.

Net (Loss) Income and (Loss) Earnings Per Share

As a result of the above factors, the net loss for the first quarter of 2005 was ($0.7) million compared to net income in the first quarter of 2004 of $1.1 million. For the first quarter of 2005, our basic and diluted loss per common share was ($0.06) compared to net income of $0.08 per common share recorded in the prior year quarter. Basic and diluted weighted average common and common equivalent shares outstanding were 13,161,140 in the first quarter of 2005 compared to 13,120,356 and 13,351,902, respectively, in the first quarter of 2004. The three months ended March 26, 2005 do not include the effect of dilutive securities due to the current quarter net loss which would make those securities anti-dilutive to the earnings per share calculation.

CHEETAH ACQUISITION

On February 13, 2003, we acquired certain assets and assumed certain liabilities of the Cheetah Status and Performance Monitoring Product Line from Acterna, LLC for approximately $14.3 million in cash. We also capitalized acquisition related costs of approximately $0.6 million for a total cost of approximately $14.9 million. The transaction provided for an earn-out to be paid up to $2.4 million based on certain 2003 performance targets. Our calculation indicates that amounts due under the earn-out provision are immaterial. To date, these sums have not been paid, as we continue to negotiate the earn-out and post closing purchase price adjustments with Acterna.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 26, 2005, was $0.8 million compared to $1.3 million for the same period in the prior year. The decrease is attributed to a 2005 first quarter operating loss compared to 2004 net income and changes in working capital. The Company had working capital of $71.2 million at March 26, 2005, an increase of $0.4 million, from $70.8 million of working capital as of December 31, 2004. Cash used in investing activities increased from $5.3 million for the three months ended March 27, 2004 to $10.2 million for the three months ended March 26, 2005. The change is attributed to purchases of short-term investments. As of March 26, 2005, the Company had $51.6 million of cash, cash equivalents and short-term investments that are unrestricted and available for corporate purposes, including acquisitions and other general working capital requirements.

The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”) with a bank. Under the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions. The Facility contains certain standard covenants with which we must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis. A maximum leverage ratio restricts our total borrowings to approximately $10.7 million during the first quarter of 2005. Commitment fees are payable quarterly at an annual rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with our acquisition of the Cheetah product line to adjust the determination of base net worth. As of March 26, 2005 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future. The Company expects to incur capital expenditures totaling approximately $3.5 million in 2005 including projects for test fixtures related to the manufacturing process and purchases of computer and office equipment .

The Company has in place a stock repurchase program, which is more fully described in Part II, Item 2(e) of this Report. At management’s discretion, the Company may repurchase shares under this program, however, the number of shares and the timing of such purchases has not presently been determined. Any such purchases would be made using existing cash and short-term investments. No shares were repurchased under this program in the three months ended March 26, 2005.

The impact of inflation on both the Company’s financial position and the results of operations has been minimal and is not expected to adversely affect our 2005 results. Our financial position enables us to meet our cash requirements for operations and capital expansion programs.

RELATED PARTY TRANSACTION

Gregory Quiggle was hired by the Company as Executive Vice President of Marketing on August 13, 2001. In connection with the recruitment of Mr. Quiggle, the Company made a loan to Mr. Quiggle in the amount of $210,000 pursuant to a Promissory Note (the “Note”) with interest accruing at 5% per annum. The remaining outstanding balance of $157,000 is due and payable on or before the earlier of (i) May 2, 2008, (ii) the date of termination of Mr. Quiggle’s employment with the Company, or (iii) the date that Mr. Quiggle sells or otherwise transfers ownership of all or a portion of 40,200 shares of common stock of Acterna LLC, which shares are being held by the Company as collateral for payment of the Note. Presently, the shares of stock being held as collateral have no value. The Note has not been modified since its issuance.

KEY RATIOS

The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, was 59 and 67 days as of March 26, 2005 and December 31, 2004, respectively. The Company’s inventory turnover ratio was 2.1 and 2.3 turns at March 26, 2005 and December 31, 2004, respectively.

ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123(R), “Shared-Based Payment”. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the date of the grant and recording such expense in the consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April of 2005, the SEC approved a rule that delayed the effective date of FASB Statement No. 123. Statement 123(R) is now effective for public companies for annual periods that begin after June 15, 2005.

We are currently evaluating the impact of the adoption of Statement 123(R). See Note 2 to the financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), Application of FASB Statement No.109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the “American Jobs Creation Act of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges...” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. We do not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The Company is currently assessing the impact of SAB No. 107 on its implementation and adoption of SFAS No. 123R.

RISK FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     We wish to caution each reader of this Form 10-Q to consider the following factors and certain other factors discussed herein and in other past reports, including but not limited to prior year Form 10-K and Form 10-Q reports and annual reports filed with the SEC. Our business and results of operations could be seriously impaired by any of the following risks. The factors discussed herein may not be exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that we file with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.

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

The sale of our products is dependent upon our ability to satisfy the proprietary requirements of our customers and to respond to rapid technological change, including evolving industry-wide standards.

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

     Our customers demand that our products meet stringent quality, performance and reliability standards. We have, from time to time, experienced product quality, performance or reliability problems. For example, in 2004, we were unable to ship certain of our transponder products to a customer due to delays in both the CableLabs DOCSIS certification of these products and the manufacturing of the product until final engineering enhancements were completed. Though we received CableLabs certification in the third quarter of 2004, and resolved these technological issues for the current product design and configuration, defects or failures have in the past, and may in the future occur relating to our product quality, performance and reliability. If these failures or defects occur or become significant, we could experience lost revenues, increased costs, including inventory write-offs, warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our business.

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

Although we evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and are annually reviewing and evaluating our internal controls over financial reporting in order to comply with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002, we may not be able to prevent all instances of accounting errors or fraud in the future. Our controls and procedures do not provide absolute assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of legal requirements, our resources and nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions. Our business could be seriously harmed by any material failure of these control systems.

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

     We have recently undertaken a reduction in work force in response to our evolving business model. These actions could have long term adverse effects on our business. There are several risks inherent in our efforts to bring our cost base in line with the current environment by reducing our workforce. These include the risk that we will not be successful in achieving our planned cost reductions, and that even if we are successful in doing so, we will still not be able to reduce expenditures quickly enough to see a positive profitability effect and may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

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

     Because our cable products generate lower margins for us than our proprietary MCU and software offerings, an increase in the percentage of our sales of cable-related products relative to our traditional products will result in lower profitability. Furthermore, as consolidations within the cable industry and the adoption of the DOCSIS standards have caused and could continue to cause pricing pressure as our competitors lower product pricing, our revenues have been and may continue to be adversely affected. Although we have developed DOCSIS compliant hardware and our relationship with our OEM partner is one that we believe will prominently position us to succeed in the marketing of DOCSIS products, these DOCSIS products will likely generate lower margins than have historically been generated by our proprietary technology. As a result, as our business shifts from our higher margin proprietary products to lower margin cable offerings and standardized products for which we have competition, we will need to sell greater volumes of our products to maintain our profitability.

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

Item 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 26, 2005 that have materially affected or are reasonably likely to materially affect these controls.

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 27, 2005, our Board of Directors authorized the continuation through December 31, 2005 of a share repurchase program which expired on December 31, 2004. Under this extension, we may repurchase a total of one million shares of our common stock before December 31, 2005. Since the initial repurchase program was instituted in April 1997, and as of March 26, 2005, the Company has repurchased 461,800 shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. At our discretion, we will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments. No shares were repurchased under this program in the three months ended March 26, 2005.

Item 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)	Exhibits:

The following exhibits are being filed with this report:

Exhibit
Number	Description
15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith

(b)	Reports on Form 8-K:

1.	A Report Form 8-K was filed on January 21, 2005 relating to (i) the Company entering into an Agreement with Christian L. Allison, the Company’s former Chief Executive Officer (ii) termination of an existing agreement with Mr. Allison; (iii) the attachment of an exhibit which was a press release announcing the Company’s preliminary financial results for the quarter ended December 31, 2004; (iv) the resignation of Mr. Allison as Chief Executive Officer and as a Director and the appointment of Mark B. Peterson as Chief Executive Officer and to the Board of Directors to fill the vacancy created by Mr. Allison’s resignation and the election of Daniel P. Barry as Chairman of the Board; and (v) certain amendments to the Company’s Bylaws.

2.	A Report Form 8-K was filed on January 27, 2005 which contained as an exhibit the Company’s Earning Release for the quarter and year ended December 31, 2004.

3.	A Report Form 8-K was filed on March 11, 2005 relating to the Company entering into an Extension and Amendment of Agreement (each, an “Agreement”) with each of Carol M. Franklin, Joseph G. O’Brien, Gregory Quiggle, Roger A. Smith and Jeffery J. Tatusko, executives of the Company.

™LoopCare is a trademark of Tollgrade Communications, Inc.

™Cheetah is a trademark of Tollgrade Communications, Inc.

®DigiTest is a registered trademark of Tollgrade Communications, Inc.

®EDGE is a registered trademark of Tollgrade Communications, Inc.

®MCU is a registered trademark of Tollgrade Communications, Inc.

®LIGHTHOUSE is a registered trademark of Tollgrade Communications, Inc.

®DOCSIS is a registered trademark of Cable Television Laboratories, Inc.

All other trademarks are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tollgrade Communications, Inc. (Registrant)

Dated: May 4, 2005	/s/ Mark B. Peterson

Mark B. Peterson
Chairman and Chief Executive Officer

Dated: May 4, 2005	/s/ Samuel C. Knoch

Samuel C. Knoch
Chief Financial Officer and Treasurer

Dated: May 4, 2005	/s/ Sean M. Reilly

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