Form 10-Q
period 2005-06-25
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2005-08-04
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 25, 2005

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
Yes ☑                      No ☐
     As of June 25, 2005, there were 13,161,140 shares of the Registrant’s Common Stock, $0.20 par value per share, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 25, 2005

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 25, 2005	December 31, 2004 *

ASSETS
Current assets:
Cash and cash equivalents	$21,712,874	$32,622,135
Short-term investments	29,419,536	18,537,310
Accounts receivable:
Trade, net of allowance for doubtful accounts of $761,361 in 2005 and $754,598 in 2004	12,739,756	10,690,695
Other	1,195,252	106,484
Inventory	12,483,325	12,940,878
Prepaid expenses and other current assets	1,390,530	2,542,565
Refundable income taxes	752,274	964,171
Deferred tax assets	1,584,521	1,143,410

Total current assets	81,278,068	79,547,648

Property and equipment, net	7,281,605	7,859,709
Deferred tax assets	208,620	176,464
Intangibles, net	45,036,250	45,107,750
Goodwill	19,339,682	19,339,682
Capitalized software costs, net	5,478,944	6,452,749
Receivable from officer	155,797	156,392
Other assets	169,978	194,081

Total assets	$158,948,944	$158,834,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,259,348	$1,086,818
Accrued warranty	1,907,147	2,081,238
Accrued expenses	2,331,063	1,771,930
Accrued salaries and wages	246,171	717,540
Accrued royalties payable	117,671	414,408
Income taxes payable	338,343	168,501
Deferred income	1,638,025	2,461,728

Total current liabilities	7,837,768	8,702,163

Deferred tax liabilities	3,165,391	2,623,377

Total liabilities	11,003,159	11,325,540
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value; Authorized shares, 10,000,000; issued shares, -0- In 2005 and 2004	—	—
Common stock, $.20 par value; authorized shares, 50,000,000; issued shares, 13,622,940 in 2005 and 2004	2,724,588	2,724,588
Additional paid-in capital	71,134,745	71,134,745
Treasury stock, at cost, 461,800 shares in 2005 and 2004	(4,790,783)	(4,790,783)
Retained Earnings	78,877,235	78,440,385

Total shareholders’ equity	147,945,785	147,508,935

Total liabilities and shareholders’ equity	$158,948,944	$158,834,475

*	Amounts derived from audited financial statements
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Revenues:
Products	$12,858,437	$12,267,500	$24,838,424	$26,722,130
Services	4,233,349	3,198,311	6,527,986	6,350,830

Total revenues:	17,091,786	15,465,811	31,366,410	33,072,960

Cost of product sales:
Products	6,170,500	6,266,456	12,223,079	12,280,924
Services	935,783	997,479	1,731,372	1,857,304
Amortization of intangibles	541,499	510,194	1,081,202	983,527

	7,647,782	7,774,129	15,035,653	15,121,755

Gross Profit:	9,444,004	7,691,682	16,330,757	17,951,205

Selling and marketing	2,437,768	2,383,142	4,675,389	4,854,730

General and administrative	1,895,471	1,661,246	3,730,107	3,595,420

Research and development	3,693,057	4,114,965	7,089,585	8,306,753

Retirement Expense	—	—	775,213	—

Total operating expenses	8,026,296	8,159,353	16,270,294	16,756,903

Income (loss) from operations	1,417,708	(467,671)	60,463	1,194,302

Interest and other income, net	252,198	68,195	514,936	158,377

Income (loss) before income taxes	1,669,906	(399,476)	575,399	1,352,679

Provision (benefit) for income taxes	501,890	(264,929)	138,549	407,200

Net income (loss)	$1,168,016	$(134,547)	$436,850	$945,479

Earnings (loss) per share information:

Weighted average shares of common stock and equivalents:

Basic	13,161,140	13,131,835	13,161,140	13,126,231

Diluted	13,167,863	13,131,835	13,189,533	13,309,961

Net income (loss) per common and common equivalent shares:

Basic	$0.09	$(0.01)	$0.03	$0.07

Diluted	$0.09	$(0.01)	$0.03	$0.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 25, 2005
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Earnings	Stock	Earnings	Total

Balance at December 31, 2004	—	$—	13,622,940	$2,724,588	$71,134,745	$(4,790,783)	$78,440,385	$147,508,935

Net income	—	—	—	—	—	—	436,850	436,850

Balance at June 25, 2005	—	$—	13,622,940	$2,724,588	$71,134,745	$(4,790,783)	$78,877,235	$147,945,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 25, 2005	June 26, 2004
Cash flows from operating activities:
Net income	$436,850	$945,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,315,596	2,266,035
Tax benefit from exercise of stock options	—	48,884
Deferred income taxes	68,747	(47,629)
Provision for losses on inventory	274,041	(86,888)
Provision for allowance for doubtful accounts	6,763	38,698
Changes in assets and liabilities:
Increase in accounts receivable-trade	(2,055,824)	(694,227)
(Increase) decrease in accounts receivable-other	(1,088,768)	38,395
Decrease (increase) in inventory	183,512	(877,132)
Decrease (increase) in prepaid expenses and other assets	1,176,733	(528,380)
Decrease in refundable taxes	211,897	273,278
Increase in accounts payable	172,530	686,441
Decrease in accrued warranty	(174,091)	(33,180)
(Decrease) increase in accrued expenses and deferred income	(264,570)	587,176
Decrease in accrued royalties payable	(296,737)	(118,310)
Decrease in accrued salaries and wages	(471,369)	(689,111)
Increase in income taxes payable	169,842	55,925

Net cash provided by operating activities	665,152	1,865,454

Cash flows from investing activities:
Purchase of short-term investments	(15,327,226)	(7,733,938)
Redemption/maturity of short-term investments	4,445,000	5,394,901
Capital expenditures, including capitalized software	(692,187)	(1,474,553)
Investments in other assets	—	(715,000)

Net cash used in investing activities	(11,574,413)	(4,528,590)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	152,633

Net cash provided by financing activities	—	152,633

Net decrease in cash and cash equivalents	(10,909,261)	(2,510,503)
Cash and cash equivalents at beginning of period	32,622,135	31,059,972

Cash and cash equivalents at end of period	$21,712,874	$28,549,469

The accompanying notes are an integral part of the condensed financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month and six-month periods ended June 25, 2005 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month and six-month periods ended June 25, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
With respect to the unaudited financial information of the Company for each of the three-month and six-month periods ended June 25, 2005 and June 26, 2004, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 4, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a “report” within the meaning of Sections 7 and 11 of the Act.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company has two stock-based employee compensation plans. The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these provisions, stock-based employee compensation cost is not reflected in net income for any year, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost for these stock options based on the fair value method set forth in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” net income (loss) and earnings (loss) per share would have reflected the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income (loss), as reported	$1,168,016	$(134,547)	$436,850	$945,479
Deduct / Add: Total stock-based compensation expense based on the fair value method for all awards, net of related tax effects	6,797	43,627	9,256	176,715

Pro forma net income (loss)	$1,161,219	$(178,174)	$427,594	$768,764

Earnings (loss) per share:
Basic — as reported	$0.09	$(0.01)	$0.03	$0.07
Basic — pro forma	$0.09	$(0.01)	$0.03	$0.06

Diluted — as reported	$0.09	$(0.01)	$0.03	$0.07
Diluted — pro forma	$0.09	$(0.01)	$0.03	$0.06
3. ACQUISITION
On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah(TM) status and performance monitoring product line (“Cheetah”) from Acterna, LLC (“Acterna”) for approximately $14,300,000 in cash. In addition, acquisition-related costs of approximately $599,000 were capitalized for a total cost of approximately $14,899,000. The transaction provided for an earn-out to be paid in the first half of 2004 of up to $2,400,000 based on certain 2003 performance targets. As of June 25, 2005, we were still negotiating the earn-out payment and the current calculation indicates that amounts due under this provision are immaterial. The Company has made an allocation of the Cheetah purchase price to the fair value of assets acquired and liabilities assumed. The purchase price remains subject to change pending resolution between the parties of outstanding contingencies regarding the earn-out provision and remaining purchase price adjustments. Any changes to the purchase price arising from the resolution of these matters are expected to be accounted for as adjustments to goodwill and, depending upon the outcome of resolution of the purchase price adjustment, may be material.

4. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill:

	As of June 25, 2005		As of December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Cheetah sales order backlog, included in inventory	$543,273	$543,273	$543,273	$543,273
Exclusivity agreement	715,000	178,750	715,000	107,250

Total Amortized Intangibles	$1,258,273	$722,023	$1,258,273	$650,523

Non-amortized intangible assets:
LoopCare trade name	$1,300,000	$—	$1,300,000	$—
Base software — LoopCare	5,200,000	—	5,200,000	—
Post warranty maintenance service agreements	32,000,000	—	32,000,000	—
Customer Base — Cheetah	5,000,000	—	5,000,000	—
Cheetah Trademark	1,000,000	—	1,000,000	—

Total Non-Amortized Intangibles	$44,500,000	$—	$44,500,000	$—

Total Intangibles	$45,758,273	$722,023	$45,758,273	$650,523

Capitalized software:
Developed product software	$7,627,070	$5,578,146	$7,591,173	$4,817,234
Base software — Cheetah	2,900,000	700,833	2,900,000	555,833
Proprietary technology	1,000,000	241,667	1,000,000	191,667
Cheswick product software	537,900	65,380	537,900	11,590

Total capitalized software (long term)	$12,064,970	$6,586,026	$12,029,073	$5,576,324

Goodwill	$19,339,682	$—	$19,339,682	$—

     Estimated amortization expense for the years ended:

2005 (Remaining 6 months)	$1,084,792
2006	$1,800,993
2007	$701,896
2008	$681,731
2009	$543,282
Thereafter	$1,202,500

5. INVENTORY
At June 25, 2005 and December 31, 2004, inventory consisted of the following:

	June 25, 2005	December 31, 2004

Raw materials	$6,616,684	$7,631,246
Work in process	4,231,865	4,441,737
Finished goods	3,328,528	2,287,606

	14,177,077	14,360,589
Reserve for slow moving and obsolete inventory	(1,693,752)	(1,419,711)

	$12,483,325	$12,940,878

6. SHORT-TERM INVESTMENTS
Short-term investments at June 25, 2005 and December 31, 2004 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.
The Company classifies its investment in all debt securities as “held to maturity,” as the Company has the intent and ability to hold the securities to maturity.
The estimated fair values of the Company’s financial instruments are as follows:

	June 25, 2005		December 31, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,712,874	$21,712,874	$32,622,135	$32,622,135
Short-term investments	29,419,536	29,419,218	18,537,310	18,538,275

	$51,132,410	$51,132,092	$51,159,445	$51,160,410

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
Mr. Allison received the following separation payments: (a) an amount equal to the sum of (i) Mr. Allison’s base salary through the Retirement Date to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Allison as of the Retirement Date to the extent not then paid; (b) two times his contractual base salary of $315,000 for a total of $630,000; and (c) a lump sum payment of $75,000. The Company agreed to pay all premiums on behalf of Mr. Allison to continue medical insurance for his immediate family through the second anniversary of the Retirement Date. Additionally, the Company agreed to continue to indemnify, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Retirement Date, for Mr. Allison’s actions taken or omissions occurring at or prior to the Retirement Date. The Company also agreed to pay up to $50,000 of the reasonable fees and expenses of Mr. Allison’s legal counsel incurred in connection with the negotiation and execution of the Agreement. The Company recorded a total charge in the first quarter of 2005 related to Mr. Allison’s retirement of approximately $775,000.
Mr. Allison also will be entitled to receive any vested benefits payable to him under the terms of any employee benefit plan or program of the Company in accordance with the terms of such plan or program. Under the terms of the Agreement and the Company’s 1995 Long-Term Incentive Compensation Plan (as amended through January 24, 2002), all options to acquire shares of the Company’s common stock held by Mr. Allison were fully vested prior to the Retirement Date and will remain exercisable by Mr. Allison for one year following the Retirement Date.
8. COST ALIGNMENT
On July 8, 2004 and July 21, 2004, the Company announced a cost alignment program which eliminated, in two phases, approximately 50 positions. The majority of the reductions impacted the research and development, manufacturing, and related overhead areas of the Company. The cost alignment initiative resulted in a pre-tax severance expense of $268,637. All costs associated with the program were incurred and paid during the quarter ended September 25, 2004. Therefore, no remaining obligations exist at the end of the second quarter of 2005.
9. PER SHARE INFORMATION
Net income (loss) per share has been computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share” for all periods presented. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock option grants. The three months ended June 26, 2004 do not include the effect of dilutive securities due to the net loss which would make those securities anti-dilutive to the earnings per share calculation. The difference between basic and diluted earnings per share relates solely to the effect of capital stock options.
A reconciliation of earnings (loss) per share is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Net income (loss)	$1,168,016	$(134,547)	$436,850	$945,479

Common and common equivalent shares:
Weighted average common shares outstanding	13,161,140	13,131,835	13,161,140	13,126,231
Effect of dilutive securities — stock options	6,723	—	28,393	183,730

	13,167,863	13,131,835	13,189,533	13,309,961

Earnings (loss) per share:
Basic	$0.09	$(0.01)	$0.03	$0.07

Diluted	$0.09	$(0.01)	$0.03	$0.07

Unexercised stock options to purchase the Company’s capital stock of 1.4 million and 1.1 million shares for the three months ended June 25, 2005 and June 26, 2004, respectively, and 1.3 million shares and 0.9 million shares for the six months ended June 25, 2005 and June 26, 2004, respectively, are not included in the computation of diluted earnings per share because the option exercise price for these shares was greater than the average market price.
10. RECEIVABLE FROM OFFICER
The Company extended a loan for $210,000 under a promissory note to an officer of the Company in July 2001. The note provides for interest at 5% per annum with repayment under various conditions but no later than May 20, 2008. The loan was originally secured by 40,200 shares of common stock of an unrelated third party, which currently has no value. The balance of the loan at June 25, 2005 and December 31, 2004 was $155,797 and $156,392, respectively.
11. PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. The six months ended June 25, 2005 includes a reduction of certain warranty reserves of approximately $136,000. This reduction is associated with a warranty experience that has been more favorable than expected.
Activity in the warranty accrual is as follows:

	Six Months Ended	Year Ended
	June 25, 2005	December 31, 2004

Balance at the beginning of the period	$2,081,000	$2,150,000

Accruals for warranties issued during the period	652,000	1,435,000

Settlements during the period	(826,000)	(1,504,000)

Balance at the end of the period	$1,907,000	$2,081,000

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
13. MAJOR CUSTOMERS
The Company’s primary customers for its telecommunications products and services are the four Regional Bell Operating Companies (RBOCs), certain major independent telephone companies and several digital loop carrier (“DLC”) equipment manufacturers. Of these major customer groups, the RBOCs are the most significant; for the second quarter ended June 25, 2005, sales to the RBOCs accounted for approximately 34.9% of the Company’s total revenue, compared to approximately 40.1% of total revenue for the second quarter of 2004. Sales to two of the four RBOC customers individually exceeded 10% of the Company’s total revenue and, on a combined basis, comprised 23.8% of the Company’s total revenue for the second quarter of 2005. Additionally, during the quarter ended June 25, 2005, we had sales to one telecommunications Original Equipment Manufacturer (“OEM”) that exceeded 10% of the second quarter sales.
The Company’s cable products are sold to a customer base which ranges from small cable operators to certain of the largest cable equipment manufacturers and cable operators in the world. During the second quarter of 2005, approximately 17.0% of the Company’s total revenue related to sales to one cable OEM customer that exceeded 10% of the second quarter sales. Total sales to the four customers that individually exceeded 10% of the second quarter sales were $9,668,000, or 56.6% of second quarter, 2005 revenues.
14. INTERNATIONAL SALES
International sales represented approximately $4,037,000 or 23.6% of the Company’s total revenue for the quarter ended June 25, 2005, compared to $984,000, or 6.4%, in the June 26, 2004 quarter. Our international sales are primarily in three geographic areas: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $911,000, sales for EMEA were $3,058,000 and sales in Asia were $68,000.
15. GOODWILL
Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Statement of Financial Accounting Standards No. 142 (“SFAS 142”) requires goodwill and intangible assets with indefinite useful lives to be reviewed at least annually. We have determined that we only have one operating unit and test goodwill for impairment by comparing the aggregate market value of the Company’s issued and outstanding common stock using the average stock price over a 12 month period with our book carrying value. This calculation has indicated that the average stock price and, thus, market value of the Company is below our book carrying value. However, there have been a number of individual dates during 2005 in which the stock price, and thus, market value of the Company, was above the book value. Therefore, we believe this is a temporary decline and not a triggering event under SFAS 142. If this continues into the future and we do not have supporting evidence to indicate otherwise, we could have an impairment charge. If these conditions continue to exist, we will obtain a third party independent valuation to support the goodwill value currently reflected in the financial statements.
16. INCOME TAXES
The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities and assets are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We continue to generate deferred tax assets that we believe will be used in the future, however these assets may not be realizable if we continue to generate tax losses and, thus, could be subject to a valuation allowance.
17. ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment”. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the date of the grant and recording such expense in the consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April of 2005, the SEC approved a rule that delayed the effective date of FASB Statement No. 123(R). Statement 123(R) is now effective for public companies for annual periods that begin after June 15, 2005. Currently, the charge that would result in applying Statement 123(R) would not be material to the Company. See Note 2 to the financial statements.
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges...” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. We do not believe that the adoption of this statement will have a material impact on the Company’s financial condition or results of operations.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Tollgrade Communications, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. as of June 25, 2005, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 25, 2005 and June 26, 2004 and the condensed consolidated statement of cash flows for the six-month periods ended June 25, 2005 and June 26, 2004 and statement of changes in shareholders equity for the six-month period ended June 25, 2005. These interim financial statements are the responsibility of the Company’s management.
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
August 4, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those contained in Item 2- Management’s Discussion and Analysis of Results of Operations and Financial Condition, along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as “will,” “believes,” “intends,” “expects,” “plans,” “could” or “may,” or the negatives thereof, other variations thereon or comparable terminology, relate to, among other things, the significant portion of our revenues generated from MCU® sales and the expected consequences of the maturation of this market, the opportunities developing in the cable broadband market and the Company’s plans for the development of new cable products, circumstances surrounding our LoopCare™ sales, the potential revenue opportunities under our contract with Lucent Technologies International for the project in Saudi Arabia, the results of the Company’s efforts to obtain certain product certifications and the effect of such results on future sales, the maturation of our legacy cable products and the lower expected margins for our cable products resulting from increased sales of our DOCSIS® certified transponders, certain cost alignment initiatives, projected cash flows which are used in the valuation of intangible assets, the anticipated results of negotiations for our remaining RBOC maintenance agreement and the accounting treatment of fees arising thereunder, changes in our backlog, the amount of backlog that may be recognized as revenue in future periods, the Company’s anticipated short-term borrowings and expected 2005 capital expenditures, the ability to utilize deferred and refundable tax assets, opportunities which the Services group offers to customers, the potential loss of certain customers, the timing of orders from customers, the effect of consolidations in the markets to which we sell, certain international sales opportunities, the effects of the economic slowdown in the telecommunications and cable industries, the possibility of future provisions for slow moving and obsolete inventory, and the effect on earnings and cash flows of changes in interest rates. The Company does not undertake any obligation to publicly update any forward-looking statements.
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
We provide equipment that enables telephone companies to remotely qualify, verify provisioning and isolate troubles for “Plain Old Telephone Service” (“POTS”) lines and broadband local access networks. When these networks are not functioning properly, our products help to isolate the problem to the customer’s premises, local copper and fiber network, central office and/or core data network segments. In doing so, our solutions add value to our customers by improving mean-time-to-repair and technician dispatch efficiency. In addition, our products help telephone companies assess whether existing POTS lines are suitable for Digital Subscriber Line (DSL) service for the delivery of Internet and other broadband services, such as IP Voice and Video.
For broadband cable networks, the outside plant segment of the network is a hybrid of fiber and coaxial facilities which is highly dependent upon standby power for network reliability. If commercial power fails, such standby power supplies must sustain the network, or services such as video, data and voice become inoperable. We provide products to cable companies that monitor the status of those standby power supplies and associated fiber nodes, thereby enabling cable operators to proactively isolate network troubles among customer premises, coaxial, fiber and Hub office network segments. As cable operators expand their current broadband service offerings to include IP Voice, our solutions can be upgraded to enable the remote isolation of DOCSIS®, Internet and IP Voice troubles among those same network segments. Similarly, our solutions also add value to our cable customers by improving mean-time-to-repair and technician dispatch efficiency.
About its customers
The Company’s primary customers for its telecommunications products and services are the four Regional Bell Operating Companies (RBOCs), certain major independent telephone companies and several digital loop carrier (“DLC”) equipment manufacturers. Of these major customer groups, the RBOCs are the most significant; for the second quarter ended June 25, 2005, sales to the RBOCs accounted for approximately 34.9% of the Company’s total revenue, compared to approximately 40.1% of total revenue for the second quarter of 2004. Sales to two of the four RBOC customers individually exceeded 10% of the Company’s total revenue and, on a combined basis, comprised 23.8% of the Company’s total revenue for the second quarter of 2005. The Company continues to be highly dependent on the four RBOCs for a significant portion of its total revenue but such dependency has generally declined in recent years due to changes in the Company’s product mix from our legacy MCU products to our cable hardware and software products. During fiscal year 2004, the Company also expanded sales of its LoopCare and DigiTest®/DigiTest EDGE® test system to non-RBOC independent local exchange carriers (“LECs”). Additionally, during the quarter ended June 25, 2005, we had sales to one telecommunications Original Equipment Manufacturer (“OEM”) that exceeded 10% of the second quarter sales.
The Company’s cable products are sold to a customer base which ranges from small cable operators to certain of the largest cable equipment manufacturers and cable operators in the world. During the second quarter of 2005, approximately 17.0% of the Company’s total revenue related to sales to one cable OEM customer that exceeded 10% of the second quarter sales. Total sales to the four customers that individually exceeded 10% of the second quarter sales were $9.7 million, or 56.6% of second quarter, 2005 revenues.
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

Our direct sales cable offerings consist of our CheetahLight™ (formerly LIGHTHOUSE®) and CheetahNet™ (formerly NetMentor™) software systems and maintenance, head-end controllers, return path switch hardware, transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes. In addition, we manufacture and sell, primarily on an OEM basis, transponders which meet the DOCSIS® standards, allowing customers the flexibility to utilize those transponders in either our proprietary monitoring systems or those offered by other vendors.
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
SERVICES
Our Services offerings include software maintenance as well as our professional services, which are designed to assist our customers in ensuring the proper operation of all of the components of their voice test systems. The scope of our Services business was considerably expanded upon the acquisition of software maintenance relationships related to the LoopCare and CheetahNet software product lines. Offsetting this expansion, however, is a trend toward a decrease in the demand for our professional services caused by a decline in our RBOC customers’ capital investment in their traditional voice services, which tends to drive the professional services. Furthermore, the timing of the extension or renewal of certain of the more significant software maintenance agreements can have a major impact on the Company’s Services revenues for any particular fiscal quarter or year.
BACKLOG
Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of June 25, 2005, the Company had backlog of approximately $11.9 million compared to $14.7 million as of December 31, 2004 and $7.8 million as of June 26, 2004. The backlog at June 25, 2005 and December 31, 2004 includes approximately $4.7 million and $5.5 million, respectively, related to software maintenance contracts, which are earned and recognized as income on a straight-line basis during the remaining term of the underlying agreements. The Company’s policy is to include a maximum of twelve months revenue from multi-year maintenance agreements in reported backlog. As of June 25, 2005, the Company had executed LoopCare software maintenance agreements with three of the four RBOCs. All three of these agreements expire on December 31, 2005 and are included in the backlog at June 25, 2005. The fourth maintenance agreement, which originally expired on December 31, 2004, was extended through July 31, 2005 and we are continuing to negotiate a potential multi-year agreement with this customer. As a result, the June 25, 2005 backlog does not contain any amounts associated with this agreement. The decrease in backlog from December 31, 2004 is primarily attributed to the timing of the expiration of certain RBOC maintenance agreements up for renewal and completion of significant milestones for certain large projects.
Management expects that approximately 59.7% of the current backlog will be recognized as revenue in the third quarter of 2005. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could affect short-term results, they are not necessarily indicative of long-term trends in sales of our products.
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
INTERNATIONAL SALES
International sales represented approximately $4.0 million, or 23.6%, of the Company’s total revenue for the quarter ended June 25, 2005, compared to $1.0 million, or 6.4%, in the June 26, 2004 quarter. Our international sales are primarily in three geographic areas: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $0.9 million, sales for EMEA were $3.0 million and sales in Asia were $0.1 million. Although our international sales have increased year over year, and our marketing activity in international markets has expanded, our historical success in marketing and selling our telecommunications products in international markets has been limited, due in part to incompatibility of certain of our telecommunications products with networks employed abroad. We continue to evaluate opportunities in the international market that will enhance our international presence and growth. Through our original equipment manufacturer (OEM) relationship with Lucent, our LoopCare products have been sold internationally in conjunction with purchases of Lucent hardware. Of particular note is our recent success with Lucent Technologies International (LTI) in bidding and obtaining an agreement with the Saudi Telecom Company (STC) in Saudi Arabia to sell the Company’s broadband offerings in addition to LoopCare software customization and an operating platform update effort. Although this is an “as ordered” contract that has no minimum purchase commitments, we are cautiously optimistic regarding the revenue opportunities under this agreement. However, this is a unique project and requires the support of a number of parties which can affect its progress throughout the term of the project, and may not provide a significant revenue contribution in any particular fiscal quarter.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company’s financial statements have been prepared. A comprehensive review of these policies is contained in the Company’s 2004 Annual Report on Form 10-K filed on March 3, 2005. Management believes the Company’s critical accounting policies are those related to Staff Accounting Bulletin (SAB 104), “Revenue Recognition”; AICPA’s Statement of Position (SOP) 97-2 “ Software Revenue Recognition,” and Emerging Issues Task Force (EITF) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”; Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”; SFAS No. 142, “Goodwill and Other Intangible Assets”; SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; and SFAS No. 109, “Accounting for Income Taxes.” Additionally, we believe inventory valuations, allowances for doubtful accounts and warranty reserves are also critical accounting policies. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results and they require management to make judgments and estimates based on matters that are inherently uncertain. There were no significant changes in these policies or the application thereof during the six-month period ended June 25, 2005.
GOODWILL
Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Statement of Financial Accounting Standards No. 142 (“SFAS 142”) requires goodwill and intangible assets with indefinite useful lives to be reviewed at least annually. We have determined that we only have one operating unit and test goodwill for impairment by comparing the aggregate market value of the Company’s issued and outstanding common stock using the average stock price over a 12 month period with our book carrying value. This calculation has indicated that the average stock price and, thus, market value of the Company is below our book carrying value. However, there have been a number of individual dates during 2005 in which the stock price, and thus, market value of the Company, was above the book value. Therefore, we believe this is a temporary decline and not a triggering event under SFAS 142. If this continues into the future and we do not have supporting evidence to indicate otherwise, we could have an impairment charge. If these conditions continue to exist, we will obtain a third party independent valuation to support the goodwill value currently reflected in the financial statements.
INCOME TAXES
The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities and assets are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We continue to generate deferred tax assets that we believe will be used in the future, however these assets may not be realizable if we continue to generate tax losses and, thus, could be subject to a valuation allowance.

RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH PART I, ITEM 1 OF THIS REPORT
SECOND QUARTER OF 2005 COMPARED TO SECOND QUARTER OF 2004
Revenues
The Company’s revenues for the second quarter of 2005 were $17.1 million, an increase of $1.6 million or 10.5%, compared to revenues of $15.5 million reported for the second quarter of 2004.
Sales of the Company’s DigiTest system products, which include LoopCare software, were $5.2 million in the second quarter of 2005, an increase of $4.0 million, compared to the second quarter of 2004 of $1.2 million. DigiTest revenue was favorably affected by deployment of products into Saudi Arabia and increased RBOC LTS modernization initiatives and rollout of DSL pre-qualification programs, as well as continued purchases by existing CLEC customers of our DigiTest products to support their expanding networks. DigiTest system sales accounted for 30.4% and 7.7% of total revenues for the second quarter of 2005 and 2004, respectively.
Sales of LoopCare software products separate and unrelated to DigiTest system products were $0.6 million in the second quarter of 2005 compared with $0.5 million recorded in the second quarter of 2004. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. When making a purchase decision for LoopCare software, our customers generally must complete a full technical evaluation of the software and develop a favorable business case within their organization. As a result, revenue from this product line can fluctuate significantly on a quarter by quarter basis. LoopCare software product sales comprised 3.5% of total revenues during the second quarter of 2005 compared to 3.2% in the second quarter of 2004.
Overall sales of cable hardware and software products decreased $1.6 million or 25.0% from $6.4 million during the second quarter of 2004 to $4.8 million in the second quarter of 2005. During the second quarter of 2005, we experienced strong sales of our DOCSIS certified transponders, offset by an expected reduction in legacy transponders and associated headend equipment and a decline in sales of our legacy CheetahLight cable equipment. The second quarter of 2004 had a significant sale to one customer that contributed to the year over year decline. As many customers demand products that meet the DOCSIS standards, we are experiencing a decline in sales of our legacy cable equipment, and an increase in sales of our DOCSIS certified products. Our DOCSIS certified transponders, which are primarily sold on an OEM basis, generate lower margins than we have historically achieved with our legacy cable equipment. Furthermore, as certain customers are increasingly requesting that the DOCSIS transponders be customized to meet specific network configuration requirements, we may experience delays or potential reduction in the sales of these products. Revenues and margins may also be negatively affected by a trend toward product standardization which has led to increased competition, as customers are able to purchase system components from a number of vendors.
     We are continuing the process of taking a number of cost saving initiatives, which include attempting to affect design and manufacturing efficiencies, reducing the cost of raw materials and redesigning the software that is used in the DOCSIS product. Additionally, we continue to design differentiating technologies that we believe will increase the value and revenue opportunities for our related software and enhanced VoIP service assurance products. Cable hardware and software product sales amounted to 28.1% and 41.3% of total second quarter 2005 and 2004 revenue, respectively.
Sales of MCUs during the second quarter of 2005 were $2.1 million, a decrease of $2.1 million compared to $4.2 million during the second quarter of 2004. As a result, MCU sales represented 12.3% of total second quarter 2005 revenues compared to 27.1% for the second quarter of 2004. The decrease is attributable to a decline in overall North American market demand for digital loop carrier systems and restricted POTS capital spending by the RBOCs.
We expect MCU sales for the foreseeable future to continue to account for a meaningful portion of the Company’s revenue. However, as a result of the continuing maturation of this product line, the RBOCs’ trend of limiting capital spending in their traditional POTS networks and the evolution of the transmission network toward end-to-end fiber, the Company believes revenues from this product line will continue to decline over time.
Services revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, increased $1.2 million or 37.5% to $4.4 million in the second quarter of 2005. Service revenues amounted to 25.7% and 20.7% of total second quarter 2005 and 2004 revenue, respectively. The increase is primarily attributed to the recognition of two quarters of software maintenance revenue associated with the one RBOC maintenance contract that was extended through July 31, 2005. We are currently negotiating a multi-year agreement with this customer.
Gross Profit
Gross profit for the second quarter of 2005 increased $1.8 million or 22.8% to $9.4 million. The increase in gross profit is attributed primarily to product mix which included more DigiTest and LoopCare software maintenance offset, in part, by an increase in lower-margined DOCSIS-based cable product sales. As indicated above, the second quarter gross profit benefited from two quarters of software maintenance revenue that was recognized upon the signing of a contract extension that expires on July 31, 2005. As a percentage of sales, gross profit for the quarter was 55.3% versus 49.7% for the year ago period. Gross margin, as a percentage of sales, increased in the second quarter compared to the previous year’s second quarter due to the factors mentioned above.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, remained flat at $2.4 million for the second quarter of 2005 from 2004. As a percentage of revenues, selling and marketing expenses decreased from 15.4% in the second quarter of 2004 to 14.3% in the second quarter of 2005.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, for the second quarter of 2005 was $1.9 million, an increase of $0.2 million, or 14.1%, from the $1.7 million recorded in the second quarter of 2004. The increase was related to salaries and wages, casual labor, and bad debt expense. As a percentage of revenues, general and administrative expenses increased from 10.7% in the second quarter of 2004 to 11.1% in the second quarter of 2005.

Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense, decreased by $0.4 million or 10.3% to $3.7 million in the second quarter of 2005 from $4.1 million in the second quarter of 2004. The second quarter of 2004 benefited from a $0.2 million reversal of an incentive compensation accrual recorded in 2004. No accrual has been recorded during 2005. Excluding this prior year reversal, the decrease is approximately $0.6 million and highlights the benefit achieved through the cost alignment program that was completed in July of 2004. The decrease in research and development expense is associated with lower salaries and wages, employee benefits, consulting, professional services and prototype expenses. As a percentage of revenues, research and development expense decreased to 21.6% in the second quarter of 2005 from 26.6% in the prior year quarter.
Interest and Other Income
Interest and other income for the second quarter of 2005 was $0.3 million, an increase of $0.2 million from the $0.1 million recorded in the second quarter of 2004. The increase is due to a larger portion of our portfolio being allocated to short-term investments with higher yields.
Provision (Benefit) for Income Taxes
Income taxes for the second quarter of 2005 included an expense of $0.5 million. The provision for income taxes in the second quarter of 2004 was a benefit of $0.3 million. The effective income tax rate for the second quarter of 2005 was a charge of 30% compared to a benefit of 66% in the second quarter of 2004. The effective rate, for both periods, was affected by the proportional impact of certain permanent items on the calculation, including those created by tax exempt interest and international sales. While we have made our best estimate of our effective rate for 2005, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2005.
Net Income (Loss) and Earnings (Loss) Per Share
As a result of the above factors, the net income for the second quarter of 2005 was $1.2 million compared to net loss in the second quarter of 2004 of ($0.1) million. For the second quarter of 2005, our basic and diluted earnings per common share was $0.09 compared to net loss of ($0.01) per common share recorded in the prior year quarter. Basic and diluted weighted average common and common equivalent shares outstanding were 13,161,140 and 13,167,683, respectively, in the second quarter of 2005 compared to 13,131,835 in the second quarter of 2004. The three months ended June 26, 2004 do not include the effect of dilutive securities due to the net loss for that quarter which would have made those securities anti-dilutive to the earnings per share calculation.
SIX MONTHS ENDED JUNE 25, 2005 COMPARED TO SIX MONTH ENDED JUNE 26, 2004
Revenues
The Company’s revenues for the six months ended June 25, 2005 were $31.4 million, a decrease of $1.7 million, or 5.2%, compared to revenues of $33.1 million reported for the six months ended June 24, 2004.

Sales of the Company’s DigiTest system products, which include LoopCare software, were $8.0 million in the six months ended June 25, 2005, an increase of $5.9 million, compared to the six months ended June 26, 2004 of $2.1 million. DigiTest revenue was favorably affected by deployments of products into Saudi Arabia and increased RBOC LTS modernization initiatives and rollout of DSL pre-qualification programs. DigiTest system sales accounted for 25.5% and 6.4% of total revenues for the first six months of 2005 and 2004, respectively.
Sales of LoopCare software products separate and unrelated to DigiTest system products were $1.5 million in the six months ended June 25, 2005 compared with $2.2 million recorded in the six months ended June 26, 2004. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. When making a purchase decision for LoopCare software, our customers generally must complete a full technical evaluation of the software and develop a favorable business case within their organization. As a result, revenue from this product line can fluctuate significantly on a quarter by quarter basis. LoopCare software product sales comprised 4.8% of total revenues during the six months ended June 25, 2005 compared to 6.7% in the six months ended June 26, 2004.
Overall sales of cable hardware and software products decreased $1.7 million or 15% from $11.3 million during the six months ended June 26, 2004 to $9.6 million in the six months ended June 25, 2005. During the six months ended June 25, 2005, we experienced strong sales of our DOCSIS certified transponders, offset by an expected reduction in legacy transponders and associated headend equipment and a decline in sales of our legacy CheetahLight cable equipment. As many customers demand products that meet the DOCSIS standards, they are reducing their purchases of legacy cable equipment, while increasing their purchases of the DOCSIS certified products. Certain customers are requesting that the DOCSIS transponders meet specific network configuration requirements, which could delay the sales of these products. Furthermore, the standardization of this product has led to increased competition, as customers are able to purchase system components from a number of vendors. We continue to design differentiating technologies that we believe will increase the value and revenue opportunities for our related software and enhanced VoIP service assurance products. Cable hardware and software product sales amounted to 30.6% and 34.1% of the first six months of 2005 and 2004 revenue, respectively.
Sales of MCUs during the six months ended June 25, 2005 were $5.5 million, a decrease of $5.6 million, or 50.5%, compared to the six months ended June 26, 2004. As a result, MCU sales represented 17.5% of total six months ended June 25, 2005 revenues compared to 33.5% for the six months ended June 26, 2004. MCU sales in the six months ended June 26, 2004 were particularly strong due to carryover 2003 capital budgeting of one of the RBOCs and strong OEM sales.
We expect MCU sales for the foreseeable future to continue to account for a meaningful portion of the Company’s revenue. However, as a result of the continuing maturation of this product line, the RBOCs’ trend of limiting capital spending in their traditional POTS networks and the evolution of the transmission network toward end-to-end fiber, the Company believes revenues from this product line will continue to decline over time.
Services revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, increased $0.4 million, or 6.2%, to $6.8 million in the six months ended June 25, 2005. Service revenues amounted to 21.7% and 19.3% for the first six months of 2005 and 2004 revenue, respectively. The increase is primarily attributed to product deployment and associated maintenance fee at various CLEC customers and our deployment within Saudi Arabia.

Gross Profit
Gross profit for the six months ended June 25, 2005 decreased $1.6 million, or 9.0%, to $16.3 million. The decrease in gross profit is primarily a result of lower revenue and product mix. As a percentage of sales, gross profit for the first six months was 52.1% versus 54.3% for the year ago period. Gross margin, as a percentage of sales, was favorably impacted by increased sales of our DigiTest products, however, this was offset by a decline in our MCU business. Margins were negatively impacted by increased sales of our lower-margined DOCSIS-based cable product. Finally, gross margin was also affected by the lower absorption of fixed overhead resulting from lower revenue.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, decreased $0.2 million, or 3.7%, to $4.7 million for the six months ended June 25, 2005 from $4.9 million in the six months ended June 26, 2004. The decrease is associated with a decrease in salaries and wages costs in the current quarter. As a percentage of revenues, selling and marketing expenses increased from 14.7% in the first six months of 2004 to 14.9% in the first six months of 2005.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, for the six months ended June 25, 2005 was $3.7 million, an increase of $0.1 million, or 3.7%, from the $3.6 million recorded in the six months ended June 26, 2004. The increase is primarily attributed to an increase in salaries and wages and professional services. As a percentage of revenues, general and administrative expenses increased from 10.9% in the first six months of 2004 to 11.8% in the first six months of 2005.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense, decreased by $1.2 million or 14.7% to $7.1 million in the six months ended June 25, 2005 from $8.3 million in the six months ended June 26, 2004. The decrease in research and development expense is associated with lower salaries and wages, employee benefits, consulting costs and prototype expenses. During 2004, the Company announced a cost alignment program in which we eliminated approximately 50 positions, primarily impacting research and development. The reduction in salaries and wages in the six months ended June 25, 2005 is attributable to this program. As a percentage of revenues, research and development expense decreased to 22.6% in the six months ended June 25, 2005 from 25.1% in the prior year’s first six months.
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
Mr. Allison received the following separation payments: (a) an amount equal to the sum of (i) Mr. Allison’s base salary through the Retirement Date to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Allison as of the Retirement Date to the extent not then paid; (b) two times his contractual base salary of $315,000 for a total of $630,000; and (c) a lump sum payment of $75,000. The Company agreed to pay all premiums on behalf of Mr. Allison to continue medical insurance for his immediate family through the second anniversary of the Retirement Date. Additionally, the Company agreed to continue to indemnify, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Retirement Date, for Mr. Allison’s actions taken or omissions occurring at or prior to the Retirement Date. The Company also agreed to pay up to $50,000 of the reasonable fees and expenses of Mr. Allison’s legal counsel incurred in connection with the negotiation and execution of the Agreement. The Company recorded a total charge in the first quarter of 2005 related to Mr. Allison’s retirement of approximately $775,000.
Mr. Allison also will be entitled to receive any vested benefits payable to him under the terms of any employee benefit plan or program of the Company in accordance with the terms of such plan or program. Under the terms of the Agreement and the Company’s 1995 Long-Term Incentive Compensation Plan (as amended through January 24, 2002), all options to acquire shares of the Company’s common stock held by Mr. Allison were fully vested prior to the Retirement Date and will remain exercisable by Mr. Allison for one year following the Retirement Date.
Interest and Other Income
Interest and other income, comprised primarily of interest income in both six month periods, for the six months ended June 25, 2005 was $0.5 million, an increase of $0.4 million, from the amount recorded in the six months ended June 26, 2004. The increase is due to a larger portion of our portfolio being allocated to short-term investments with higher yields.
Provision for Income Taxes
Income taxes for the six months ended June 25, 2005 and June 26, 2004 included a provision of $0.1 million and $0.4 million, respectively. The effective income tax rate for the six months ended June 25, 2005 was 24% compared to 30% in the six months ended June 26, 2004. While we have made our best estimate of our effective rate for 2005, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2005.
Net Income and Earnings Per Share
As a result of the above factors, the net income for the six months ended June 25, 2005 was $0.4 million compared to net income in the six months ended June 26, 2004 of $0.9 million. For the six months ended June 25, 2005, our basic and diluted earnings per common share was $0.03 compared to net earnings of $0.07 per common share recorded in the prior year’s first six months. Basic and diluted weighted average common and common equivalent shares outstanding were 13,161,140 and 13,189,533 in the six months ended June 25, 2005 compared to 13,126,231 and 13,309,961, respectively, in the six months ended June 26, 2004.
CHEETAH ACQUISITION
On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah(TM) status and performance monitoring product line (“Cheetah”) from Acterna, LLC (“Acterna”) for approximately $14.3 million in cash. In addition, acquisition-related costs of approximately $0.6 million were capitalized for a total cost of approximately $14.9 million. The transaction provided for an earn-out to be paid in the first half of 2004 of up to $2.4 million based on certain 2003 performance targets. As of June 25, 2005, we were still negotiating the earn-out payment and the current calculation indicates that amounts due under this provision are immaterial. The Company has made an allocation of the Cheetah purchase price to the fair value of assets acquired and liabilities assumed. The purchase price remains subject to change pending resolution between the parties of outstanding contingencies regarding the earn-out provision and remaining purchase price adjustments. Any changes to the purchase price arising from the resolution of these matters are expected to be accounted for as adjustments to goodwill and, depending upon the outcome of resolution of the purchase price adjustment, may be material.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the six months ended June 25, 2005, was $0.7 million compared to $1.9 million for the same period in the prior year. The decrease is attributed to the timing of cash collections related to products and services that were provided towards the end of the six month period. We anticipate these receivables will be collected and reflected in our cash position in the third quarter of 2005. The Company had working capital of $73.4 million at June 25, 2005, an increase of $2.6 million, from $70.8 million of working capital as of December 31, 2004. Cash used in investing activities increased from $4.5 million for the six months ended June 26, 2004 to $11.6 million for the six months ended June 25, 2005. The change is attributed to purchases of short-term investments. As of June 25, 2005, the Company had $51.1 million of cash, cash equivalents and short-term investments that are unrestricted and available for corporate purposes, including acquisitions and other general working capital requirements.
The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”) with a bank. Under the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions. The Facility contains certain standard covenants with which we must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis. A maximum leverage ratio restricts our total borrowings to approximately $13.1 million during the first six months of 2005. Commitment fees are payable quarterly at an annual rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with our acquisition of the Cheetah product line to adjust the determination of base net worth. As of June 25, 2005 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future. The Company expects to incur capital expenditures totaling approximately $3.5 million in 2005 including projects for test fixtures related to the manufacturing process and purchases of computer and office equipment .
The Company has in place a stock repurchase program, which is more fully described in Part II, Item 2(e) of this Report. At management’s discretion, the Company may repurchase shares under this program, however, the number of shares and the timing of such purchases has not presently been determined. Any such purchases would be made using existing cash and short-term investments. No shares were repurchased under this program in the six months ended June 25, 2005.
The impact of inflation on both the Company’s financial position and the results of operations has been minimal and is not expected to adversely affect our 2005 results. Our financial position enables us to meet our cash requirements for operations and capital expansion programs.

RELATED PARTY TRANSACTION
Gregory Quiggle was hired by the Company as Executive Vice President of Marketing on August 13, 2001. In connection with the recruitment of Mr. Quiggle, the Company made a loan to Mr. Quiggle in the amount of $210,000 pursuant to a Promissory Note (the “Note”) with interest accruing at 5% per annum. The remaining outstanding balance of $155,797 is due and payable on or before the earlier of (i) May 2, 2008, (ii) the date of termination of Mr. Quiggle’s employment with the Company, or (iii) the date that Mr. Quiggle sells or otherwise transfers ownership of all or a portion of 40,200 shares of common stock of an unrelated third party, which shares are being held by the Company as collateral for payment of the Note. Presently, the shares of stock being held as collateral have no value. The Note has not been modified since its issuance.
KEY RATIOS
The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, was 81 and 67 days as of June 25, 2005 and December 31, 2004, respectively. The increase in DSO’s is directly related to the timing of billings and cash collections related to products and services that were sold during the quarter. The Company’s inventory turnover ratio was 2.4 and 2.3 turns at June 25, 2005 and December 31, 2004, respectively.
ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123(R), “Shared-Based Payment”. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the date of the grant and recording such expense in the consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April of 2005, the SEC approved a rule that delayed the effective date of FASB Statement No. 123. Statement 123(R) is now effective for public companies for annual periods that begin after June 15, 2005. Currently, the charge that would result in applying Statement 123(R) would not be material to the Company. See Note 2 to the financial statements.
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges...” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. We do not believe that the adoption of this statement will have a material impact on the Company’s financial condition or results of operations.

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
          We depend upon a few major customers for a significant portion of our revenues. We expect to derive a significant portion of our revenues from a limited number of telecommunications customers in the future, and we expect that revenues from this sector may continue to decline. The loss of any of these customers would significantly reduce our revenues and net income. Furthermore, decreases in the capital budgets of these customers could lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital budgets of our RBOC customers, as well as many of our other customers, are dictated by a number of factors, most of which are beyond our control, including:
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
          Our operating results have in the past been subject to quarter to quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding in customers’ capital budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other reasons can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual sales has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.
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
We depend on sales of our MCU products for a meaningful portion of our revenues, but this product is mature and its sales will continue to decline.
          A large portion of our sales have historically been attributable to our MCU products. We expect that our MCU products may continue to account for a meaningful percentage of our revenues for the foreseeable future. However, these sales are declining. MCU sales largely depend upon the rate of deployment of new, and the retrofitting of existing, Digital Loop Carrier (DLC) systems in the United

States. Installation and replacement of DLC systems are, in turn, driven by a number of factors, including the availability of capital resources and the demand for new or better Plain Old Telephone Service (POTS). Our customers have begun to implement next generation network improvements such as Fiber-to-the-Premises (FTTP), which do not require the use of our MCU products as the present hybrid POTS network. If our major customers fail to continue to build out their DSL networks and other projects requiring DLC deployments, or if we otherwise satisfy the domestic telecommunications market’s demand for MCUs, our MCU sales will continue to decline and our future results would be materially and adversely affected.
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
Our Services business is subject to a trend of reduced capital spending by our major customers.
          Our Services business, which includes software maintenance as well as professional services, is sensitive to the decline in our RBOC customers’ capital investment in their traditional voice services, which tends to drive the professional services. Furthermore, the timing of the extension or renewal of certain of the more significant software maintenance agreements can have a major impact on the Company’s Services revenues for any particular fiscal quarter or year. We are also experiencing intense pricing pressure from many of our larger software maintenance customers, as they continue to attempt to reduce their own internal costs. Accordingly, our ability to maintain historical levels or increase levels of Services revenues cannot be assured, and in fact, such levels may continue to decrease.
We recently emphasized our network assurance and testing software solutions and cable status monitoring products.
          We acquired the LoopCare software and Cheetah product lines in 2001 and 2003, respectively. A substantial portion of our research and development expenses currently relates to these products. We have adjusted our business model to focus heavily on our cable performance and status monitoring products. In addition, sales of our legacy cable products are declining as the market for these products is maturing. We are actively engaged in research to improve and expand our cable products, including research and development of VoIP solutions. Our cable products have lower margins than our MCU, LoopCare and DigiTest system products. If sales of our cable testing products do not increase or are not accepted in the marketplace, or if our research and development activities do not produce new marketable products that are both competitive and accepted by our customers, our overall revenues and profitability will be adversely affected.
          In addition, although software products generally generate higher margin returns for us than our hardware products, the initial development costs of software applications, coupled with the inherent problems with pricing software, can make it difficult to assess the potential profitability of new software products. Unless we acquire proprietary software, we must internally develop any new software products. Software development is a relatively expensive and lengthy process. In addition, because it is customary in our industry to sell perpetual enterprise licenses that cover an entire customer’s operations, it can be difficult to assess at the time of sale the exact price that we should charge for a particular license.

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
          Some of our products require technology that we must license from the manufacturers of systems with which our products must be compatible. The success of our proprietary MCU products, in particular, rely upon our ability to acquire and maintain licensing arrangements with the various manufacturers of DLC systems for the Proprietary Design Integrated Circuits (PDICs) unique to each. Although most of our PDIC licensing agreements have perpetual renewal terms, all of them can be terminated by either party. If we are unable to obtain the PDICs necessary for our MCU products to be compatible with a particular DLC system, we may be unable to satisfy the needs of our customers. Furthermore, future PDIC license agreements may contain terms comparable to, or materially different than, the terms of existing agreements, as dictated by competitive or other conditions. The loss of these PDIC license agreements, or our inability to maintain an adequate supply of PDICs on acceptable terms, could have a material adverse effect on our business.
Our reliance on third parties to manufacture certain aspects of our products involves risks, including, delays in product shipments and reduced control over product quality.
          We depend upon a limited number of third party subcontractors to manufacture certain aspects of our products. Furthermore, the components of our hardware products are procured from a limited number of outside suppliers. Our reliance upon such third party contractors involve several additional risks, including reduced control over manufacturing costs, delivery times, reliability and quality components. Although our products generally use industry standard products, some parts, such as ASICs, are custom-made to our specifications. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity or integration issues related to our acquisition of the Cheetah product line, the loss of key assembly subcontractors or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.
If we are unable to satisfy our customers’ specific product quality certification or network requirements, our business could be disrupted and our financial condition could be harmed.
     Our customers demand that our products meet stringent quality, performance and reliability standards. We have, from time to time, experienced problems in satisfying such standards. For example, in 2004, we were unable to ship certain of our transponder products to a customer due to delays in both the CableLabs DOCSIS certification of these products and the manufacturing of the product until final engineering enhancements were completed. Though we received CableLabs certification in the third quarter of 2004, and resolved these technological issues for that customer, defects or failures have in the past, and may in the future occur relating to our product quality, performance and reliability. From time to time, our customers also require us to implement specific changes to our products to allow these products to operate within their specific network configurations. If we are unable to remedy these failures or defects or if we cannot affect such required product modifications, we could experience lost revenues, increased costs, including inventory write-offs, warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our business.
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
          In addition, the carrying value of certain of our intangible assets, consisting primarily of goodwill related to our LoopCare software and Cheetah product line acquisitions from Lucent Technologies, Inc. and Acterna, LLC, respectively, could be impaired by changing market conditions. We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may indicate that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization and lower than anticipated cash flows produced by such intangible assets. If our stock price and market capitalization decline, or if we do not realize the expected revenues from an intangible asset, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of that intangible asset is determined.
Our future sales in international markets are subject to numerous risks and uncertainties.
          We have limited experience selling our products internationally, and our future sales in international markets are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability including terrorism and other acts of war or hostility, unexpected changes in the regulatory environment, trade protection measures, tax laws, our ability to market current or develop new products suitable for international markets, difficulties with deployments and acceptances of products, obtaining and maintaining successful distribution and resale channels and foreign currency exchange rates. For example, our current contract in Saudi Arabia is subject to a number of specific risks and uncertainties, such as potential political instability, difficulty in deployment of products, risks from customized product requirements, difficulty of obtaining proper acceptances and delays caused by third party elements of the project. These specific risks, or an overall reduction in the demand for or the sales of our products in international markets, could adversely affect future results.
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
          We market and sell certain of our products, including our DigiTest and Cheetah product lines, through domestic and international OEM relationships. Our future results are dependent on our ability to establish, maintain and expand third party relationships with OEM as well as other marketing and sales distribution channels. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.
We face intense competition, which could result in our losing market share or experiencing a decline in our gross margins.
          The markets for some of our products are very competitive. Some of our competitors may have greater technological, financial, manufacturing, sales and marketing, and personnel resources than we have. As a result, these competitors may have an advantage in responding more rapidly or effectively to changes in industry standards or technologies. Competition is particularly difficult in the cable markets, due to the introduction of the DOCSIS standard, which allows customers to purchase system components from multiple vendors. Moreover, better financed competitors may be better able to withstand the pricing pressures that increased competition may bring. If our introduction of improved products or services is not timely or well received, or if our competitors reduce their prices for products that are comparable to ours, demand for our products and services could be adversely affected.
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
          In 2004, we undertook a reduction in work force in response to our evolving business model. These actions could have long term adverse effects on our business. There are several risks inherent in our efforts to bring our cost base in line with the current environment by reducing our workforce. These include the risk that we will not be successful in achieving our planned cost reductions, and that even if we are successful in doing so, we will still not be able to reduce expenditures quickly enough to see a positive profitability effect and may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
We rely on software that we have licensed from third-party developers to perform key functions in our products.
          We rely on software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We could lose the right to use this software or it could be made available to us only on commercially unreasonable terms. Although we believe that, in most cases, alternative software is available from other third-party suppliers or internal developments, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in product shipments by us until equivalent software could be developed internally or identified, licensed and integrated, which would harm our business.
We are affected by a pattern of product price decline in certain markets, which can harm our business.
          Because our cable products generate lower margins for us than our proprietary MCU and software offerings, an increase in the percentage of our sales of cable-related products relative to our traditional products will result in lower profitability. Furthermore, as consolidations within the cable industry and the adoption of the DOCSIS standards have caused and could continue to cause pricing pressure as our competitors’ lower product pricing, our revenues have been and may continue to be adversely affected. Although we have developed DOCSIS compliant hardware and our relationship with our OEM partner is one that we believe will prominently position us to succeed in the marketing of DOCSIS products, these DOCSIS products will likely generate lower margins than have historically been generated by our proprietary technology. As a result, as our business shifts from our higher margin proprietary products to lower margin cable offerings and standardized products for which we have competition, we will need to sell greater volumes of our products to maintain our profitability.
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
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect these controls.
PART II. OTHER INFORMATION
Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
On January 27, 2005, our Board of Directors authorized the continuation through December 31, 2005 of a share repurchase program which expired on December 31, 2004. Under this extension, we may repurchase a total of one million shares of our common stock before December 31, 2005. Since the initial repurchase program was instituted in April 1997, and as of June 25, 2005, the Company has repurchased 461,800 shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. At our discretion, we will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments. No shares were repurchased under this program in the three and six months ended June 25, 2005.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 5, 2005, the Company held its annual shareholders meeting. At the meeting, Daniel P. Barry, David S. Egan and Mark B. Peterson were elected to the Board of Directors for three-year terms expiring at the annual meeting of shareholders in 2008. The terms of Directors James J. Barnes and Brian C. Mullins continued after the meeting and will expire at the annual meeting of shareholders in 2006. The terms of Directors Richard H. Heibel and Robert W. Kampmeinert also continued after the meeting and will expire at the annual meeting of shareholders in 2007. The results of the voting were as follows:

Nominee for Director	Total Votes Cast	For	Withheld
Daniel P. Barry	12,803,856	12,393,782	410,074
David S. Egan	12,803,856	12,405,089	398,767
Mark B. Peterson	12,803,856	12,438,669	365,187

Item 6. EXHIBITS
(a)	Exhibits:

The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Agreement made as of May 31, 2005 between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Report on Form 8-K (File No. 000-27312) filed with the SEC on June 2, 2005

10.2	Sixth Extension Agreement, dated June 24, 2005, between Tollgrade Communications, Inc. and Dictaphone Corporation, filed herewith

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith

™LoopCare is a trademark of Tollgrade Communications, Inc.
™Cheetah is a trademark of Tollgrade Communications, Inc.
™CheetahLight is a trademark of Tollgrade Communications, Inc.
™CheetahNet is a trademark of Tollgrade Communications, Inc.
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

Tollgrade Communications, Inc.
(Registrant)

Dated: August 3, 2005	/s/ Mark B. Peterson

Mark B. Peterson
Chief Executive Officer and President

Dated: August 3, 2005	/s/ Samuel C. Knoch

Samuel C. Knoch
Chief Financial Officer and Treasurer

Dated: August 3, 2005	/s/ Sean M. Reilly

Sean M. Reilly
Controller

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Agreement made as of May 31, 2005 between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Report on Form 8-K (File No. 000-27312) filed with the SEC on June 2, 2005

10.2	Sixth Extension Agreement, dated June 24, 2005, between Tollgrade Communications, Inc. and Dictaphone Corporation, filed herewith

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith