Form 10-Q
period 2005-09-24
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2005-11-03
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 24, 2005

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
Yes ☑                    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
As of September 30, 2005, there were 13,169,740 shares of the Registrant’s Common Stock, $0.20 par value per share, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 24, 2005

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
In Thousands (except per share amounts)(Unaudited)

	September	December
	24, 2005	31, 2004 *
ASSETS
Current assets:
Cash and cash equivalents	$35,787	$32,622
Short-term investments	21,526	18,537
Accounts receivable:
Trade, net of allowance for doubtful accounts of $464 in 2005 and $754 in 2004	13,299	10,691
Other	1,460	106
Inventory	10,279	12,941
Prepaid expenses and other current assets	957	2,543
Refundable income taxes	752	964
Deferred tax assets	1,198	1,143

Total current assets	85,258	79,547

Property and equipment, net	6,799	7,860
Deferred tax assets	205	176
Intangibles, net	45,001	45,108
Goodwill	18,682	19,340
Capitalized software costs, net	4,585	6,453
Receivable from officer	154	156
Other assets	153	194

Total assets	$160,837	$158,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$941	$1,087
Accrued warranty	2,067	2,081
Accrued expenses	1,972	1,772
Accrued salaries and wages	444	718
Accrued royalties payable	225	414
Income taxes payable	179	168
Deferred income	2,108	2,462

Total current liabilities	7,936	8,702

Deferred tax liabilities	3,298	2,623

Total liabilities	11,234	11,325

Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares 10,000,000; issued shares, -0- in 2005 and 2004	—	—
Common stock, $.20 par value; authorized shares, 50,000,000; issued shares, 13,631,540 in 2005 and13,622,940 in 2004	2,726	2,725
Additional paid-in capital	71,207	71,135
Treasury stock, at cost, 461,800 shares in 2005 and 2004	(4,791)	(4,791)
Retained earnings	80,461	78,440

Total shareholders’ equity	149,603	147,509

Total liabilities and shareholders’ equity	$160,837	$158,834

*	Amounts derived from audited financial statements

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September	September	September	September
	24, 2005	25, 2004	24, 2005	25, 2004
Revenues:
Products	$13,573	$10,358	$38,411	$37,080
Services	3,229	3,280	9,757	9,631

Total revenues:	16,802	13,638	48,168	46,711

Cost of product sales:
Products	5,987	4,556	18,211	16,836
Services	911	945	2,642	2,803
Amortization of intangibles	543	510	1,624	1,493
Impairment of acquired software	424	—	424	—

	7,865	6,011	22,901	21,132

Gross Profit:	8,937	7,627	25,267	25,579

Selling and marketing	1,918	2,198	6,594	7,053

General and administrative	1,911	1,849	5,640	5,445

Research and development	3,465	3,853	10,554	12,160

Severance	—	269	775	269

Total operating expenses	7,294	8,169	23,563	24,927

Income (loss) from operations	1,643	(542)	1,704	652

Interest and other income, net	313	109	828	267

Income (loss) before income taxes	1,956	(433)	2,532	919

Provision (benefit) for income taxes	372	(159)	511	248

Net income (loss)	$1,584	$(274)	$2,021	$671
Earnings (loss) per share information:
Weighted average shares of common stock and equivalents:
Basic	13,162	13,148	13,162	13,134
Diluted	13,221	13,148	13,202	13,263

Net income (loss) per common and common equivalent shares:
Basic	$0.12	$(0.02)	$0.15	$0.05

Diluted	$0.12	$(0.02)	$0.15	$0.05
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 24, 2005
In Thousands
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Earnings	Stock	Earnings	Total
Balance at December 31, 2004	—	$—	13,623	$2,725	$71,135	$(4,791)	$78,440	$147,509

Exercise of common stock options	—	—	9	1	64	—	—	65

Tax benefit from exercise of stock options	—	—	—	—	8	—	—	8

Net income	—	—	—	—	—	—	2,021	2,021

Balance at September 24, 2005	—	$—	13,632	$2,726	$71,207	$(4,791)	$80,461	$149,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands (Unaudited)

	Nine Months Ended
	September	September
	24, 2005	25, 2004
Cash flows from operating activities:
Net income	$2,021	$671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,515	3,440
Tax benefit from exercise of stock options	8	65
Deferred income taxes	591	97
Provision for losses on inventory	237	37
Impairment of acquired software	424	—
Provision for allowance for doubtful accounts	80	(51)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable-trade	(2,688)	17
(Increase) decrease in accounts receivable-other	(875)	3
Decrease (increase) in inventory	2,425	(63)
Decrease in prepaid expenses and other assets	1,629	74
Decrease (increase) in refundable taxes	212	(41)
Decrease in accounts payable	(146)	(372)
Decrease in accrued warranty	(14)	(122)
Increase in accrued expenses and deferred income	25	519
Decrease in accrued royalties payable	(189)	(192)
Decrease in accrued salaries and wages	(274)	(332)
Increase in income taxes payable	11	51

Net cash provided by operating activities	6,992	3,801

Cash flows from investing activities:
Purchase of short-term investments	(15,479)	(9,291)
Redemption/maturity of short-term investments	12,490	7,481
Capital expenditures, including capitalized software	(903)	(2,040)
Investments in other assets	—	(715)

Net cash used in investing activities	(3,892)	(4,565)

Cash flows from financing activities:
Proceeds from exercise of stock options	65	270

Net cash provided by financing activities	65	270

Net increase (decrease) in cash and cash equivalents	3,165	(494)
Cash and cash equivalents at beginning of period	32,622	31,060

Cash and cash equivalents at end of period	$35,787	$30,566

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month and nine-month periods ended September 24, 2005 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month and nine-month periods ended September 24, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
With respect to the unaudited financial information of the Company for each of the three-month and nine-month periods ended September 24, 2005 and September 25, 2004, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 19, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Act) for their report on the unaudited financial information because that report is not a “report” within the meaning of Sections 7 and 11 of the Act.
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

	Three Months Ended		Nine Months Ended
	(In Thousands)		(In Thousands)
	September	September	September	September
	24, 2005	25, 2004	24, 2005	25, 2004
Net income (loss), as reported	$1,584	$(274)	$2,021	$671

Deduct: Total stock-based compensation expense based on the fair value method for all awards, net of related tax effects	73	50	81	243

Pro forma net income (loss)	$1,511	$(324)	$1,940	$428

	Three Months Ended		Nine Months Ended
	(In Thousands)		(In Thousands)
	September	September	September	September
	24, 2005	25, 2004	24, 2005	25, 2004
Earnings (loss) per share:
Basic – as reported	$0.12	$(0.02)	$0.15	$0.05
Basic – pro forma	$0.11	$(0.02)	$0.15	$0.03

Diluted – as reported	$0.12	$(0.02)	$0.15	$0.05
Diluted – pro forma	$0.11	$(0.02)	$0.15	$0.03
3. ACQUISITION
On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah(TM) status and performance monitoring product line (“Cheetah”) from Acterna, LLC (“Acterna”) for approximately $14.3 million in cash. In addition, acquisition-related costs of approximately $0.6 million were capitalized for a total cost of approximately $14.9 million. The transaction provided for an earn-out to be paid in the first half of 2004 of up to $2.4 million based on certain 2003 performance targets. On September 21, 2005, Tollgrade settled the earn-out payment and calculation of the final purchase price with Acterna. Among other matters, this settlement resulted in Tollgrade receiving a subsequent cash payment from Acterna on September 26, 2005 in the amount of $0.5 million. As a result of this settlement, Tollgrade adjusted the goodwill associated with this transaction by $0.7 million. This adjustment reflects the cash subsequently received and settlement of certain obligations Tollgrade had with Acterna.

4. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill:

	As of September 24, 2005			As of December 31, 2004
	(In Thousands)			(In Thousands)
	Gross			Gross
	Carrying		Accumulated	Carrying	Accumulated
	Amount	Impairment	Amortization	Amount	Amortization
Amortized intangible assets:

Cheetah sales order backlog, included in inventory	$543	$—	$543	$543	$543
Exclusivity agreement	715	—	214	715	107

Total Amortized Intangibles	$1,258	$—	$757	$1,258	$650

Non-amortized intangible assets:
LoopCare trade name	$1,300	$—	$—	$1,300	$—
Base software — LoopCare	5,200	—	—	5,200	—
Post warranty maintenance service agreements	32,000	—	—	32,000	—
Customer Base — Cheetah	5,000	—	—	5,000	—
Cheetah Trademark	1,000	—	—	1,000	—

Total Non-Amortized Intangibles	$44,500	$—	$—	$44,500	$—

Total Intangibles	$45,758	$—	$757	$45,758	$650

Capitalized software:
Developed product software	$7,664	$—	$5,961	$7,591	$4,817
Base software — Cheetah	2,900	—	773	2,900	556
Proprietary technology	1,000	—	267	1,000	192
Acquired software	538	424	92	538	11

Total capitalized software (long term)	$12,102	$424	$7,093	$12,029	$5,576

Goodwill	$18,682	$—	$—	$19,340	$—

During the third quarter of 2005, we recorded an impairment charge of $0.4 million related to software acquired in 2004 that no longer is considered a part of the Company’s product strategy going forward.
Estimated amortization expense for the years ended (in thousands):

2005 (Remaining 3 months)	$522
2006	$1,717
2007	$602
2008	$582
2009	$455
Thereafter	$1,208

5. INVENTORY
At September 24, 2005 and December 31, 2004, inventory consisted of the following (in thousands):

	September	December
	24, 2005	31, 2004
Raw materials	$5,848	$7,631
Work in process	4,069	4,442
Finished goods	2,019	2,288

	11,936	14,361
Reserve for slow moving and obsolete inventory	(1,657)	(1,420)

	$10,279	$12,941

6. SHORT-TERM INVESTMENTS
Short-term investments at September 24, 2005 and December 31, 2004 consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of one year or less at date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a reserve for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.
The Company classifies its investment in all debt securities as “held to maturity,” as the Company has the intent and ability to hold the securities to maturity.
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 24, 2005		December 31, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$35,787	$35,787	$32,622	$32,622
Short-term investments	21,526	21,527	18,537	18,538

	$57,313	$57,314	$51,159	$51,160

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
Mr. Allison received the following separation payments: (a) an amount equal to the sum of (i) Mr. Allison’s base salary through the Retirement Date to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Allison as of the Retirement Date to the extent not then paid; (b) two times his contractual base salary of $0.3 million for a total of $0.6 million; and (c) a lump sum payment of $75,000. The Company agreed to pay all premiums on behalf of Mr. Allison to continue medical insurance for his immediate family through the second anniversary of the Retirement Date. Additionally, the Company has agreed to continue to indemnify, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Retirement Date, for Mr. Allison’s actions taken or omissions occurring at or prior to the Retirement Date. The Company also agreed to pay up to $50,000 of the reasonable fees and expenses of Mr. Allison’s legal counsel incurred in connection with the negotiation and execution of the Agreement. The

Company recorded a total charge in the first quarter of 2005 related to Mr. Allison’s retirement of approximately $0.8 million.
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
8. COST ALIGNMENT
On July 8, 2004 and July 21, 2004, the Company announced a cost alignment program which eliminated, in two phases, approximately 50 positions. The majority of the reductions impacted the research and development, manufacturing, and related overhead areas of the Company. The cost alignment initiative resulted in a pre-tax severance expense of $0.3 million. All costs associated with the program were incurred and paid during the quarter ended September 25, 2004. Therefore, no remaining obligations exist at the end of the third quarter of 2005.
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
A reconciliation of earnings (loss) per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September	September	September	September
	24, 2005	25, 2004	24, 2005	25, 2004

Net income (loss)	$1,584	$(274)	$2,021	$671

Common and common equivalent shares:
Weighted average common shares outstanding	13,162	13,148	13,162	13,134

Effect of dilutive securities — stock options	59	—	40	129

	13,221	13,148	13,202	13,263

Earnings (loss) per share:

Basic	$0.12	$(0.02)	$0.15	$0.05

Diluted	$0.12	$(0.02)	$0.15	$0.05

Unexercised stock options to purchase our capital stock of 1.2 million and 1.3 million shares for the three months ended September 24, 2005 and September 25, 2004, respectively, and 1.3 million shares and 1.1 million shares for the nine months ended September 24, 2005 and September 25, 2004, respectively, are not included in the computation of diluted earnings per share because the option exercise price for these shares was greater than the average market price.
10. RECEIVABLE FROM OFFICER
The Company extended a loan for $0.2 million under a promissory note to an officer of the Company in July 2001. The note provides for interest at 5% per annum with repayment under various conditions but no later than May 20, 2008. The loan is secured by 40,200 shares of common stock of Acterna, LLC as collateral, which currently have no value.
11. PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. The nine-months ended September 24, 2005 includes a reduction of certain warranty reserves of approximately $0.2 million. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.
Activity in the warranty accrual is as follows (in thousands):

	Nine Months Ended	Year Ended
	September 24, 2005	December 31, 2004
Balance at the beginning of the period	$2,081	$2,150

Accruals for warranties issued during the period	1,042	1,435

Settlements during the period	(1,056)	(1,504)

Balance at the end of the period	$2,067	$2,081

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
13. MAJOR CUSTOMERS
The Company’s primary customers for its telecommunications products and services are the four Regional Bell Operating Companies (RBOCs), certain major independent telephone companies and several digital loop carrier (“DLC”) equipment manufacturers. Of these major customer groups, the RBOCs are the most significant; for the third quarter ended September 24, 2005, sales to the RBOCs accounted for approximately 35.0% of the Company’s total revenue, compared to approximately 56.4% of total revenue for the third quarter of 2004. Sales to one of the four RBOC customers individually exceeded 10% of the Company’s total revenue and comprised 20.3% of the Company’s total revenue for the third quarter of 2005. Additionally, during the quarter ended September 24, 2005, we had sales to one telecommunications Original Equipment Manufacturer (“OEM”) that exceeded 10% of the third quarter sales. Total sales to the two customers that individually exceeded 10% of the third quarter sales were $7.2 million, or 42.9% of third quarter, 2005 revenues.
14. INTERNATIONAL SALES
International sales represented approximately $5.7 million or 34.0% of the Company’s total revenue for the quarter ended September 24, 2005, compared to $1.1 million, or 8.4%, in the September 25, 2004 quarter. Our international sales are primarily in three geographic areas: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $1.0 million, sales for EMEA were $4.5 million and sales in Asia were $0.2 million.
15. GOODWILL
Statement of Financial Accounting Standards No. 142 (“SFAS 142”) requires goodwill and intangible assets with indefinite lives to be measured for potential impairment at least annually. In connection therewith, and upon the adoption of SFAS 142 in 2001, the Company selected December 31 as our annual measurement date.
We have determined that we only have one reporting unit and test goodwill for potential impairment by comparing the estimated fair value of the Company’s equity using the average stock price over a 12 month period with our book carrying value. Our last required measurement date was December 31, 2004, at which time our analysis of the fair value of equity reflected no potential impairment of goodwill as our estimate of the fair value of our equity exceeded the book carrying value.
Interim measurements for potential impairment are required by SFAS 142 if certain events or changes in business conditions would indicate a permanent decline in the fair value of the Company’s equity. Since December 31, 2004, although the estimated fair value of our equity, using our share prices, has fluctuated significantly, there have been no events which have occurred that the Company believes would warrant an interim review for potential impairment of goodwill. Unless such an event would occur between now and our year-end, we intend to test goodwill for potential impairment at December 31, 2005, utilizing estimates of fair value of our equity. Upon that review, if the Company does not have supporting evidence to indicate that the fair value of our equity exceeds its book carrying value, we could be required to take an impairment charge against goodwill.
On September 21, 2005, Tollgrade settled the earn-out payment and calculation of the final purchase price with Acterna. Among other matters, this settlement resulted in Tollgrade receiving a cash payment from Acterna on September 26, 2005 in the amount of $0.5 million. As a result of this settlement, Tollgrade adjusted the goodwill associated with this transaction by $0.7 million. This adjustment reflects the cash received and settlement of certain obligations Tollgrade had with Acterna.
16. INCOME TAXES
The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities and assets are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We continue to generate deferred tax assets that we believe will be used in the future. This utilization is dependant on the Company’s ability to generate sufficient taxable income in future periods. Should future operating levels decline to a point not sufficient to support such utilization, these assets may not be realizable and, thus, could be subject to a valuation allowance. The Company’s effective tax rate for the three- and nine-month periods was affected by the proportional impact of certain permanent items on the calculation, including those created by tax-exempt interest and international sales.

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
We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. as of September 24, 2005 and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 24, 2005 and September 25, 2004 and changes in shareholders’ equity for the nine-month period ended September 24, 2005 and the condensed consolidated statements of cash flows for the nine month periods ended September 24, 2005 and September 25, 2004. These interim financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statement of operations, of changes in shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 (not presented herein); and in our report dated March 2, 2005, we expressed unqualified opinions thereon. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
October 19, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those contained in Item 2- Management’s Discussion and Analysis of Results of Operations and Financial Condition, along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as “will,” “believes,” “intends,” “expects,” “plans,” “could” or “may,” or the negatives thereof, other variations thereon or comparable terminology, relate to, among other things, (a) the significant portion of our revenues generated from MCU® sales and the expected consequences of the maturation of this market; (b) the opportunities developing in the cable broadband market and the Company’s plans for the development of new cable products, circumstances surrounding our LoopCare™ sales; (c) possible future charges to income as a result of goodwill impairment or asset impairment or other matters; (d) the potential revenue opportunities under our contract for deployment of products in Saudi Arabia and South Africa; (e) the results of the Company’s efforts to obtain certain product certifications and the effect of such results on future sales; (f) the maturation of our legacy cable products and the lower expected margins for our cable products resulting from increased sales of our DOCSIS® certified transponders; (g) certain cost alignment initiatives; (h) projected cash flows which are used in the valuation of intangible assets; (i) the anticipated results of negotiations for our remaining RBOC maintenance agreement and the accounting treatment of fees arising thereunder; (j) changes in our backlog and the amount of backlog that may be recognized as revenue in future periods; (k) the Company’s anticipated short-term borrowings and expected 2005 capital expenditures; (l) the ability to utilize deferred and refundable tax assets; (m) opportunities which the Services group offers to customers; (n) the potential loss of certain customers; (o) the timing of orders from customers; (p) the effect of consolidations in the markets to which we sell; (q) the effects of the economic slowdown in the telecommunications and cable industries; (r) the possibility of future provisions for slow moving and obsolete inventory; and (s) the effect on earnings and cash flows of changes in interest rates. The Company does not undertake any obligation to publicly update any forward-looking statements.
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
About its customers
The Company’s primary customers for its telecommunications products and services are the four Regional Bell Operating Companies (RBOCs), certain major independent telephone companies and several digital loop carrier (“DLC”) equipment manufacturers. Of these major customer groups, the RBOCs are the most significant; for the third quarter ended September 24, 2005, sales to the RBOCs accounted for approximately 35.0% of the Company’s total revenue, compared to approximately 56.4% of total revenue for the third quarter of 2004. Sales to one of the four RBOC customers accounted for approximately 20.3% of the Company’s revenue and individually exceeded 10% of the Company’s total revenue for the third quarter of 2005. In addition to this RBOC customer, we had sales to one telecommunications Original Equipment Manufacturer (“OEM”) that exceeded 10% of third quarter sales. Total sales to the two customers that individually exceeded 10% of third quarter sales were $7.2 million or 42.9% The Company is and will continue to be highly dependent on the four RBOCs for a significant portion of its total revenue. Such dependency has generally declined in recent years due to changes in the

Company’s product sales mix away from our legacy MCU products over to our DigiTest® and cable hardware and software products. Contributing to this shift during 2005 were expanded sales of the Company’s LoopCare and DigiTest®/DigiTest EDGE® test system to international customers in addition to non-RBOC independent local exchange carriers (“LECs”).
The Company’s cable products are sold to a customer base which ranges from small cable operators to certain of the largest cable equipment manufacturers and cable operators in the world. No sales to any one cable customer exceeded 10% of the third quarter 2005 revenue.
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
Our direct sales cable offerings currently consist of our CheetahLight™ (formerly LIGHTHOUSE®) and CheetahNet™ (formerly NetMentor™) software systems and maintenance, head-end controllers, return path switch hardware, transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes. In addition, we manufacture and sell, primarily on an OEM basis, transponders which meet the DOCSIS® standards, allowing customers the flexibility to utilize those transponders in either our proprietary monitoring systems or those offered by other vendors. In the second quarter of 2005, the Company also introduced Cheetah XD™, the Company’s new broadband assurance software, which provides cross domain fault and performance tools for DOCSIS-based network management.
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
SERVICES
Our Services offerings include software maintenance as well as our professional services, which are designed to assist our customers in ensuring the proper operation of all of the components of their voice test systems. The scope of our Services business was considerably expanded upon the acquisition of software maintenance relationships related to the LoopCare and CheetahNet software product lines. Offsetting this expansion, however, is a trend toward a decrease in the demand for our professional services caused by a decline in our RBOC customers’ capital investment in their traditional voice services, which tends to drive the professional services. Furthermore, the timing of the extension renewal of certain of the more significant software maintenance agreements can have a major impact on the Company’s services revenue on any particular fiscal quarter or year.
BACKLOG
Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of September 24, 2005, the Company had backlog of approximately $12.3 million compared to $14.7 million as of December 31, 2004 and $8.1 million as of September 25, 2004. The backlog at September 24, 2005 and December 31, 2004 includes approximately $5.1 million and $5.5 million, respectively, related to software maintenance contracts, which are earned and recognized as income on a straight-line basis during the remaining term of the underlying agreements. The Company’s policy is to include a maximum of twelve months revenue from multi-year maintenance agreements in reported backlog. As of September 24, 2005, the Company had executed LoopCare software maintenance agreements with two of the four RBOCs that extend those agreements beyond 2005. One of these agreements expires in December 2006, the other agreement was still being negotiated during the second quarter of 2005 and has since been extended for a three-year term expiring in December, 2007. The decrease in backlog from December 31, 2004 is primarily related to the completion of significant milestones of certain large projects as well as the two RBOC software maintenance agreements that expire at December 31, 2005. Negotiations with these two RBOCs to extend the terms of their agreements are proceeding.
Management expects that approximately 56% of the current backlog will be recognized as revenue in the fourth quarter of 2005. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could affect short-term results, they are not necessarily indicative of long-term trends in sales of our products.

REPORTING SEGMENT
We have determined that our business has one reporting unit and one operating segment, the test assurance industry. All product sales are considered components of the business of testing infrastructure and networks for the telecommunications and cable television industries. Although we internally develop historical sales information associated with the various product categories, this information is not considered to be sufficient for segment reporting purposes as only sales data is accumulated and provided to the Chief Operating Decision Maker. Our products and services have similar economic characteristics and the same or similar production processes, and are sold through similar distribution channels and means to similar types and classes of customers already in, or entering into, the telecommunications and cable businesses.
INTERNATIONAL SALES
International sales represented approximately $5.7 million, or 34.0%, of the Company’s total revenue for the quarter ended September 24, 2005, compared to $1.1 million, or 8.4%, in the quarter ended September 25, 2004. Our international sales are primarily in three geographic areas: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $1.0 million, sales for EMEA were $4.5 million and sales in Asia were $0.2 million. Although our international sales have increased year over year, and our marketing activity in international markets has expanded, our historical success in marketing and selling our telecommunications products in international markets has not equaled our success in domestic markets, due in part to incompatibility of certain of our telecommunications products with networks deployed abroad. We continue to evaluate opportunities in the international market that will enhance our international presence and growth. Through our original equipment manufacturer (OEM) relationship with Lucent, our LoopCare products have been sold internationally in conjunction with purchases of Lucent hardware. Of particular note is our recent success with Lucent Technologies International (LTI) in bidding and obtaining an agreement with the Saudi Telecom Company (STC) in Saudi Arabia to sell the Company’s broadband offerings in addition to LoopCare software customization and an operating platform update effort. In a similar vein, we bid on, and obtained, an agreement with our reseller, Telesciences, to sell our broadband offerings to Telkom South Africa. However, these are both complex and uncertain projects and require the support of a number of parties which can affect progress throughout the term of the projects, and there can be no assurance that either project will provide a significant revenue contribution in any particular fiscal quarter.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company’s financial statements have been prepared. A comprehensive review of these policies is contained in the Company’s 2004 Annual Report on Form 10-K filed on March 3, 2005. Management believes the Company’s critical accounting policies are those related to Staff Accounting Bulletin (SAB 104), “Revenue Recognition”; AICPA’s Statement of Position (SOP) 97-2 “ Software Revenue Recognition,” and Emerging Issues Task Force (EITF) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”; Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”; SFAS No. 142, “Goodwill and Other Intangible Assets”; SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; and SFAS No. 109, “Accounting for Income Taxes.” Additionally, we believe inventory valuations, allowances for doubtful accounts and warranty reserves are also critical accounting policies. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results and they require management to make judgments and estimates based on matters that are inherently uncertain. There were no significant changes in these policies or the application thereof during the nine-month period ended September 24, 2005.
GOODWILL
Statement of Financial Accounting Standards No. 142 (“SFAS 142”) requires goodwill and intangible assets with indefinite lives to be measured for potential impairment at least annually. In connection therewith, and upon the adoption of SFAS 142 in 2001, the Company selected December 31 as our annual measurement date.
We have determined that we only have one reporting unit and test goodwill for potential impairment by comparing the estimated fair value of the Company’s equity using the average stock price over a 12 month period with our book carrying value. Our last required measurement date was December 31, 2004, at which time our analysis of the fair value of equity reflected no potential impairment of goodwill as our estimate of the fair value of our equity exceeded the book carrying value.
Interim measurements for potential impairment are required by SFAS 142 if certain events or changes in business conditions would indicate a permanent decline in the fair value of the Company’s equity. Since December 31, 2004, although the estimated fair value of our equity, using our share prices, has fluctuated significantly, there have been no events which have occurred that the Company believes would warrant an interim review for potential impairment of goodwill. Unless such an event would occur between now and our year-end, we intend to test goodwill for potential impairment at December 31, 2005, utilizing estimates of fair value of our equity. Upon that review, if the Company does not have supporting evidence to indicate that the fair value of our equity value exceeds its book carrying value, we could be required to take an impairment charge against goodwill.
On September 21, 2005, Tollgrade settled the earn-out payment and calculation of the final purchase price with Acterna. Among other matters, this settlement resulted in Tollgrade receiving a cash payment from Acterna on September 26, 2005 in the amount of $0.5 million. As a result of this settlement, Tollgrade adjusted the goodwill associated with this transaction by $0.7 million. This adjustment reflects the cash received and settlement of certain obligations Tollgrade had with Acterna.
INCOME TAXES
The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities and assets are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We continue to generate deferred tax assets that we believe will be used in the future. This utilization is dependant on the Company’s ability to generate sufficient taxable income in future periods. Should future operating levels decline to a point not sufficient to support such utilization, these assets may not be realizable and, thus, could be subject to a valuation allowance.

RESULTS OF OPERATIONS
THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH PART I, ITEM 1 OF THIS REPORT
THIRD QUARTER OF 2005 COMPARED TO THIRD QUARTER OF 2004
Revenues
The Company’s revenues for the third quarter of 2005 were $16.8 million, an increase of $3.2 million or 23.2%, compared to revenues of $13.6 million reported for the third quarter of 2004.
Sales of the Company’s DigiTest system products, which include LoopCare software, were $5.2 million in the third quarter of 2005, an increase of $2.3 million, compared to the third quarter of 2004 of $2.9 million. DigiTest revenue was favorably affected by deployment of products into Saudi Arabia and South Africa, but was offset, in part, by a decrease in sales to RBOC and CLEC customers as a result of the timing of purchases and budget availability. DigiTest system sales accounted for 31.0% and 21.3% of total revenues for the third quarter of 2005 and 2004, respectively.
Overall sales of cable hardware and software products increased $0.8 million or 33.3% from $2.4 million during the third quarter of 2004 to $3.2 million in the third quarter of 2005. Cable hardware and software product sales amounted to 19.0% and 17.6% of total third quarter 2005 and 2004 revenue, respectively. During the third quarter of 2005, we experienced strong sales of our Cheetah software solutions and legacy transponders. As many customers demand products that meet the DOCSIS standards, we expect to experience a decline in sales of our legacy cable equipment, and an increase in sales of our DOCSIS certified products. Although sales levels of our legacy products are expected to decline, we anticipate that there will be periods of higher than expected demand, similar to what was experienced in the third quarter of 2005. We expect our DOCSIS certified transponders, which have been primarily sold on an OEM basis, will generate lower margins than we have historically achieved with our legacy cable equipment. We are continuing the process of taking a number of cost saving initiatives, which include attempting to affect design and manufacturing efficiencies, reducing the cost of raw materials and redesigning the software that is used in the DOCSIS product. Additionally, we continue to design differentiating technologies that we believe will increase the value and revenue opportunities for our related software and enhanced VoIP service assurance products.
Sales of MCUs during the third quarter of 2005 were $4.9 million, an increase of $0.2 million compared to $4.7 million during the third quarter of 2004. The increase is attributable to increased bulk purchases likely due to hurricane and storm related restoration projects by certain RBOCs. MCU sales as a percentage of revenue declined from 34.6% for the third quarter of 2004 to 29.2% for the third quarter of 2005.
We expect MCU sales for the foreseeable future to continue to account for a meaningful portion of the Company’s revenue. However, as a result of the continuing maturation of this product line, the RBOCs’ trend of limiting capital spending in their traditional POTS networks and the evolution of the transmission network toward end-to-end fiber, the Company believes revenues from this product line will continue to decline over time. Although sales levels are expected to decline, we anticipate that there might be periods of higher than expected demand, similar to what was experienced in the third quarter of 2005.

Sales of LoopCare software products separate and unrelated to DigiTest system products were $0.2 million in the third quarter of 2005 compared with $0.3 million recorded in the third quarter of 2004. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. When making a purchase decision for LoopCare software, our customers generally must complete a full technical evaluation of the software and develop a favorable business case within their organization for each feature sale. As a result, revenue from this product line can fluctuate significantly on a quarter by quarter basis. LoopCare software product sales comprised 1.2% of total revenues during the third quarter of 2005 compared to 2.2% in the third quarter of 2004.
Services revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, were comparable at $3.3 million in the third quarter of 2005. Service revenues amounted to 19.6% and 24.3% of total third quarter 2005 and 2004 revenue, respectively.
Gross Profit
Gross profit for the third quarter of 2005 increased $1.3 million or 17.2%, to $8.9 million. The increase in gross profit is attributed primarily to product mix which included more DigiTest products and an increase in sales of Cheetah™ software and legacy Cheetah products. During the third quarter of 2005, we recorded an impairment charge of $0.4 million related to certain software purchased in 2004 that no longer is a part of the Company’s product strategy going forward. As a percentage of sales, gross profit for the third quarter of 2005 was 53.2% versus 55.9% for the third quarter of 2004.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, decreased $0.3 million to $1.9 million for the third quarter of 2005 from $2.2 million in 2004. The decrease is attributed to lower selling and test and evaluation costs. As a percentage of revenues, selling and marketing expenses decreased from 16.1% in the third quarter of 2004 to 11.4% in the third quarter of 2005.
General and Administrative Expense
General and administrative expense for the third quarter of 2005, which consists primarily of payroll related costs, insurance expense and professional services, remained relatively stable at $1.9 million compared to $1.8 million recorded in the third quarter of 2004. As a percentage of revenues, general and administrative expenses decreased from 13.6% in the third quarter of 2004 to 11.4% in the third quarter of 2005.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense, decreased by $0.4 million or 10.1% to $3.5 million in the third quarter of 2005 from $3.9 million in the third quarter of 2004. The decrease in research and development expense is associated with lower salaries and wages, employee benefits and prototype expenses. As a percentage of revenues, research and development expense decreased to 20.6% in the third quarter of 2005 from 28.3% in the prior year quarter.
Interest and Other Income
Interest and other income for the third quarter of 2005 was $0.3 million, an increase of $0.2 million from the $0.1 million recorded in the third quarter of 2004. The increase is due to a larger portion of our portfolio being allocated to short-term investments with higher yields.
Provision (Benefit) for Income Taxes
Income taxes for the third quarter of 2005 was an expense of $0.4 million. The provision for income taxes in the third quarter of 2004 was a benefit of ($0.2) million. The effective income tax rate for the third quarter of 2005 was a charge of 19.0% compared to a benefit of 36.7% in the third quarter of 2004. The effective rate, for both periods, was affected by the proportional impact of certain permanent items on the calculation, including those created by tax exempt interest and international sales. While we have made our best estimate of our effective rate for 2005, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2005.
Net Income (Loss) and Earnings (Loss) Per Share
As a result of the above factors, the net income for the third quarter of 2005 was $1.6 million compared to net loss in the third quarter of 2004 of ($0.3) million. For the third quarter of 2005, our basic and diluted earnings per common share were $0.12 compared to net loss of ($0.02) per common share recorded in the prior year quarter. Basic and diluted weighted average common and common equivalent shares outstanding were 13,162,000 and 13,221,000 in the third quarter of 2005, respectively, compared to 13,148,000 for both basic and diluted in the third quarter of 2004. The three months ended September 25, 2004 do not include the effect of dilutive securities due to the net loss for that quarter which would have made those securities anti-dilutive to the earnings per share calculation.
NINE MONTHS ENDED SEPTEMBER 24, 2005 COMPARED TO NINE MONTH ENDED SEPTEMBER 25, 2004
Revenues
The Company’s revenues for the nine months ended September 24, 2005 were $48.2 million, an increase of $1.5 million, or 3.1%, compared to revenues of $46.7 million reported for the nine months ended September 25, 2004.
Sales of the Company’s DigiTest system products, which include LoopCare software, were $13.2 million in the nine months ended September 24, 2005, an increase of $8.4 million, compared to the nine months ended September 25, 2004 of $4.8 million. DigiTest revenue was favorably affected by deployments of products into Saudi Arabia and South Africa, but was offset, in part, by a decrease in sales of these products to RBOC and CLEC customers as a result of the timing of purchases and budget availability. DigiTest system sales accounted for 27.4% and 10.3% of total revenues for the first nine months of 2005 and 2004, respectively.
Overall sales of cable hardware and software products were $12.8 million in the nine months ended September 24, 2005, a decrease of $1.0 million, or 7.2%, from $13.8 million during the nine months ended September 25, 2004. Cable hardware and software product sales amounted to 26.6% and 29.6% of the first nine months of 2005 and 2004 revenue, respectively. During the nine months ended September 24, 2005, we experienced strong sales of our DOCSIS certified transponders, offset by a reduction in legacy transponders and associated headend equipment and a decline in sales of our legacy CheetahLight cable equipment. As many customers demand products that meet the DOCSIS standards, they are reducing their purchases of legacy cable equipment, while increasing their purchases of the DOCSIS certified products. We continue to design differentiating technologies that we believe will increase the value and revenue opportunities for our related software and enhanced VoIP service assurance products.
Sales of MCUs during the nine months ended September 24, 2005 were $10.4 million, a decrease of $5.4 million, or 34.2%, compared to the nine months ended September 25, 2004. As a result, MCU sales represented 21.6% of total nine months ended September 24, 2005 revenues compared to 33.8% for the nine months ended September 25, 2004. MCU sales in the nine months ended September 25, 2004 were particularly strong due to carryover 2003 capital budgeting of one of the RBOCs and strong OEM sales.
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
Sales of LoopCare software products separate and unrelated to DigiTest system products were $1.7 million in the nine months ended September 24, 2005 compared with $2.6 million recorded in the nine months ended September 25, 2004. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. When making a purchase decision for LoopCare software, our customers generally must complete a full technical evaluation of the software and develop a favorable business case within their organization. As a result, revenue from this product line can fluctuate significantly on a quarter by quarter basis. LoopCare software product sales comprised 3.5% of total revenues during the nine months ended September 24, 2005 compared to 5.6% in the nine months ended September 25, 2004.
Services revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, increased $0.4 million, or 4.1%, to $10.1 million in the nine months ended September 24, 2005. Service revenues amounted to 21.0% and 20.8% for the first nine months of 2005 and 2004 revenue, respectively. The increase is primarily attributed to services provided in conjunction with our cable products and our deployment within Saudi Arabia.
Gross Profit
Gross profit for the nine months ended September 24, 2005 decreased $0.3 million, or 1.2%, to $25.3 million. The decrease in gross profit is primarily a result of product mix which favored lower margin DOCSIS products and a $0.4 million impairment charge recorded in the third quarter of 2005, offset by strong sales of our DigiTest products. As a percentage of sales, gross profit for the first nine months of 2005 was 52.5% versus 54.8% for the nine months ended September 25, 2004. Gross margin, as a percentage of sales, was favorably impacted by increased sales of our DigiTest products, however, this was offset by a decline in our MCU business and by an increase in sales of our lower-margined DOCSIS-based cable product.

Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, decreased $0.5 million, or 6.5%, to $6.6 million for the nine months ended September 24, 2005 from $7.1 million in the nine months ended September 25, 2004. The decrease is associated with a decrease in salaries and wages, travel and test and evaluation costs. As a percentage of revenues, selling and marketing expenses decreased from 15.1% in the first nine months of 2004 to 13.7% in the first nine months of 2005.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, for the nine months ended September 24, 2005 was $5.6 million, an increase of $0.2 million, or 3.6%, from the $5.4 million recorded in the nine months ended September 25, 2004. The increase is primarily attributed to an increase in salaries and wages, casual labor and bad debt costs, offset by a decrease in professional services. As a percentage of revenues, general and administrative expenses remained flat at 11.7% in the first nine months of 2004 and the first nine months of 2005.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense, decreased by $1.6 million or 13.2% to $10.6 million in the nine months ended September 24, 2005 from $12.2 million in the nine months ended September 25, 2004. The decrease in research and development expense is associated with lower salaries and wages, employee benefits, consulting costs and prototype expenses. During 2004, the Company announced a cost alignment program in which we eliminated approximately 50 positions, primarily impacting research and development. The reduction in salaries and wages in the nine months ended September 24, 2005 is attributable to this program. As a percentage of revenues, research and development expense decreased to 21.9% in the nine months ended September 24, 2005 from 26.0% in the prior year’s first nine months.
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
Mr. Allison received the following separation payments: (a) an amount equal to the sum of (i) Mr. Allison’s base salary through the Retirement Date to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Allison as of the Retirement Date to the extent not then paid; (b) two times his contractual base salary of $0.3 million for a total of $0.6 million; and (c) a lump sum payment of $75,000. The Company agreed to pay all premiums on behalf of Mr. Allison to continue medical insurance for his immediate family through the second anniversary of the Retirement Date. Additionally, the Company has agreed to continue to indemnify, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Retirement Date, for Mr. Allison’s actions taken or omissions occurring at or prior to the Retirement Date. The Company also agreed to pay up to $50,000 of the reasonable fees and expenses of Mr. Allison’s legal counsel incurred in connection with the negotiation and execution of the Agreement. The Company recorded a total charge in the first quarter of 2005 related to Mr. Allison’s retirement of approximately $0.8 million.
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
Interest and Other Income
Interest and other income, comprised primarily of interest income in both nine month periods, for the nine months ended September 24, 2005 was $0.8 million, an increase of $0.6 million, from the amount recorded in the nine months ended September 25, 2004. The increase is due to a larger portion of our portfolio being allocated to short-term investments with higher yields.
Provision for Income Taxes
Income taxes for the nine months ended September 24, 2005 and September 25, 2004 included a provision of $0.5 million and $0.2 million, respectively. The effective income tax rate for the nine months ended September 24, 2005 was 20.2% compared to 27.0% in the nine months ended September 25, 2004. The effective tax rate, for both periods, was affected by the proportional impact of certain permanent items on the calculation, including those created by tax-exempt interest and international sales. While we have made our best estimate of our effective rate for 2005, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2005.
Net Income and Earnings Per Share
As a result of the above factors, the net income for the nine months ended September 24, 2005 was $2.0 million compared to net income in the nine months ended September 25, 2004 of $0.7 million. For the nine months ended September 24, 2005, our basic and diluted earnings per common share was $0.15 per common share compared to net earnings of $0.05 per common share recorded in the prior year’s first nine months. Basic and diluted weighted average common and common equivalent shares outstanding were 13,162,000 and 13,202,000 in the nine months ended September 24, 2005 compared to 13,134,000 and 13,263,000, respectively, in the nine months ended September 25, 2004.
CHEETAH ACQUISITION
On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah(TM) status and performance monitoring product line (“Cheetah”) from Acterna, LLC (“Acterna”) for approximately $14.3 million in cash. In addition, acquisition-related costs of approximately $0.6 million were capitalized for a total cost of approximately $14.9 million. The transaction provided for an earn-out to be paid in the first half of 2004 of up to $2.4 million based on certain 2003 performance targets. On September 21, 2005, Tollgrade settled the earn-out payment and calculation of the final purchase price with Acterna. This settlement resulted in Tollgrade receiving a cash payment from Acterna on September 26, 2005 in the amount of $0.5 million. As a result of this settlement, Tollgrade adjusted the goodwill associated with this transaction by $0.7 million. This adjustment reflects the cash received and settlement of certain obligations Tollgrade had with Acterna.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the nine months ended September 24, 2005, was $7.0 million compared to $3.8 million for the same period in the prior year. The increase is attributed to a significant increase in earnings and lower investments in working capital items, particularly inventories and prepaids as a result of timing, offset by an increase in trade accounts receivable due to timing as well as increased sales levels in the third quarter of 2005 compared to the third quarter of 2004. The Company had working capital of $77.3 million at September 24, 2005, an increase of $6.5 million, from $70.8 million of working capital as of December 31, 2004. Cash used in investing activities decreased from $4.6 million for the nine months ended September 25, 2004 to $3.9 million for the nine months ended September 24, 2005. The change is attributed to a reduction in capital spending and purchases of software. As of September 24, 2005, the Company had $57.3 million of cash, cash equivalents and short-term investments that are unrestricted and available for corporate purposes, including acquisitions and other general working capital requirements.
The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”) with a bank. Under the terms of the Facility, the proceeds may be used for general corporate purposes, working capital needs, and in connection with certain acquisitions. The Facility contains certain covenants with which we must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis. A maximum leverage ratio restricts our total borrowings to approximately $19.8 million during the first nine months of 2005. Commitment fees are payable quarterly at an annual rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with our acquisition of the Cheetah product line to adjust the determination of base net worth. As of September 24, 2005 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future. The Company expects to incur capital expenditures totaling approximately $2.0 million in 2005 including projects for test fixtures related to the manufacturing process and purchases of computer and office equipment.
The Company has in place a stock repurchase program, which is more fully described in Part II, Item 2(e) of this Report. At management’s discretion, the Company may repurchase shares under this program, however, the number of shares and the timing of such purchases has not presently been determined. Any such purchases would be made using existing cash and short-term investments. No shares were repurchased under this program in the nine months ended September 24, 2005.
The impact of inflation on both the Company’s financial position and the results of operations has been minimal and is not expected to adversely affect our 2005 results. Our financial position enables us to meet our cash requirements for operations and capital expansion programs.
RELATED PARTY TRANSACTION
Gregory Quiggle was hired by the Company as Executive Vice President of Marketing on August 13, 2001. In connection with the recruitment of Mr. Quiggle, the Company made a loan to Mr. Quiggle in the amount of $0.2 million pursuant to a Promissory Note (the “Note”) with interest accruing at 5% per annum. The remaining outstanding balance is due and payable on or before the earlier of (i) May 2, 2008, (ii) the date of termination of Mr. Quiggle’s employment with the Company, or (iii) the date that Mr. Quiggle sells or otherwise transfers ownership of all or a portion of 40,200 shares of common stock of Acterna LLC, which shares are being held by the Company as collateral for payment of the Note. Presently, the shares of stock being held as collateral have no value. The Note has not been modified since its issuance.

KEY RATIOS
The Company’s days sales outstanding (DSO) in trade accounts receivable, based on the past twelve months rolling revenue, was 78 and 67 days as of September 24, 2005 and December 31, 2004, respectively. The increase in DSO’s is directly related to the timing of billings and cash collections related to products and services that were sold during the quarter. The Company’s inventory turnover ratio was 2.8 and 2.3 turns at September 24, 2005 and December 31, 2004, respectively.
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
We acquired the LoopCare software and Cheetah product lines in 2001 and 2003, respectively. A substantial portion of our research and development expenses currently relates to these products. We have adjusted our business model to focus heavily on our cable performance and status monitoring products. In addition, sales of our legacy cable products are declining as the market for these products evolves. We are actively engaged in research to improve and expand our cable products, including research and development of VoIP solutions. Our cable products have lower margins than our MCU, LoopCare and DigiTest system products. If sales of our cable testing products do not increase or are not accepted in the marketplace, or if our research and development activities do not produce marketable products that are both competitive and accepted by our customers, our overall revenues and profitability will be adversely affected.
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
Our customers are subject to an evolving governmental regulatory environment that could significantly reduce the demand for our products or increase our costs of doing business.
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
Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we may become subject to legal proceedings and claims for alleged infringement from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, require us to reengineer or cease sales of our products or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad.
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
If we are unable to satisfy our customers’ specific product quality, certification or network requirements, our business could be disrupted and our financial condition could be harmed.
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
The failure of acquired assets to meet expectations, or a decline on our fair value determined by market prices of our stock, could indicate impairment of our intangible assets and result in impairment charges.
The carrying value of certain of our intangible assets, consisting primarily of goodwill related to our LoopCare software and Cheetah product line acquisitions from Lucent Technologies, Inc. and Acterna, LLC, respectively, could be impaired by changing market conditions. Statement of Financial Accounting Standards No. 142 (“SFAS 142”) requires goodwill and intangible assets with indefinite lives to be measured for potential impairment at least annually and the Company selected December 31 as our annual measurement date. We have determined that we only have one reporting unit and test goodwill for potential impairment by comparing the estimated fair value of the Company’s equity using the average stock price over a 12 month period with our book carrying value. Our last required measurement date was December 31, 2004, at which time our analysis of the fair value of equity reflected no potential impairment of goodwill given an estimated fair value of $158.2 million, compared to our book carrying value of $147.5 million.
Interim measurements for potential impairment are required by SFAS 142 if certain events or changes in business conditions would indicate a possible permanent decline in the fair value of the Company’s equity. Since December 31, 2004, although the estimated fair value of our equity, based on our share prices, has fluctuated significantly, there have been no events which have occurred that the Company believes would warrant an interim review for potential impairment of goodwill. Unless such an event would occur between now and our year-end, we intend to test goodwill for potential impairment at December 31, 2005, utilizing estimates of fair value of our equity including any applicable change-in-control share premiums permitted in accordance with SFAS 142. Upon that review, if the Company does not have supporting evidence to indicate that our equity value exceeds its book carrying value, or if we do not realize the expected revenues from an intangible asset, we could be required to take an impairment charge in our financial statements during the period in which any impairment is determined.

Our future sales in international markets are subject to numerous risks and uncertainties.
Our future sales in international markets are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability including terrorism and other acts of war or hostility, unexpected changes in the regulatory environment, trade protection measures, tax laws, our ability to market current or develop new products suitable for international markets, difficulties with deployments and acceptances of products, obtaining and maintaining successful distribution and resale channels and foreign currency exchange rates. For example, our current contracts in Saudi Arabia and South Africa are subject to a number of specific risks and uncertainties, such as potential political instability, difficulty in deployment of products, risks from customized product requirements, difficulty of obtaining proper acceptances and delays caused by third party elements of the project. These specific risks, or an overall reduction in the demand for or the sales of our products in international markets, could adversely affect future results.
If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.
We evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and are annually reviewing and evaluating our internal controls over financial reporting in order to comply with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
We may also compete directly with our customers. Generally, we sell our products either directly or indirectly through OEM channels and other means, to end-user telecommunications and cable television providers. It is possible that our customers, as the result of bankruptcy or other rationales for dismantling network equipment, could attempt to resell our products. The successful development of such a secondary market for our products by a third party could negatively affect demand for our products, reducing our future revenues.
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
Our restructuring and cost reduction plans may be ineffective or may limit our ability to compete.
In 2004, we undertook a reduction in work force in response to our evolving business model. We have also undertaken certain cost reduction efforts as they relate to the manufacturing of certain of our products, in an attempt to improve profit margins for those products. These actions could have long term adverse effects on our business. There are several risks inherent in our efforts to bring our cost base in line with the current environment by reducing our workforce. These include the risk that we will not be successful in achieving our planned cost reductions, and that even if we are successful in doing so, we will still not be able to reduce expenditures quickly enough to see a positive profitability effect and may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Also, our attempts to reduce the base costs of certain or our products may not be successful. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
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
          Our common stock price has been and is likely to continue to be highly volatile. The market price may vary in response to many factors, some of which are outside our control, including:
•	General market and economic conditions;

•	Changes in the telecommunications industry;

•	Actual or anticipated variations in operating results;

•	Announcements of technological innovations, new products or new services by us or by our competitors or customers;

•	Changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Announcements by our customers regarding end market conditions and the status of existing and future infrastructure network deployments;

•	Additions or departures of key personnel; and

•	Future equity or debt offerings or our announcements of these offerings.
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
PART II. OTHER INFORMATION
Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
On January 27, 2005, our Board of Directors authorized the continuation through December 31, 2005 of a share repurchase program which expired on December 31, 2004. Under this extension, we may repurchase a total of one million shares of our common stock before December 31, 2005. Since the initial repurchase program was instituted in April 1997, and as of September 24, 2005, the Company has repurchased 461,800 shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. At our discretion, we will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments. No shares were repurchased under this program in the three and nine months ended September 24, 2005.

Item 6. EXHIBITS
(a) Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Lease between Regional Industrial Development Corporation of Southwestern Pennsylvania and Tollgrade Communications, Inc. dated August 31, 2005, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on September 7, 2005.

10.2	Seventh Extension Agreement, dated September 29, 2005, between Tollgrade Communications, Inc. and Dictaphone Corporation, filed herewith

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith

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
Tollgrade Communications, Inc.
(Registrant)

Dated: November 3, 2005	/s/ Mark B. Peterson

Mark B. Peterson
Chairman and Chief Executive Officer

Dated: November 3, 2005	/s/ Samuel C. Knoch

Samuel C. Knoch
Chief Financial Officer and Treasurer

Dated: November 3, 2005	/s/ Sean M. Reilly

Sean M. Reilly
Controller

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Lease between Regional Industrial Development Corporation of Southwestern Pennsylvania and Tollgrade Communications, Inc. dated August 31, 2005, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on September 7, 2005.

10.2	Seventh Extension Agreement, dated September 29, 2005, between Tollgrade Communications, Inc. and Dictaphone Corporation, filed herewith

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith