Form 10-Q/A
period 2005-03-26
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2006-03-02
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)
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
Yes ☑                    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2005, there were 13,161,140 shares of the Registrant’s Common Stock, $0.20 par value per share, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATION INC.
AMENDMENT NO. 1
EXPLANATORY NOTE
The purpose of this Amendment No. 1 to Tollgrade Communications, Inc.’s Quarterly Report on Form 10-Q is to restate the Company’s condensed consolidated financial statements for the three month periods ended March 26, 2005 and March 27, 2004. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which contains restated financial statements for the years ended December 31, 2003 and 2004.
As reported on Form 8-K, which was filed with the Securities and Exchange Commission (SEC) on February 1, 2006, the Company determined it would restate its financial statements for the years ended December 31, 2003 and 2004, including the unaudited quarterly financial information for the year ended December 31, 2004 and for each of the first three quarters for the year ended December 31, 2005. The restatement adjustments relate to certain assets acquired by the Company in its LoopCare and Cheetah acquisitions that should have been assigned finite useful lives, rather than indefinite lives, at their respective acquisition dates in September 2001 and February 2003. The assets affected include the LoopCare Base Software and Cheetah Customer Base, which will be amortized over 10 and 15 years, respectively, from the date of acquisition. The nature and impact of these adjustments are more fully described in Note 2 “Restatement” of the condensed consolidated financial statements in this Form 10-Q/A.
No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 4, 2005.
The items updated in the Form 10-Q/A include the following:
Part I — Item 1 — Financial Statements
Part I — Item 2 — Management’s Discussions and Analysis of Financial Condition and Results of
Operations
Part I — Item 4 — Controls and Procedures
Updated Signatures, 302 and 906 Certifications

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q/A
For the Quarter Ended March 26, 2005

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share amounts) (Unaudited)

	March 26, 2005	December 31, 2004*
	Restated — See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$23,134	$32,622
Short-term investments	28,428	18,537
Accounts receivable:
Trade, net of allowance for doubtful accounts of $737 in 2005 and $754 in 2004	8,861	10,691
Other	706	106
Inventory	14,110	12,941
Prepaid expenses and other current assets	1,792	2,543
Refundable income taxes	652	964
Deferred tax assets	1,785	1,143

Total current assets	79,468	79,547
Property and equipment, net	7,514	7,860
Deferred tax assets	249	197
Intangibles, net	40,308	40,518
Goodwill	22,220	22,220
Capitalized software costs, net	5,985	6,453
Receivable from officer	157	156
Other assets	182	194

Total assets	$156,083	$157,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,321	$1,087
Accrued warranty	2,061	2,081
Accrued expenses	2,627	1,735
Accrued salaries and wages	599	718
Accrued royalties payable	152	451
Income taxes payable	181	169
Deferred income	1,287	2,461

Total current liabilities	8,228	8,702

Deferred tax liabilities	2,299	2,042

Total liabilities	10,527	10,744
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value; Authorized shares, 10,000,000; issued shares, -0- In 2005 and 2004	—	—
Common stock, $.20 par value; authorized shares, 50,000,000; issued shares, 13,622,940 in 2005 and 2004	2,725	2,725
Additional paid-in capital	71,135	71,135
Treasury stock, at cost, 461,800 shares in 2005 and 2004	(4,791)	(4,791)
Retained earnings	76,487	77,332

Total shareholders’ equity	145,556	146,401

Total liabilities and shareholders’ equity	$156,083	$157,145

*	Amounts derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
	Restated — See Note 2
Revenues:
Products	$11,980	$14,455
Services	2,295	3,152

Total revenues:	14,275	17,607
Cost of sales:
Products	6,052	6,014
Services	796	860
Amortization of intangibles	714	625

	7,562	7,499

Gross profit	6,713	10,108

Operating expenses:
Selling and marketing	2,238	2,472
General and administrative	1,835	1,934
Research and development	3,396	4,192
Retirement expense	775	—

Total operating expense	8,244	8,598
(Loss) income from operations	(1,531)	1,510
Other income:
Interest income (including interest income from officer receivable of $1,800 and $1,900 in 2005 and 2004)	262	90

(Loss) income before taxes	(1,269)	1,600
(Benefit) provision for income taxes	(424)	608

Net (loss) income	$(845)	$992

(Loss) earnings per share information:
Weighted average shares of common stock and equivalents:
Basic	13,161	13,120
Diluted	13,161	13,352
Net (loss) income per common share:
Basic	$(0.06)	$0.08
Diluted	$(0.06)	$0.07
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’
EQUITY
For the Three Months Ended March 26, 2005
(In thousands, except per share amounts) (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2004 — as originally reported	—	$—	13,623	$2,725	$71,135	$(4,791)	$78,440	$147,509

Restatement —adjustments (Note 2)	—	—	—	—	—	—	(1,108)	(1,108)

Balance at December 31, 2004 — restated	—	$—	13,623	$2,725	$71,135	$(4,791)	$77,332	$146,401
Net loss		—	—	—	—	—	(845)	(845)

Balance at March 26, 2005 — restated	—	$—	13,623	$2,725	$71,135	$(4,791)	$76,487	$145,556

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
	Restated — See Note 2
Cash flows from operating activities:

Net (loss) income	$(845)	$992
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,368	1,251
Tax benefit from exercise of stock options	—	15
Deferred income taxes	(437)	216
Provision for losses on inventory	57	(158)
(Reversal) provision for allowance for doubtful accounts	(17)	81
Changes in assets and liabilities:
Decrease (increase) in accounts receivable-trade	1,847	(922)
Increase in accounts receivable-other	(600)	(51)
Increase in inventory	(1,226)	(992)
Decrease (increase) in prepaid expenses and other assets	762	(375)
Decrease in refundable taxes	312	273
Increase in accounts payable	234	16
(Decrease) increase in accrued warranty	(20)	73
(Decrease) increase in accrued expenses and deferred income	(282)	337
(Decrease) increase in accrued royalties payable	(299)	86
(Decrease) increase in accrued salaries and wages	(119)	84
Increase in income taxes payable	12	375

Net cash provided by operating activities	747	1,301
Cash flows from investing activities:
Purchase of short-term investments	(10,391)	(6,284)
Redemption/maturity of short—term investments	500	1,509
Capital expenditures, including capitalized software	(344)	(486)

Net cash used in investing activities	(10,235)	(5,261)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	33

Net cash provided by financing activities	—	33
Net decrease in cash and cash equivalents	(9,488)	(3,927)
Cash and cash equivalents at beginning of period	32,622	31,060

Cash and cash equivalents at end of period	$23,134	$27,133

The accompanying notes are an integral part of the condensed financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month period ended March 26, 2005 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which contains restated financial statements for the years ended December 31, 2003 and 2004. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 26, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
With respect to the unaudited financial information of the Company for each of the three-month periods ended March 26, 2005 and March 27, 2004, included in this Form 10-Q/A, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report originally dated May 3, 2005 and reissued on March 2, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Act) for their report on the unaudited financial information because that report is not a “report” within the meaning of Sections 7 and 11 of the Act.
RECLASSIFICATIONS
Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
2. RESTATEMENT
The Company has restated its condensed consolidated balance sheets, the condensed consolidated statements of operations, changes in shareholders’ equity and cash flows for all periods presented in this Form 10-Q/A.
The restatement adjustments relate to certain assets acquired by the Company in its LoopCare and Cheetah acquisitions that should have been assigned finite useful lives, rather than indefinite lives, at their respective acquisition dates in September 2001 and February 2003. The assets affected include the LoopCare Base Software and Cheetah Customer Base, which will be amortized over 10 and 15 years, respectively, from the date of acquisition. These errors resulted in an understatement of amortization expense, an overstatement of net income and earnings per share, and an overstatement of intangible assets and an offsetting understatement of goodwill at the date of acquisition. The restatements resulted in non-cash adjustments that have no impact on cash provided by operating activities.
The effect of the adjustments on our condensed consolidated financial statements for the periods presented in this Form 10-Q/A is as follows (in thousands, except per share data):
BALANCE SHEET

	March 26, 2005	March 26, 2005	December 31, 2004	December 31, 2004
	As Reported	As Restated	As Reported	As Restated

ASSETS
Current assets	$79,468	$79,468	$79,547	$79,547
Intangible assets	45,072	40,308	45,108	40,518
Goodwill	19,340	22,220	19,340	22,220
Other long-term assets	14,065	14,087	14,839	14,860

Total assets	$157,945	$156,083	$158,834	$157,145

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total current liabilities	$8,228	$8,228	$8,702	$8,702
Deferred tax liabilities	2,939	2,299	2,623	2,042

Total liabilities	11,167	10,527	11,325	10,744
Total shareholders’ equity	146,778	145,556	147,509	146,401

Total liabilities and shareholders’ equity	$157,945	$156,083	$158,834	$157,145

	Three Months Ended		Three Months Ended
	March 26, 2005		March 27, 2004
	As Reported	As Restated	As Reported	As Restated

Total revenues	$14,275	$14,275	$17,607	$17,607

Cost of sales
Products and Services	6,848	6,848	6,874	6,874
Amortization	540	714	473	625

	7,388	7,562	7,347	7,499

Gross profit	6,887	6,713	10,260	10,108

Total operating expenses	8,244	8,244	8,598	8,598

(Loss) income from operations	(1,357)	(1,531)	1,662	1,510

Total other income	262	262	90	90

(Loss) income before taxes	(1,095)	(1,269)	1,752	1,600
(Benefit) provision for income taxes	(364)	(424)	672	608

Net (loss) income	$(731)	$(845)	$1,080	$992

Weighted average shares of common stock and equivalents:
Basic	13,161	13,161	13,120	13,120
Diluted	13,161	13,161	13,352	13,352
Net (loss) income per common share:

	Three Months Ended		Three Months Ended
	March 26, 2005		March 27, 2004
	As Reported	As Restated	As Reported	As Restated

Basic	$(0.06)	$(0.06)	$0.08	$0.08

Diluted	$(0.06)	$(0.06)	$0.08	$0.07

The above includes an immaterial restatement adjustment to separately state acquired Cheetah Maintenance Agreements and amortize related intangible asset over 10 years from the date of acquisition. The cumulative impact of the restatement adjustments decreased retained earnings by $0.3 million to $73.6 million at December 31, 2002.
3. ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company has two stock-based employee compensation plans. The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under these provisions, stock-based employee compensation cost is not reflected in net income for any year, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost for these stock options based on the fair value method set forth in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” net (loss) income and (loss) earnings per share would have reflected the pro forma amounts indicated below (in thousands):

	Three Months Ended
	March 26, 2005	March 27, 2004
	(Restated)	(Restated)
Net (loss) income, as restated	$(845)	$992
Add/ deduct: Total stock-based compensation expense based on the fair value method for all awards, net of related tax effects	2	75

Pro forma net (loss) income	$(847)	$917

(Loss) earnings per share:
Basic — as restated	$(0.06)	$0.08

Basic — pro forma	$(0.06)	$0.07

Diluted — as restated	$(0.06)	$0.07

Diluted — pro forma	$(0.06)	$0.07

4. ACQUISITION
On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah(TM) status and performance monitoring product line (“Cheetah”) from Acterna, LLC (“Acterna”) for approximately $14.3 million in cash. In addition, acquisition-related costs of approximately $0.6 million were capitalized for a total cost of approximately $14.9 million. The transaction provided for an earn-out to be paid in the first half of 2004 of up to $2.4 million based on certain 2003 performance targets. As of March 26, 2005, we were still negotiating the earn-out payment and the current calculation indicates that amounts due under this provision are immaterial. The Company has made an allocation of the Cheetah purchase price to the fair value of assets acquired and liabilities assumed. The purchase price remains subject to change pending resolution between the parties of outstanding contingencies regarding the earn-out provision and remaining purchase price adjustments pursuant to the purchase and sales agreement. Any changes to the purchase price arising from the resolution of these matters are expected to be accounted for as adjustments to goodwill and may be material.
5. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

		March 26, 2005 (Restated)			December 31, 2004 (Restated)
	Estimated
	Useful Life		Accumulated			Accumulated
	(In Years)	Gross	Amortization	Net	Gross	Amortization	Net
Non-amortized intangible assets:
Cheetah trademark		$1,000	$—	$1,000	$1,000	$—	$1,000
LoopCare trade name		1,300	—	1,300	1,300	—	1,300
LoopCare Post warranty maintenance service agreements		32,000	—	32,000	32,000	—	32,000

Total Non-amortized Intangible assets		$34,300	$—	$34,300	$34,300	$—	$34,300

Amortized intangible assets:
Cheetah Maintenance	10	$160	$26	$134	$160	$21	$139
Exclusivity agreement	5	715	143	572	715	107	608
Customer Base — Cheetah	15	2,650	279	2,371	2,650	223	2,427
Base software — LoopCare	10	4,510	1,579	2,931	4,510	1,466	3,044

Total Amortized Intangible assets		$8,035	$2,027	$6,008	$8,035	$1,817	$6,218

Total Intangible assets		$42,335	$2,027	$40,308	$42,335	$1,817	$40,518

Capitalized software:
Clear Software Purchase	1	$538	$38	$500	$538	$11	$527
Proprietary technology	10	1,000	217	783	1,000	192	808
Base software — Cheetah	10	2,900	628	2,272	2,900	556	2,344
Developed product software	5	7,627	5,197	2,430	7,591	4,817	2,774

Total capitalized software		$12,065	$6,080	$5,985	$12,029	$5,576	$6,453

Goodwill		$22,220	$—	$22,220	$22,220	$—	$22,220

Estimated amortization expense for the years ended (restated):

2005 (Remaining 9 months)	$2,148
2006	$2,559
2007	$1,479
2008	$1,431
2009	$1,263
Thereafter	$3,113
Finite lived intangible assets are generally amortized on a straight-line basis with the exception of any customer base assets and software related intangible assets. The customer base assets are amortized utilizing an accelerated method which reflects the pattern in which the economic benefits of the customer base asset are consumed or otherwise used. Software related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life. All amortization of intangible assets is recorded in cost of goods sold.
We have also entered into certain third party license agreements to augment our next-generation technology. During 2004, the Company entered into a License Agreement (Initial Agreement) with a third party software vendor for certain Voice Over Internet Protocol (VoIP) technology. In conjunction with this agreement, the Company paid approximately $0.7 million for the exclusivity rights related to the technology. The exclusivity fee will be amortized on a straight line basis over the five year contract period effective April 1, 2004.
6. INVENTORY
At March 26, 2005 and December 31, 2004, inventory consisted of the following (in thousands):

	March 26, 2005	December 31, 2004
Raw materials	$6,615	$7,631
Work in process	5,656	4,442
Finished goods	3,316	2,288

	15,587	14,361
Reserve for slow moving and obsolete inventory	(1,477)	(1,420)

	$14,110	$12,941

7. SHORT-TERM INVESTMENTS
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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 26, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:

Cash and cash equivalents	$23,134	$23,134	$32,622	$32,622

Short-term investments	$28,428	$28,429	$18,537	$18,538
8. RETIREMENT EXPENSE
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
9. COST ALIGNMENT
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
10. PER SHARE INFORMATION
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
A reconciliation of (loss) earnings per share is as follows:

	Three Months Ended	Three Months Ended
	March 26, 2005	March 27, 2004
	(Restated)	(Restated)
Net (loss) income	$(845)	$992
Common and common equivalent shares:
Weighted average common shares outstanding	13,161	13,120
Effect of dilutive securities — stock options	—	232

	13,161	13,352

(Loss) earnings per share:
Basic	$(0.06)	$0.08

Diluted	$(0.06)	$0.07

Unexercised stock options to purchase our capital stock of 1.3 million and 0.9 million shares for the three months ended March 26, 2005 and March 27, 2004, respectively, are not included in the computation of diluted earnings per share because the option exercise price for these shares was greater than the average market price.
11. RECEIVABLE FROM OFFICER
The Company extended a loan for $0.2 million under a promissory note to an officer of the Company in July 2001. The note provides for interest at 5% per annum with repayment under various conditions but no later than May 20, 2008. The loan is secured by 40,200 shares of common stock of Acterna, LLC as collateral, which currently have no value. The balance of the loan at March 26, 2005 and December 31, 2004 was $0.2 million.
12. PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.

Activity in the warranty accrual is as follows (in thousands):

	Three Months Ended	Year Ended
	March 26, 2005	December 31, 2004
Balance at the beginning of the period	$2,081	$2,150

Accruals for warranties issued during the period	390	1,435
Settlements during the period	(410)	(1,504)

Balance at the end of the period	$2,061	$2,081

13. CONTINGENCIES AND COMMITMENTS
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
14. ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued Statement No. 123(R), “Shared-Based Payment”. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the date of the grant and recording such expense in the consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April of 2005, the SEC approved a rule that delayed the effective date of FASB Statement No. 123(R). Statement 123(R) is now effective for public companies for annual periods that begin after June 15, 2005. We are currently evaluating the impact of the adoption of Statement 123(R). See Note 3 to the financial statements.
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
We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. as of March 26, 2005, and the related condensed consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three-month periods ended March 26, 2005 and March 27, 2004. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 2, the Company has restated its interim financial statements as of March 26, 2005 and for each of the three-month periods ended March 26, 2005 and March 27, 2004.
We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 2, 2006, appearing under Item 8 of the Company’s 2005 Annual Report on Form 10-K, we expressed an unqualified opinion thereon (with an explanatory paragraph indicating that the Company has restated its 2004 annual financial statements). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
May 2, 2005, except for the restatement
     discussed in Note 2, as to which the
     date is March 2, 2006

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement
The condensed consolidated financial statements of Tollgrade Communications, Inc. (“Tollgrade,” the “Company,” “us,” or “we”) for the three months ended March 26, 2005 and March 27, 2004 were restated. We reported the decision to restate our consolidated financial statements for the years ended December 31, 2003 and 2004 in a Current Report on Form 8-K which was filed with the Securities and Exchange Commission (SEC) on February 1, 2006. The restatement adjustments related to the assignment of a finite life to certain acquired intangible assets. This Form 10-Q/A contains more information about these restatements in “Note 2. Restatement of Financial Statements” which accompanies the consolidated financial statements in Item 2.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Quarterly Report on Form 10-Q/A, including, but not limited to those contained in Item 2- Management’s Discussion and Analysis of Results of Operations and Financial Condition, along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as “ will,” “believes,” “intends,” “expects,” “plans,” “could” or “may,” or the negatives thereof, other variations thereon or comparable terminology, relate to, among other things, the significant portion of our revenues generated from MCU® sales and the expected consequences of the maturation of this market, the opportunities developing in the cable broadband market and the Company’s plans for the development of new cable products, circumstances surrounding our LoopCare™ sales, the potential revenue opportunities under our contract with Lucent Technologies International for the project in Saudi Arabia, the results of the Company’s efforts to obtain certain product certifications and the effect of such results on future sales, the maturation of our legacy cable products and the lower expected margins for our cable products resulting from increased sales of our DOCSIS® certified transponders, certain cost alignment initiatives, projected cash flows which are used in the valuation of intangible assets, the anticipated results of negotiations for our remaining RBOC maintenance agreement, changes in our backlog, the amount of backlog that may be recognized as revenue in future periods, the Company’s anticipated short-term borrowings and expected 2005 capital expenditures, the ability to utilize deferred and refundable tax assets, opportunities which the Services group offers to customers, the potential loss of certain customers, the timing of orders from customers, the effect of consolidations in the markets to which we sell, certain international sales opportunities, circumstances surrounding our LoopCare sales, the effects of the economic slowdown in the telecommunications and cable industries, the possibility of future provisions for slow moving and obsolete inventory, and the effect on earnings and cash flows of changes in interest rates. The Company does not undertake any obligation to publicly update any forward-looking statements.
These forward-looking statements and other forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-Q/A are based on assumptions that involve risks and uncertainties and are subject to change. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements. The factors discussed herein may not be exhaustive. Therefore, the factors discussed herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.
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
SERVICES
Our Services offerings include software maintenance as well as our professional services, which are designed to assist our customers in ensuring the proper operation of all of the components of their voice test systems. The scope of our Services offerings were considerably expanded upon the acquisition of software maintenance relationships related to the LoopCare and CheetahNet software product lines. Offsetting this expansion, however, is a trend toward a decrease in the demand for our professional services caused by a decline in our RBOC customers’ capital investment in their traditional voice services, which tends to drive the professional services.
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
OPERATING SEGMENT
We have determined that our business has one operating segment, test assurance. All product sales relate to the business of testing infrastructure and networks for the telecommunications and cable television industries. Our products have similar production processes, and are sold through comparable distribution channels and means to similar types and classes of customers already in, or entering into, the telecommunications and cable businesses.
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
Revenue Recognition
We market and sell test system hardware and related software to the telecommunications and cable television industries. The Company follows Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” for hardware and software sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The majority of our hardware sales are made to RBOCs and other large customers. Delivery terms of hardware sales are predominantly FOB origin. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue is deferred unless the Company can objectively determine delivery occurred before the end of the applicable reporting period. Revenue is recognized for these customers upon shipment against a valid purchase order. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers and/or those in weak financial condition.
For perpetual software license fee and maintenance revenue, we follow the AICPA’s Statement of Position (SOP) 97-2, “Software Revenue Recognition.” This statement requires that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software, leaving no significant obligations on the part of the Company to perform. We require a customer purchase order or other written agreement to document the terms of a software order and written, unqualified acceptance from the customer prior to revenue recognition. In certain limited cases, however, agreements provide for automatic customer acceptance after the passage of time from a pre-determined event and we have relied on these provisions for an indication of the timing of revenue recognition. In isolated cases for orders of custom software, or orders that require significant software customization, such as that associated with our contact with Lucent for test gear deployment in Saudi Arabia, we employ contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services may be separated into stand-alone fair values if not already documented in the purchase order or agreement and where list prices or other objective evidence of fair value exists to support such allocation, in accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue will not be recognized for any single element until all elements considered essential to the functionality of the delivered elements under the contract are delivered and accepted.

     The recognition of revenue under EITF 00-21 requires certain judgment by management. If any undelivered elements, which can include hardware, software or services, are essential to the functionality of the system as defined in the contract, revenue will not be recorded until all of the items considered essential are delivered as one unit of accounting. Our internal policy requires that we obtain a written acceptance from our customers for each specific customer situation where new products are sold. Revenue will not be recorded until written acceptance is received from the customer. Although infrequent, in some situations contingencies will be noted by the customer on the written acceptance. In these situations, management will use judgment to determine the importance of such contingencies for recognizing revenue related to the sale. The Company’s general practice is to defer revenue recognition unless these contingencies are inconsequential.
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
Cost of Sales
Cost of sales includes the charges associated with manufacturing activities. The costs consist principally of product cost, salaries and wages, depreciation and amortization, rent expense, the cost of shortages or obsolete inventory as well as warranty, and production overhead.
Goodwill and Intangible Assets
We had net intangible assets of $40.3 million, capitalized software of $6.0 million and Goodwill of $22.2 million at March 26, 2005 primarily resulting from the acquisitions of the LoopCare and Cheetah businesses in September 2001 and February 2003, respectively. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets not be amortized for financial reporting purposes. Finite lived intangible assets are generally amortized on a straight-line basis, with the exception of any customer base assets and software related intangible assets. The customer base assets are amortized utilizing an accelerated method which reflects the pattern in which the economic benefits of the customer base asset are consumed or otherwise used. Software related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.

In connection with the assets acquired in the LoopCare transaction, intangible assets of $45.1 million were identified with residual goodwill of $16.9 million. These include Developed Product Software valued at $7.3 million and LoopCare Base Software valued at $4.5 million. Both were determined to have finite useful lives of five years and ten years, respectively and are being amortized over those periods. Also identified were intangible assets related to the LoopCare trade name of $1.3 million and Post-Warranty Service Agreements of $32.0 million. Because of the longevity of the LoopCare trade name and the stability, level of embedment, and unique dependence of the RBOCs on the post warranty maintenance services, these intangible assets were determined to have indefinite useful lives at the acquisition date.
In the Cheetah acquisition, intangible assets of $7.8 million were identified with residual goodwill of $5.6 million. The intangible assets consist of the Cheetah Base Software valued at $2.9 million, the Cheetah Customer Base valued at $2.7 million, Proprietary Technology valued at $1.0 million, and Cheetah Maintenance Agreements valued at $0.2 million. The Cheetah Base Software, Proprietary Technology, and Cheetah Maintenance Agreements were determined to have useful lives of ten years, while the Cheetah Customer Base whose value is based on discounted cash flows generated on hardware sales which typically continue five years beyond the sale of the corresponding Base Software, was assigned a useful life of 15 years. A Cheetah trademark asset valued at $1.0 million was identified and determined to have an indefinite useful life.
Reviews for Impairment:
Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are reviewed for impairment at least annually or more frequently if events or changes in circumstance indicate that the carrying value of such assets may not be recoverable. During these reviews for impairment of indefinite lived assets, other than goodwill, we review any changes in facts and circumstances which would impact the estimated useful life of the asset. We perform our annual impairment tests on December 31st of each year. With respect to goodwill, we have determined that we have one reporting unit. At December 31, 2004, we based our goodwill impairment test on a comparison of the fair value, which we estimated based on our market capitalization to the Company’s book value. Our goodwill impairment test indicated no impairment in 2004 or in prior years. Indefinite lived intangible assets are valued using the relief from royalty method with no residual value. For indefinite lived intangible assets, our annual impairment tests indicated no impairment and the results of our review of useful lives, based on current events and circumstances, continue to support the indefinite lives.
We review our finite lived intangible assets and their related useful lives whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, including: a change in the competitive landscape; any internal decisions to pursue new or different technology strategies; a loss of a significant customer; or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset or the period of economic benefit has changed. If impairment were indicated, the amount of the impairment would be determined by comparing the carrying value of the asset group to the fair value of the asset group. Fair value is generally determined by calculating the present value of the estimated future cash flows using an appropriate discount rate. The projection of the future cash flows and the selection of a discount rate require significant management judgment. The key assumptions that management must estimate include sales volume, prices, inflation, product costs, capital expenditures and sales and marketing costs. For developed technology, we also must estimate the likelihood of both pursuing a particular strategy and the level of expected market adoption.
If the estimate of an intangible asset’s remaining useful life would be changed, the remaining carrying amount of the intangible asset would be amortized prospectively over the revised remaining useful life.
This testing relative to impairments involves critical accounting estimates and estimates of revenues and cash flows. However these expectations may not be realized and future events and market conditions might indicate material impairment of value that could result in material charges to net income. Such a future situation would not, however, in and of itself affect our cash flow or liquidity.
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
Allowance for Doubtful Accounts
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
Income Taxes
We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate all remaining deferred tax assets based on our current outlook and as of March 26, 2005 we believe all remaining assets will be utilized. There have been no significant changes in our state net operating losses or valuation allowances during the current quarter.
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
Service revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, decreased $0.8 million to $2.4 million in the first quarter of 2005. Service revenues amounted to 16.8% and 18.2% of total first quarter 2005 and 2004 revenue, respectively. The decrease is primarily attributed to the delay in the execution of a software maintenance agreement with one of our RBOC customers.
Gross Profit
Gross profit for the first quarter of 2005 decreased $3.4 million or 33.6% to $6.7 million. The decrease in gross profit is attributed primarily to changes in the product mix caused by lower LoopCare software and MCU revenue and increased shipments on an OEM basis of DOCSIS certified cable products, which carry substantially lower margins than our legacy cable products. Additionally, margins were negatively impacted by the delay beyond the end of the first quarter 2005 in executing the extension of a maintenance agreement with one of our RBOC customers. As a percentage of sales, gross profit for the quarter was 47.0% versus 57.4% for the year ago period. Gross margin, as a percentage of sales, decreased in the first quarter compared to the previous year’s first quarter due to the factors mentioned above.
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
Provision (Benefit) for Income Taxes
Income taxes for the first quarter of 2005 included a benefit of ($0.4) million due to the current quarter pretax loss. The provision for income taxes in the first quarter of 2004 was a charge of $0.6 million. The effective income tax rate for the first quarter of 2005 was a benefit of 33.4% compared to a charge of 38.0% in the first quarter of 2004. The decrease in the effective rate is attributed to the proportional impact of certain permanent items on the calculation, including those created by tax exempt interest and international sales. While we have made our best estimate of our effective rate for 2005, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2005.
Net (Loss) Income and (Loss) Earnings Per Share
As a result of the above factors, the net loss for the first quarter of 2005 was ($0.8) million compared to net income in the first quarter of 2004 of $1.0 million. For the first quarter of 2005, our basic and diluted loss per common share was a loss of ($0.06) compared to net income of $0.08 per basic common share and $0.07 per diluted common share recorded in the prior year quarter. Basic and diluted weighted average common and common equivalent shares outstanding were 13.2 million in the first quarter of 2005 compared to 13.1 million and 13.4 million, respectively, in the first quarter of 2004. The three months ended March 26, 2005 do not include the effect of dilutive securities due to the current quarter net loss which would make those securities anti-dilutive to the earnings per share calculation.
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
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the three months ended March 26, 2005, was $0.7 million compared to $1.3 million for the same period in the prior year. The decrease is attributed to a 2005 first quarter operating loss compared to 2004 net income and changes in working capital. The Company had working capital of $71.2 million at March 26, 2005, an increase of $0.4 million, from $70.8 million of working capital as of December 31, 2004. Cash used in investing activities increased from $5.3 million for the three months ended March 27, 2004 to $10.2 million for the three months ended March 26, 2005. The change is attributed to purchases of short-term investments. As of March 26, 2005, the Company had $51.6 million of cash, cash equivalents and short-term investments that are unrestricted and available for corporate purposes, including acquisitions and other general working capital requirements.
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
We may also compete directly with our customers. Generally, we sell our products, either directly or indirectly, through OEM channels and other means, to end-user telecommunications and cable television providers. It is possible that our customers, as the result of bankruptcy or other rationales for dismantling network equipment, could attempt to resell our products. The successful development of such a secondary market for our products by a third party could negatively affect demand for our products, reducing our future revenues.
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
Item 4. CONTROLS AND PROCEDURES
(a) Restatement of financial statements and impact on internal control over financial reporting and disclosure controls and procedures
Restatement of Financial Statements
As discussed in Note 2 to the condensed consolidated financial statements contained in Item 1 of this Form 10-Q/A, the Company has restated its consolidated balance sheet at December 31, 2004 and its consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2003 and 2004, its unaudited quarterly consolidated financial information for the year ended December 31, 2004 and the unaudited quarterly consolidated financial information for each of the first three quarters for the year ended December 31, 2005.

The restatement adjustments related to certain assets acquired by the Company in its LoopCare and Cheetah acquisitions that should have been assigned finite useful lives, rather than indefinite lives, at their respective acquisition dates in September 2001 and February 2003. The assets affected include the LoopCare Base Software and Cheetah Customer Base, which will be amortized over 10 and 15 years, respectively, from the date of acquisition. These errors resulted in an understatement of amortization expense, an overstatement of net income and earnings per share, and an overstatement of intangible assets and an offsetting understatement of goodwill at the date of acquisition.
The Company has had discussions with the Staff of the Securities and Exchange Commission regarding these matters, and subsequent to these discussions the Company determined that it should restate the aforementioned financial statements to correct the errors described above. The restatement resulted in non-cash adjustments that have no impact on cash provided by operating activities.
Impact on Internal Control over Financial Reporting and Disclosure Controls and Procedures
In their Report on Internal Control over Financial Reporting included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, management had previously concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were effective as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the interim or annual financial statements will not be prevented or detected. In connection with the restatement described above, management has subsequently identified the following material weakness in the Company’s internal control over financial reporting which the Company has concluded existed as of December 31, 2004:
The Company did not have effective controls designed and in place to determine and review the completeness and accuracy of estimates and judgments made relating to useful or indefinite lives assigned to intangible assets acquired in purchase business combinations. This control deficiency resulted in the restatement described above. The accounts affected were certain intangible assets, goodwill and amortization expense. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.
As a result of this material weakness, management concluded that the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2004 were ineffective.
(b) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the restatement described in “Restatement of financial statements and impact on internal control over financial reporting and disclosure controls and procedures” above, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluate our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. We identified the material weakness in our internal control over financial reporting described in “Restatement of financial statements and impact on internal control over financial reporting and disclosure controls and procedures” above. As a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 26, 2005.
(c) Evaluation of Changes in Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with GAAP. With the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluates any changes in our internal control over financial reporting that occurred during each fiscal quarter which have materially affected, or are reasonably likely to materially affect, such internal control. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) that occurred during the quarter ended March 26, 2005 that have materially affected or are reasonably likely to affect Tollgrade’s internal control over financial reporting.
(d) Remediation of Material Weakness
During the fourth quarter of 2005, management has remediated the material weakness. Remedial actions included the enhancement of existing internal controls related to intangible assets at December 31, 2005, by adding sub-controls designed to ensure that:
1.	Documentation related to the Company’s application of accounting policies for intangible assets is considered in properly determining and reviewing the estimates and judgments made relating to useful or indefinite lives assigned to intangible assets acquired in a business combination. These estimates and judgments include: (a) the determination of useful lives of software-related intangible assets under SFAS #86, (b) the critical review of indefinite life assertions and the evaluation of the pertinent factors in support of such assertions and (c) the critical evaluation of the views of experts, and underlying assumptions, used in reaching complex judgments and estimates by management.

2.	The Company’s existing periodic reviews consider current events and circumstances to ensure that all available information continues to support the indefinite life assertions.

3.	Management reviews of appropriate accounting literature encompass current guidance regarding the factors pertinent to determining and reviewing useful or indefinite lives of intangible assets.
As a result of these remedial actions, management has concluded that controls were designed and in place as of December 31, 2005 to properly determine and review the completeness and accuracy of estimates and judgments made relating to useful or indefinite lives assigned to intangible assets acquired in purchase business combinations and therefore the above described material weakness was remediated.
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

Tollgrade Communications, Inc.
(Registrant)
Dated: March 2, 2006	/s/ Mark B. Peterson

Mark B. Peterson

Chief Executive Officer

Dated: March 2, 2006	/s/ Samuel C. Knoch
Samuel C. Knoch
Chief Financial Officer and Treasurer

Dated: March 2, 2006	/s/ Sean M. Reilly
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