Form 10-Q/A
period 2005-06-25
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2006-03-02
CIK 1002531

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)
Yes  ☐     No  ☑
As of June 25, 2005, there were 13,161,140 shares of the Registrant’s Common Stock, $0.20 par value per share, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to Tollgrade Communications, Inc.’s Quarterly Report on Form 10-Q is to restate the Company’s condensed consolidated financial statements for the three and six month periods ended June 25, 2005 and June 26, 2004. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which contains restated financial statements for the years ended December 31, 2003 and 2004.
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
No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 4, 2005.
The items updated in this Form 10-Q/A include the following:
Part I — Item 1 — Financial Statements
Part I — Item 2 — Management’s Discussions and Analysis of Financial Condition and Results of Operations
Part I — Item 4 — Controls and Procedures
Updated Signatures, 302 and 906 Certifications

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q/A
For the Quarter Ended June 25, 2005

		PAGE
		NO.
PART I. FINANCIAL INFORMATION RESTATED

Item 1	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets as of June 25, 2005 and December 31, 2004	4

	Condensed Consolidated Statements of Operations for the three month and six month periods ended June 25, 2005 and June 26, 2004	5

	Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six month period ended June 25, 2005	6

	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 25, 2005 and June 26, 2004	7

	Notes to Condensed Consolidated Financial Statements	8

	Report of Independent Registered Public Accounting Firm	18

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4	Controls and Procedures	49

PART II. OTHER INFORMATION

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	51

Item 4	Submission of Matters to a Vote of Security Holders	52

Item 6	Exhibits	53

SIGNATURES		54

EXHIBIT INDEX

EX-15

EX-31.1

EX-31.2

EX-32
EXHIBIT 15
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts) (Unaudited)

	June 25, 2005	December 31, 2004 *
	Restated — See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$21,713	$32,622
Short-term investments	29,420	18,537
Accounts receivable:
Trade, net of allowance for doubtful accounts of $761 in 2005 and $754 in 2004	12,740	10,691
Other	1,195	106
Inventory	12,483	12,941
Prepaid expenses and other current assets	1,391	2,543
Refundable income taxes	752	964
Deferred tax assets	1,584	1,143

Total current assets	81,278	79,547
Property and equipment, net	7,281	7,860
Deferred tax assets	232	197
Intangibles, net	40,098	40,518
Goodwill	22,220	22,220
Capitalized software costs, net	5,479	6,453
Receivable from officer	156	156
Other assets	170	194

Total assets	$156,914	$157,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,260	$1,087
Accrued warranty	1,907	2,081
Accrued expenses	2,331	1,735
Accrued salaries and wages	246	718
Accrued royalties payable	118	451
Income taxes payable	338	169
Deferred income	1,638	2,461

Total current liabilities	7,838	8,702
Deferred tax liabilities	2,465	2,042

Total liabilities	10,303	10,744
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value; Authorized shares, 10,000,000; issued shares, -0- In 2005 and 2004	—	—
Common stock, $.20 par value; authorized shares, 50,000,000; issued shares, 13,622,940 in 2005 and 2004	2,725	2,725
Additional paid-in capital	71,135	71,135
Treasury stock, at cost, 461,800 shares in 2005 and 2004	(4,791)	(4,791)
Retained Earnings	77,542	77,332

Total shareholders’ equity	146,611	146,401

Total liabilities and shareholders’ equity	$156,914	$157,145

* Amounts derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
	Restated — See Note 2		Restated — See Note 2
Revenues:
Products	$12,859	$12,268	$24,839	$26,723
Services	4,233	3,198	6,528	6,350

Total revenues:	17,092	15,466	31,367	33,073
Cost of product sales:
Products	6,170	6,266	12,222	12,280
Services	936	998	1,732	1,858
Amortization of intangibles	716	662	1,430	1,287

	7,822	7,926	15,384	15,425

Gross Profit:	9,270	7,540	15,983	17,648

Selling and marketing	2,438	2,383	4,676	4,855
General and administrative	1,895	1,661	3,730	3,595
Research and development	3,693	4,115	7,089	8,307
Retirement Expense	—	—	775	—

Total operating expenses	8,026	8,159	16,270	16,757

Income (loss) from operations	1,244	(619)	(287)	891
Interest and other income, net	252	68	514	158

Income (loss) before income taxes	1,496	(551)	227	1,049
Provision (benefit) for income taxes	441	(271)	17	337

Net income (loss)	$1,055	$(280)	$210	$712

Earnings (loss) per share information:
Weighted average shares of common stock and equivalents:
Basic	13,161	13,132	13,161	13,126
Diluted	13,168	13,132	13,190	13,310
Net income (loss) per common and common equivalent shares:
Basic	$0.08	$(0.02)	$0.02	$0.05

Diluted	$0.08	$(0.02)	$0.02	$0.05
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’
EQUITY
For the Six Months Ended June 25, 2005
(In thousands, except per share amounts) (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Earnings	Stock	Earnings	Total

Balance at December 31, 2004 — as originally reported	—	$—	13,623	$2,725	$71,135	$(4,791)	$78,440	$147,509

Restatement — adjustments (Note 2)	—	—	—	—	—	—	(1,108)	(1,108)

Balance at December 31, 2004 — restated	—	$—	13,623	$2,725	$71,135	$(4,791)	$77,332	$146,401

Net income	—	—	—	—	—	—	210	210

Balance at June 25, 2005 — restated	—	$—	13,623	$2,725	$71,135	$(4,791)	$77,542	$146,611

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts) (Unaudited)

	Six Months Ended
	June 25, 2005	June 26, 2004
	Restated — See Note 2

Cash flows from operating activities :
Net income	$210	$712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,665	2,570
Tax benefit from exercise of stock options	—	49
Deferred income taxes	(53)	(118)
Provision for losses on inventory	274	(87)
Provision for allowance for doubtful accounts	7	39
Changes in assets and liabilities:
Increase in accounts receivable-trade	(2,056)	(694)
(Increase) decrease in accounts receivable-other	(1,089)	38
Decrease (increase) in inventory	184	(877)
Decrease (increase) in prepaid expenses and other assets	1,176	(528)
Decrease in refundable taxes	212	273
Increase in accounts payable	173	686
Decrease in accrued warranty	(174)	(33)
(Decrease) increase in accrued expenses and deferred income	(227)	587
Decrease in accrued royalties payable	(333)	(118)
Decrease in accrued salaries and wages	(472)	(689)
Increase in income taxes payable	169	56

Net cash provided by operating activities	666	1,866
Cash flows from investing activities:
Purchase of short-term investments	(15,328)	(7,734)
Redemption/maturity of short-term investments	4,445	5,395
Capital expenditures, including capitalized software	(692)	(1,475)
Investments in other assets	—	(715)

Net cash used in investing activities	(11,575)	(4,529)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	153

Net cash provided by financing activities	—	153
Net decrease in cash and cash equivalents	(10,909)	(2,510)
Cash and cash equivalents at beginning of period	32,622	31,060

Cash and cash equivalents at end of period	$21,713	$28,550

The accompanying notes are an integral part of the condensed financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month and six-month periods ended June 25, 2005 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which contain restated financial statements for the years ended December 31, 2003 and 2004. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month and six-month periods ended June 25, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
With respect to the unaudited financial information of the Company for each of the three-month and six-month periods ended June 25, 2005 and June 26, 2004, included in this Form 10-Q/A, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report originally dated August 4, 2005 and reissued on March 2, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a “report” within the meaning of Sections 7 and 11 of the Act.
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
The effect of the adjustments made on our condensed consolidated financial statements for the periods presented in this form 10-Q/A is as follows (in thousands, except per share data):
BALANCE SHEET

	June 25, 2005	June 25, 2005	December 31, 2004	December 31, 2004
	As Reported	As Restated	As Reported	As Restated

ASSETS
Current assets	$81,278	$81,278	$79,547	$79,547
Intangibles	45,036	40,098	45,108	40,518
Goodwill	19,340	22,220	19,340	22,220
Other long-term assets	13,295	13,318	14,839	14,860

Total assets	$158,949	$156,914	$158,834	$157,145

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total current liabilities	$7,838	$7,838	$8,702	$8,702
Deferred tax liabilities	3,165	2,465	2,623	2,042

Total liabilities	11,003	10,303	11,325	10,744
Total shareholders’ equity	147,946	146,611	147,509	146,401

Total liabilities and shareholders’ equity	$158,949	$156,914	$158,834	$157,145

	Three Months Ended		Six Months Ended
	June 25, 2005		June 25, 2005
	As Reported	As Restated	As Reported	As Restated

Total revenues	$17,092	$17,092	$31,367	$31,367

Cost of sales
Products and Services	7,106	7,106	13,954	13,954
Amortization	542	716	1,081	1,430

	7,648	7,822	15,035	15,384

Gross profit	9,444	9,270	16,332	15,983

Total operating expenses	8,026	8,026	16,270	16,270

Income (loss) from operations	1,418	1,244	62	(287)

Total Other income	252	252	514	514

Income before taxes	1,670	1,496	576	227
Provision for income taxes	502	441	139	17

Net income	$1,168	$1,055	$437	$210

Weighted average shares of common stock and equivalents:
Basic	13,161	13,161	13,161	13,161
Diluted	13,168	13,168	13,190	13,190
Net income per common share:
Basic	$0.09	$0.08	$0.03	$0.02

Diluted	$0.09	$0.08	$0.03	$0.02

	Three Months Ended		Six Months Ended
	June 26, 2004		June 26, 2004
	As Reported	As Restated	As Reported	As Restated

Total revenues	$15,466	$15,466	$33,073	$33,073

Cost of sales
Products and Services	7,264	7,264	14,138	14,138
Amortization	510	662	984	1,287

	7,774	7,926	15,122	15,425
Gross profit	7,692	7,540	17,951	17,648

Total operating expenses	8,159	8,159	16,757	16,757

(Loss) income from operations	(467)	(619)	1,194	891

Total Other income	68	68	158	158

(Loss) income before taxes	(399)	(551)	1,352	1,049
(Benefit) provision for income taxes	(265)	(271)	407	337

Net (loss) income	$(134)	$(280)	$945	$712

Weighted average shares of common stock and equivalents:
Basic	13,132	13,132	13,126	13,126
Diluted	13,132	13,132	13,310	13,310
Net (loss) income per common share:
Basic	$(0.01)	$(0.02)	$0.07	$0.05
Diluted	$(0.01)	$(0.02)	$0.07	$0.05
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

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
	Restated — See Note 2		Restated — See Note 2

Net income (loss), as restated	$1,055	$(280)	$210	$712
Deduct / Add: Total stock-based compensation expense based on the fair value method for all awards, net of related tax effects	7	44	9	177

Pro forma net income (loss)	$1,048	$(324)	$201	$535

Earnings (loss) per share:
Basic — as restated	$0.08	$(0.02)	$0.02	$0.05

Basic — pro forma	$0.08	$(0.02)	$0.02	$0.04

Diluted — as restated	$0.08	$(0.02)	$0.02	$0.05

Diluted — pro forma	$0.08	$(0.02)	$0.02	$0.04

4. ACQUISITION
On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah(TM) status and performance monitoring product line (“Cheetah”) from Acterna, LLC (“Acterna”) for approximately $14.3 million in cash. In addition, acquisition-related costs of approximately $0.6 million were capitalized for a total cost of approximately $14.9 million. The transaction provided for an earn-out to be paid in the first half of 2004 of up to $2.4 million based on certain 2003 performance targets. As of June 25, 2005, we were still negotiating the earn-out payment and the current calculation indicates that amounts due under this provision are immaterial. The Company has made an allocation of the Cheetah purchase price to the fair value of assets acquired and liabilities assumed. The purchase price remains subject to change pending resolution between the parties of outstanding contingencies regarding the earn-out provision and remaining purchase price adjustments pursuant to the purchase and sale agreement. Any changes to the purchase price arising from the resolution of these matters are expected to be accounted for as adjustments to goodwill and, depending upon the outcome of resolution of the purchase price adjustment, may be material.

5. INTANGIBLE ASSETS
     The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

	Estimated	June 25, 2005 (Restated)			December 31, 2004 (Restated)
	Useful Life		Accumulated			Accumulated
	(In Years)	Gross	Amortization	Net	Gross	Amortization	Net
Non-amortized intangible assets:
Cheetah trademark		$1,000	$—	$1,000	$1,000	$—	$1,000
LoopCare trade name		1,300	—	1,300	1,300	—	1,300
LoopCare post warranty maintenance service agreements		32,000	—	32,000	32,000	—	32,000

Total Non-amortized Intangible assets		$34,300	$—	$34,300	$34,300	$—	$34,300

Amortized intangible assets:
Cheetah Maintenance	10	$160	$31	$129	$160	$21	$139
Exclusivity agreement	5	715	179	536	715	107	608
Customer Base — Cheetah	15	2,650	336	2,314	2,650	223	2,427
Base software — LoopCare	10	4,510	1,691	2,819	4,510	1,466	3,044

Total Amortized Intangible assets		$8,035	$2,237	$5,798	$8,035	$1,817	$6,218

Total Intangible assets		$42,335	$2,237	$40,098	$42,335	$1,817	$40,518

Capitalized software:
Clear Software Purchase	1	$538	$65	$473	$538	$11	$527
Proprietary technology	10	1,000	242	758	1,000	192	808
Base software — Cheetah	10	2,900	701	2,199	2,900	556	2,344
Developed product software	5	7,627	5,578	2,049	7,591	4,817	2,774

Total capitalized software		$12,065	$6,586	$5,479	$12,029	$5,576	$6,453

Goodwill		$22,220	$—	$22,220	$22,220	$—	$22,220

Estimated amortization expense for the years ended (Restated):

2005 (Remaining 6 months)	$1,434
2006	$2,559
2007	$1,479
2008	$1,431
2009	$1,263
Thereafter	$3,111
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
6. INVENTORY
At June 25, 2005 and December 31, 2004, inventory consisted of the following (in thousands):

	June 25, 2005	December 31, 2004
Raw materials	$6,617	$7,631
Work in process	4,232	4,442
Finished goods	3,328	2,288

	14,177	14,361
Reserve for slow moving and obsolete inventory	(1,694)	(1,420)

	$12,483	$12,941

7. SHORT-TERM INVESTMENTS
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
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 25, 2005		December 31, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:

Cash and cash equivalents	$21,713	$21,713	$32,622	$32,622
Short-term investments	$29,420	$29,419	$18,537	$18,538
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
10. PER SHARE INFORMATION
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
A reconciliation of earnings (loss) per share is as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
	Restated — See Note 2		Restated — See Note 2

Net income (loss)	$1,055	$(280)	$210	$712

Common and common equivalent shares:

Weighted average common shares outstanding	13,161	13,132	13,161	13,126

Effect of dilutive securities — stock options	7	—	29	184

	13,168	13,132	13,190	13,310

Earnings (loss) per share:
Basic	$0.08	$(0.02)	$0.02	$0.05

Diluted	$0.08	$(0.02)	$0.02	$0.05

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
11. RECEIVABLE FROM OFFICER
The Company extended a loan for $0.2 million under a promissory note to an officer of the Company in July 2001. The note provides for interest at 5% per annum with repayment under various conditions but no later than May 20, 2008. The loan was originally secured by 40,200 shares of common stock of an unrelated third party, which currently has no value. The balance of the loan at June 25, 2005 and December 31, 2004 was $0.2 million.
12. PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. The six months ended June 25, 2005 includes a reduction of certain warranty reserves of approximately $0.1 million. This reduction is associated with a warranty experience that has been more favorable than expected.
Activity in the warranty accrual is as follows (in thousands):

	Six Months Ended	Year Ended
	June 25, 2005	December 31, 2004
Balance at the beginning of the period	$2,081	$2,150

Accruals for warranties issued during the period	652	1,435
Settlements during the period	(826)	(1,504)

Balance at the end of the period	$1,907	$2,081

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
15. INTERNATIONAL SALES
International sales represented approximately $4.0 million or 23.6% of the Company’s total revenue for the quarter ended June 25, 2005, compared to $1.0 million, or 6.4%, in the June 26, 2004 quarter. Our international sales are primarily in three geographic areas: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $0.9 million, sales for EMEA were $3.1 million and sales in Asia were $0.1 million.
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
17. ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment”. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the date of the grant and recording such expense in the consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April of 2005, the SEC approved a rule that delayed the effective date of FASB Statement No. 123(R). Statement 123(R) is now effective for public companies for annual periods that begin after June 15, 2005. Currently, the charge that would result in applying Statement 123(R) would not be material to the Company. See Note 3 to the financial statements.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Tollgrade Communications, Inc:
We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. as of June 25, 2005, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 25, 2005 and June 26, 2004 and the condensed consolidated statement of cash flows for the six-month periods ended June 25, 2005 and June 26, 2004 and the statement of changes in shareholders’ equity for the six-month period ended June 25, 2005. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 2, the Company has restated its interim financial statements as of June 25, 2005 and for each of the three-month and six-month periods ended June 25, 2005 and June 26, 2004.
We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 2, 2006, appearing under Item 8 of the Company’s 2005 Annual Report on Form 10-K, we expressed an unqualified opinion thereon (with an explanatory paragraph indicating that the Company has restated its 2004 annual financial statements). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 4, 2005, except for the restatement
  discussed in Note 2, as to which the
  date is March 2, 2006

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement
The condensed consolidated financial statements of Tollgrade Communications, Inc. (“Tollgrade,” the “Company,” “us,” or “we”) for the three months ended June 25, 2005 and June 24, 2004 were restated. We reported the decision to restate our consolidated financial statements for the years ended December 31, 2003 and 2004 in a Current Report on Form 8-K which was filed with the Securities and Exchange Commission (SEC) on February 1, 2006. The restatement adjustments related to the assignment of a finite life to certain acquired intangible assets. This Form 10-Q/A contains more information about these restatements in “Note 2. Restatement of Financial Statements” which accompanies the consolidated financial statements in Item 2.
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
SERVICES
Our Services offerings include software maintenance as well as our professional services, which are designed to assist our customers in ensuring the proper operation of all of the components of their voice test systems. The scope of our Services offering was considerably expanded upon the acquisition of software maintenance relationships related to the LoopCare and CheetahNet software product lines. Offsetting this expansion, however, is a trend toward a decrease in the demand for our professional services caused by a decline in our RBOC customers’ capital investment in their traditional voice services, which tends to drive the professional services. Furthermore, the timing of the extension or renewal of certain of the more significant software maintenance agreements can have a major impact on the Company’s Services revenues for any particular fiscal quarter or year.
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
Cost of sales
Cost of sales includes the charges associated with manufacturing activities. These costs consist principally of product cost, salaries and wages, depreciation and amortization, rent expense, the costs for shortage or obsolete inventory as well as warranty and production overhead.
Goodwill and Intangible Assets
We had net intangible assets of $40.1 million, capitalized software of $5.5 million, and Goodwill of $22.2 million at June 25, 2005 primarily resulting from the acquisitions of the LoopCare and Cheetah businesses in September 2001 and February 2003, respectively. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets not be amortized for financial reporting purposes. Finite lived intangible assets are generally amortized on a straight-line basis, with the exception of any customer base assets and software related intangible assets. The customer base assets are amortized utilizing an accelerated method which reflects the pattern in which the economic benefits of the customer base asset are consumed or otherwise used. Software related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
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
Income Taxes
We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate all remaining deferred tax assets based on our current outlook and as of June 25, 2005 we believe all remaining assets will be utilized. There have been no significant changes in our state net operating losses or valuation allowances during the current quarter.
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
Gross Profit
Gross profit for the second quarter of 2005 increased $1.7 million or 22.9% to $9.3 million. The increase in gross profit is attributed primarily to product mix which included more DigiTest and LoopCare software maintenance offset, in part, by an increase in lower-margined DOCSIS-based cable product sales. As indicated above, the second quarter gross profit benefited from two quarters of software maintenance revenue that was recognized upon the signing of a contract extension that expires on July 31, 2005. As a percentage of sales, gross profit for the quarter was 54.2% versus 48.8% for the year ago period. Gross margin, as a percentage of sales, increased in the second quarter compared to the previous year’s second quarter due to the factors mentioned above.
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
Provision (Benefit) for Income Taxes
Income taxes for the second quarter of 2005 included an expense of $0.4 million. The provision for income taxes in the second quarter of 2004 was a benefit of $0.3 million. The effective income tax rate for the second quarter of 2005 was a charge of 29.5% compared to a benefit of 49.2% in the second quarter of 2004. The effective rate, for both periods, was affected by the proportional impact of certain permanent items on the calculation, including those created by tax exempt interest and international sales. While we have made our best estimate of our effective rate for 2005, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2005.
Net Income (Loss) and Earnings (Loss) Per Share
As a result of the above factors, the net income for the second quarter of 2005 was $1.1 million compared to net loss in the second quarter of 2004 of ($0.3) million. For the second quarter of 2005, our basic and diluted earnings per common share was $0.08 compared to net loss of ($0.02) per common share recorded in the prior year quarter. Basic and diluted weighted average common and common equivalent shares outstanding were 13,161,000 and 13,168,000, respectively, in the second quarter of 2005 compared to 13,132,000 in the second quarter of 2004. The three months ended June 26, 2004 do not include the effect of dilutive securities due to the net loss for that quarter which would have made those securities anti-dilutive to the earnings per share calculation.

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
Gross Profit
Gross profit for the six months ended June 25, 2005 decreased $1.7 million, or 9.4%, to $16.0 million. The decrease in gross profit is primarily a result of lower revenue and product mix. As a percentage of sales, gross profit for the first six months of 2005 was 51.0% versus 53.4% for the year ago period. Gross margin, as a percentage of sales, was favorably impacted by increased sales of our DigiTest products, however, this was offset by a decline in our MCU business. Margins were negatively impacted by increased sales of our lower-margined DOCSIS-based cable product. Finally, gross margin was also affected by the lower absorption of fixed overhead resulting from lower revenue.
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
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, for the six months ended June 25, 2005 was $3.7 million, an increase of $0.1 million, or 3.8%, from the $3.6 million recorded in the six months ended June 26, 2004. The increase is primarily attributed to an increase in salaries and wages and professional services. As a percentage of revenues, general and administrative expenses increased from 10.9% in the first six months of 2004 to 11.9% in the first six months of 2005.
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

Provision for Income Taxes
Income taxes for the six months ended June 25, 2005 and June 26, 2004 included a provision of under $0.1 million and $0.3 million, respectively. The effective income tax rate for the six months ended June 25, 2005 was 7.5% compared to 32.1% in the six months ended June 26, 2004. While we have made our best estimate of our effective rate for 2005, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2005.
Net Income and Earnings Per Share
As a result of the above factors, the net income for the six months ended June 25, 2005 was $0.2 million compared to net income in the six months ended June 26, 2004 of $0.7 million. For the six months ended June 25, 2005, our basic and diluted earnings per common share was $0.02 compared to net earnings of $0.05 per common share recorded in the prior year’s first six months. Basic and diluted weighted average common and common equivalent shares outstanding were 13,161,000 and 13,190,000 in the six months ended June 25, 2005 compared to 13,126,000 and 13,310,000, respectively, in the six months ended June 26, 2004.
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

     We depend upon a few major customers for a significant portion of our revenues. We expect to derive a significant portion of our revenues from a limited number of telecommunications customers in the future, and we expect that revenues from this sector may continue to decline. The loss of any of these customers would significantly reduce our revenues and net income. Furthermore, decreases in the capital budgets of these customers could lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital budgets of our RBOC customers, as well as many of our other customers, are dictated by a number of factors, most of which are beyond our control, including:
—	the conditions of the telecommunications market and the economy in general;

—	subscriber line loss and related reduced demand for telecommunications services;

—	changes or shifts in the technology utilized in the networks;

—	labor disputes between our customers and their collective bargaining units;

—	the failure to meet established purchase forecasts and growth projections;

—	competition among the RBOCs, competitive exchange carriers and wireless telecommunications and cable providers; and

—	reorganizations, including management changes, at one or more of our customers or potential customers.
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

Nominee for Director	Total Votes Cast	For	Withheld
Daniel P. Barry	12,803,856	12,393,782	410,074

David S. Egan	12,803,856	12,405,089	398,767
Mark B. Peterson	12,803,856	12,438,669	365,187

Item 6. EXHIBITS
(a)	Exhibits:

The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Agreement made as of May 31, 2005 between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Report on Form 8-K (File No. 000-27312) filed with the SEC on June 2, 2005

10.2	Sixth Extension Agreement, dated June 24, 2005, between Tollgrade Communications, Inc. and Dictaphone Corporation, filed as Exhibit 10.2 to the Report on 10-Q filed with the SEC on August 4, 2005

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith
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