Form 10-Q/A
period 2005-09-24
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2006-03-02
CIK 1002531

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

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to Tollgrade Communications, Inc.’s Quarterly Report on Form 10-Q/A is to restate the Company’s condensed consolidated financial statements for the three and nine month periods ended September 24, 2005 and September 25, 2004. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which contains restated financial statements for the years ended December 31, 2003 and 2004.
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
No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q/A except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on November 3, 2005.
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
For the Quarter Ended September 24, 2005

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 24,	December 31,
	2005	2004*
	Restated — See Note 2

ASSETS
Current assets:
Cash and cash equivalents	$35,787	$32,622
Short-term investments	21,526	18,537
Accounts receivable:
Trade, net of allowance for doubtful accounts of $464 in 2005 and $754 in 2004	13,299	10,691
Other	1,460	106
Inventory	10,279	12,941
Prepaid expenses and other current assets	957	2,543
Refundable income taxes	752	964
Deferred tax assets	1,198	1,143

Total current assets	85,258	79,547
Property and equipment, net	6,799	7,860
Deferred tax assets	232	197
Intangibles, net	39,888	40,518
Goodwill	21,562	22,220
Capitalized software costs, net	4,585	6,453
Receivable from officer	154	156
Other assets	153	194

Total assets	$158,631	$157,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$941	$1,087
Accrued warranty	2,067	2,081
Accrued expenses	1,972	1,735
Accrued salaries and wages	444	718
Accrued royalties payable	225	451
Income taxes payable	179	169
Deferred income	2,108	2,461

Total current liabilities	7,936	8,702
Deferred tax liabilities	2,540	2,042

Total liabilities	10,476	10,744
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares 10,000,000; issued shares, -0- in 2005 and 2004	—	—
Common stock, $.20 par value; authorized shares, 50,000,000; issued shares, 13,631,540 in 2005 and 13,622,940 in 2004	2,726	2,725
Additional paid-in capital	71,207	71,135
Treasury stock, at cost, 461,800 shares in 2005 and 2004	(4,791)	(4,791)
Retained earnings	79,013	77,332

Total shareholders’ equity	148,155	146,401

Total liabilities and shareholders’ equity	$158,631	$157,145

*	Amounts derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September	September	September	September
	24, 2005	25, 2004	24, 2005	25, 2004
	Restated — See Note 2		Restated — See Note 2

Revenues:
Products	$13,573	$10,236	$38,412	$36,959
Services	3,229	3,402	9,757	9,752

Total revenues:	16,802	13,638	48,169	46,711
Cost of product sales:
Products	5,987	4,556	18,210	16,836
Services	911	945	2,643	2,803
Amortization of intangibles	718	662	2,147	1,949
Impairment of acquired software	424	—	424	—

	8,040	6,163	23,424	21,588

Gross Profit:	8,762	7,475	24,745	25,123

Selling and marketing	1,918	2,198	6,594	7,053
General and administrative	1,910	1,849	5,640	5,444
Research and development	3,465	3,853	10,554	12,160
Severance	—	269	775	269

Total operating expenses	7,293	8,169	23,563	24,926

Income (loss) from operations	1,469	(694)	1,182	197
Interest and other income, net	313	109	827	267

Income (loss) before income taxes	1,782	(585)	2,009	464
Provision (benefit) for income taxes	311	(207)	328	130

Net income (loss)	$1,471	$(378)	$1,681	$334

Earnings (loss) per share information:
Weighted average shares of common stock and equivalents:
Basic	13,162	13,148	13,162	13,134
Diluted	13,221	13,148	13,202	13,263
Net income (loss) per common and common equivalent shares:
Basic	$0.11	$(0.03)	$0.13	$0.03
Diluted	$0.11	$(0.03)	$0.13	$0.03
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 24, 2005
In Thousands
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Earnings	Stock	Earnings	Total

Balance at December 31, 2004 , as originally reported	—	$—	13,623	$2,725	$71,135	$(4,791)	$78,440	$147,509

Restatement — adjustments (Note 2)	—	—	—	—	—	—	(1,108)	(1,108)

Balance at December 31, 2004 — restated	—	$—	13,623	$2,725	$71,135	$(4,791)	$77,332	$146,401

Exercise of common stock options	—	—	9	1	64	—	—	65

Tax benefit from exercise of stock options	—	—	—	—	8	—	—	8

Net income	—	—	—	—	—	—	1,681	1,681

Balance at September 24, 2005 — restated	—	$—	13,632	$2,726	$71,207	$(4,791)	$79,013	$148,155

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands (Unaudited)

	Nine Months Ended
	September	September
	24, 2005	25, 2004
	Restated — See Note 2

Cash flows from operating activities :
Net income	$1,681	$334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,038	3,896
Tax benefit from exercise of stock options	8	65
Deferred income taxes	408	(22)
Provision for losses on inventory	237	37
Impairment of acquired software	424	—
Provision for allowance for doubtful accounts	80	(51)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable-trade	(2,688)	17
(Increase) decrease in accounts receivable-other	(875)	3
Decrease (increase) in inventory	2,425	(63)
Decrease in prepaid expenses and other assets	1,629	74
Decrease (increase) in refundable taxes	212	(41)
Decrease in accounts payable	(146)	(372)
Decrease in accrued warranty	(14)	(122)
Increase in accrued expenses and deferred income	63	519
Decrease in accrued royalties payable	(226)	(192)
Decrease in accrued salaries and wages	(274)	(332)
Increase in income taxes payable	10	51

Net cash provided by operating activities	6,992	3,801
Cash flows from investing activities:
Purchase of short-term investments	(15,479)	(9,291)
Redemption/maturity of short-term investments	12,490	7,481
Capital expenditures, including capitalized software	(903)	(2,040)
Investments in other assets	—	(715)

Net cash used in investing activities	(3,892)	(4,565)
Cash flows from financing activities:
Proceeds from exercise of stock options	65	270

Net cash provided by financing activities	65	270
Net increase (decrease) in cash and cash equivalents	3,165	(494)
Cash and cash equivalents at beginning of period	32,622	31,060

Cash and cash equivalents at end of period	$35,787	$30,566

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
With respect to the unaudited financial information of the Company for each of the three-month and nine-month periods ended September 24, 2005 and September 25, 2004, included in this Form 10-Q/A, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report originally dated October 19, 2005 and reissued on March 2, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Act) for their report on the unaudited financial information because that report is not a “report” within the meaning of Sections 7 and 11 of the Act.
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

The effect of the adjustments made on our condensed consolidated financial statements for the periods presented in this Form 10-Q/A is as follows (in thousands, except per share data):
BALANCE SHEET

	September 24, 2005	September 24, 2005	December 31, 2004	December 31, 2004
	As Reported	As Restated	As Reported	As Restated

ASSETS
Current assets	$85,258	$85,258	$79,547	$79,547
Intangible assets	45,001	39,888	45,108	40,518
Goodwill	18,682	21,562	19,340	22,220
Other long-term assets	11,896	11,923	14,839	14,860

Total assets	$160,837	$158,631	$158,834	$157,145

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total current liabilities	$7,936	$7,936	$8,702	$8,702
Deferred tax liabilities	3,298	2,540	2,623	2,042

Total liabilities	11,234	10,476	11,325	10,744
Total shareholders’ equity	149,603	148,155	147,509	146,401

Total liabilities and shareholders’ equity	$160,837	$158,631	$158,834	$157,145

	Three Months Ended		Nine Months Ended
	September 24, 2005		September 24, 2005
	As Reported	As Restated	As Reported	As Restated

Total revenues	$16,802	$16,802	$48,169	$48,169

Cost of sales
Products and Services	6,898	6,898	20,853	20,853
Amortization	543	718	1,624	2,147
Impairment of acquired software	424	424	424	424

	7,865	8,040	22,901	23,424

Gross profit	8,937	8,762	25,268	24,745

Total operating expenses	7,294	7,293	23,563	23,563

Income from operations	1,643	1,469	1,705	1,182

Total other income	313	313	827	827

Income before taxes	1,956	1,782	2,532	2,009
Provision for income taxes	372	311	511	328
Net income	$1,584	$1,471	$2,021	$1,681

Weighted average shares of common stock and equivalents:
Basic	13,162	13,162	13,162	13,162
Diluted	13,221	13,221	13,202	13,202
Net income per common share:
Basic	$0.12	$0.11	$0.15	$0.13

Diluted	$0.12	$0.11	$0.15	$0.13

	Three Months Ended		Nine Months Ended
	September 25, 2004		September 25, 2004
	As Reported	As Restated	As Reported	As Restated

Total revenues	$13,638	$13,638	$46,711	$46,711

Cost of sales
Products and Services	5,501	5,501	19,639	19,639
Amortization	510	662	1,493	1,949

	6,011	6,163	21,132	21,588
Gross profit	7,627	7,475	25,579	25,123

Total operating expenses	8,169	8,169	24,927	24,926

(Loss) income from operations	(542)	(694)	652	197

Other income	109	109	267	267

(Loss) income before taxes	(433)	(585)	919	464
(Benefit) provision for income taxes	(159)	(207)	248	130

Net (loss) income	$(274)	$(378)	$671	$334

Weighted average shares of common stock and equivalents:
Basic	13,148	13,148	13,134	13,134
Diluted	13,148	13,148	13,263	13,263
Net (loss) income per common share:
Basic	$(0.02)	$(0.03)	$0.05	$0.03
Diluted	$(0.02)	$(0.03)	$0.05	$0.03
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

	Three Months Ended		Nine Months Ended
	(In Thousands)		(In Thousands)
	September	September	September	September
	24, 2005	25, 2004	24, 2005	25, 2004
	Restated — See Note 2		Restated — See Note 2

Net income (loss), as restated	$1,471	$(378)	$1,681	$334
Deduct: Total stock-based compensation expense based on the fair value method for all awards, net of related tax effects	73	50	81	243

Pro forma net income (loss)	$1,398	$(428)	$1,600	$91

Earnings (loss) per share:
Basic — as restated	$0.11	$(0.03)	$0.13	$0.03

Basic — pro forma	$0.11	$(0.03)	$0.12	$0.01

Diluted — as restated	$0.11	$(0.03)	$0.13	$0.03

Diluted — pro forma	$0.11	$(0.03)	$0.12	$0.01

4. ACQUISITION
On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah™ status and performance monitoring product line from JDS Uniphase (formerly, Acterna, LLC) for approximately $14.3 million in cash. In addition, acquisition-related costs of approximately $0.6 million were capitalized for a total cost of approximately $14.9 million. The transaction provided for an earn-out to be paid in the first half of 2004 of up to $2.4 million based on certain 2003 performance targets. The purchase and sale agreement provided for the calculation of an earnout and determination of the final purchase price, and on September 21, 2005, Tollgrade settled the earn-out payment and calculation of the final purchase price with JDS Uniphase. Among other matters, this settlement resulted in Tollgrade receiving a subsequent cash payment from JDS Uniphase on September 26, 2005 in the amount of $0.5 million. As a result of this settlement, Tollgrade adjusted the goodwill associated with this transaction by $0.7 million. This adjustment reflects the cash received on September 21, 2005 and settlement of certain obligations with JDS Uniphase.

5. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

	Estimated	September 24, 2005 (Restated)			December 31, 2004 (Restated)
	Useful Life		Accumulated			Accumulated
	(In Years)	Gross	Amortization	Net	Gross	Amortization	Net
Non-amortized intangible assets:
Cheetah trademark		$1,000	$—	$1,000	$1,000	$—	$1,000
LoopCare trade name		1,300	—	1,300	1,300	—	1,300
LoopCare post warranty maintenance service agreements		32,000	—	32,000	32,000	—	32,000

Total Non-amortized Intangible assets		$34,300	$—	$34,300	$34,300	$—	$34,300

Amortized intangible assets:
Cheetah Maintenance	10	$160	$36	$124	$160	$21	$139
Exclusivity agreement	5	715	214	501	715	107	608
Customer Base — Cheetah	15	2,650	393	2,257	2,650	223	2,427
Base software — LoopCare	10	4,510	1,804	2,706	4,510	1,466	3,044

Total Amortized Intangible assets		$8,035	$2,447	$5,588	$8,035	$1,817	$6,218

Total Intangible assets		$42,335	$2,447	$39,888	$42,335	$1,817	$40,518

Capitalized software:
Clear Software Purchase	1	$538	$516	$22	$538	$11	$527
Proprietary technology	10	1,000	267	733	1,000	192	808
Base software — Cheetah	10	2,900	773	2,127	2,900	556	2,344
Developed product software	5	7,664	5,961	1,703	7,591	4,817	2,774

Total capitalized software		$12,102	$7,517	$4,585	$12,029	$5,576	$6,453

Goodwill		$21,562	$—	$21,562	$22,220	$—	$22,220

Estimated amortization expense for the years ended (in thousands)(Restated):

2005 (Remaining 3 months)	$696
2006	$2,475
2007	$1,379
2008	$1,331
2009	$1,175
Thereafter	$3,117
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
With regard to the Post-Warranty Maintenance Service Agreements, during the fourth quarter of 2005, management determined that events and circumstances which previously supported the indefinite life of this asset had changed. More specifically, a disclosure by one of the Company’s key customers during the fourth quarter of 2005 regarding its FTTP initiative, as well as circumstances surrounding recent post-warranty contract renewals, on a combined basis, led the Company to conclude that, in accordance with SFAS No. 142, a finite useful life should be assigned and the intangible asset should be amortized on a prospective basis beginning October 1, 2005. Management currently believes that the hybrid fiber/copper network currently deployed by the RBOCs, which is tested by the underlying LoopCare Base Software, will exist for at least 50 years. Management has, therefore, assigned a useful life to this asset of 50 years.
6. INVENTORY
At September 24, 2005 and December 31, 2004, inventory consisted of the following (in thousands):

	September	December
	24, 2005	31, 2004
Raw materials	$5,848	$7,631

Work in process	4,069	4,442
Finished goods	2,019	2,288

	11,936	14,361
Reserve for slow moving and obsolete inventory	(1,657)	(1,420)

	$10,279	$12,941

7. SHORT-TERM INVESTMENTS
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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 24, 2005		December 31, 2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$35,787	$35,787	$32,622	$32,622
Short-term investments	$21,526	$21,527	$18,537	$18,538
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
A reconciliation of earnings (loss) per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September	September	September	September
	24, 2005	25, 2004	24, 2005	25, 2004
	Restated — See Note 2		Restated — See Note 2

Net income (loss)	$1,471	$(378)	$1,681	$334

Common and common equivalent shares:
Weighted average common shares outstanding	13,162	13,148	13,162	13,134
Effect of dilutive securities — stock options	59	—	40	129

	13,221	13,148	13,202	13,263

Earnings (loss) per share:
Basic	$0.11	$(0.03)	$0.13	$0.03

Diluted	$0.11	$(0.03)	$0.13	$0.03

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
15. INTERNATIONAL SALES
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tollgrade Communications, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. as of September 24, 2005, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 24, 2005 and September 25, 2004 and the condensed consolidated statement of cash flows for the nine-month periods ended September 24, 2005 and September 25, 2004and the statement of changes in shareholders’ equity for the nine-month period ended September 24, 2005. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 2, the Company has restated its interim financial statements as of September 24, 2005 and for each of the three-month and nine-month periods ended September 24, 2005 and September 25, 2004.
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
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
October 19, 2005, except for the restatement
 discussed in Note 2, as to which the
 date is March 2, 2006

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement
The condensed consolidated financial statements of Tollgrade Communications, Inc. (“Tollgrade,” the “Company,” “us,” or “we”) for the three months ended September 24, 2005 and September 25, 2004 were restated. We reported the decision to restate our consolidated financial statements for the years ended December 31, 2003 and 2004 in a Current Report on Form 8-K which was filed with the Securities and Exchange Commission (SEC) on February 1, 2006. The restatement adjustments related to the assignment of a finite life to certain acquired intangible assets. This Form 10-Q/A contains more information about these restatements in “Note 2. Restatement of Financial Statements” which accompanies the consolidated financial statements in Item 2.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Quarterly Report on Form 10-Q/A, including, but not limited to those contained in Item 2- Management’s Discussion and Analysis of Results of Operations and Financial Condition, along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as “ will,” “believes,” “intends,” “expects,” “plans,” “could” or “may,” or the negatives thereof, other variations thereon or comparable terminology, relate to, among other things, (a) the significant portion of our revenues generated from MCU® sales and the expected consequences of the maturation of this market; (b) the opportunities developing in the cable broadband market and the Company’s plans for the development of new cable products, circumstances surrounding our LoopCare sales; (c) possible future charges to income as a result of goodwill impairment or asset impairment or other matters; (d) the potential revenue opportunities under our contract for deployment of products in Saudi Arabia and South Africa; (e) the results of the Company’s efforts to obtain certain product certifications and the effect of such results on future sales; (f) the maturation of our legacy cable products and the lower expected margins for our cable products resulting from increased sales of our DOCSIS® certified transponders; (g) certain cost alignment initiatives; (h) projected cash flows which are used in the valuation of intangible assets; (i) the anticipated results of negotiations for our remaining RBOC maintenance agreement and the accounting treatment of fees arising thereunder; (j) changes in our backlog and the amount of backlog that may be recognized as revenue in future periods; (k) the Company’s anticipated short-term borrowings and expected 2005 capital expenditures; (l) the ability to utilize deferred and refundable tax assets; (m) opportunities which the Services group offers to customers; (n) the potential loss of certain customers; (o) the timing of orders from customers; (p) the effect of consolidations in the markets to which we sell; (q) the effects of the economic slowdown in the telecommunications and cable industries; (r) the possibility of future provisions for slow moving and obsolete inventory; and (s) the effect on earnings and cash flows of changes in interest rates. The Company does not undertake any obligation to publicly update any forward-looking statements.
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

Intangible Assets and Goodwill
We had net intangible assets of $39.9 million, capitalized software of $4.6 million, and Goodwill of $21.6 million at September 24, 2005 primarily resulting from the acquisitions of the LoopCare and Cheetah businesses in September 2001 and February 2003, respectively. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets not be amortized for financial reporting purposes. Finite lived intangible assets are generally amortized on a straight-line basis, with the exception of any customer base assets and software related intangible assets. The customer base assets are amortized utilizing an accelerated method which reflects the pattern in which the economic benefits of the customer base asset are consumed or otherwise used. Software related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
In connection with the assets acquired in the LoopCare transaction, intangible assets of $45.1 million were identified with residual goodwill of $16.9 million. These include Developed Product Software valued at $7.3 million and LoopCare Base Software valued at $4.5 million. Both were determined to have finite useful lives of five years and ten years, respectively and are being amortized over those periods. Also identified were intangible assets related to the LoopCare trade name of $1.3 million and Post-Warranty Service Agreements of $32.0 million. Because of the longevity of the LoopCare trade name and the stability, level of embedment, and unique dependence of the RBOCs on the post warranty maintenance services, these intangible assets were determined to have indefinite useful lives at the acquisition date. With regard to the Post-Warranty Maintenance Service Agreements, during the fourth quarter of 2005 management determined that events and circumstances which supported the indefinite life of this asset had changed. More specifically, during the fourth quarter of 2005 one of the Company’s key customers disclosed that its FTTP initiative had exceeded 5% of its subscriber base, which indicates that the intangible asset related to the Post-Warranty Service Agreements may not have an indefinite useful life. This development as well as circumstances surrounding recent post-warranty contract renewals, on a combined basis led the Company to conclude that in accordance with SFAS No. 142 a finite useful life should be assigned and the intangible asset should be amortized on a prospective basis beginning October 1, 2005. Management currently believes that the hybrid fiber/copper network currently deployed by the RBOCs, which is tested by the underlying LoopCare Base Software, will exist for at least 50 years. Management has therefore assigned a useful life to this asset of 50 years.
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
Income Taxes
We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate all remaining deferred tax assets based on our current outlook and as of September 24, 2005 we believe all remaining assets will be utilized. There have been no significant changes in our state net operating losses or valuation allowances during the current quarter.
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
Gross Profit
Gross profit for the third quarter of 2005 increased $1.3 million or 17.2%, to $8.8 million. The increase in gross profit is attributed primarily to product mix which included more DigiTest products and an increase in sales of Cheetah™ software and legacy Cheetah products. During the third quarter of 2005, we recorded an impairment charge of $0.4 million related to certain software purchased in 2004 that no longer is a part of the Company’s product strategy going forward. As a percentage of sales, gross profit for the third quarter of 2005 was 52.1% versus 54.8% for the third quarter of 2004.
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
Provision (Benefit) for Income Taxes
Income taxes for the third quarter of 2005 was an expense of $0.3 million. The provision for income taxes in the third quarter of 2004 was a benefit of ($0.2) million. The effective income tax rate for the third quarter of 2005 was a charge of 17.5% compared to a benefit of 35.4% in the third quarter of 2004. The effective rate, for both periods, was affected by the proportional impact of certain permanent items on the calculation, including those created by tax exempt interest and international sales. While we have made our best estimate of our effective rate for 2005, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2005.
Net Income (Loss) and Earnings (Loss) Per Share
As a result of the above factors, the net income for the third quarter of 2005 was $1.5 million compared to net loss in the third quarter of 2004 of ($0.4) million. For the third quarter of 2005, our basic and diluted earnings per common share were $0.11 compared to net loss of ($0.03) per common share recorded in the prior year quarter. Basic and diluted weighted average common and common equivalent shares outstanding were 13,162,000 and 13,221,000 in the third quarter of 2005, respectively, compared to 13,148,000 for both basic and diluted in the third quarter of 2004. The three months ended September 25, 2004 do not include the effect of dilutive securities due to the net loss for that quarter which would have made those securities anti-dilutive to the earnings per share calculation.
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
Gross Profit
Gross profit for the nine months ended September 24, 2005 decreased $0.4 million, or 1.5%, to $24.7 million. The decrease in gross profit is primarily a result of product mix which favored lower margin DOCSIS products and a $0.4 million impairment charge recorded in the third quarter of 2005, offset by strong sales of our DigiTest products. As a percentage of sales, gross profit for the first nine months of 2005 was 51.4% versus 53.8% for the nine months ended September 25, 2004. Gross margin, as a percentage of sales, was favorably impacted by increased sales of our DigiTest products, however, this was offset by a decline in our MCU business and by an increase in sales of our lower-margined DOCSIS-based cable product.
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

Provision for Income Taxes
Income taxes for the nine months ended September 24, 2005 and September 25, 2004 included a provision of $0.3 million and $0.1 million, respectively. The effective income tax rate for the nine months ended September 24, 2005 was 16.3% compared to 28.0% in the nine months ended September 25, 2004. The effective tax rate, for both periods, was affected by the proportional impact of certain permanent items on the calculation, including those created by tax-exempt interest and international sales. While we have made our best estimate of our effective rate for 2005, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2005.
Net Income and Earnings Per Share
As a result of the above factors, the net income for the nine months ended September 24, 2005 was $1.7 million compared to net income in the nine months ended September 25, 2004 of $0.3 million. For the nine months ended September 24, 2005, our basic and diluted earnings per common share was $0.13 per common share compared to net earnings of $0.03 per common share recorded in the prior year’s first nine months. Basic and diluted weighted average common and common equivalent shares outstanding were 13,162,000 and 13,202,000 in the nine months ended September 24, 2005 compared to 13,134,000 and 13,263,000, respectively, in the nine months ended September 25, 2004.
CHEETAH ACQUISITION
On February 13, 2003, the Company acquired certain assets and assumed certain liabilities of the Cheetah™ status and performance monitoring product line from JDS Uniphase (formerly, Acterna, LLC) for approximately $14.3 million in cash. In addition, acquisition-related costs of approximately $0.6 million were capitalized for a total cost of approximately $14.9 million. The transaction provided for an earn-out to be paid in the first half of 2004 of up to $2.4 million based on certain 2003 performance targets. The purchase and sale agreement provided for the calculation of an earnout and determination of the final purchase price, and on September 21, 2005, Tollgrade settled the earn-out payment and calculation of the final purchase price with JDS Uniphase. Among other matters, this settlement resulted in Tollgrade receiving a subsequent cash payment from JDS Uniphase on September 26, 2005 in the amount of $0.5 million. As a result of this settlement, Tollgrade adjusted the goodwill associated with this transaction by $0.7 million. This adjustment reflects the cash received on September 21, 2005 and settlement of certain obligations with JDS Uniphase.
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
The carrying value of certain of our intangible assets, consisting primarily of goodwill related to our LoopCare software and Cheetah product line acquisitions from Lucent Technologies, Inc. and Acterna, LLC, respectively, could be impaired by changing market conditions. Statement of Financial Accounting Standards No. 142 (“SFAS 142”) requires goodwill and intangible assets with indefinite lives to be measured for potential impairment at least annually and the Company selected December 31 as our annual measurement date. We have determined that we only have one operating unit and test goodwill for potential impairment by comparing the estimated fair value of the Company’s equity using the stock price with our book carrying value. Our last required measurement date was December 31, 2004, at which time our analysis of the fair value of equity reflected no potential impairment of goodwill.
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
Item 6. EXHIBITS
(a) Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Lease between Regional Industrial Development Corporation of Southwestern Pennsylvania and Tollgrade Communications, Inc. dated August 31, 2005, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on September 7, 2005.

10.2	Seventh Extension Agreement, dated September 29, 2005, between Tollgrade Communications, Inc. and Dictaphone Corporation, as Exhibit 10.2 to the Report on 10-Q filed with the SEC on November 3, 2005

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith
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
Sean M. Reilly
Controller

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Lease between Regional Industrial Development Corporation of Southwestern Pennsylvania and Tollgrade Communications, Inc. dated August 31, 2005, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on September 7, 2005.

10.2	Seventh Extension Agreement, dated September 29, 2005, between Tollgrade Communications, Inc. and Dictaphone Corporation, filed as Exhibit 10.2 to the Report on 10-Q filed with the SEC on November 3, 2005

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith