Form 10-K
period 2005-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2006-03-02
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
Commission file number 000-27312
TOLLGRADE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1537134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

493 Nixon Road, Cheswick, Pennsylvania (Address of principal executive offices)	15024 (Zip Code)
Registrant’s telephone number, including area code: 412-820-1400
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.20 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The registrant estimates that as of the close of trading on June 24, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates (excluding, for purposes of this calculation only 866,756 shares of Common Stock held by affiliates of the registrant as a group) of the registrant was $91,280,732.
As of January 31, 2006, the registrant had outstanding 13,201,990 shares of its Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into which
Document	Document is incorporated
Portions of the Proxy Statement to be distributed in connection with the 2006 Annual Meeting of Shareholders	III

Part IV

Item 15.	Exhibits and Financial Statement Schedule	62

SIGNATURES		65

Explanatory Note
     This Annual Report on Form 10-K of Tollgrade Communications, Inc. (“Tollgrade”, the “Company”, “us” or “we”) for the fiscal year ended December 31, 2005 reflects the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2004, and the selected financial data for the years ended December 31, 2001 and 2002. We reported the decision to restate our consolidated financial statements for the years ended December 31, 2003 and 2004 in a Current Report on Form 8-K which was filed with the Securities and Exchange Commission (SEC) on February 1, 2006. The decisions to restate were based on conclusions reached by management, with concurrence by the Audit Committee of the Board of Directors, pertaining to the assignment of a finite life to certain acquired intangible assets. This Form 10-K contains more information about these restatements in “Note 2. Restatement of Financial Statements” which accompanies the consolidated financial statements in Item 8.
PART I
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Annual Report on Form 10-K, including, but not limited to those contained in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates,” “plans,” or “anticipates” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, projected cash flows which are used in the valuation of intangible assets, the anticipated results of negotiations for purchase orders and other customer purchase agreements, our ability to utilize current deferred and refundable tax assets, service opportunities offered to customers, the potential loss of certain customers, the timing of orders from customers, including the timing of international sales, the effect of consolidations in the markets to which Tollgrade sells, the effects of the economic slowdown in the telecommunications and cable industries, the possibility of future provisions for slow moving inventory, and the effect on earnings and cash flows of changes in interest rates. We do not undertake any obligation to publicly update any forward-looking statements.
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
Item 1. Business.
Tollgrade designs, engineers, markets and supports test system, test access and status monitoring products and test software for the telecommunications and cable television industries primarily in the United States. The Company’s telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service (“POTS”) lines containing both copper and fiber optics. The Company’s test system products, specifically the DigiTest test platform, focus on helping local exchange carriers conduct the full range of fault diagnosis along with the ability to pre-qualify, deploy and maintain next-generation services including Digital Subscriber Line service. The Company’s cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes.
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
     An important aspect of maintaining a POTS network is the ability to remotely test, diagnose and locate any problems within the network. POTS line test systems are generally located at telephone companies’ central offices, and help local exchange carriers conduct a full range of fault diagnostics in the “local loop,” the portion of the telephone network that connects end users to the central office. In addition, line test systems provide the capability to remotely qualify, deploy and maintain next generation services including DSL and Integrated Services Digital Network (ISDN) services which are carried over POTS lines. These test systems reduce the time needed to identify and resolve problems, eliminating or reducing the costs of dispatching a technician to the problem site. Most POTS line test systems, however, were designed only for use over copper wire line; as a result, traditional test systems could not access local loops in which fiber-optic technology had been introduced.
     Our legacy MCU® products solved this problem by mimicking a digital bypass pair, which is essentially a telephone circuit that connects central test and measurement devices to the copper circuits close to the customer, known as “the last mile.” We believe our DigiTest® system represents the future of telecommunication network testing, combining our line test system with a next generation test platform to provide complete hardware testing for POTS and local loop prequalification and in-service testing for DSL service.
DigiTest® and LoopCare™
     Our DigiTest system electrically measures the characteristics of a copper telephone circuit and reports those measurements to our LoopCare Operation Support System (OSS). The LoopCare OSS, in turn, analyzes that measurement data and creates an easy-to-understand fault description. At the same time, the LoopCare system can generate a dispatch to a work center so that a repairman can fix the problem. LoopCare and DigiTest can also determine whether the customer line is suitable for DSL service. DigiTest can also serve as a replacement for aging Loop Test System (LTS) equipment ubiquitously deployed in current POTS networks. In addition, upgrades to DigiTest hardware can provide troubleshooting for DSL service problems.
     LoopCare has remained the major OSS utilized by the Regional Bell Operating Companies (RBOCs) for over twenty-five years to test the integrity and quality of their POTS network infrastructure. The LoopCare OSS, which we offer both as part of the DigiTest system and as a stand-alone software product that can interface with other test heads on the market, currently manages testing operations for more than 75% of the copper pairs in the United States, and is the qualification, installation and maintenance tool used to troubleshoot for more than 150 million POTS, ISDN and DSL subscribers worldwide. We acquired LoopCare from Lucent Technologies in 2001.
     The DigiTest system also has available direct Ethernet connectivity to Digital Measurement Node (DMN) test heads and our next generation broadband test platform, DigiTest EDGE™. Through Ethernet connections, the LoopCare OSS can communicate directly with remotely deployed DigiTest hardware, allowing it to manage up to four DMNs and eight simultaneous test sessions through a single Internet Protocol (IP) address. DigiTest EDGE provides a global platform for broadband test applications, by combining a narrowband and wideband metallic testing platform for DSL, Asynchronous Transfer Mode (ATM), IP, T-1 and Hypertext Transfer Protocol (HTTP) performance tests. In addition, LoopCare, working in conjunction with the DigiTest hardware and using innovative insertion loss measurements, can provide a customer with highly accurate predictions of potential DSL connect speeds. These test capabilities, when managed by our LoopCare OSS, enable service providers to accurately isolate a DSL problem between the customer’s premises, the local exchange carrier’s local loop and Digital Subscriber Line Access Multiplexer (DSLAM) serving network, and the Internet service provider’s data network.
     In 2005, we introduced the DigiTest HUB, a next generation central office platform designed to support multiple testing and assurance environments, transitioning customers from traditional to packet-based delivery of services. The Company expects this product to be generally available in April, 2006.
     We market and sell our DigiTest products directly to customers as well as through certain continuing original equipment manufacturer (OEM) arrangements with Lucent and Nortel Networks. The Lucent agreement, which has been extended through June 30, 2006 and is currently under renegotiation, allows Lucent to resell LoopCare software on an OEM basis.
     We also have OEM agreements in place with Electrodata, Inc. to supply a communications card for our DigiTest EDGE product and Comtest Networks, Inc. to provide an access device for that product line. These agreements both contain automatic renewal terms, unless earlier terminated. We are also a party to a number of third party software license agreements that allow us to incorporate third party software products and features into the LoopCare software.
     We have licensing arrangements with Nortel, JDS Uniphase (formerly, Acterna) and Aware, Inc. for certain technology related to our DigiTest products and pay royalties and license fees for the use of such technology on a fixed per unit basis. The license agreement with JDS Uniphase, which was renegotiated in September 2005 as part of settlement of legal disputes, now contains limited license rights for specified customers, which licenses expire by their terms in 2008, unless earlier terminated. The license agreements with Aware and Nortel contain automatic renewal terms, unless earlier terminated.
     Sales of the DigiTest product line (including sales with LoopCare software) accounted for approximately 10%, 12% and 27% of the Company’s revenue for the years ended December 31, 2003, 2004 and 2005, respectively.
     In addition to the LoopCare OSS software sold as part of the DigiTest system, we also sell new LoopCare features to existing customers and the base LoopCare OSS as a stand-alone product to Competitive Local Exchange Carriers (CLECs) for use with test heads other than our DigiTest hardware. LoopCare feature products include:
•	the Common Object Request Broker Architecture (CORBA)-based Application Programming Interface;

•	Benchmark Data Base;

•	DSL Testing;

•	the Advanced Testhead Feature Package;

•	Batch Testing;

•	Fax Unalert;

•	Loop Length Reporting;

•	Enabling Flow Through by Re-Classification of VER 55-58 Codes;

•	LoopCare TCP/IP Communications Network;

•	Testing Voice Services in a Broadband Passive Optical Network (bPON);

•	Multi-DSL Prequalification Feature; and

•	Breakthrough CPE and Fast Answering CPE Suppression.
     Sales of stand-alone LoopCare software and enhancements accounted for approximately 5%, 7% and 4% of the Company’s revenue for the years ended December 31, 2003, 2004 and 2005, respectively.
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
     We market and sell our MCU products directly to customers as well as through certain OEM agreements, as described below. To ensure the compatibility of our MCU products with the major DLC systems produced by various telecommunication equipment manufacturers, we have entered into license agreements and, in most cases, pay royalties for the use of the proprietary design integrated circuits (PDICs) unique to each DLC system. We maintain royalty-based PDIC license agreements with Lucent Technologies, Inc., Fujitsu Network Transmission Systems, Inc., Zhone Technologies, Inc., Tellabs, Inc. (formerly, Advanced Fibre Access Communications) and Adtran, Inc., the terms of all but one of which automatically renew (unless earlier terminated) for periods of between one and five years; the other agreement has a perpetual term. Under these license agreements, royalties are calculated either as a percentage of the list price of MCU products sold or as a fixed amount per MCU unit that incorporates the licensed technology. We also maintain PDIC license agreements that do not contain royalty provisions with Calix Networks, Inc., Tellabs, Inc., Alcatel USA Sourcing, L.P., UTSTARCOM, Inc., Motorola Wireline Networks, Inc. and SAGEM SA; the terms of which automatically renew for periods of one or more years, unless earlier terminated.
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
     Sales of MCU products and related hardware accounted for approximately 39%, 34% and 24% of our revenue in the years ended December 31, 2003, 2004 and 2005, respectively. See Management’s Discussion and Analysis for a discussion of this trend.
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
     Our cable offerings consist of our proprietary CheetahLight™ (formerly LIGHTHOUSE®) and CheetahNet™ (formerly NetMentor™) software systems and maintenance, our CheetahXD™ Broadband assurance software and maintenance, head-end controllers, return path switch hardware, both proprietary and DOCSIS®-based and Euro-DOCSISTM based transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes. We acquired the

Cheetah product line from JDS Uniphase (formerly Acterna, LLC) on February 13, 2003. For a summary of the terms of this transaction, please see “Management’s Discussion and Analysis and Results of Operations-Cheetah Acquisition.”
     We have entered into license agreements with C-COR, Alpha Technologies, Inc., and General Instrument Corp. d/b/a The Broadband Communications Sector of Motorola, Inc., through which we provide status monitoring transponder technology incorporated into those companies’ cable network management systems. In 2003, we also entered into a separate agreement with Alpha, the leading supplier of power management products to the cable industry, initially to serve as the exclusive provider of IP-based Data Over Cable Service Interface Specifications (DOCSIS) status monitoring equipment for its power supply systems. This agreement contains an initial term which expires in November 2007 and automatically renews on an annual basis thereafter unless terminated. In November 2005, this agreement was modified to make the right to sell the external version of the product non-exclusive, allowing us to sell that product directly to end customers. We also have in place a number of third party software license agreements that allow us to incorporate third party software products and features into our Cheetah software.
CheetahIP HFC Service Assurance
     Our CheetahIP/HFC service assurance solution provides remote visibility into IP efficiency. This fully integrated solution allows cable operators to proactively test and monitor Voice over Internet Protocol (VoIP) and Video on Demand (VoD) using hardware test probes and software analysis tools.
     We also have a reseller agreement with Brix Networks, Inc. under which Brix supplies us with hardware and software for the cable broadband market. This agreement contains an initial term which expires in September 2008 and automatically renews on an annual basis thereafter, unless earlier terminated. We also have a license agreement which expires in 2009 with a third party software vendor for a perpetual right to use certain VoIP technology on an exclusive basis, for certain applications.
     Sales of the Cheetah product line (excluding Services) accounted for approximately 27%, 27% and 24% of the Company’s revenue of the years ended December 31, 2003, 2004 and 2005, respectively.
Services
     Our Services offerings include software maintenance as well as our professional services, which are designed to make sure that all of the components of our customers’ voice test systems operate properly. The Services business was considerably expanded upon the acquisition of software maintenance relationships related to the LoopCare and CheetahNet software product lines and with our internal development of the CheetahXD software during 2005. Including software maintenance, Services revenue accounted for approximately 19%, 21% and 21% of the Company’s revenue for the years ended December 31, 2003, 2004 and 2005, respectively.
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
Domestic Sales
     The primary customers for our telecommunications products and services are the four Regional Bell Operating Companies (RBOCs), Verizon Communications, Inc., BellSouth Corporation, at&t Services, Inc. (formerly SBC Communications, Inc.) and Qwest Communications International, Inc., as well as major independent telephone companies and most of the major cable operators. Sales in 2005 to at&t and BellSouth accounted for approximately 11% and 17%, respectively, or 28% collectively, of our total revenue for the year. Sales generated from RBOC customers were 37% of our total revenue in 2005, 50% of our total revenue in 2004 and 48% of our total revenue in 2003. Sales in 2005 to Verizon and Qwest did not exceed 10% of our total revenue for 2005, and we do not expect sales to Qwest to exceed 10% for the near future.
     We have continued to focus on reducing our dependency on RBOC customers and, in 2003, we purchased Cheetah to help accomplish this goal. Sales of the Cheetah product line, including services accounted for approximately 28% of 2005 revenue. Only one Cheetah customer exceeded 10% of our total annual revenue.
     Because of our continued dependency on the four RBOCs and certain significant MSOs, however, the potential loss of one or more of them as customers, or the reduction of orders for our products by one or more of them, could materially and adversely affect our results.
International Sales
     International sales represented approximately 23% of the Company’s total revenue for the year ended December 31, 2005, compared with 8% for the year ended December 31, 2004. This increase is primarily attributable to sales under an agreement with Lucent Technologies International, Inc. for deployment of our products into Saudi Arabia and with Telesciences (Pty) Ltd. for deployment of products into South Africa. Our international sales are primarily in three geographic areas: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $4.2 million, sales for EMEA were $10.7 million and sales in Asia were $0.4 million for the year ended December 31, 2005. See the discussion in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K for a further description of our strategies relating to international sales.
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
     The traditional competitors for our POTS telecommunications products include Fluke (formerly Harris Corporation), Porta Systems Corp., Teradyne, Inc. and Nortel Networks, Ltd.. Each of these companies provides centralized test and management solutions for POTS networks. Historically, we have successfully positioned ourselves against these offerings by leveraging our patented technologies, entering into partnerships with telecommunications equipment providers and creating incumbent positions within our customers’ networks.
     As we extend our product offerings to address DSL, FTTP, IP, and ATM test applications for emerging next generation networks, this list of traditional competitors is expanding to include Spirent Communications, JDS Uniphase (formerly Acterna Corporation), Telcordia, Micromuse and EXFO Electro-Optical Engineering Inc. (formerly Consultronics Ltd.). We believe by upgrading our existing, highly automated incumbent infrastructure to test these next generation networks, we will be well positioned to compete against these competitors on the basis of lower upfront deployment costs and long term operational efficiency.
     As our customers’ networks continue to evolve, we also face competition as testing functions that were once only available on multi-chip, circuit based designs like those found in our products are now available on integrated circuit, single-chip technology. With this new technology, network element providers such as Alcatel, Occam and TellLabs, who historically did not provide testing functions, can now do so with the integration of these chipsets into their products. With respect to our cable products, status/performance monitoring competitors include AM Communications, CableWare, Scientific Atlanta, Alpha and Electroline. Historically, we have maintained an advantage over these competitors through the mass deployment of proprietary technology within the major cable operators. In recent years the cable industry has adopted open, non-proprietary standards for status/performance monitoring systems, such as Hybrid Management Sub-layer (HMS) and DOCSIS, which has created pricing pressures as all providers of monitoring transponders have reduced price points to meet customer demands. During 2005, Alpha introduced a DOCSIS-based transponder which competes with the products we supply to the market both directly and through our supply agreement with Alpha. As a result, we have modified our competitive strategies in an attempt to better leverage exclusive partnerships with premier cable equipment providers and to enhance our incumbent systems for the support of Internet protocol- based service assurance testing.
     As with the telecommunications products, the extension of our cable products to address Internet protocol test applications expands our list of traditional competitors to now include IBM (following its recent acquisition of Micromuse), Aprisma, Auspice, C-COR, Agilent, and JDS Uniphase. We feel that our ability to seamlessly integrate technology partners, such as Brix Networks and Telchemy, with our incumbent solutions should provide an advantage over these competitors when positioning ourselves for Internet protocol testing opportunities within the major cable operators.
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
     For our telephony products, we utilize two key independent subcontractors to perform a majority of the circuit board assembly and in-circuit testing work. We also employ other subassembly contractors for our telephony products on a more limited basis. For our Cheetah hardware, we primarily use a single turnkey manufacturer, Bulova Technologies – EMS, LLC, a wholly-owned subsidiary of Bulova Technologies, LLC (formerly, Dictaphone Corporation’s Electronic Manufacturing Services Division), to procure the components and assemble and test the products. The loss of any of these subcontractors could cause delays in our ability to meet our customers’ orders and could have a material adverse effect on our results of operations. In addition, shortages of raw materials delivered to, or production capacity constraints at, the Company’s subcontractors could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such reduction may result in delays in shipments of the Company’s products or increases in the price of components, either of which could have a material adverse impact on us.
     Generally, our products use industry standard components; however, application specific integrated circuits (ASICs) are also a key component of our products and are custom made to the Company’s specifications. Although we have generally been able to obtain ASICs on a timely basis, a delay in the delivery of these components could have a material adverse impact on the Company.
Product and Technology Development
     Our product development personnel, many of whom are Bell Labs trained, are organized into teams dedicated to one or more specific product lines or technologies. We continuously monitor developing technologies in order to introduce new or improved products as defined standards and markets emerge. During 2003, we committed much of our research and development resources to the development of DigiTest EDGE, which was introduced during that year. In addition, we continue to investigate the development of new applications for our MCU and Cheetah technologies, as well as develop enhancements and new features to our LoopCare software product line, DigiTest hardware and other technologies to service the telecommunications and cable industries. For the years ended December 31, 2003, 2004 and 2005, research and development expenses were approximately $14.9 million, $15.8 million and $14.1 million, respectively.
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
     The names “Tollgrade®”, “MCU®”, “LIGHTHOUSE®”, “EDGE®”, “DigiTest®”, “Telaccord®”, “Clearview®” “MICRO-BANK®”, our previous corporate logo and our LIGHTHOUSE® logo are registered trademarks of the Company. The names “LoopCare™”, “MLT™”, “Cheetah™”, “CheetahNet™”, “CheetahIP™”, “CheetahLight™”, “CheetahXD™”, “ObjectArchitect™” , BatteryAnalyst™” , ProofAnalyst™” , “NetMentor™”, “Clear™”, the Clear logo, “Early Warning™”, “ReportCard™”, “CircuitView™”, “Network Assurance Simplified™”, and our corporate logo are common law trademarks of the Company. “Team TollgradeSM” is a common law service mark of the Company. We have obtained three United States patents on the MCU products with expiration dates ranging from 2010 to 2014, two United States and one Canadian patent on cable technology with expiration dates of 2017, 2019 and 2018, respectively and one Canadian patent, one Taiwanese patent and seven United States patents on other telecommunications technology, with expiration in dates ranging from 2017 to 2022. In addition, we have five United States, four Canadian, one European and thirteen international Patent Cooperation Treaty patent applications pending. We will seek additional patents from time to time related to our research and development activities. We protect our trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.
     Although we believe that patents are an important element of our success, we do not believe that our business, as a whole, is materially dependent on any one patent.
Backlog
     Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of December 31, 2005, we had a backlog of approximately $14.7 million, which is consistent with our backlog at December 31, 2004. We expect revenues related to the entire backlog to be recognized in 2006.
     We currently have LoopCare software maintenance agreements with all four RBOCs. Two of the agreements expire on December 31, 2006 while a third extends through 2007. The fourth is currently under extension through March 31, 2006 and is being negotiated. Our backlog at December 31, 2005 includes approximately $6.2 million related to software maintenance contracts. We have adopted a policy to include a maximum of twelve months revenue from multi-year agreements in reported backlog. Software maintenance revenue is deemed to be earned and recognized as income on a straight-line basis over the terms of the underlying agreements.
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
Employees
     As of December 31, 2005, we had 253 full-time employees, all of whom were located in the United States. None of our employees are represented by a collective bargaining agreement, and we believe that our relations with our employees are good.
Executive Officers of the Company
     The executive officers of the Company as of January 31, 2006 and their biographical information are set forth below.

Mark B. Peterson	Chief Executive Officer of the Company since January 2005; President of the Company since January 2001; Executive Vice President, Sales and Marketing, of the Company from November 1999 until January 2001; Executive Vice President, Sales, of the Company from October 1997 until November 1999; prior thereto, Testing Application Group product manager (MLT and Switched Access Remote Test Systems (SARTS) product lines) of Lucent Technologies, a manufacturer of communication systems, software and products (formerly AT&T Bell Laboratories), from October 1995 until October 1997; Age 44.

Sara M. Antol	General Counsel of the Company since December 2000; Secretary of the Company since April 1996; Chief Counsel of the Company from April 1996 until December 2000; prior thereto, attorney at Babst, Calland, Clements & Zomnir, P.C., a law firm; Age 44.

Richard A. Bair, Jr.	Executive Vice President, Engineering/Testing, of the Company since August 2000; Vice President Engineering, DigiTest, of the Company from June 2000 until August 2000; Engineering Manager of the Company from April 1999 until August 2000; prior thereto, Senior Design Engineer of the Company from March 1996 until April 1999; Age 43.

Robert E. Butter	Director of Corporate Communications since January 2004; also, Principal, Veritas Communication Advisors since January 2004; prior thereto, Senior Vice President and Associate Director, Ketchum, Inc.; Age 49.

Carol M. Franklin	Executive Vice President, Research and Development, of the Company since January 2004; Executive Vice President, Software Products Division, of the Company from January 2003 until January 2004; General Manager, Software Products from July 2001 to January 2003; Director of Order Management Development of Lucent Technologies, a manufacturer of communication systems, software and products (formerly AT&T Bell Laboratories), from May 2000 until July 2001; Director for Integration Test of Lucent from September 1999 until May 2000; Director for Starter Solutions for Emerging Carriers and Internet Customer Care of Lucent Technologies from February 1999 until August 1999; prior thereto, Product Realization Leader of Lucent Technologies from February 1996 until January 1999; Age 54.

Samuel C. Knoch	Chief Financial Officer of the Company since August 1996; Treasurer since April 1997; prior thereto, Controller of AMSCO International, Inc., a manufacturer of health care equipment, from October 1994 until August 1996; Age 49.

James R. McCall	Director, Engineering, CATV Products since December 2004; Engineering Manager, Project Engineering of the Company from September 2000 to December 2004; prior thereto, Electrical Design Engineer, Westinghouse Government Services Company, LLC; Age 35.

Joseph G. O’Brien	Senior Vice President, Human Resources of the Company since October 1997; Director of Employee Development of the Company from April 1997 until October 1997; prior thereto, Coordinator, Elderberry Junction, Goodwill Industries, a charitable organization, from May 1995 until April 1997; Age 46.

Gregory L. Quiggle	Executive Vice President, Marketing, of the Company since August 2001; Director of Marketing, Loop Products, of Acterna, LLC, a global communications equipment company, from May 1998 until August 1998; prior thereto, Product Line Manager, TTC from May 1996 until May 1998; Age 37.

Matthew J. Rosgone	Executive Vice President, Operations, of the Company since September 2001; Senior Vice President, Purchasing/Manufacturing, of the Company from July 1998 until September 2001; prior thereto, Vice President, Purchasing, of the Company from July 1996 until July 1998; Age 37.

Jarrod Siket	Vice President, Marketing Software Solutions of the Company since May 2005; prior thereto, Senior Director, Strategic Planning, Marconi Communications from 2001 to May 2005; prior thereto, Director, Product Line Planning at Marconi; Age 34.

Roger A. Smith	Executive Vice President, Technology, of the Company since June 2000; Senior Vice President, Test Systems, of the Company from July 1998 until June 2000; prior thereto, Senior Software Development Engineer of Caldon Inc., a manufacturer of ultrasonic flow meters for nuclear power industry; Age 45.

Eric B. Sucharski	Senior Vice President, RBOC Sales, of the Company since September 2003; Vice President, Eastern RBOC Sales, of the Company from January 2003 until September 2003; Assistant Vice President, Sales, from October 2002 to January 2003; Regional Sales Manager of the Company from December 1998 to October 2002; Product Line Manager of the Company from 1998 until 1999; Age 38.

Jeffrey J. Tatusko	Chief Information Officer of the Company since April 2003; prior thereto, Director of Management Information Systems of the Company from October 1997 until April 2003; Age 41.

Gail M. Walsh	Executive Vice President, Global Sales, of the Company since January 16, 2006; prior thereto, Sales Director, Lucent Technologies from November 2000 to January 2006; prior thereto, Director, Software Products Group at Lucent; Age 45.

Stephanie M. Wedge	Vice President, Professional Services, of the Company since November 1999; Sales Executive, Professional Services, of Inacom Corporation, a reseller and integrator of client/server solutions for messaging, from February 1998 until November 1999; prior thereto, Sales Manager,

Business Development, of Digital Equipment Corporation, a manufacturer and integrator of main-frame computers; Age 49.
Item 1A.
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
We depend upon a few major customers for a significant portion of our revenues. We expect to derive a significant portion of our revenues from a limited number of telecommunications customers in the future, and we expect that revenues from this sector may continue to decline. The loss of any of these customers would significantly reduce our revenues and net income. Currently, we face this issue as our projects in Saudi Arabia and South Africa are close to completion, and there are no assurances that we will have continuing revenue streams from these customers or be successful in replacing that lost revenue stream. Furthermore, decreases in the capital budgets of these customers could lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital budgets of our RBOC customers, as well as many of our other customers, are dictated by a number of factors, most of which are beyond our control, including:
•	the conditions of the telecommunications market and the economy in general;

•	subscriber line loss and related reduced demand for wireline telecommunications services;

•	changes or shifts in the technology utilized in the networks;

•	labor disputes between our customers and their collective bargaining units;

•	the failure to meet established purchase forecasts and growth projections;

•	competition among the RBOCs, competitive exchange carriers and wireless telecommunications and cable providers; and

•	reorganizations, including management changes, at one or more of our customers or potential customers.
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
A large portion of our sales have historically been attributable to our MCU products. We expect that our MCU products may continue to account for a meaningful percentage of our revenues for the foreseeable future. However, these sales are declining. MCU sales largely depend upon the rate of deployment of new, and the retrofitting of existing, Digital Loop Carrier (DLC) systems in the United States. Installation and replacement of DLC systems are, in turn, driven by a number of factors, including the availability of capital resources and the demand for new or better Plain Old Telephone Service (POTS). Our customers have begun to implement next generation network improvements such as Fiber-to-the-Premises (FTTP), which do not require the use of our MCU products as does the present hybrid POTS network. If our major customers fail to continue to build out their DSL networks and other projects requiring DLC deployments, or if we otherwise satisfy the domestic telecommunications market’s demand for MCUs, our MCU sales will continue to decline and our future results would be materially and adversely affected.
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
We have emphasized our network assurance and testing solutions and cable status monitoring products.
We acquired the LoopCare software and Cheetah product lines in 2001 and 2003, respectively. A substantial portion of our research and development expenses currently relates to these products. Further, we recently completed the acquisition of the wireline test system unit of Emerson Network Power. We have adjusted our business model to focus heavily on our cable performance and status monitoring products. In addition, sales of our legacy cable products are declining as the market for these products evolves. We are actively engaged in research to improve and expand our cable products, including research and development of VoIP solutions. Our cable products have lower margins than our MCU, LoopCare and DigiTest system products. If sales of our cable testing products do not increase or are not accepted in the marketplace, or if our research and development activities do not produce marketable products that are both competitive and accepted by our customers, our overall revenues and profitability will be adversely affected.
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
We depend upon a limited number of third party subcontractors to manufacture certain aspects of our products. Furthermore, the components of our hardware products are procured from a limited number of outside suppliers. Our reliance upon such third party contractors involve several additional risks, including reduced control over manufacturing costs, delivery times, reliability and quality components. Although our products generally use industry standard products, some parts, such as ASICs, are custom-made to our specifications. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity or integration issues related to our acquisition of the Emerson product line, the loss of key assembly subcontractors or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.
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
We have completed, and we may pursue additional acquisitions of companies, product lines and technologies as part of our efforts to enhance our existing products, to introduce new products and to fulfill changing customer requirements. Acquisitions involve numerous risks, including the disruption of our business, exposure to assumed or unknown liabilities of the acquired target, and the failure to integrate successfully the operations and products of acquired businesses. Goodwill arising from acquisitions may result in significant impairment charges against our operating results in one or more future periods. Furthermore, we may never achieve the anticipated results or benefits of an acquisition, such as increased market share or the successful development and sales of a new product. The effects of any of these risks could materially harm our business and reduce our future results of operations.
We recently completed our first significant acquisition involving international business and customers. In addition to the risks identified in the foregoing paragraph which are applicable to the Emerson acquisition are additional risks inherent in this acquisition due to its international implications. Integration of this business may be particularly challenging due to the unique topology of international telecommunications networks, as well as requirements of doing business in particular countries. Further, the sale of certain other products is reliant upon certain key manufacturing relationships and there is risk that the Company will not be able to continue those relationships. Also, revenue forecasts are dependant on a few large customer projects and contracts, which bear significant deployment, acceptance and subsequent revenue recognition risks, which may all adversely affect the Company’s ability to make this acquisition accretive in 2006.
The failure of acquired assets to meet expectations, or a decline on our fair value determined by market prices of our stock, could indicate impairment of our intangible assets and result in impairment charges.
The carrying value of certain of our intangible assets, consisting primarily of goodwill related to our acquisitions from Lucent Technologies, Inc., ,JDS Uniphase (formerly, Acterna, LLC) and Emerson, could become impaired by changing market conditions. Statement of Financial Accounting Standards No. 142 (“SFAS 142”) requires goodwill and intangible assets with indefinite lives to be measured for impairment at least annually or more frequently if events and circumstances indicate that the carrying value of such assets may not be recoverable. We perform annual impairment tests on December 31 of each year. We have determined that we have one reporting unit and test goodwill for impairment by comparing the fair value of the Company’s equity, which we estimate based on the quoted market price of our common stock and an estimated control premium, to the Company’s book value. Our last required measurement date was December 31, 2005, at which time our test indicated no impairment. Interim impairment tests are required by SFAS 142 if certain events or changes in business conditions occur and we could be required to record an impairment charge in the period in which any impairment is determined, which could adversely affect future results.
Our future sales in international markets are subject to numerous risks and uncertainties.
Our future sales in international markets are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability including terrorism and other acts of war or hostility, unexpected changes in the regulatory environment, trade protection measures, tax laws, our ability to market current or develop new products suitable for international markets, difficulties with deployments and acceptances of products, obtaining and maintaining successful distribution and resale channels and foreign currency exchange rates. These risks will be evident with the customer contracts assumed as part of the Emerson acquisition, which are subject to a number of specific risks and uncertainties, such as potential political instability, difficulty in deployment of products, risks from customized product requirements, difficulty of obtaining proper acceptances and delays caused by third party elements of the project. These specific risks, or an overall reduction in the demand for or the sales of our products in international markets, could adversely affect future results.
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
Our products are complex, and despite extensive testing, may contain defects or undetected errors or failures that may become apparent only after our products have been shipped to our customers and installed in their network or after product features or new versions are released. Any such defect, error or failure could result in failure of market acceptance of our products or damage to our reputation or relations with our customers, resulting in substantial costs for both the Company and our customers as well as the cancellation of orders, warranty costs and product returns. In addition, any defects, errors, misuse of our products or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Our customers could seek to have us pay for these losses. Although we maintain product liability insurance, it may not be adequate.
Our future results are dependent on our ability to establish, maintain and expand our distribution channels and our existing third-party distributors.
We market and sell certain of our products, including our DigiTest and Cheetah product lines and certain of the newly acquired Emerson products, through domestic and international OEM relationships. Our future results are dependent on our ability to establish, maintain and expand third party relationships with OEM as well as other marketing and sales distribution channels. If, however, the third parties with whom we have entered into such OEM and other arrangements should cease doing business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.
We face intense competition, which could result in our losing market share or experiencing a decline in our gross margins.
The markets for some of our products are very competitive. Some of our competitors may have greater technological, financial, manufacturing, sales and marketing, and personnel resources than we have. As a result, these competitors may have an advantage in responding more rapidly or effectively to changes in industry standards or technologies. Competition is particularly difficult in the cable markets, due to the introduction of the DOCSIS standard, which allows customers to purchase system components from multiple vendors. Moreover, better financed competitors may be better able to withstand the pricing pressures that increased competition may bring. If our introduction of improved products or services is not timely or well received, or if our competitors reduce their prices for products that are comparable to ours, demand for our products and services could be adversely affected. Recent competition from certain network element providers offering chip-based testing functionality may also intensify the pricing pressure for our telco products and adversely affect future revenues from such products. We also face increasing pressure from certain of our RBOC customers on software maintenance agreements, as they continue to divert spending from legacy networks to next generation network elements.
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
We have historically and will continue to undertake certain cost reduction efforts as they relate to the manufacturing of certain of our products, in an attempt to improve profit margins for those products. These actions could have long term adverse effects on our business. There are several risks inherent in our efforts to bring our cost base in line with the current environment by reducing our workforce. These include the risk that we will not be successful in achieving our planned cost reductions, and that even if we are successful in doing so, we will still not be able to reduce expenditures quickly enough to see a positive profitability effect and may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Also, our attempts to reduce the base costs of certain or our products may not be successful. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
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
Because our cable products generate lower margins for us than our proprietary MCU and software offerings, an increase in the percentage of our sales of cable-related products relative to our traditional products will result in lower profitability. Furthermore, as consolidations within the cable industry and the adoption of the DOCSIS standards have caused and could continue to cause pricing pressure as our competitors’ lower product pricing, our revenues have been and may continue to be adversely affected. Although we have developed DOCSIS-based hardware and our relationship with our OEM partner is one that we believe will prominently position us to succeed in the marketing of DOCSIS-based products, these products will likely generate lower margins than have historically been generated by our proprietary technology. As a result, as our business shifts from our higher margin proprietary products to lower margin cable offerings and standardized products for which we have competition, we will need to sell greater volumes of our products to maintain our profitability.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
     Our headquarters and principal administrative, engineering, manufacturing, warehouse and maintenance operations are located in Cheswick, Pennsylvania. We occupy an 111,600 square foot facility which is under a lease that expires on June 30, 2007. We have acquired certain land parcels that surround this facility for the possible expansion of parking and/or new building structures that we believe will provide adequate space to support future operations and sales growth, if necessary.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of 2005.
PART II
Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters.
     Our Common Stock has been included for quotation on The Nasdaq National Market System under the Nasdaq symbol “TLGD” since its initial public offering in December 1995. The following table sets forth, by quarter, the high and low sales prices for our Common Stock for the years ended December 31, 2005 and December 31, 2004.

	2005		2004
	High	Low	High	Low
First Quarter	$12.21	$7.07	$19.69	$14.84
Second Quarter	$8.00	$6.64	$16.45	$9.75
Third Quarter	$11.47	$7.28	$11.08	$7.57
Fourth Quarter	$11.71	$8.03	$12.63	$8.35
     On January 31, 2006, there were 152 holders of record and 13.2 million shares outstanding of the Company’s Common Stock.
     We have never paid any dividends on our Common Stock and do not expect to pay cash dividends in the foreseeable future.
     On December 15, 2005, our Board of Directors authorized the continuation through December 31, 2006 of a share repurchase program which expired on December 31, 2005. Under this extension, we can repurchase a total of one million shares of our common stock before December 31, 2005. Since the initial repurchase program was instituted in April 1997, and as of December 31, 2005, the Company has repurchased 0.5 million shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. At our discretion we will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments. No shares were repurchased under this program in the year ended December 31, 2005.

Item 6. Selected Financial Data.
     The following selected consolidated financial data of the Company as of December 31, 2004 and 2005 and for the years then ended is derived from our audited consolidated financial statements included elsewhere in this report. The selected financial data as of December 31, 2003 and as of and for the years ended December 31, 2001 and 2002 reflect the adjustments to recognize amortization for intangible assets as discussed in Note 2 to the consolidated financial statements in Item 8 of this Form 10-K. The following selected consolidated financial data may not be representative of our future financial performance and should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.
(IN THOUSANDS, EXCEPT PER SHARE DATA AND
NUMBER OF EMPLOYEES)

	YEARS ENDED DECEMBER 31,
	2001(1)	2002(1)	2003(2)	2004(2)
	Restated	Restated	Restated	Restated	2005

Revenues:
Products	$77,612	$48,146	$52,802	$49,770	$53,007
Services	4,627	10,428	12,298	13,048	13,312

	82,239 (3)	58,574	65,100 (4)	62,818	66,319
Cost of sales:
Products	33,134	20,800	22,966	22,191	24,326
Services	2,555	3,319	3,766	3,768	3,883
Amortization	478	1,915	2,919	2,624	3,004
Impairment	—	—	—	—	424

	36,167	26,034	29,651	28,583	31,637

Gross profit	46,072	32,540	35,449	34,235	34,682

Operating expenses:
Selling and marketing	9,160	8,766	9,388	9,483	8,882
General and administrative	4,827	5,489	6,997	7,346	7,486
Research and development	12,428	13,839	14,925	15,756	14,079
Severance and related expense	291	176	—	269	775

Total operating expenses	26,706	28,270	31,310	32,854	31,222

Income from operations	19,366	4,270	4,139	1,381	3,460
Other income, net	2,796	693	400	447	1,359

Income before income taxes	22,162	4,963	4,539	1,828	4,819

Provision for income taxes	8,556	1,886	1,719	914	1,301

Net income	$13,606	$3,077	$2,820	$914	$3,518

EARNINGS PER SHARE INFORMATION:
Net income per common share:
Basic	$1.04	$0.23	$0.22	$0.07	$0.27

Diluted	$1.01	$0.23	$0.21	$0.07	$0.27

Weighted average shares of common stock equivalents:
Basic	13,038	13,095	13,106	13,141	13,168

Diluted	13,412	13,314	13,313	13,253	13,217

	2001(1)	2002(1)	2003(1)	2004(2)	2005

BALANCE SHEET DATA:
Working Capital	$67,672	$73,639	$65,944	$70,845	80,806
Total Assets	146,561	147,354	152,777	157,145	163,329
Shareholders’ Equity	140,069	142,007	145,152	146,401	150,261

	2001	2002	2003	2004	2005

OTHER DATA: (5)
Number of employees at year end	341	250	304	262	253

(1)	The Company restated its Consolidated Financial Statements for the years ended December 31, 2004 and 2003 to correct errors relating to the amortization of LoopCare Base Software and Cheetah Customer Base. See Note 2 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information. The selected financial data for the years ending December 31, 2002 and 2001 reflect the adjustments to recognize amortization for intangible assets. These adjustments decrease operating income by approximately $0.5 million and $0.1 million for the years ended December 31, 2002 and 2001, respectively. The restatement decreased net earnings by approximately $0.3 million and $0.1 million for the years ended December 31, 2002 and 2001, respectively.

(2)	This selected consolidated financial data has been derived from the consolidated financial statements in Item 8 of this Form 10-K, which as described in Note 2 thereto, have been restated.

(3)	Includes $4,453 related to the LoopCare product line which was acquired on September 30, 2001.

(4)	Includes $14,826 related to the Cheetah product line which was acquired on February 13, 2003.

(5)	Data is unaudited and not derived from the Company’s audited consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Restatement
     As discussed more fully in Note 2 of the consolidated financial statements appearing in Item 8 of this Form 10-K, we have restated our previously issued consolidated financial statements for the years ended December 31, 2003 and 2004, including the unaudited quarterly financial information for each of the quarters for the year ended December 31, 2004 and the unaudited quarterly financial information for each of the first three quarters for the year ended December 31, 2005.
     This discussion and analysis (MD&A) should be read in conjunction with the restated consolidated financial statements and notes appearing in Item 8 of Form 10-K. All affected prior year amounts in MD&A have been restated.
Overview
     Communication plays an integral part of our society; it is, in reality, a necessity of life. Telecommunication services provide people with a means to communicate with people across the street and around the globe, through diverse channels ranging from traditional wired telephone service to wireless telephones to electronic means such as e-mail and other Internet-based offerings. As a leading producer of network assurance for wired networks, our products permit service providers to supply their customers with consistent and high quality telecommunications offerings, allowing, for example, telephone companies to diagnose and assess problems within their networks and cable operators to monitor the power supplies and fiber optic nodes necessary to operate their systems.
     As a result of the rapid technological, regulatory and economic evolution of the telecommunications marketplace (which we define to include cable television service) over the past several years, we believe that it is our challenge, and our opportunity, to leverage our embedded base of customers and strong market position to address the testing and monitoring needs of new system architectures by offering products addressing such needs that represent relatively small incremental investments in customers’ existing testing and monitoring systems. We want to provide our customers with the ability to seamlessly transition from one network to another with comparatively minimal capital investments in existing testing solutions.
     The downturn in the telecommunications industry revealed several trends that we expect will continue to impact our business:
•	incumbent telephone carriers continue to lose customers and revenue to smaller, independent carriers many of whom are developing their own networks and intend to compete on price;

•	although cable providers have taken the lead in the broadband service market, primarily because cable modem technology was perfected before DSL technology and because telephone providers are regulated much more than cable companies, the rate of adoption of DSL technology is quickly growing; and

•	both cable and telephone companies (as well as the providers of satellite, wireless and other information mediums) are eager to market the so-called ’triple-play’ of voice, data and video broadband services.
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
     Over the past several years, in addition to reorganizing our workforce, we have diversified our product offerings both through our acquisitions and development of new products, especially those aimed at the broadband test market. As a result of our acquisition in 2003 of our Cheetah cable product line, we believe that we have become a leading provider of status monitoring products for the cable industry. Although in transition, we believe that our continuing alliance with Alpha, the leading provider of cable power management products, should position us to sustain our leading position in the cable field in the wake of the recent adoption of the standardized HMS and Data Over Cable Service Interface Specifications (DOCSIS) protocols for transponders that may in the future render some of our proprietary cable hardware products obsolete.

     With respect to our telephony products, we expect that sales of our core MCU products will continue to decline on an annual basis in the long term. As an attempt to offset the effects of this trend, we are continuing to market our DigiTest system, primarily as a tool to measure a network’s capacity to offer DSL service. We have also in the past several years placed a greater emphasis on developing and marketing software applications that conform to industry needs, such as DOCSIS and fiber-optic only networks.
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
Industry and Market Trends
     A significant downturn in the telecommunications industry began in early 2001 and persisted into 2004. The downturn was caused by a number of factors, including the general slowdown of the U.S. and global economies during the period, network overcapacity, constrained capital markets and financial difficulties among certain telecommunication providers, especially Competitive Local Exchange Carriers (CLECs). The CLEC’s business models generally did not produce the profitability necessary to justify their significant ongoing capital consumption, a problem due in part to regulatory hurdles during that period which impeded competitive access to the telecommunications infrastructure. Many CLECs as a result were forced to seek bankruptcy protection, a number of which remain there today. Some CLECs are being purchased and consolidated in the process, while others are emerging or set to emerge with stronger capital structures to meet the competitive challenge. Those independent CLECs which are in or have currently emerged from bankruptcy protection now must face an even tougher competitive landscape in light of the 2004 U.S. Court of Appeals decision to strike down many of the competitive advantages in interconnection and unbundling rules that were granted to the CLECs under the Telecommunications Act of 1996. The ultimate effect, however, has been that many CLECs must now build their own switched networks to survive. We believe that this in turn may create demand for LoopCare and DigiTest products which can serve as the testing infrastructure for these build-outs.
     We benefited greatly from the increased capital spending of telecommunication providers during the late 1990s and into 2000. As the RBOCs and others built-out new and upgraded existing networks during the period, tremendous demand for our products resulted in very high levels of profitability. Over the past several years, in addition to reorganizing our workforce, we have diversified our product offerings both through our acquisitions of the LoopCare and cable-based Cheetah businesses and through our development of new products, especially those aimed at the broadband test market, such as DigiTest EDGE and HUB. We believe that these ongoing efforts, some of which have had the secondary effect of bringing new customers to the Company thus reducing our reliance on the RBOCs, should strategically position us to effectively compete in the evolving marketplace.
     During 2005, companies in the telecommunications industry initiated, or in some circumstances continued, the definition and grooming of their transmission networks in competitive response to cable companies and other service providers who have sought to gain market share by adding subscribers once only serviced by traditional fixed wireline carriers. The response of the majority of the RBOCs (excluding Verizon) indicates they will enhance their ability to continue to use their current hybrid fiber/copper networks for the foreseeable future to provide a vast array of competitively priced voice, data and ultimately video services to the market. Since the majority of the Company’s telecommunications products provide test and measurement benefit in a hybrid fiber/copper network, we believe that this approach will have a favorable effect on the continued future demand for the Company’s current product offerings. Our customer Verizon has indicated it will take a different strategic network direction by implementing a deep fiber (fiber-to-the-premises, or FTTP) strategy that in some cases will reach directly into the consumers’ house. The Verizon FTTP program is currently only in its infancy. The most immediate impact of this strategy has been felt by the Company in 2005 as Verizon diverted traditional fixed wireline capital budgets to its deep fiber overlay initiatives. Recently, Verizon disclosed its FTTP overlay network had reached a level of 2.5 million homes passed and a current “take-rate” of approximately 13%. Although these numbers at this point are not material to the amount of homes serviced by a hybrid copper/fiber network, they did for the first time in the fourth quarter of 2005 signal that this strategy may result on a long term basis in a moderation or reduction in Verizon’s demand for the Company’s current product offerings. We believe that the success of Verizon’s FTTP program will depend on its capability to deliver quality services in an ever-increasing competitive pricing landscape. The strategic direction chosen by the Company is as outlined in the section of this MD&A entitled “Our Reponses to These Industry Trends” which follows. A review of the impact of these network topology trends on certain of the Company’s intangible assets is contained in the Critical Accounting Policies section of this MD&A.
     Finally, complicating our continuing ability to assess our market space in the telecommunications industry is the uncertainty driven by the deregulatory efforts of various government entities, especially at the Federal level. Deregulation has actually resulted in competitive disadvantage for certain telecommunications services and providers, including changes to pricing, access by competitive carriers and other broad changes to data and telecommunications networks and services. As the Federal Communications Commission (FCC) and other government agencies continue to enact new or amend existing regulations, especially relating to The Telecommunications Act of 1996, our customers cannot always accurately interpret or predict the rules by which they will be required to compete in the marketplace. These changes in the regulation of the telecommunications industry in the United States have had a major impact on our customers, especially on their pricing of services, and may affect their deployment of future services. We do not believe that we can accurately predict when these issues will be resolved, or that this deregulatory effort will continue in the future or how these issues will ultimately affect our revenues or results of operations.
Intense Competition Among Telecommunications Service Providers

     The continuing evolution of the telecommunications marketplace, driven by advances in technology as well as the deregulation of the industry, among other factors, has resulted, and will continue to result, in intense competition among telecommunications and cable service providers. Many consumers now have the ability to choose among a variety of comparable telecommunication services offered by a number of different providers. Although many of the interconnection and unbundling provisions of the Telecommunications Act of 1996 were struck down in 2004 by the U.S. Court of Appeals, the deregulation of the industry over the past eight years has allowed certain consumers to obtain local telephone service from either their incumbent local exchange carrier, which in the old regulatory environment possessed the exclusive right to provide that service, or by one or more competitive service providers, which may actually provide telephone service over the network owned by that same local exchange carrier but at a lower cost. Moreover, consumers may choose from a growing list of communications options that provide the same level of service once reserved to the local telephone company. The proliferation of wireless telephone service, for instance, now allows a consumer to place calls from nearly any location in the United States, and from most parts of the world. Using VoIP, a person may place a call from a VoIP phone either to another VoIP customer or to a hardwired or wireless telephone number. As a result, the provision of telecommunication services in certain markets today is highly competitive, and the industry, in general, is rapidly transforming from a highly regulated monopolistic model to more of a free market model.
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
Consolidation in Telecommunications Market
     Competition in the telecommunications market, encouraged and affected by these deregulatory efforts, has had the secondary effect of resulting in the consolidation of many of the telecommunications service providers. In some ways, we have benefited from the increased competition in the industry; competition has brought more providers into the market that may need our products to provide consistent and quality telecommunications services. However, as a result of industry consolidations, including those in the CLEC market, we have experienced and could continue to experience disruption of our existing customer relationships, delays or loss of customer orders and pricing pressures caused by the reduction in the number of customers desiring our products. These trends cause decreased revenues and lower net income. As stated above, however, we believe that it is too early to predict the course that industry consolidations will take in the future, or how such consolidations might affect our future revenues. Further, our major customers are currently actively pursuing acquisitions to add to their product offerings, such as the RBOCs acquiring wireless capabilities. We do not currently sell products to wireless carriers; accordingly, these acquisitions could cause our customers to decrease spending in traditional areas as they divert funding to these acquisitions and integrations.
Slowdown in Build-Out of POTS Networks
     The most evident market trend to affect our results in the years from 2001 through 2005 compared to 2000 was the general slowdown in the build-out of POTS networks by the RBOCs and other independent local exchange carriers. In the years immediately preceding 2001, companies expanded their POTS line capacity at the rate of approximately 5% per year. This line growth resulted in extremely high demand for our MCU products. Beginning in 2001, however, a number of factors converged to slow the growth of POTS networks. Perhaps the most important factor was the declining demand for wired telephone service, known as, “line loss”; in essence, telephone companies were, and still are, losing more customer lines than they are adding. Line loss has resulted from a number of trends, including competition from wireless telephone providers and the reduction in the need for multiple telephone lines, driven in part by the increasing popularity of DSL (which is normally accessed though a household’s primary hardwire telephone line) and cable modems for broadband access to the Internet. Although we do not believe that wireless service will entirely supplant the need for wired telephone service, we do expect that wireless telephones, as well as other alternatives to traditional telephones such as VoIP, will continue to erode the demand for POTS service; the extent of such reduced demand, however, is difficult to predict at this time. However, many cable operators are deploying or intend to deploy VoIP, which may serve to stimulate additional sales of our cable status monitoring products.
Investment in New Network Infrastructure and Technologies
     Although telephone companies are not focusing on their POTS networks as much as they once did, they are still investing in their POTS network infrastructure. Generally, the combination of increased competition and reduced revenues in recent years has left the telephone companies with less funds available for capital investment. We are encouraged, however, by several trends, including the previously discussed movement by competitive carriers to build POTS networks rather than leasing network space from incumbent carriers; additional POTS capacity may result in telecommunications test equipment sales. Furthermore, a majority of the RBOCs have, at present, announced varying increases in their capital budgets for 2006 over 2005. Rather than investing in POTS, however, increasing portions of these capital budgets are being allocated to other projects, such as wireless, DSL rollouts, new switching technology and FTTP projects. We have benefited from certain DSL projects in the past, such as SBC’s DSL Footprint Expansion initiative, which resulted in increased demand for our MCU products.
     As previously discussed, if implemented on a large scale, FTTP projects, which would provide broadband services through a direct fiber-optic link between a telephone company’s central office and the end user (i.e., individual households and businesses), will reduce demand for our MCU and DigiTest products. Unlike traditional hybrid networks in which our MCU products are deployed, fiber-optic systems can be tested and managed with appropriate software (including variations of our LoopCare software). We remain confident, based on recent announcements by certain of our RBOC customers, that their existing hybrid fiber-optic/copper line networks will continue to be the medium through which the majority of POTS services are delivered in the United States for the foreseeable future. In addition, these RBOCs are currently spending significant resources on upgrading these hybrid fiber-optic/copper line networks to provide broadband and eventually video signals. Although certain of our telephone company customers are indicating an interest in FTTP projects, it still is not clear that FTTP will be implemented on a large scale basis. In fact, certain other of our RBOC customers have indicated they will implement FTTN projects rather than FTTP. In FTTN projects, the fiber link will not extend to the customer’s premises, rather, it will extend to the nodes in the network, by necessity leaving a portion of the copper network intact. Given the size and breadth of the present hybrid networks, including the billions of dollars invested in them, coupled with the billions of dollars required to replace them with all fiber-optic lines, we believe that the copper portion of the network will remain an important part of the telecommunications system in the United States for at least 50 years. As long as that copper portion remains, as is contemplated in FTTN projects, some need for traditional testing methods should continue.
     Recently, we have begun to face new competition as certain network element providers offer testing technology in the form of a chipset embedded into their products. Where testing was once only available in the form of multi-chip, circuit board-based designs like those found in our products, some limited testing technology is now available in low-cost chipsets embedded into the products of these network element providers. The testing technology available in this form has limited functionality, however, and only provides partial views of the network. As such, we continue to believe that more robust testing technology like that offered in our products will be as important as ever for network assurance as the next generation network evolves. However, we have and will continue to face competition and downward pricing pressure from the introduction of these new competitive factors.
     Unlike most of the existing telephone networks, the hybrid fiber coaxial (HFC) networks maintained by the cable television companies are capable of providing broadband services with little additional capital investments. In general, cable companies have been quite successful with their deployments of high bandwidth Internet services. Since 1996, we have offered our legacy cable (formerly LIGHTHOUSE) hardware products to cable companies for the status monitoring of their networks; our Cheetah hardware products offer a similar proprietary system for the monitoring of hybrid fiber coax distribution systems. The adoption of the HMS standard and, increasingly, the DOCSIS standard for cable modems by a growing number of cable companies, however, has the potential to eliminate the demand for certain of our proprietary Cheetah head-end hardware products, and to reduce demand for other proprietary Cheetah offerings.
Our Responses to These Industry Trends
     Although we are confident that we offer superior test system and status and performance monitoring products, the evolution of the telecommunication and cable networks requires us to constantly evaluate our product offerings relative to the needs of the industry. We have taken a number of steps to position the Company to take advantage of our leading position in certain of our markets, including the continued expansion of our cable television network monitoring and operations support system (OSS) software product lines, each of which has served to expand our customer base.
Expansion of Cable Status Monitoring Product Line
     Since 1996, we have offered our legacy cable (formerly LIGHTHOUSE) hardware and software products to cable companies for status monitoring of their networks. In order to grow our cable status monitoring product line, on February 13, 2003 we purchased the Cheetah product line from JDS Uniphase (formerly Acterna, LLC). We believe that these products coupled with our LIGHTHOUSE platform, represent the dominant monitoring products in the cable marketplace. With the addition of the Cheetah product line, we have become the supplier of status monitoring hardware and software to nearly every major cable company. We believe our Cheetah products complement and augment our other cable product offerings and strategically position the Company to be a leading supplier of testing equipment and software for the cable industry.
     Moreover, we have taken a proactive approach to the increasing adoption of the DOCSIS standards by cable providers. We have developed DOCSIS-based monitoring hardware, which has been certified by CableLabs in certain configurations and is in the final stages of certain specific customer certifications. Additionally, in 2003, we entered into an agreement with Alpha Technologies to become a supplier of IP-based DOCSIS-based status monitoring equipment for Alpha power supplies used in hybrid-fiber coax (HFC) networks. By joining with Alpha, we have aligned with the primary provider of power supply products to the cable industry to offer fully compatible and integrated DOCSIS-based transponders. In November 2005, this agreement was modified to make the right to sell the external version of the product non-exclusive, allowing us to sell that product directly to end customers. We believe that as cable companies continue to leverage their growing DOCSIS-based HFC infrastructure to deliver voice, data and video services through a single conduit, we are well positioned to provide the range of quality assurance and testing products necessary to maintain our leading position in the cable marketplace. Further, much of the IP-based network infrastructure is similar, whether implemented in a telephony or cable network. As a result, we believe our development efforts for IP-based testing solutions in the cable market may translate well to the telecommunications network.
Development and Marketing of Solutions
     Along with our growing focus on the cable market, we have also increased our emphasis on developing and marketing new software and hardware solutions for network assurance and testing. Given the increasing interest of the RBOCs in FTTx projects and the importance of software products to cable monitoring systems, we believe that our development of new software solutions will be an important determinant of our future success. Our LoopCare software is already the primary OSS software for copper line networks. Because fiber-only networks require new and unique software and hardware solutions for network testing, we have actively promoted our ability to adapt our existing LoopCare OSS to serve FTTx systems, and are actively in research and development of new hardware solutions to address these new networks. Although we believe that it is still early to determine the full extent to which FTTx projects will be successfully implemented, we will continue to analyze the capital spending trends in the industry and will attempt to adjust our product offerings accordingly.
     Although software products generally generate higher margin returns than our hardware products, the initial development costs of software applications, coupled with the inherent challenges with pricing software sold to customers, can make it difficult to assess the potential profitability of a new software product. Unlike our hardware products, which are comprised of proprietary technology that requires little modification, unless we acquire proprietary software, we must internally develop any new software products. Software development is a relatively expensive process, especially considering the human costs involved, and can be a lengthy process. Pricing presents another challenge; because it is customary in our industry to sell perpetual enterprise licenses that cover an entire customer’s operations, it can be difficult to assess, at the time of sale, the exact price that we should charge for a particular license. Initial pricing issues can be lessened by the stream of revenue generated by the software maintenance agreements we normally enter into with our software customers; maintenance arrangements related to our LoopCare and Cheetah acquisitions in particular have elevated the revenues in the Services portion of our business. Our customers are very conscious of their costs with respect to legacy software systems. This cost-consciousness is beginning to be reflected in certain software maintenance negotiations. The Company continues to attempt to demonstrate the value of this service to our customers’ networks.
     Furthermore, the sales process for our new hardware and software products, especially to our RBOC customers, can be protracted. The increasing trend is for more strict business case scrutiny by RBOCs relating to software sales, and for evidence of a shorter return on investment than was traditionally required to support a software purchase. In addition, to ensure compatibility with their complex networks, these customers can require significant periods of time to test our new products prior to agreeing to purchase them. This delay, coupled with the enterprise license nature of the software licenses that we typically offer, can lead to what we call “lumpy” software sales, meaning that substantial software sales in one period are not necessarily indicative of future sales in the next period; thus our software revenues follow unpredictable patterns, as our software products represent primarily one-time purchases that gain the approval of our customers at varying rates. Further, the introduction of new hardware network assurance products are also subject to protracted and rigorous testing and evaluation and business case analysis. As a result, although we are hopeful that our continued emphasis on product development of solutions for the next generation networks will position us to meet the needs of the changing telecommunications marketplace, it is difficult to predict the market’s acceptance of our new offerings, the pricing pressures we will face or the rate at which such products will generate revenue for us.
     We have placed this increasing emphasis on new product development in part, as an avenue to replace the revenue historically generated by our core MCU products. As the life cycle for MCU products continues to mature, and certain RBOCs and other customers focus their capital spending on network improvements such as FTTx rather than hybrid networks, demand for our MCU and existing DigiTest products will likely diminish. As a result, even though we are confident because of the prominence of copper lines in telecommunications networks there will still be a market for MCU products, we expect that in general, sales of MCU products will decline over time. Nevertheless, we expect that MCU sales will continue to comprise a significant portion of our revenues for the foreseeable future.
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
     To increase DigiTest sales, we are actively marketing the system as a replacement for, or upgrade to, the existing loop testing systems (LTS) employed by the RBOCs to target problems in their POTS networks; we believe that DigiTest is a good replacement product for the existing LTSs, which are decades old. Replacement parts for them are no longer produced. Despite our marketing efforts, however, except for small-scale deployments in certain selected markets, the RBOCs have yet to allocate significant capital resources to LTS replacement projects, and we expect that in the current competitive environment, they will continue to attempt to utilize the existing LTS equipment as long as possible. As a result, we expect this market to develop over a longer period of time and on a more incremental basis than we originally anticipated. We are also aggressively targeting those CLEC customers who are employing a strategy that requires them to deploy and manage their own telecommunications infrastructure. Within these prospective customers, they typically require the deployment of a centralized test system whereby none has previously existed.
Increased Features for our Telecommunications Products
     We have taken a number of steps to increase our presence in the telephony testing market space. Since its introduction, our POTS DigiTest test head has undergone several significant developmental changes. With the integration of the LoopCare software, which we acquired in 2001, with the DigiTest hardware, we now offer a complete integrated testing system to smaller customers such as competitive exchange carriers and international customers. Furthermore, as a result of extensive research and development efforts in 2002 and 2003, we now offer our DigiTest EDGE product, which combines the reliability of our DigiTest POTS testing system with our new Broadband Services Option (BSO) test capability and T-1 Special Services test capability, under certain applications. The EDGE product was originally designed for primary application in the RBOC DSL market, but we have had success selling that product in the competitive domestic and international markets. We expect that once the DSL customer base of the RBOCs reaches a level of maturity that supports higher measures of centralized testing, the EDGE will compete favorably with similar offerings in that market. We remain hopeful that demand for the EDGE product, combined with increasing opportunities for sales of DigiTest POTS systems to CLEC and independent carriers and RBOCs for LTS replacement projects, will grow into a replacement revenue stream for declining MCU sales.
     The continuing general trends of reduced MCU sales and increasing DigiTest EDGE, software and cable-related product revenues, has resulted in the broadening of our customer base. The percentage of our revenues generated from RBOC customers has remained relatively constant at 56% and 54% in 2003 and 2004, and declined to 37% in 2005. This is someone indicative of the trends noted above as the RBOC customers have diverted their spending away from the traditional POTS testing network elements and more toward next generation network build-outs. We have attempted to replace these lost revenues to date primarily by increasing sales to new customers, including cable companies and CLECs, and increasing international sales. As our cable monitoring products become more fully entrenched, CLECs build out their own networks, and sales of our software to new customers increase both domestically and internationally, we expect that our dependence on the RBOCs for a large portion of our revenue will continue to decrease in 2006 and beyond.
     Because our cable products generate lower margins than our proprietary MCU and software offerings, an increase in the percentage of our sales of cable-related products relative to our traditional products will result in lower profitability. Furthermore, as consolidations within the cable industry and the adoption of the DOCSIS standards have caused and could continue to cause pricing pressure as competitors lower product pricing, our revenues have been and may continue to be adversely affected. Although we are developing DOCSIS-based hardware and our relationship with Alpha is one that we believe will prominently position us to succeed in the marketing of DOCSIS-based products, these products generate lower margins than have historically been generated by our proprietary technology. As a result, as our business shifts from our higher margin proprietary products to lower margin cable offerings and standardized products for which we have increased competition, we expect to see some negative effect on our profitability. We are working on strategies to offset these lower margins by offering additional feature sets to our DOCSIS-based products that we believe will allow us to maximize profitability and build upon an embedded base of core technology.
     Even with the adoption of DOCSIS by many cable providers, we believe that there still is value in our proprietary Cheetah status monitoring systems, especially for those customers who have already made significant investments in our cable products. Nevertheless, the further evolution of cable industry standards could and likely will eliminate the need for some of these proprietary products.
Increased International Sales
     Because of the incompatibility of some of our products with the various technological standards employed abroad, including the MCU, our revenues from international sources historically have been immaterial. In response, during 2003, we reduced our international marketing staff. Since our MCU products are designed to meet the specifications of the hybrid copper-fiber network in the United States, they have limited applications in the international markets. Our LoopCare software products used in combination with DigiTest or EDGE, however, has utility for international customers. Through our original equipment manufacturer (OEM) relationship with Lucent, our LoopCare products have been sold internationally in conjunction with purchases of Lucent hardware. Of particular note is our recent successes with Lucent Technologies executing on a substantial piece of business in Saudi Arabia, in addition to a contract with a customer in South Africa, our revenue from international customers was 23% of our total revenue in 2005 compared to 8% in the prior year. Our international sales are primarily in three geographic areas: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $4.2 million, sales for EMEA were $10.7 million and sales in Asia were $0.4 million for the year ended December 31, 2005.
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
Other Company Trends
     In addition to the industry and product trends that we have already discussed, our operating results have fluctuated and may continue to fluctuate from time to time as a result of various other factors, including the timing of orders from, shipments to, and acceptance of software by, the RBOC customers and significant international and independent telephone companies. This timing is particularly sensitive to various business factors unique to each of our larger customers, including their relationships with various organized labor groups and a continuing tendency to place large orders for shipment of hardware and software toward the end of a quarter, which may result in orders placed in one quarter not being filled until the next period. In addition, the markets for some of our products, such as LoopCare and DigiTest, are highly competitive. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.
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
Application of Critical Accounting Policies
     Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The application of certain of these accounting principles is more critical than others in gaining an understanding of the basis upon which our financial statements have been prepared. We deem the following accounting policies to involve critical accounting estimates:
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
Intangible Assets and Goodwill
     We had net intangible assets of $39.5 million, capitalized software of $4.1 million and goodwill of $21.6 million at December 31, 2005 primarily resulting from the acquisitions of the LoopCare and Cheetah businesses in September 2001 and February 2003, respectively. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets not be amortized for financial reporting purposes. Finite lived intangible assets are generally amortized on a straight-line basis, with the exception of any customer base assets and software related intangible assets. The customer base assets are amortized utilizing an accelerated method which reflects the pattern in which the economic benefits of the customer base asset are consumed or otherwise used. Software related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
     In connection with the assets acquired in the LoopCare transaction, intangible assets of $45.1 million were identified with residual goodwill of $16.9 million. These include Developed Product Software valued at $7.3 million and LoopCare Base Software valued at $4.5 million. Both were determined to have finite useful lives of five years and ten years, respectively and are being amortized over those periods. Also identified were intangible assets related to the LoopCare trade name of $1.3 million and Post-Warranty Service Agreements of $32.0 million. Because of the longevity of the LoopCare trade name and the stability, level of embedment, and unique dependence of the RBOCs on the post warranty maintenance services, these intangible assets were determined to have indefinite useful lives at the acquisition date. With regard to the Post-Warranty Maintenance Service Agreements, during the fourth quarter of 2005 management determined that events and circumstances which supported the indefinite life of this asset had changed. More specifically, during the fourth quarter of 2005 one of the Company’s key customers disclosed that its FTTP initiative had exceeded 5% of its subscriber base, which indicates that the intangible asset related to the Post-Warranty Service Agreements may not have an indefinite useful life. This development as well as circumstances surrounding recent post-warranty contract renewals, on a combined basis led the Company to conclude that in accordance with SFAS No. 142 a finite useful life should be assigned and the intangible asset should be amortized on a prospective basis beginning October 1, 2005. Management currently believes that the hybrid fiber/copper network currently deployed by the RBOCs, which is tested by the underlying LoopCare Base Software, will exist for at least an additional 50 years. Management has therefore assigned a useful life to this asset of 50 years.
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
     Sensitivity Analysis:
     Certain portions of the telecom market serviced by the Company’s products are evolving and, when appropriate, management reviews the impact of such changes on the key assumptions underlying the valuation of each of its intangible assets. Technological advances, as well as potential changes in strategic direction by any of the Company’s key telecom or cable customers, could result in an impairment or substantial reduction in one or more of the estimated lives over which the respective intangible asset(s) is/are currently being amortized. The following table lists intangible assets with a remaining life at December 31, 2005 of at least one year and that have a net book value exceeding $0.1 million:

	Years
			Carrying	2006
	Original	Remaining Life	Value at	Projected
Asset Description	Life	at 12/31/05	12/31/05	Amortization
LoopCare
Base Software	10	5.75	$2.6	$0.5
Post-Warranty Maintenance Service Agreements	50	49.75	31.8	0.6

Cheetah
Base Software	10	7	2.1	0.3
Proprietary Technology	10	7	0.7	0.1
Customer Base	15	12	2.2	0.3

Other
Exclusivity Agreement	5	3.25	0.5	0.1

			$39.9	$1.9

          In the event that the Company would reevaluate the above estimated useful lives in the future due to changed events and circumstances, annual amortization would increase based on the respective intangible asset’s carrying value and revised remaining useful life.
     Reviews for Impairment:
     Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are reviewed for impairment at least annually or more frequently if events or changes in circumstance indicate that the carrying value of such assets may not be recoverable. During these reviews for impairment of indefinite lived assets, other than goodwill, we review any changes in facts and circumstances which would impact the estimated useful life of the asset. We perform our annual impairment tests on December 31st of each year. With respect to goodwill, we have determined that we have one reporting unit. At December 31, 2005, we based our goodwill impairment test on a comparison of the fair value, which we estimated based on our market capitalization and an estimated control premium to the Company’s book value. Our goodwill impairment test indicated no impairment in 2005 or in prior years. Indefinite lived intangible assets are valued using the relief from royalty method with no residual value. For indefinite lived intangible assets, our annual impairment tests indicated no impairment and the results of our review of useful lives, based on current events and circumstances, continue to support the indefinite lives.

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
     This testing relative to impairments involves critical accounting estimates. We relied upon our financial plan for 2006 and best estimates of revenues and cash flows for later years in measuring current values; however, these expectations may not be realized and future events and market conditions might indicate material impairment of value that could result in material charges to net income. Such a future situation would not, however, in and of itself affect our cash flow or liquidity.
     In addition, during the third quarter of 2005, we recorded an impairment charge of $0.4 million related to software acquired in 2004 that no longer was considered a part of the Company’s product strategy going forward. This charge is reflected in amortization expense.
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
     The expense for slow moving and obsolete inventory was $0.2 million, $0.3 million and $0.8 million for 2003, 2004 and 2005, respectively. The valuation reserves decreased by $0.9 million in 2003 and remained flat in 2004 and increased in 2005 by $0.5 million to a balance of $2.0 million at December 31, 2005. Inventory physically scrapped was $1.1 million, $0.3 million and $0.3 million in 2003, 2004 and 2005, respectively.
Allowance for Doubtful Accounts
     Our accounts receivable balance, net of allowance for doubtful accounts was $9.5 million as of December 31, 2005, compared with $10.7 million as of December 31, 2004. The allowance for doubtful accounts as of December 31, 2005 was $0.5 million, compared with $0.8 million as of December 31, 2004. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current conditions that may affect a customer’s ability to pay.
     Our provision (credit) for doubtful accounts was $0.4 million, ($0.2) million and $0.1 million for fiscal 2003, 2004, and 2005, respectively. In fiscal 2004, we recorded a credit for doubtful accounts as a result of the improvement in collectibility of specific customer accounts due to increased credit quality and resolution of disputes. During 2005, in conjunction with our final settlement with JDS Uniphase regarding the Cheetah acquisition, we removed a fully reserved receivable of approximately $0.4 million from both accounts receivable and the allowance for doubtful accounts. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and an additional allowance could be required, which could have an adverse impact on our revenue.
Income Taxes
     We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. As of December 31, 2005, we have net deferred tax liabilities recorded of $1.3 million. As of December 31, 2004, we had net deferred tax liabilities of $0.7 million. We have evaluated all deferred tax assets based on our current outlook and believe all remaining assets will be utilized. Additionally, during 2004, we reviewed the components of our tax contingency reserve and reduced the liability by $0.8 million. This represented a change in estimate based on a tax audit of earlier years and on evaluation of current circumstances. The impact of the state net operating loss carryforwards, discussed below, state valuation allowance and the review of our tax contingency reserves resulted in a net charge of $0.3 million during 2004. Net deferred tax assets are expected to continue to decrease in future years. The timing of the reversal of the deferred tax liabilities and to a large extent the deferred tax assets are dependent upon uncertain future events and cannot be assumed to occur in the same tax years.
     The state net operating loss carryforward relates primarily to tax losses arising in 2000, a year in which the Company had significant tax deductions arising from stock option exercises. The majority of this carryforward is subject to state laws that allow a 20-year carry forward period with a $2.0 million limit on deductions in each year. Future realization of the recorded tax assets resulting from both timing differences and carryforward losses is dependent upon the existence of sufficient taxable income in future years. During 2004, we evaluated our ability to use net operating losses in the states of Pennsylvania and New York. Based on our review and expectations of future state losses we have established 100% reserve against these state net operating losses. During 2005, we determined that a valuation allowance of $0.2 million was required related to our ability to use net operating losses for various states.
     SFAS No. 109 requires that a valuation allowance be recorded against a deferred tax asset when it is more likely than not that some or all of that deferred tax asset will not be realized and, accordingly, as of December 31, 2005, we have recorded $2.0 million in valuation allowances against the state tax carryforward deferred tax assets. We believe that the recent business climate in the telecommunications industry is not permanent, however, based on our current tax structure we believe it is more likely than not that these net operating losses will not be realized in future years. The Company had a federal taxable loss in 2004 and has carried this loss back to 2002. During 2005, the Company had federal taxable income and we expect to have federal taxable income in future years.
Warranty
     We provide warranty coverage on our various products. Terms of coverage range from up to one year on software to two to five years for hardware products. We review products returned for repair under warranty on a quarterly basis and adjust the accrual for future warranty costs based upon cumulative returns experience. We also evaluate special warranty problems for products with high return rates to correct the underlying causes and, where deemed necessary, to provide additional warranty expense for expected higher returns of these products. Warranty costs associated with software sales are also accrued based on the projected hours to be incurred during the warranty period (normally three months). The accounting for warranty costs involves critical estimates and judgments that can have a material effect on net income. The warranty accrual increased by $0.2 million in 2003, decreased by $0.1 million in 2004, and increased $0.1 million in 2005. The balance at December 31, 2005 was $2.2 million.
     These areas involving critical accounting estimates are periodically reviewed and discussed with the Audit Committee of our Board of Directors.
Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Revenue
     Revenue for the year ended December 31, 2005 was $66.3 million, an increase of $3.5 million or 5.6% from our revenue of $62.8 million for the year ended December 31, 2004. The increase in sales was largely associated with our DigiTest products which related to our deployment of broadband products in Saudi Arabia and South Africa.
     Sales of our MCU product line in 2005 were $15.6 million, compared to $21.1 million in the previous year, which represents a decrease of approximately $5.5 million, or 26.1%. Although sales of our MCU products to all four RBOCs declined from 2004 to 2005, the most significant declines were experienced with at&t (formally SBC) whose sales declined by $1.7 million in 2005, and Verizon which purchased $3.4 million less in 2005. However, we expect that MCU sales will decline over time primarily due to the continuing maturation of this product line, the RBOCs’ trend of limiting capital spending in their traditional POTS networks and the evolution of the transmission network towards end-to-end fiber. The MCU product line accounted for approximately 23.5% of 2005 revenue, compared to 33.5% of our 2004 revenue.
     Sales of the Company’s DigiTest system product line in 2005 were approximately $17.8 million, an increase of approximately $10.1 million, or over 100% increase from the prior year. As indicated above, sales of our DigiTest product were favorably affected impacted by projects in Saudi Arabia and South Africa. We also had increased sales of our DigiTest product to various CLEC customers who continue to grow their transmission networks. DigiTest sales accounted for approximately 26.8% of 2005 revenue, compared to 12.3% of our 2004 revenue.
     Sales of stand-alone LoopCare software products in 2005 were approximately $2.8 million, representing a $1.6 million, or 36%, decrease compared to 2004. LoopCare revenue for separate RTUs reflected lower sales to RBOC customers offset, in part, by right to use software fees generated from our project in Saudi Arabia.
     Services revenue consists of installation oversight and product management services provided to customers and fees from LoopCare and Cheetah software maintenance agreements. Service revenues were approximately $13.8 million in 2005 compared to $13.0 million in 2004. Services revenues accounted for approximately 20.8% of 2005 revenues, compared to 20.7% of 2004 revenues.
     Overall sales of cable hardware and software products were $16.3 million in 2005, a decrease of $0.4 million or 2.4% from the prior year. The decrease is due to substantial orders of Cheetah Light product in 2004 which satisfied that one customer’s embedded base testing needs; such orders were therefore not repeated in 2005. Overall sales of cable hardware and software products were 24.6% of 2005 revenue, down from 26.6% of 2004 revenue.
Gross Profit
     Gross profit for 2005 was $34.7 million compared to $34.2 million for 2004, an increase of approximately 1.3%, from the previous year. The overall increase in gross profit resulted primarily from increased sales levels. Gross profit as a percentage of revenue declined to 52.3% for 2005 from 54.5% for 2004. During the third quarter of 2005, we recorded an impairment charge of $0.4 million related to software acquired in 2004 that we no longer consider to be a part of our product strategy going forward. Gross margin in 2005 as a percentage of sales declined due to increased cable market DOCSIS-based product sales which carry a lower margin as well as lower sales of separate LoopCare RTU’s between periods.
Selling and Marketing Expenses
     Selling and marketing expenses consist primarily of personnel costs as well as commissions and travel expenses of direct sales and marketing personnel, and costs associated with various promotions and related marketing programs. Selling and marketing expenses for 2005 were $8.9 million, or 13.4% of revenues, compared to $9.5 million, or 15.1% of revenues for 2004. The decrease in selling and marketing expenses is related to decreases in salaries and wages of $0.2 million, commission costs of $0.1 million and a decrease in travel expenses of $0.1 million.
General and Administrative Expenses
     General and administrative expenses consist primarily of personnel costs for finance, administrative and general management personnel as well as accounting, legal and insurance expenses. General and administrative expenses for 2005 were $7.5 million, or 11.3% of revenue, compared to $7.3 million, or 11.7% of revenues for 2004. The increase of 1.9%, is primarily attributed to a decrease of $0.4 million in professional services, partially offset by a $0.3 million increase in salaries and wages. The decrease in professional services is attributed to lower audit fees and consulting costs associated with Sarbanes Oxley 404 compliance from those we experienced in 2004.
Research and Development Expenses
     Research and development expenses consist primarily of personnel and other costs associated with the development of new products and technologies, including DigiTest, next generation Cheetah hardware and software and LoopCare software. Research and development expenses for 2005 were $14.1 million, or 21.2% of revenue, compared to $15.8 million, or 25.1% of revenue for 2004. This decrease of $1.7 million was due to a decrease in salaries and wages of $0.6 million associated with a cost alignment program implemented in July of 2004.
Retirement/Severance and related expenses
     On January 17, 2005, the Company entered into an Agreement with Christian L. Allison, the Company’s Former Chief Executive Officer and former member of the Board of the Company (the “Agreement”). Under the terms of the Agreement, Mr. Allison resigned effective as of January 18, 2005 (the “Retirement Date”), as director and executive officer of the Company and any and all other positions he held with the Company or its subsidiaries or other affiliates.
     Mr. Allison received the following separation payments: (a) an amount equal to the sum of (i) Mr. Allison’s base salary through the Retirement Date to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Allison as of the Retirement Date to the extent not then paid; (b) two times his contractual base salary of $0.3 million for a total of $0.6 million; and (c) a lump sum payment of $0.1 million. The Company will pay all premiums on behalf of Mr. Allison to continue medical insurance for his immediate family through the second anniversary of the Retirement Date. Additionally, the Company has agreed to continue to indemnify, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Retirement Date, for Mr. Allison’s actions taken or omissions occurring at or prior to the Retirement Date. The Company also agreed to pay up to $50,000 of the reasonable fees and expenses of Mr. Allison’s legal counsel incurred in connection with the negotiation and execution of the Agreement. The Company recorded a total charge in the first quarter of 2005 related to Mr. Allison’s retirement of approximately $0.8 million.
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
     During the third quarter of 2004, we implemented a cost reduction program that eliminated approximately 50 positions and resulted in a charge of $0.3 million in 2004. The cost reduction program was the result of a slowing MCU sales environment due primarily to the maturing of its product life cycle, a decrease in deployment of DLC systems as a result of loss of lines to competitors, as well as a shift of spending away from traditional POTS to new fiber-based network. Additionally, the delay in deployment of DigiTest and DigiTest EDGE and shift in the product mix to products with lower gross margins were additional factors in the cost reduction programs.
Other Income
     Other income, which consisted primarily of interest income, was $1.4 million for 2005 an increase of $0.9 million over 2004. The increase is primarily attributed to increased funds available for investment as well as increased interest rates during 2005.
Provisions for Income Taxes
     The Company’s effective tax rate for 2005 was 27.0% of pre-tax income, compared to a 50.0% rate in 2004. The 2005 effective rate reflects the effects of higher levels of non-taxable interest income, as well as the effects of the extra territorial income exclusion (ETI). The effective rate for 2004 is substantially higher and is related the establishment of a full valuation allowance against certain state net operating losses which resulted in a charge of $1.1 million to income tax expense in 2004. This was partially offset by our review of the components of our tax contingency reserve which resulted in a $0.8 million reduction of the reserve in 2004. This represented a change in estimate based on a tax audit of earlier years. The net impact of the state net operating loss carryforwards, state valuation allowances and review of our tax contingency reserves resulted in a net charge to income tax expense of $0.3 million in 2004. During 2005,we determined that a valuation allowance of $0.2 million was required related to our ability to use net operating losses for various states.
Net Income and Earnings Per Share
     For the year ended December 31, 2005, net income was $3.5 million compared to $0.9 million for the year ended December 31, 2004, an increase of $2.6 million. Diluted earnings per common share were $0.27 for 2005 versus $0.07 for 2004. Diluted weighted average shares of common stock and equivalents outstanding were 13.2 million in 2005 compared to 13.3 in 2004. As a percentage of revenues, net income for 2005 increased to 5.3% from 1.5% in 2004.
Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
Revenue
     Revenue for the year ended December 31, 2004 was $62.8 million, a decrease of $2.3 million or 3.5% from our revenue of $65.1 million for the year ended December 31, 2003. The decrease in revenue resulted primarily from further erosion in unit volume sales of traditional MCU products, partially offset by an increase in DigiTest products and LoopCare software sales and maintenance services. Sales of our MCU product line in 2004 were $21.1 million, a decrease of approximately $4.3 million, or 17.0%, from the results of the previous year. This decrease in sales was associated primarily with two of the four RBOC customers. Qwest purchased $2.2 million less from us in 2004 than in 2003, and SBC purchased $1.7 million less in 2004 than 2003. Although declining, we do expect MCU sales for the foreseeable future to continue to account for a meaningful portion of the Company’s revenue. However, we expect that MCU sales will decline over time due to the continuing maturation of this product line, the RBOCs trend of limiting capital spending in their traditional POTS networks and the evolution of the transmission network towards end to end fiber. The MCU product line accounted for approximately 33.5% of 2004 revenue, down from 39.0% of our 2003 revenue.
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
Gross Profit
     Gross profit for 2004 was $34.2 million compared to $35.4 million for 2003, a decrease of $1.2 million, or 3.4%, from the previous year. The overall decrease is gross profit resulted primarily from decreased sales levels and product sales mix. Gross profit as a percentage of revenue remained stable at 54.5% for 2004 and 2003. Despite the decline in revenue from 2003, gross margin in 2004 as a percentage of sales remained level due to several offsetting factors including increased LoopCare RTU sales and the nature of the product mix of hardware sales.
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
Provisions for Income Taxes
     The Company’s effective tax rate for 2004 was 50.0% of pre-tax income, compared to a 37.9% rate in 2003. The significant change in the effective rate is related to the establishment of a full valuation allowance against certain state net operating losses. The state net operating loss carryforwards and valuation allowance resulted in a charge of $1.1 million to income tax expense. This was partially offset by a $0.8 million reduction of tax contingency reserves due to a change in estimate based on a tax audit of earlier years. The net impact of the state net operating loss carryforwards, state valuation allowances and review of our tax contingency reserves resulted in a net charge to income tax expense of $0.3 million.
Net Income and Earnings Per Share
     For the year ended December 31, 2004, net income was $0.9 million compared to $2.8 million for the year ended December 31, 2003, a decrease of $1.9 million, or 67.6%. Diluted earnings per common share were $0.07 for 2004 verses $0.22 for 2003. Diluted weighted average shares of common stock and equivalents outstanding were 13.3 million in 2004 and in 2003. The decrease in the diluted weighted average shares of common stock and equivalents outstanding is primarily the result of a reduction in the dilutive effect of outstanding stock options related to the decrease in weighted average share price of the Company’s common stock. As a percentage of revenues, net income for 2004 decreased to 1.5% from 4.3% in 2003.
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
Liquidity and Capital Resources
     Cash and cash equivalents and short-term investments increased from $51.2 million at December 31, 2004 to $67.4 million at December 31, 2005. We have continued to generate sufficient cash flow from the operations to sustain our capital spending and to fund our business acquisitions. The $67.4 million of cash, cash equivalents and short-term investments are unrestricted and available for corporate purposes, including acquisitions, research and development and other general working capital requirements. We had working capital of $80.8 million as of December 31, 2005, an increase of $10.0 million or 14.1% from the $70.8 million of working capital as of December 31, 2004. The increase in working capital is largely a result of a $16.3 million increase in cash and short term investments generated from our operating performance, a $1.7 million increase in accrued expenses and income taxes payable, offset by decreases in inventory.

     Overall, we generated cash from operating activities of $16.5 million in 2005 compared to $5.7 million in 2004. The increase in cash flow is attributed to stronger earnings from operations, as well as a $2.4 million decrease in inventory during 2005 due to strong sales in the fourth quarter of 2005 that drove inventory levels lower. Net cash used in investing activities decreased $4.4 million in 2005 due to lower capital expenditures, a reduction in purchases of other assets and the settlement of the final purchase price of the Cheetah acquisition. We made capital expenditures including capitalized software of $2.8 million, $2.8 million and $1.0 million in the three years ended December 31, 2003, 2004 and 2005, respectively. Our 2003 capital expenditures were primarily related to providing supplies, office and computer equipment for our Sarasota location. Our 2004 and 2005 expenditures were primarily related to ongoing business requirements. Planned capital expenditures for 2006 are approximately $3.0 million, including projects for test fixtures, development system, and computer and office equipment.
     The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”) with a bank. Under the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions. The Facility contains certain standard covenants with which we must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. A maximum leverage ratio restricts our total borrowings to approximately $24.0 million during the first quarter of 2006. Commitment fees are payable quarterly at an annual rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with our acquisition of the Cheetah product line to adjust the determination of base net worth. As of December 31, 2005 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.
     On December 15, 2005, our Board of Directors authorized the continuation of a share repurchase program which expired on December 31, 2004. Under this extension, we may repurchase a total of one million shares of our common stock before December 31, 2006. Since the initial repurchase program was instituted in April 1997, the Company has repurchased 461,800 shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. At our discretion we will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments. As of December 31, 2005 and through the 10-K filing date, no shares have been purchased.
     The impact of inflation on both the Company’s financial position and the results of operations has been minimal and did not adversely affect our 2005 results and is not expected to adversely affect our 2006 results. Our financial position enables us to meet our cash requirements for operations and capital expansion programs.
Recent Development
     On February 8, 2006, the Company announced it had reached a definitive agreement to purchase the test system business unit of Emerson Network Power, Energy Systems, North America, Inc. In accordance with the agreement, Tollgrade was to acquire substantially all of the assets and assume certain liabilities of this business in a transaction valued at approximately $5.5 million, subject to adjustments based on the business’ net assets at closing. On February 24, 2006, the Company announced that it completed the acquisition, for the approximately $5.5 million purchase price, subject to adjustment. The customer base of this unit is largely international, and its workforce is comprised of thirteen employees who joined the Company upon the closing of the transaction.
Off-Balance Sheet Arrangements
     As a matter of policy, we do not engage in transactions or arrangements with unconsolidated or other special purpose entities.
Related Party Transaction
     Gregory Quiggle was hired by the Company as Executive Vice President of Marketing on August 13, 2001. In connection with the recruitment of Mr. Quiggle, the Company made a loan to Mr. Quiggle in the amount of $210,000 pursuant to a Promissory Note (the “Note”) with interest accruing at 5% per annum. On August 20, 2001, Mr. Quiggle made a payment toward the principal balance of the Note in the amount of $48,000, thereby reducing the outstanding principal balance of the Note to $162,000. Beginning in 2003, Mr. Quiggle has made payments of principal and interest that further reduced the balance of the Note to $153,000 as of December 31, 2005. The remaining outstanding balance of the Note is due and payable on or before the earlier of (i) May 2, 2008, (ii) the date of termination of Mr. Quiggle’s employment with the Company, or (iii) the date that Mr. Quiggle sells or otherwise transfers ownership of all or a portion of 40,200 shares of common stock of originally issued by Acterna LLC, which shares are being held by the Company as collateral for payment of the Note. Presently, the shares of stock being held as collateral have no value. The Note has not been modified since its issuance.
Commitments and Contractual Obligations
The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for the Cheswick facility expires on June 30, 2007 and may be extended for an additional two years. The office leases for the Bridgewater facility and the Sarasota facility expire on January 21, 2007 and April 28, 2008, respectively. The Company is also involved in various month-to-month leases for research and development and office equipment at all three locations. In addition, all three of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments, none of these commitments are material.
Included in the commitment schedule below are certain purchase obligations primarily arising from non-cancelable, non-returnable agreements with materials vendors. Additionally, the Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase up to $1.0 million of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. This liability has been recorded in the consolidated balance sheet as the Company has a legal obligation to purchase this inventory as of December 31, 2005. The recording of this obligation in the financial statements did not result in a change to the Consolidated Statements of Operations. We fully expect to utilize this inventory during the normal course of business and have not recorded any reserve related to this specific item.
Minimum annual future commitments as of December 31 are (in thousands):

	Payments due by period
2005	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	2,197	1,312	828	57	—

Purchase Obligations	372	364	8	—	—

Total	2,569	1,676	836	57	—

	Payments due by period
2004	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	3,072	1,583	1,343	146	—

Purchase Obligations	1,326	1,283	43	—	—

Total	4,398	2,866	1,386	146	—

The lease expense was $1.5 million, $1.6 million and $1.6 million in 2003, 2004 and 2005, respectively.
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
Key Ratios
     The Company’s days sales outstanding in trade accounts receivable were 67 and 55 days at December 31, 2004 and 2005, respectively. The decrease is a result of the timing of cash collections. The Company’s inventory turnover ratio was 2.4 at December 31, 2004 and 2.8 at December 31, 2005. The increase is a result of additional sales during 2005. Both of these ratios are determined based on twelve month moving averages.
RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges...” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The adoption of this statement will not have a material impact on its financial condition or results of operations.
     In December 2004, the FASB issued Statement No. 123(R), “Shared-Based Payment”. Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the date of the grant and recording such expense in the consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Beginning on January 1, 2006, the Company will record compensation expense for unvested stock option awards over the future periods in which the awards vest. We are currently evaluating the impact of the adoption of Statement 123(R).

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

Item 8. Financial Statements and Supplementary Data
Statements of Operations Data by Fiscal Quarter (Unaudited) (dollars in Thousands)
The following tables present unaudited quarterly operating results for each of the Company’s last eight fiscal quarters as restated and as originally reported. The interim financial information for the year ended December 31, 2004 and for each quarter ended March 26, 2005, June 25, 2005 and September 24, 2005, has been restated to reflect the matters discussed in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. This information has been prepared by the Company on a basis consistent with the Company’s audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of the data. Such quarterly results are not necessarily indicative of the future results of operations.

	March 27,	June 26,	Sept. 25,	Dec. 31,	March 26,	June 25,	Sept. 24,
	2004	2004	2004	2004	2005	2005	2005	Dec. 31,
	Restated	Restated	Restated	Restated	Restated	Restated	Restated	2005
Revenue	17,607	15,466	13,638	16,107	14,275	17,092	16,802	18,150
Gross profit	10,108	7,540	7,475	9,112	6,713	9,270	8,762	9,937

Net income (loss)	$992	$(280)	$(378)	$580	$(845)	$1,055	$1,471	$1,837

Earnings (Loss) Per Share Information
Weighted average shares
Basic	13,120	13,132	13,148	13,141	13,161	13,161	13,162	13,185
Diluted	13,352	13,132	13,148	13,225	13,161	13,168	13,221	13,275
Basic	$0.08	$(0.02)	$(0.03)	$0.04	$(0.06)	$0.08	$0.11	$0.14
Diluted	$0.07	$(0.02)	$(0.03)	$0.04	$(0.06)	$0.08	$0.11	$0.14

	2004 As Originally Reported				2005 As Originally Reported
	March 27,	June 26,	Sept. 25,	Dec. 31,	March 26,	June 25,	Sept. 24,	Dec. 31,
Revenues:	17,607	15,466	13,638	16,107	14,275	17,092	16,802	18,150
Gross profit	10,260	7,692	7,627	9,264	6,887	9,444	8,937	9,937

Net income (loss)	$1,080	$(135)	$(274)	$674	$(731)	$1,168	$1,584	$1,837

Earnings (Loss) Per Share Information:

Weighted average shares
Basic	13,120	13,132	13,148	13,141	13,161	13,161	13,162	13,185
Diluted	13,352	13,132	13,148	13,225	13,161	13,168	13,221	13,275
Net income (loss) per common share:
Basic	$0.08	(0.01)	(0.02)	$0.05	$(0.06)	$0.09	$0.12	$0.14
Diluted	$0.08	(0.01)	(0.02)	$0.05	$(0.06)	$0.09	$0.12	$0.14

During the fiscal quarter ended March 26, 2005, the Company recorded a $0.8 million severance change related to the retirement of the Company’s former Chief Executive Officer.
During the fiscal quarter ended September 24, 2005, the Company recorded an impairment charge of $0.4 million related to software that was no longer part of the Company’s strategy.

Financial Statements and Supplementary Data.

* Not part of audited financial information

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tollgrade Communications, Inc.:
We have completed integrated audits of Tollgrade Communications, Inc’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tollgrade Communications, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2, the Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 2, 2006

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
In thousands (except par value)

	December 31, 2004
ASSETS	Restated	December 31, 2005

Current assets:
Cash and cash equivalents	$32,622	$49,421
Short-term investments	18,537	18,010
Accounts receivable:
Trade, net of allowance for doubtful accounts at $754 in 2004 and $465 in 2005	10,691	9,456
Other	106	1,406
Inventories	12,941	9,934
Prepaid expenses and deposits	2,543	1,397
Refundable income taxes	964	652
Deferred tax assets	1,143	1,151

Total current assets	79,547	91,427
Property and equipment, net	7,860	6,390
Deferred tax assets	197	46
Intangibles	40,518	39,517
Goodwill	22,220	21,562
Capitalized software costs, net	6,453	4,099
Receivable from officer	156	153
Other assets	194	135

Total assets	$157,145	$163,329

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,087	$1,262
Accrued warranty	2,081	2,220
Accrued expenses	1,735	2,579
Accrued salaries and wages	718	660
Accrued royalties payable	451	581
Income taxes payable	169	869
Deferred income	2,461	2,450

Total current liabilities	8,702	10,621
Deferred tax liabilities	2,042	2,447

Total liabilities	10,744	13,068
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares, 10,000; issued shares, -0- in 2004 and 2005	—	—
Common stock, $ .20 par value—authorized shares, 50,000; issued shares, 13,623 in 2004 and 13,664 in 2005	2,725	2,733
Additional paid-in capital	71,135	71,469
Treasury stock, at cost, 462 shares in 2004 and 2005	(4,791)	(4,791)
Retained earnings	77,332	80,850

Total shareholders’ equity	146,401	150,261

Total liabilities and shareholders’ equity	$157,145	$163,329

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
In thousands (except per share data)

	Years Ended December 31,
	2003	2004
	Restated	Restated	2005

Revenues:
Products	$52,802	$49,770	$53,007
Services	12,298	13,048	13,312

	65,100	62,818	66,319
Cost of sales:
Products	22,966	22,191	24,326
Services	3,766	3,768	3,883
Amortization	2,919	2,624	3,004
Impairment	—	—	424

	29,651	28,583	31,637

Gross profit	35,449	34,235	34,682

Operating expenses:
Selling and marketing	9,388	9,483	8,882
General and administrative	6,997	7,346	7,486
Research and development	14,925	15,756	14,079
Severance and related expense	—	269	775

Total operating expense	31,310	32,854	31,222

Income from operations	4,139	1,381	3,460
Other income:
Interest income	400	447	1,359

Total other income	400	447	1,359

Income before income taxes	4,539	1,828	4,819
Provision for income taxes	1,719	914	1,301

Net income	$2,820	$914	$3,518

EARNINGS PER SHARE INFORMATION:

Weighted average shares of common stock and equivalents:
Basic	13,106	13,141	13,168
Diluted	13,313	13,253	13,217

Net income per common share:
Basic	$0.22	$0.07	$0.27
Diluted	$0.21	$0.07	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
In thousands

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance, December 31, 2002 – as originally reported	—	—	13,553	2,711	70,489	(4,791)	73,947	142,356
Restatement - adjustments (Note 2)	—	—	—	—	—	—	(349)	(349)

Balance at December 31, 2002- as restated	—	—	13,553	2,711	70,489	(4,791)	73,598	142,007

Exercise of common stock options	—	—	27	5	243	—	—	248

Tax benefit from exercise of stock options	—	—	—	—	77	—	—	77

Net income-restated	—	—	—	—	—	—	2,820	2,820

Balance at December 31, 2003 - restated	—	—	13,580	2,716	70,809	(4,791)	76,418	145,152

Exercise of common stock options	—	—	43	9	261	—	—	270

Tax benefit from exercise of stock options	—	—	—	—	65	—	—	65

Net income-restated	—	—	—	—	—	—	914	914

Balance at December 31, 2004 - restated	—	—	13,623	$2,725	$71,135	$(4,791)	$77,332	$146,401

Exercise of common stock options	—	—	41	8	291	—	—	299
Tax benefit from exercise of stock options	—	—	—	—	43	—	—	43

Net income	—	—	—	—	—	—	3,518	3,518

Balance at December 31, 2005	—	—	13,664	2,733	71,469	(4,791)	80,850	150,261

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (In Thousands)

	Years Ended December 31,
	2003	2004
	Restated	Restated	2005

Cash flows from operating activities:
Net income	$2,820	$914	$3,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,287	5,238	5,450
Tax benefit from exercise of stock options	77	65	43
Deferred income taxes	1,050	2,194	548
Provision for losses on inventory	(878)	(45)	545
Impairment of acquired intangible assets	—	—	424
Provision for allowance for doubtful accounts	441	(162)	(289)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable – trade	(1,750)	(1,274)	1,524
(Increase) decrease in accounts receivable – other	30	16	(1,300)
Decrease (increase) in inventories	5,117	(1,741)	2,462
Decrease (increase) in prepaid expenses deposits and other assets	(93)	(1,027)	1,208
Refund (utilization) of income taxes paid	253	(581)	312
Increase in accounts payable	508	79	175
Increase (decrease) in accrued warranty	(55)	(69)	139
Increase (decrease) in accrued expenses and deferred income	(568)	3,127	1,012
Increase in accrued royalties payable	73	56	130
(Decrease) increase in accrued salaries and wages	368	(194)	(58)
Increase (decrease) in income taxes payable	327	(850)	700

Net cash provided by operating activities:	13,007	5,746	16,543

Cash flows from investing activities:
Purchase of investments	(4,936)	(15,246)	(19,340)
Redemption/maturity of investments	6,640	14,333	19,867
Capital expenditures, including capitalized software	(2,800)	(2,826)	(1,049)
Investments in other assets	—	(715)	—
Purchase of Cheetah	(14,899)	—	479

Net cash used in investing activities:	(15,995)	(4,454)	(43)

Cash flows from financing activities:
Proceeds from the exercise of stock options	248	270	299

Net cash provided by financing activities:	248	270	299

Net increase (decrease) in cash and cash equivalents	(2,740)	1,562	16,799

Cash and cash equivalents at beginning of period	$33,799	$31,060	$32,622

Cash and cash equivalents at end of period	$31,059	$32,622	$49,421

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$14	$29	—
Supplemental disclosure of non-cash financing activity:
Final purchase price adjustment	$212	—	179

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
USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The actual results experienced by the Company could differ from those estimates.
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. We report our quarterly results for the first three interim periods based on fiscal quarters ending March 26, 2005, June 25, 2005 and September 24, 2005 and for the fourth interim period ending on December 31, 2005.
CASH AND CASH EQUIVALENTS
The Company considers highly liquid investments with a maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained at one financial institution. No collateral or security is provided on these deposits, other than $100,000 of deposits which is insured by the Federal Deposit Insurance Corporation.
INVESTMENTS
Short-term investments at December 31, 2005 and 2004 primarily consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of more than three months and less than one year from the date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. A portion of the Company’s portfolio consists of auction rate securities. These instruments are classified as short-term investments and have original maturities that typically range from twenty to twenty-five years, but have an interest rate that resets every seven days. The market values of the instruments approximate cost. The primary investment purpose is to provide a return on investment of funds held for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.
The Company classifies its investment in auction rate securities as “available-for-sale”, however, the cost of these investments approximate fair value. All other debt securities are classified as “held to maturity.”
ALLOWANCE FOR DOUBTFUL ACCOUNTS
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customers’ ability to pay.
INVENTORIES
Inventories are stated at the lower of cost or market, on a first-in, first-out basis. Excess capacity is not included in the standard cost of inventory. We evaluate our inventories on a periodic basis for slow moving, excess and obsolete stock on hand. The carrying value of such inventory that is determined not to be realizable is reduced, in whole or in part, by a charge to cost of sales. The evaluation process relies in large part on a review of inventory items that have not been sold, purchased or used in production within a one-year period. Management also reviews, where appropriate, inventory products that do not meet this threshold but which may be unrealizable due to discontinuance of products, evolving technologies, loss of certain customers or other known factors. Inventory identified as obsolete is also discarded from time to time when circumstances warrant.
PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the relative lease term or the estimated useful life, whichever is shorter.
The cost of renewals and betterments that extend the lives or productive capacities of properties and equipment is capitalized. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property and equipment retired or otherwise disposed of and the related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in current operations. In accordance with SFAS No. 144, finite lived intangibles and their related useful lives are reviewed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable or the period of economic benefit has changed.
PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.

REVENUE RECOGNITION
     We market and sell test system hardware and related software to the telecommunications and cable television industries. The Company follows Staff Accounting Bulletin (SAB) 104, “Revenue Recognition” for hardware and software sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The bulk of our hardware sales are made to Regional Bell Operating Companies (RBOCs) and other large customers. Delivery terms of hardware sales are predominantly FOB origin. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue is deferred unless the Company can objectively determine delivery occurred before the end of the applicable reporting period. Revenue is recognized for these customers upon shipment against a valid purchase order. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers and/or those in weak financial condition.
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
GOODWILL AND INTANGIBLE ASSETS
     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that definite-lived intangible assets and goodwill be tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying value exceeds fair value. Each reporting period, we review current events and circumstances to determine whether they continue to support the indefinite lives. With respect to goodwill, we have determined that we have one reporting unit and perform our annual impairment test on December 31st of each year. At December 31, 2005, we based our goodwill impairment testing on a comparison of fair value, which we estimated based on our market capitalization and an estimated control premium, to the Company’s book value. Our goodwill impairment test indicated no impairment in 2005 or in prior years. Indefinite lived intangible assets are valued using the relief from royalty method with no residual value. For indefinite lived intangible assets, our annual impairment tests indicated no impairment and the results of our review of useful lives, based on current events and circumstances, continue to support the indefinite lives.

     The values assigned to finite lived assets were determined using a discounted cash flow model and no residual value. Furthermore, SFAS No. 142 requires purchased intangible assets with a finite life to be amortized over their useful lives using a methodology which reflects the pattern in which the economic benefit of the assets is consumed. Amortization of these assets is generally straight-line, with the exception of any customer base assets and software related intangible assets. The customer base assets are amortized utilizing an accelerated method which reflects the pattern in which the economic benefits of the customer base asset are consumed or otherwise used. Software related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
     In accordance with SFAS No. 144, finite lived intangibles and their related useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable or the period of economic benefit has changed. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the related asset or group of assets to estimated undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of an asset exceeds its fair value, which is generally estimated based on future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset exceeds the fair value of the asset. If the estimate of an intangible asset’s remaining useful life would be changed, the remaining carrying amount of the intangible asset would be amortized prospectively over the revised remaining useful life.
RESEARCH AND DEVELOPMENT COSTS
Research and development costs are charged to operations as incurred.
CAPITALIZED SOFTWARE COSTS
In accordance with the Statement of Financial Accounting Standards No. 86 “Accounting for Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”, any costs incurred to establish the technological feasibility of software to be sold or otherwise marketed are expensed as research and development costs. Costs incurred subsequent to the establishment of technological feasibility, and prior to the general availability of the product to the public are capitalized. Software related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life. The Company defines technological feasibility as coding and testing in accordance with detailed program designs. Such costs are being amortized over five years.
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
SEGMENT INFORMATION
The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information, Financial Reporting for Segments of a Business.” This statement establishes standards for reporting information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. The Company manages and operates its business as one operating segment.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Instruments and Certain Hedging Activities,” and SFAS No, 149, “Amendment of Statement 133 on Derivative Instruments and Hedging.” This statement establishes standards for reporting information about various derivative financial instruments and accounting for their change in fair value. The Company does not hold or issue derivative instruments for hedging purposes and, therefore, this standard does not have an effect on the consolidated financial position or results of operations of the Company.
RECLASSIFICATIONS
Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company has two stock-based employee compensation plans which are described more fully in Note 7. The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (”APB 25”). Under these provisions, stock-based employee compensation cost is not reflected in net income for any year, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost for these stock options based on the fair value method set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have reflected the pro forma amounts indicated in the following table:

	2003	2004
	Restated	Restated	2005

Net income, as reported	$2,820	$914	$3,518
Deduct: Total stock-based employee compensation expense based on the fair value method for all awards, net of related tax effects.	1,855	340	296

Pro forma net income	$965	$574	$3,222

Earnings per share:
Basic — as reported	$0.22	$0.07	$0.27
Basic — pro forma	$0.07	$0.04	$0.24

Diluted — as reported	$0.21	$0.07	$0.27
Diluted — pro forma	$0.07	$0.04	$0.24
The fair value of the stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for: expected volatility of 97.2% in 2003, 76.6% in 2004 and 72.1% in 2005; a risk-free interest rate of 2.1% in 2003, 3.2% in 2004 and 4.2% in 2005; and an expected holding period of 4.0 years for 2004 and 4.83 years for 2005. We have never paid any dividends on our common stock. Using the Black-Scholes option-pricing model, the weighted average fair value of stock options granted during 2003, 2004 and 2005, is $9.61, $6.85 and $5.25 per share, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges...” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The adoption of this statement will not have a material impact on its financial condition or results of operations.
     In December 2004, the FASB issued Statement No. 123(R), “Shared-Based Payment.” Statement 123(R) requires the measurement of all employee stock-based compensation awards using a fair value method as of the grant date and recording such expense in the consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Beginning on January 1, 2006, the Company will record compensation expense for unvested stock option awards over the future periods in which the awards vest. We are currently evaluating the impact of the adoption of Statement 123(R).
2. RESTATEMENT
The Company has restated its consolidated balance sheets at December 31, 2003 and 2004 and the consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2003 and 2004. In addition, the restatement affects the unaudited quarterly financial information for the year ended December 31, 2004 and the unaudited quarterly financial information for each of the first three quarters for the year ended December 31, 2005. The restated amounts for these quarters are presented in the “Statement of Operations Data by Quarter” in Item 8 of Form 10-K for the year ended December 31, 2005.
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
The effect of the adjustments on our financial statements for the fiscal years ended December 31, 2003 and 2004 is as follows (in thousands, except per share data):
BALANCE SHEET

	December 31, 2003	December 31, 2003	December 31, 2004	December 31, 2004
ASSETS	As Reported	As Restated	As Reported	As Restated

Current assets	$72,496	$72,496	$79,547	$79,547
Intangibles	44,500	40,518	45,108	40,518
Goodwill	19,340	22,220	19,340	22,220
Other assets	17,493	17,543	14,839	14,860

Total assets	$153,829	$152,777	$158,834	$157,145

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total current liabilities	$6,552	$6,552	$8,702	$8,702
Deferred tax liabilities	1,448	1,073	2,623	2,042

Total liabilities	8,000	7,625	11,325	10,744
Total shareholders’ equity	145,829	145,152	147,509	146,401

Total liabilities and shareholders’ equity	$153,829	$152,777	$158,834	$157,145

	Years Ended December 31,
	2003	2003	2004	2004
CONSOLIDATED STATEMENTS OF OPERATIONS	As Reported	As Restated	As Reported	As Restated

Revenues:	$65,100	$65,100	$62,818	$62,818
Cost of sales:
Products and services	26,732	26,732	25,959	25,959
Amortization	2,381	2,919	2,017	2,624

	29,113	29,651	27,976	28,583

Gross profit	35,987	35,449	34,842	34,235

Total operating expenses	31,310	31,310	32,854	32,854

Income from operations	4,677	4,139	1,988	1,381

Total other income	400	400	447	447

Income before taxes	5,077	4,539	2,435	1,828
Provision for income taxes	1,929	1,719	1,090	914

Net income	$3,148	$2,820	$1,345	$914

EARNINGS PER SHARE INFORMATION:
Basic Weighted Average Shares of Common Stock and Equivalents	13,106	13,106	13,141	13,141
Diluted Weighted Average Shares of Common Stock and Equivalents	13,313	13,313	13,253	13,253
Basic Net Income per Common Share	$0.24	$0.22	$0.10	$0.07
Diluted Net Income per Common Share	$0.24	$0.21	$0.10	$0.07

The above includes an immaterial restatement adjustment to separately state acquired Cheetah Maintenance Agreements and amortize this intangible asset over 10 years from the date of acquisition. The cumulative impact of the restatement adjustments decreased retained earnings by $0.3 million to $73.6 million at December 31, 2002.

3. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

		December 31, 2004 (Restated)			December 31, 2005
	Estimated
	Useful Life		Accumulated			Accumulated
	(In Years)	Gross	Amortization	Net	Gross	Amortization	Net
Non-amortized intangible assets:
Cheetah Trademark		$1,000	$—	$1,000	$1,000	$—	$1,000
LoopCare trade name		1,300	—	1,300	1,300	—	1,300
LoopCare post warranty maintenance service agreements		32,000	—	32,000	—	—	—

Total Non-amortized Intangibles		$34,300	$—	$34,300	$2,300	$—	$2,300

Amortized intangible assets:
Cheetah Maintenance	10	$160	$21	$139	$160	$41	$119
Exclusivity agreement	5	715	107	608	715	250	465
Customer Base – Cheetah	15	2,650	223	2,427	2,650	449	2,201
Base software – LoopCare	10	4,510	1,466	3,044	4,510	1,918	2,592
LoopCare post warranty maintenance service agreements	50	—	—	—	32,000	160	31,840

Total Amortized Intangible Assets		$8,035	$1,817	$6,218	$40,035	$2,818	$37,217

Total Intangible Assets		$42,335	$1,817	$40,518	$42,335	$2,818	$39,517

Capitalized software:
Clear Software Purchase	1	$538	$11	$527	$538	$522	$16
Proprietary technology - Cheetah	10	1,000	192	808	1,000	292	708
Base software – Cheetah	10	2,900	556	2,344	2,900	846	2,054
LoopCare developed product software	5	7,591	4,817	2,774	7,664	6,343	1,321

Total capitalized software		$12,029	$5,576	$6,453	$12,102	$8,003	$4,099

Goodwill		$22,220	$—	$22,220	$21,562	$—	$21,562

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
We have also entered into certain third party license agreements to augment our next-generation technology. During 2004, the Company entered into a license agreement with a third party software vendor for certain Voice Over Internet Protocol (VoIP) technology. In conjunction with this agreement, the Company paid approximately $0.7 million for the exclusivity rights related to the technology. The exclusivity fee will be amortized on a straight line basis over the five year contract period effective April 1, 2004.
With regard to the LoopCare Post-Warranty Maintenance Service Agreements, during the fourth quarter of 2005, management determined that events and circumstances which previously supported the indefinite life of this asset had changed. More specifically, a disclosure by one of the Company’s key customers during the fourth quarter of 2005 regarding its FTTP initiative, as well as circumstances surrounding recent post-warranty contract renewals, on a combined basis, led the Company to conclude that, in accordance with SFAS No. 142, a finite useful life should be assigned and the intangible asset should be amortized on a prospective basis beginning October 1, 2005. Management currently believes that the hybrid fiber/copper network currently deployed by the RBOCs, which is tested by the underlying LoopCare Base Software, will exist for at least an additional 50 years. Management has, therefore, assigned a useful life to this asset of 50 years.

During 2005, Tollgrade settled the final purchase price related to its acquisition of the Cheetah business pursuant to the provisions of the purchase and sale agreement. Among other matters, this settlement resulted in Tollgrade receiving a cash payment from escrow in the amount of $0.5 million. As a result of this settlement, Tollgrade adjusted the goodwill associated with this transaction by $0.7 million, which reflects the cash settlement received in addition to settlement of certain obligations to the seller. In addition, during the third quarter of 2005, we recorded an impairment charge of $0.4 million related to software acquired in 2004 that no longer was considered a part of the Company’s product strategy going forward.
The Company currently estimates amortization expense to be $3.1 million, $2.0 million, $2.0 million, $1.8 million, $1.7 million and $30.7 million for the years ended December 31, 2006, 2007, 2008, 2009, 2010, and thereafter, respectively.
4. INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2004	December 31, 2005

Raw materials	$7,631	$5,582
Work in process	4,442	3,449
Finished goods	2,288	2,868

	14,361	11,899

Reserves for slow moving and obsolete inventory	(1,420)	(1,965)

	$12,941	$9,934

5. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following (in thousands):

	Years	December 31, 2004	December 31, 2005

Test equipment and tooling	3-7	$9,810	$10,383
Office equipment and fixtures	5-7	8,438	8,606
Leasehold improvements	1-5	2,477	2,486
Building	20	142	142

		20,867	21,617

Less accumulated depreciation and amortization		(14,502)	(16,722)

		6,365	4,895
Land		1,495	1,495

		$7,860	$6,390

     Depreciation expense was $2.4 million for 2003, $2.6 million for 2004 and $2.4 million for 2005.
6. PRODUCT WARRANTY
Activity in the warranty accrual is as follows (in thousands):

	December 31, 2004	December 31, 2005

Balance at the beginning of the year	$2,150	$2,081
Accruals for warranties issued during the year	1,435	1,502
Settlements during the year	(1,504)	(1,363)

Balance at the end of the year	$2,081	$2,220

7. SHAREHOLDERS’ EQUITY
COMMON STOCK
The Company has 50.0 million authorized shares which have a par value of $.20 per share. As of December 31, 2004 and 2005, there were 13.2 million outstanding shares.

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
Until October 15, 2005, the aggregate number of shares of the Company’s Common Stock permitted to have been issued under the 1995 Plan was 2,685,000, subject to appropriate adjustment in the event of stock splits and similar events. By its terms, no further awards were permitted to have been granted under the 1995 Plan on or after October 15, 2005. The aggregate number of shares of the Company’s Common Stock which may be issued under the 1998 Plan is 990,000 shares, subject to proportionate adjustment in the event of stock splits and similar events. All full-time active employees of the Company, excluding officers and directors, are eligible to participate in the 1998 Plan. Amendments to the 1998 Plan do not require the approval of the shareholders, but are approved by the Board of Directors. The Company has 2,061,767 total shares reserved under the option plans. The shares authorized but not granted under these plans at December 31, 2004 and 2005 were as follows:

	Shares Authorized But Not Granted
	December 31, 2004	December 31, 2005

1995 Long-Term Incentive Compensation Plan	251,779	—
1998 Employee Incentive Compensation Plan	69,468	107,054

Total	321,247	107,054

Transactions involving stock options under the Company’s various stock option plans and otherwise are summarized below:
>

			Weighted Average
	Number of Shares	Range of Options Price	Exercise Price
Outstanding, December 31, 2002	1,702,706	$6.00-159.19	$33.06
Granted	120,700	12.14 - 159.19	14.07
Exercised	(27,634)	14.01 - 21.22	8.99
Cancelled	(42,640)	6.00 - 159.19	41.96

Outstanding, December 31, 2003	1,753,132	6.00 - 159.19	31.92
Granted	33,000	9.19 – 12.32	11.73
Exercised	(42,570)	6.00 – 12.55	6.34
Cancelled	(88,246)	9.26 – 159.19	61.97

Outstanding, December 31, 2004	1,655,316	6.00 – 159.19	30.57
Granted	295,904	8.49 – 9.45	8.61
Exercised	(40,850)	6.00 – 9.82	7.32
Cancelled	(133,567)	6.00 – 159.19	37.78

Outstanding, December 31, 2005	1,776,803	$6.00–159.19	$26.91

Options exercisable at:		Number of Shares
December 31, 2003		1,657,364	$32.97
December 31, 2004		1,629,607	$30.85
December 31, 2005		1,601,879	$28.90
The following table summarizes the status of the stock options, outstanding and exercisable, at December 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
Range of Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	as of 12/31/05	Contractual Life	Exercise Price	As of 12/31/05	Exercise Price
$7.28 - 7.28	148,000	2.96	$7.28	148,000	$7.28
$7.29 - 9.49	466,853	7.60	8.55	292,595	8.50
$9.50 - 12.55	224,100	4.41	11.14	223,434	11.13
$12.56 - 15.84	177,100	3.56	13.64	177,100	13.64
$15.85 - 21.93	195,000	5.77	19.64	195,000	19.64
$21.94 - 28.40	167,250	5.81	27.89	167,250	27.89
$28.41 - 55.90	239,350	5.41	42.60	239,350	42.60
$55.91 - 103.59	10,000	4.71	97.25	10,000	97.25
$103.60 - 117.34	133,000	4.62	117.34	133,000	117.34
$117.35 - 159.19	16,150	4.53	159.19	16,150	159.19

Total	1,776,803	5.48	$26.91	1,601,879	$28.90

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
8. LICENSE AND ROYALTY FEES
The Company has entered into several technology license agreements with certain major Digital Loop Carrier (DLC) vendors and major Operation Support System (OSS) equipment manufacturers under which the Company has been granted access to the licensor’s patent technology and the right to manufacture and sell the patent technology in the Company’s product line. The Company is obligated to pay royalty fees, as defined, through the terms of these license agreements. Under these agreements, license and royalty fees are due only upon purchase of the technology or shipment of units; there are no contingent payment provisions in any of these arrangements. Royalty fees of $1.0 million, $1.2 million and $1.2 million were incurred in 2003, 2004 and 2005, respectively, and are included in cost of product sales in the accompanying consolidated statements of operations.
9. INCOME TAXES
The provision for income taxes consisted of the following (in thousands):

	2003	2004
	Restated	Restated	2005

Current:
Federal	$647	$(1,280)	$741
State	17	—	12

	664	(1,280)	753

Deferred:
Federal	1,072	1,038	401
State	(17)	1,156	147

	1,055	2,194	548

	$1,719	$914	$1,301

Reconciliation of the federal statutory rate to the effective tax rates are as follows:

	Years Ended December 31,
	2003	2004
	Restated	Restated	2005

Federal statutory tax rate	34%	34%	34%
State income taxes	—	—	—
Valuation allowance for state net operating losses	—	63%	3%
Tax contingency reserve	6%	(46%)	(1%)
Export sales benefit	—	—	(6%)
Tax exempt interest	(4%)	(4%)	(5%)
Other	2%	3%	2%

Effective tax rate	38%	50%	27%

The components of and changes in the deferred tax assets and liabilities recorded in the accompanying balance sheets at December 31, 2004 and 2005 were as follows (in thousands):

	December 31,	Deferred	December 31,	Deferred
	2003	Expense	2004	Expense	December 31,
	Restated	(Credit)	Restated	(Credit)	2005
Deferred Tax Assets:
Excess of tax basis over book basis for:
Property and equipment	$384	$78	$306	$(167)	$473
Inventory	433	54	379	62	317

Reserves recorded for:
Warranty	839	33	806	(39)	845
Inventory	571	71	500	(163)	663
Allowance for doubtful accounts	357	93	264	101	163
State net operating loss carryforward	1,816	(185)	2,001	(110)	2,111
Valuation Allowance	(450)	1,312	(1,762)	242	(2,004)
Other	55	53	2	(6)	8

Total deferred tax assets	4,005		2,496		2,576

Deferred Tax Liabilities:
Excess of book basis over tax basis for:
Goodwill & Intangibles	$(1,928)	$704	$(2,632)	$777	$(3,409)
Property and equipment	(575)	8	(583)	(156)	(427)
Other	(10)	(27)	17	7	10

Total deferred tax liabilities	(2,513)		(3,198)		(3,826)

Net deferred taxes	$1,492	$2,194	$(702)	$548	$(1,250)

Reconciliation to the balance sheet:
Deferred tax assets:
Current	$1,362		$1,143		$1,151
Long-term	1,203		197		46
Deferred Tax Liabilities	(1,073)		(2,042)		(2,447)

Net Deferred Tax Asset (Liability)	$1,492		$(702)		$(1,250)

The deferred tax asset from net operating loss carryforwards is primarily related to Pennsylvania which presently allows a 20-year carryforward with a $2,000,000 limit on deductions each year. Unused carryforward losses will expire through 2021. During 2004, we recorded state net operating loss carryforwards and a full valuation allowance related to Pennsylvania and New York state net operating losses which resulted in a charge of $1.1 million. Additionally, during 2004, we reduced certain tax contingency reserves by $0.8 million based on changes in estimates based on a tax audit of certain earlier years and on an evaluation of current circumstances. During 2005, we determined that a valuation allowance of $0.2 million was required related to our ability to use net operating losses for various states.
10. LINE OF CREDIT
Effective December 20, 2001, and amended effective February 7, 2003, the Company executed a five-year $25,000,000 Unsecured Revolving Credit Facility (the “Facility”) with a bank. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. A maximum leverage ratio restricts total borrowings of the Company to approximately $24.0 million during the first quarter of 2006. Interest is payable on any amounts utilized under the Facility at prime, or the prevailing Euro rate plus 1.0% to 1.5% depending on the fixed charge coverage ratio, at the option of the Company. Commitment fees are paid quarterly at the rate of 0.25% per annum on the average unused commitment. As of December 31, 2005 and 2004, there were no amounts outstanding under the Facility.
11. COMMITMENTS and CONTINGENCIES
The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for the Cheswick facility expires on June 30, 2007 and may be extended for an additional two years. The office leases for the Bridgewater facility and the Sarasota facility expire on January 21, 2007 and April 28, 2008, respectively. The Company is also involved in various month-to-month leases for research and development and office equipment at all three locations. In addition, all three of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments, none of these commitments are material.

Included in the commitment schedule below are certain purchase obligations primarily arising from non-cancelable, non-returnable agreements with materials vendors. Additionally, the Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase up to $1.0 million of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. This liability has been recorded in the consolidated balance sheet as the Company has a legal obligation to purchase this inventory as of December 31, 2005. The recording of this obligation in the financial statements did not result in a change to the Consolidated Statements of Operations. We fully expect to utilize this inventory during the normal course of business and have not recorded any reserve related to this specific item.
Minimum annual future commitments as of December 31 are (in thousands):

2005	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	2,197	1,312	828	57	—

Purchase Obligations	372	364	8	—	—

Total	2,569	1,676	836	57	—

2004	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	3,072	1,583	1,343	146	—

Purchase Obligations	1,326	1,283	43	—	—

Total	4,398	2,866	1,386	146	—

The lease expense was $1.5 million, $1.6 million and $1.6 million in 2003, 2004 and 2005, respectively.
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
12. MAJOR CUSTOMERS, REVENUE CONCENTRATION AND DEPENDENCE ON CERTAIN SUPPLIERS
Sales from the Company’s MCU product line accounted for approximately 23.5% of the Company’s net sales for 2005. The cable television hardware and software product lines contributed approximately 24.6% while DigiTest and LoopCare RTU sales accounted for approximately 26.8% and 4.3%, respectively, of the Company’s net sales for 2005. Revenue from Services, which includes installation oversight and project management services provided to RBOCs and fees for LoopCare and Cheetah software maintenance, accounted for approximately 20.8% of the Company’s net sales for 2005.
Sales to RBOC customers accounted for approximately 56%, 54%, and 37% of the Company’s net product sales for fiscal years 2003, 2004 and 2005, respectively. During 2003, and 2004, sales to three RBOC customers individually exceeded 10% of consolidated revenues and, during 2005, sales to two RBOC customers individually exceeded 10% of consolidated revenues. Additionally, sales to one OEM customer and one Cheetah customer exceeded 10% of consolidated revenues.
International sales represented approximately 23% of the Company’s total revenue for the year ended December 31, 2005, compared with 8% for the year ended December 31, 2004. This increase is primarily attributable to sales under an agreement with Lucent Technologies International, Inc. for deployment of our products into Saudi Arabia and with Telesciences (Pty) Ltd. for deployment of products into South Africa.
Our sales are primarily in three geographic areas: the Americas (including the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $55.2 million, sales for EMEA were $10.7 million and sales in Asia were $0.4 million for the year ended December 31, 2005.
The Company utilized three key independent subcontractors to perform a majority of the circuit board assembly and in-circuit testing work on our products.
13. EMPLOYEE BENEFIT PLANS
The Company has a 401(k) benefit plan. Eligible employees, as defined in the plan, may contribute up to 20% of eligible compensation, not to exceed the statutory limit. The Company does not make matching contributions to the plan.

14. SEVERANCE AND RELATED EXPENSE
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
Mr. Allison received the following separation payments: (a) an amount equal to the sum of (i) Mr. Allison’s base salary through the Retirement Date to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Allison as of the Retirement Date to the extent not then paid; (b) two times his contractual base salary of $0.3 million for a total of $0.6 million; and (c) a lump sum payment of $75,000. The Company agreed to pay all premiums on behalf of Mr. Allison to continue medical insurance for his immediate family through the second anniversary of the Retirement Date. Additionally, the Company has agreed to continue to indemnify, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Retirement Date, for Mr. Allison’s actions taken or omissions occurring at or prior to the Retirement Date. The Company also agreed to pay up to $50,000 of the reasonable fees and expenses of Mr. Allison’s legal counsel incurred in connection with the negotiation and execution of the Agreement. The Company recorded a total charge in the first quarter of 2005 related to Mr. Allison’s retirement of approximately $0.8 million. Mr. Allison was also to entitled receive any vested benefits payable to him under the terms of any employee benefit plan or program of the Company in accordance with the terms of such plan or program. Under the terms of the Agreement and the Company’s 1995 Long-Term Incentive Compensation Plan (as amended through January 24, 2002), all options to acquire shares of the Company’s common stock held by Mr. Allison were fully vested prior to the Retirement Date and will remain exercisable by Mr. Allison for at least one year following the Retirement Date.
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
15. RECEIVABLE FROM OFFICER
The Company extended a loan for $210,000 under a promissory note to an officer of the Company in July 2001. The note provides for interest at 5% per annum with repayment under various conditions but no later than May 20, 2008. The loan was originally secured by collateral which currently has no value. The balance of the loan at December 31, 2004 and 2005 was $156,392 and $153,161, respectively. Interest income related to the note was approximately $8,000 in 2003 and 2004 and $9,000 in 2005. The principal and interest were current at December 31, 2005 and 2004.
16. SHORT-TERM INVESTMENTS
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2004		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$32,622	$32,622	$49,421	$49,421
Short-term investments	18,537	18,538	18,010	17,997
17. PER SHARE INFORMATION
As of December 31, 2003, 2004 and 2005, 910,536, 1,129,950 and 1,314,272 and equivalent shares respectively were anti-dilutive. Basic earnings per share are calculated on the actual number of weighted average common shares outstanding for the period, while diluted earnings per share must include the effect of any dilutive securities
     Earnings per share is as follows (in thousands except per share information):

	December 31, 2003	December 31, 2004
	Restated	Restated	December 31, 2005

Net Income	$2,820	$914	$3,518

Weighted average common shares outstanding	13,106	13,141	13,168
Effect of dilutive securities — stock options	207	112	49

	13,313	13,253	13,217

Earnings per share:
Basic	$0.22	$0.07	$0.27

Diluted	$0.21	$0.07	$0.27

18. SUBSEQUENT EVENT
On February 8, 2006, the Company announced it had reached a definitive agreement to purchase for cash the test system business unit of Emerson Network Power, Energy Systems, North America, Inc. In accordance with the agreement, Tollgrade was to acquire substantially all of the assets and assume certain liabilities of this business in a transaction valued at approximately $5.5 million, subject to adjustments based on the business’ net assets at closing. On February 24, 2006, the Company announced that it completed the acquisition, for the approximately $5.5 million purchase price, subject to adjustment The customer base of this unit is largely international, and its workforce is comprised of thirteen employees who joined the Company upon the closing of the transaction.

SCHEDULE II
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2004 and 2005
(In thousands)

Col. A	Col. B	Col C.		Col. D		Col. E
	Balance at	Additions				Balance at
	Beginning		Charged to			End
	of Year	Charged to Expense	Other Accounts	Deductions		of Year
Allowance for doubtful accounts:
Year ended December 31, 2003	$475	517	(76)	—		$916
Year ended December 31, 2004	$916	(151)	—	(11)		$754
Year ended December 31, 2005	$754	81	—	(370	) (b)	$465

Warranty reserve:
Year ended December 31, 2003	$1,981	690	225 (a)	(746)		$2,150
Year ended December 31, 2004	$2,150	1,435	—	(1,504)		$2,081
Year ended December 31, 2005	$2,081	1,502	—	(1,363)		$2,220

Valuation allowance on net deferred tax assets:
Year ended December 31, 2003	$—	450	—	—		$450
Year ended December 31, 2004	$450	1,312	—	—		$1,762
Year ended December 31, 2005	$1,762	242	—	—		$2,004

(a) Charges (benefits) to other accounts represent adjustments to these accounts as a result of our acquisition of Cheetah.
(b) Removed from both accounts receivable and the allowance for bad debts as a result of the final settlement of the Cheetah acquisition

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Restatement of financial statements, impact on internal control over financial reporting and disclosure controls and procedures, and remediation of material weakness
Restatement of Financial Statements
As discussed in Note 2 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, the Company has restated its consolidated balance sheet at December 31, 2004 and its consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2003 and 2004, its unaudited quarterly consolidated financial information for the year ended December 31, 2004 and the unaudited quarterly consolidated financial information for each of the first three quarters for the year ended December 31, 2005.
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
(b) Evaluation of Disclosure Controls and Procedures
     As of December 31, 2005, the Company has carried out an evaluation, under the supervision of, and with the participation of, the Company’s management, including the Company’s chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
(c) Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective.
Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(d) Evaluation of Changes in Internal Controls over Financial Reporting

Except for the remediation described in “Restatement of financial statements, impact on internal control over financial reporting and disclosure controls and procedures, and remediation of material weakness” above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     Information related to our executive officers is included in Item I of this Form 10-K under the caption “Executive Officers of the Company.” Information related to the directors appears in the section entitled “Election of Directors” in the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission relating to our 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”), which section is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement, which section is incorporated herein by reference.
     We have adopted a Code of Ethics applicable to our chief executive officer, chief financial officer, controller, and other individuals performing similar functions. A copy of the Company’s Code of Ethics is available on our website at www.tollgrade.com.
Item 11. Executive Compensation.
     Information relating to executive compensation is set forth beneath the caption “Compensation of Executive Officers” in the 2006 Proxy Statement, which section is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information relating to the security ownership of beneficial owners of 5% or more of the Company’s Common Stock and of our executive officers and directors of the Company is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement, which section is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
     Information relating to this Item is set forth beneath the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, which section is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
     Information relating to this Item is set forth under the heading “Principal Accounting Fees and Services” in the 2006 Proxy Statement, which section is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
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

(3)	The following exhibits are included herewith and made a part hereof:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the “Company”) on Form 10-K (File No. 000-27312), filed with the Securities and Exchange Commission (the “SEC”) on March 24, 1999 (the “1998 Form 10-K”).

3.1a	Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 Form 10-K.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3(ii) to the Form on 8-K (File No. 000-27312), filed with the SEC on January 21, 2005.

4.1	Rights Agreement, dated as of July 23, 1996, between the Company and Chase Mellon Shareholder Services, L.L.C., incorporated herein by reference to Exhibit 1 to the Registration Statement of the Company on Form 8-A (File No. 000-28852), filed with the SEC on August 9, 1996.

10.1*	1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company (File No. 000-27312), filed with the SEC on March 22, 2002.

10.2*	Stock Option Agreement entered into December 14, 1995 between the Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey Blake, John H. Guelcher, Richard H. Heibel, Joseph T. Messina and Douglas T. Halliday, incorporated herein by reference to Exhibit 10.14 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 20, 1996 (the “1995 Form 10-K”).

10.3*	Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 19, 1997 (the “1996 Form 10-K”).

10.4*	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on November 12, 1996.

10.5*	Form of Non-employee Director Stock Option Agreement with respect to the Company’s 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 25, 1998 (the “1997 Form 10-K”).

10.6*	Form of Change in Control Agreement, together with a schedule listing the name of each Executive with whom the Company has entered into an agreement in substantially identical form and in each case the date of such agreement, filed herewith.

10.7*	Form of Extension and Amendment of Change in Control Agreement, together with a schedule listing the name of each Executive with whom the Company has entered into an agreement in substantially identical form and in each case the date of such agreement, filed herewith.

10.8*	1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 22, 2002 (the “2001 Form 10-K”).

10.9	Asset Purchase Agreement by and between Lucent Technologies, Inc. and Tollgrade Communications, Inc. dated September 28, 2001, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312) filed with the SEC on October 15, 2001.

10.10	Purchase and Sale Agreement, entered into February 13, 2003, between the Company and Acterna, LLC, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312), filed with the SEC on February 27, 2003.

10.11	Lease, dated February 18, 2003, between Lakewood Ranch Properties, L.L.C. and the Company, incorporated herein by reference to Exhibit 10.32 to the 2002 Form 10-K.

10.12	Lease and Lease Agreement, dated as of October 24, 2001, between Route 206 Associates and the Company (as successor by merger to Tollgrade Acquisition Company), incorporated herein by reference to Exhibit 10.33 to the 2002 Form 10-K.

10.13	Lease Agreement, dated as of August 31, 2005, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-27312), filed September 7, 2005.

10.14	Supply Agreement, dated July 25, 2002, between Tollgrade Communications, Inc. (as successor in interest to Acterna Cable Networks Division) and the Electronic Manufacturing Services Division of Dictaphone Corporation (the “Supply Agreement”) (exhibits omitted), filed as Exhibit 10.45 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 15, 2004 (the “2003 Form 10-K”).

10.15	Extension Agreement dated July 21, 2004 to Supply Agreement, filed as Exhibit 10.56 to the Quarterly Report on Form 10-Q of the Company (file No. 000-27312), filed with the SEC on November 2004 (the “Third Quarter 2004 10-Q”).

Exhibit
Number	Description

10.16	Second Extension Agreement dated August 16, 2004 to the Supply Agreement, filed as Exhibit 10.57 to the Third Quarter 2004 10-Q.

10.17	Third Extension Agreement dated September 23, 2004 to the Supply Agreement, filed as Exhibit 10.58 to the Third Quarter 2004 10-Q.

10.18	Fourth Extension Agreement dated December 14, 2004 to the Supply Agreement, filed as Exhibit 10.41 to the Annual Report on Form 10-K of the Company (File No. 000-27312), filed with the SEC on March 3, 2005.

10.19	Fifth Extension Agreement dated March 15, 2005 to the Supply Agreement, filed herewith.

10.20	Sixth Extension Agreement dated June 24, 2005 to the Supply Agreement, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-27312), filed with the SEC on August 4, 2005.

10.21	Seventh Extension Agreement dated September 29, 2005 to the Supply Agreement, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-27312), filed with the SEC on November 3, 2005.

10.22	Extension Agreement dated December 20, 2005 to the Supply Agreement, filed herewith.

10.23*	Agreement entered into as of January 17, 2005 between the Company and Christian L. Allison, filed as Exhibit 10.1 to the Report on Form 8-K, (File No. 000-27312), filed with the SEC on January 21, 2005.

10.24*	Agreement dated as of May 31, 2005 by and between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-27312), filed with the SEC on June 2, 2005.

10.25	Asset Purchase Agreement dated February 7, 2006 by and among Emerson Electric Co., Emerson Network Power, Energy Systems, North America, Inc. and Tollgrade Communications, Inc., filed herewith.

10.26*	Summary of Directors’ and Named Executive Officers’ Compensation, filed herewith.

21.1	List of subsidiaries of the Company, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350.

* Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.
     Copies of the exhibits filed as part of this Form 10-K are available at a cost of $.20 per page to any shareholder of record upon written request to the Secretary, Tollgrade Communications, Inc., 493 Nixon Road, Cheswick, Pennsylvania 15024.
(b)	Reports on Form 8-K filed during the quarter ended December 31, 2005:

A Report on Form 8-K was filed on October 20, 2005 which contained as an exhibit the Company’s Earnings Release for the third quarter of 2005.

A Report on Form 8-K was filed on November 10, 2005 which described an amendment to the employment compensation arrangement between the Company and Carol M. Franklin, and contained as an exhibit an investor presentation furnished pursuant to Regulation FD (17 CFR 243.100-243.103).
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 2, 2006.

TOLLGRADE COMMUNICATIONS, INC.
By	/s/ Mark B. Peterson
Mark B. Peterson
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 2, 2006.

Signature	Title

/s/ Mark B. Peterson	Chief Executive Officer

Mark B. Peterson	(Principal Executive Officer)

/s/ James J. Barnes	Director

James J. Barnes

/s/ Daniel P. Barry	Director

Daniel P. Barry

/s/ David S. Egan	Director

David S. Egan

/s/ Richard H. Heibel, M.D.	Director

Richard H. Heibel, M.D.

/s/ Robert W. Kampmeinert	Director

Robert W. Kampmeinert

/s/ Brian C. Mullins	Director

Brian C. Mullins

/s/ Samuel C. Knoch	Chief Financial Officer and Treasurer

Samuel C. Knoch	(Principal Financial Officer)

/s/ Sean M. Reilly	Controller

Sean M. Reilly	(Principal Accounting Officer)

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the “Company”) on Form 10-K (File No. 000-27312), filed with the Securities and Exchange Commission (the “SEC”) on March 24, 1999 (the “1998 Form 10-K”).

3.1a	Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 Form 10-K.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3(ii) to the Form on 8-K (File No. 000-27312), filed with the SEC on January 21, 2005.

4.1	Rights Agreement, dated as of July 23, 1996 between the Company and Chase Mellon Shareholder Services, L.L.C., filed as Exhibit 1 to the Registration Statement of the Company on Form 8-A (File No. 000-28852), filed with the SEC on August 9, 1996.

10.1	1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company (File No. 000-27312), filed with the SEC on March 22, 2002.

10.2	Stock Option Agreement entered into December 14, 1995 between the Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey Blake, John H. Guelcher, Richard H. Heibel, Joseph T. Messina and Douglas T. Halliday, incorporated herein by reference to Exhibit 10.14 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 20, 1996 (the “1995 Form 10-K”).

10.3	Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 19, 1997) (the “1996 Form 10-K”).

10.4	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312) filed with the SEC on November 12, 1996.

10.5	Form of Non-employee Director Stock Option Agreement with respect to the Company’s 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.25 to Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 25, 1998 (the “1997 Form 10-K”).

10.6*	Form of Change in Control Agreement, together with a schedule listing the name of each Executive with whom the Company has entered into an agreement in substantially identical form and in each case the date of such agreement.

10.7*	Form of Extension and Amendment of Change in Control Agreement, together with a schedule listing the name of each Executive with whom the Company has entered into an agreement in substantially identical form and in each case the date of such agreement.

10.8	1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 22, 2002 (the “2001 Form 10-K”).

10.9	Asset Purchase Agreement by and between Lucent Technologies, Inc. and Tollgrade Communications, Inc. dated September 28, 2001, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312), filed with the SEC on October 15, 2001.

10.10	Purchase and Sale Agreement, entered into February 13, 2003, between the Company and Acterna, LLC, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312), filed with the SEC on February 27, 2003.

10.11	Lease, dated February 18, 2003, between Lakewood Ranch Properties, L.L.C. and the Company, incorporated herein by reference to Exhibit 10.32 to the 2002 Form 10-K.

10.12	Lease and Lease Agreement, dated as of October 24, 2001, between Route 206 Associates and Tollgrade Acquisition Company (as successor by merger to Tollgrade Acquisition Company), incorporated herein by reference to Exhibit 10.33 to the 2002 Form 10-K.

10.13	Lease Agreement, dated as of August 31, 2005, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 00027312), filed September 7, 2005.

Exhibit
Number	Description

10.14	Supply Agreement, dated July 25, 2002, between Tollgrade Communications, Inc. (as successor in interest to Acterna Cable Networks Division) and the Electronic Manufacturing Services Division of Dictaphone Corporation (the “Supply Agreement”) (exhibits omitted), filed as Exhibit 10.45 to the Annual Report of the Company on Form 10-K (File No, 000-27312) filed with the SEC on March 15, 2004 (the “2003 Form 10-K”).

10.15	Extension Agreement dated July 21, 2004 to the Supply Agreement, filed as Exhibit 10.56 to the Quarterly Report on Form 10-Q of the Company (File No. 000-27312), filed with the SEC on November 2004 (the “Third Quarter 2004 10-Q”).

10.16	Second Extension Agreement dated August 16, 2004 to the Supply Agreement, filed as Exhibit 10.57 to the Third Quarter 2004 10-Q.

10.17	Third Extension Agreement dated September 23, 2004 to the Supply Agreement, filed as Exhibit 10.58 to the Third Quarter 2004 10-Q.

10.18	Fourth Extension Agreement dated December 14, 2004 to the Supply Agreement, filed as Exhibit 10.41 to the Annual Report on Form 10-K of the Company (File No. 000-27312), filed with the SEC on March 3, 2005.

10.19*	Fifth Extension Agreement dated March 15, 2005 to the Supply Agreement.

10.20	Sixth Extension Agreement dated June 24, 2005 to the Supply Agreement, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-27312), filed with the SEC on August 4, 2005.

10.21	Seventh Extension Agreement dated September 29, 2005 to the Supply Agreement, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-27312), filed with the SEC on November 3, 2005.

10.22*	Extension Agreement dated December 20, 2005 to the Supply Agreement.

10.23	Agreement entered into as of January 17, 2005 between the Company and Christian L. Allison, filed as Exhibit 10.1 to the Report on Form 8-K, (File No. 000-27312), filed with the SEC on January 21, 2005.

10.24	Agreement dated as of May 31, 2005 by and between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-27312), filed with the SEC on June 2, 2005.

10.25*	Asset Purchase Agreement dated February 7, 2006 by and among Emerson Electric Co., Emerson Network Power, Energy Systems, North America, Inc. and Tollgrade Communications, Inc.

10.26*	Summary of Directors’ and Named Executive Officers’ Compensation.

21.1*	List of subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350.

* Filed herewith