Form 10-Q
period 2006-04-01
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2006-05-10
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2006

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
Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large Accelerated Filer ☐ Accelerated Filer  ☑  Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐  No ☑
As of April 1, 2006, there were 13,246,308 shares of the Registrant’s Common Stock, $0.20 par value per share, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended April 1, 2006

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of April 1, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations for the three month periods ended April 1, 2006 and March 26, 2005	4

Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three month period ended April 1, 2006	5

Condensed Consolidated Statements of Cash Flows for the three month periods ended April 1, 2006 and March 26, 2005	6

Notes to Condensed Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	17

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 Quantitative and Qualitative Disclosures about Market Risk	33

Item 4 Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1A Risk Factors	34

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	45

Item 6 Exhibits	45

SIGNATURES	46

EXHIBIT INDEX	47

Exhibit 10.1

Exhibit 10.2

Exhibit 15

Exhibit 31.1

Exhibit 31.2

Exhibit 32
EX-10.1
EX-10.2
EX-15
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except par value) (Unaudited)

	April 1, 2006	December 31, 2005*

ASSETS
Current assets:
Cash and cash equivalents	$41,190	$49,421
Short-term investments	17,576	18,010
Accounts receivable:
Trade, net of allowance for doubtful accounts of $477 in 2006 and $465 in 2005	15,659	9,456
Other	1,451	1,406
Inventories	11,974	9,934
Prepaid expenses and other current assets	1,417	1,397
Deferred tax assets and refundable income tax	1,356	1,803

Total current assets	90,623	91,427
Property and equipment, net	6,376	6,390
Deferred tax assets	48	46
Intangibles, net	44,150	43,616
Goodwill	23,335	21,562
Receivable from officer	152	153
Other assets	127	135

Total assets	$164,811	$163,329

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,904	$1,262
Accrued warranty	2,247	2,220
Accrued expenses	1,659	2,579
Accrued salaries and wages	266	660
Accrued royalties payable	618	581
Income taxes payable	197	869
Deferred income	3,655	2,450

Total current liabilities	11,546	10,621
Deferred tax liabilities	2,463	2,447

Total liabilities	14,009	13,068
Commitments and contingent liabilities	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value; Authorized shares, 10,000; issued shares, -0- in 2006 and 2005	—	—
Common stock, $.20 par value; authorized shares, 50,000; issued shares, 13,708 in 2006 and 13,664 in 2005	2,742	2,733
Additional paid-in capital	72,065	71,469
Treasury stock, at cost, 462 shares in 2006 and 2005	(4,791)	(4,791)
Retained earnings	80,786	80,850

Total shareholders’ equity	150,802	150,261

Total liabilities and shareholders’ equity	$164,811	$163,329

*	Amounts derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	April 1, 2006	March 26, 2005
Revenues:
Products	$14,497	$11,980
Services	3,110	2,295

Total revenues:	17,607	14,275
Cost of sales:
Products	7,625	6,052
Services	1,059	796
Amortization of intangibles	977	714

Total cost of sales	9,661	7,562

Gross profit	7,946	6,713

Operating expenses:
Selling and marketing	2,686	2,238
General and administrative	2,320	1,835
Research and development	3,659	3,396
Retirement expense	—	775

Total operating expense	8,665	8,244
Loss from operations	(719)	(1,531)
Other income:
Interest income:	627	262

Loss before taxes	(92)	(1,269)
Benefit from income taxes	(28)	(424)

Net loss	$(64)	$(845)

Loss per share information:
Weighted average shares of common stock and equivalents:
Basic	13,214	13,161
Diluted	13,214	13,161
Net loss per common share:
Basic	$0.00	$(0.06)
Diluted	$0.00	$(0.06)
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended April 1, 2006
(In thousands) (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2005	—	$—	13,664	$2,733	$71,469	$(4,791)	$80,850	$150,261
Exercise of common stock options	—	—	44	9	390	—	—	399
Tax benefit from exercise of stock options	—	—	—	—	91	—	—	91
Stock-based compensation expense	—	—	—	—	115	—	—	115
Net loss	—	—	—	—	—	—	(64)	(64)

Balance at April 1, 2006	—	$—	13,708	$2,742	$72,065	$(4,791)	$80,786	$150,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	April 1, 2006	March 26, 2005

Cash flows from operating activities :
Net loss	$(64)	$(845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,520	1,368
Compensation expense related to stock plans	115	—
Deferred income taxes	(190)	(437)
Provision for losses on inventory	(18)	57
Provision (credit) for allowance for doubtful accounts	12	(17)
Changes in assets and liabilities (net of acquired business):
(Increase) decrease in accounts receivable-trade	(4,388)	1,847
Increase in accounts receivable-other	(45)	(600)
Increase in inventory	(922)	(1,226)
(Increase) decrease in prepaid expenses and other assets	(11)	762
Decrease in refundable taxes	651	312
Increase in accounts payable	1,015	234
Increase (decrease) in accrued warranty	27	(20)
Increase (decrease) in accrued expenses and deferred income	110	(282)
Increase (decrease) in accrued royalties payable	37	(299)
Decrease in accrued salaries and wages	(394)	(119)
(Decrease) increase in income taxes payable	(672)	12

Net cash (used in) provided by operating activities	(3,217)	747

Cash flows from investing activities:
Purchase of Emerson test system business	(5,501)	—
Purchase of short-term investments	(2,136)	(10,391)
Redemption/maturity of short-term investments	2,570	500
Capital expenditures, including capitalized software	(437)	(344)

Net cash used in investing activities	(5,504)	(10,235)

Cash flows from financing activities:
Proceeds from exercise of stock options	399	—
Tax benefit from exercise of stock options	91	—

Net cash provided by financing activities	490	—

Net decrease in cash and cash equivalents	(8,231)	(9,488)

Cash and cash equivalents at beginning of period	49,421	32,622
Cash and cash equivalents at end of period	$41,190	$23,134

The accompanying notes are an integral part of the condensed financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
We report our quarterly results for the first three interim periods based on fiscal quarters ending on Saturdays and for the fourth interim period ending on December 31. For the periods presented herein, our fiscal quarters ended April 1, 2006 (13 weeks) and March 26, 2005 (12 weeks). The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company” or “Tollgrade”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month period ended April 1, 2006 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
With respect to the unaudited financial information of the Company for each of the three-month periods ended April 1, 2006 and March 26, 2005, included in this Form 10-Q, PricewaterhouseCoopers LLP (“PwC”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated May 7, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Act) for their report on the unaudited financial information because that report is not a “report” within the meaning of Sections 7 and 11 of the Act.
RECLASSIFICATIONS
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
SEGMENT INFORMATION
The Company follows the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information, Financial Reporting for Segments of a Business.” This statement establishes standards for reporting information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. On February 24, 2006, the Company purchased certain assets and assumed certain liabilities associated with the test systems business unit of Emerson Network Power, Energy Systems, North America, Inc. (“Emerson”). This acquisition is currently being integrated into the Company and will be consolidated into our current product offerings. Following the Emerson acquisition, the Company will continue to manage and operate its business as one operating segment.
NEW ACCOUNTING STANDARDS
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments acquired, issued or subject to remeasurement (new basis) event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will have no impact on our results of operation or our financial position.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on our results of operation or our financial position.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments awards made to employees and directors for employee stock options, based on estimated fair values. The Company previously accounted for the stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended April 1, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective application transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended April 1, 2006 was $0.1 million, which consisted of stock-based compensation expense related to employee stock options.
SFAS 123(R) requires companies to estimate the fair value of share-based payments awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the quarter ended April 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. We have not granted any employee stock options during the first quarter of 2006. If options would be granted after December 31, 2005, compensation expense would be measured based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company is evaluating the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption SFAS 123(R).
Pro forma information under SFAS 123 for periods prior to January 1, 2006
Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on net income and earnings per share for the quarter ended March 26, 2005 based on the fair value method set forth in SFAS No. 123.

Three Months Ended
March 26, 2005
(in thousands)

Net loss	$(845)
Less: Total stock-based compensation determined under the fair value method for all awards, net of related tax	(2)

Pro forma net loss	$(847)

Loss per share:
Basic	$(0.06)

Basic – pro forma	$(0.06)

Diluted	$(0.06)

Diluted – pro forma	$(0.06)

Stock Compensation Plans
Under the Company’s stock compensation plans, directors, officers and other employees may be granted options to purchase shares of the Company’s common stock. The exercise price on all outstanding options is equal to the fair market value of the stock at the date of the grant, as defined. The options generally vest over a two-year period with one-third vested upon grant and expire ten years from the date of grant.
By its terms, shares were no longer available for grant under the Company’s 1995 Long-Term Incentive Compensation Plan beyond October 15, 2005. In March 2006, the Company’s Board of Directors adopted a new, 2006 Long-Term Incentive Compensation Plan, subject to shareholder approval. The plan was approved by the shareholders on May 9, 2006, and provides up to 1,300,000 shares available for grant. The 1998 Employee Incentive Compensation Plan is still an active plan and the aggregate number of shares of the Company’s Common Stock which were reserved under it is 990,000 shares, subject to proportionate adjustments in the event of stock splits and similar events. All full-time active employees of the Company, excluding officers and directors, are eligible to participate in the 1998 Plan. The shares authorized but not granted under this Plan and otherwise were as follows:

	Shares Authorized But Not Granted
	April 1, 2006	December 31, 2005

1995 Long-Term Incentive Compensation Plan	N/A	N/A
1998 Employee Incentive Compensation Plan	108,388	107,054
Transactions involving stock options under the Company’s 1995 Long-Term Incentive Compensation Plan and 1998 Employee Incentive Compensation Plan and otherwise are summarized below:

	Number of		Weighted Average
	Shares	Range of Options Price	Exercise Price

Outstanding, December 31, 2005	1,780,137	$7.28 – 159.19	$26.87

Granted	—	—	—
Exercised	(44,318)	$7.56 – 12.55	9.01
Cancelled	(261,684)	7.28 – 55.90	12.80

Outstanding, April 1, 2006	1,474,135	7.28 – 159.19	29.90

		Number of Shares

Options exercisable at:
December 31, 2004		1,629,607
December 31, 2005		1,605,113
April 1, 2006		1,299,211
The following table summarizes the status of stock options, outstanding and exercisable, at April 1, 2006:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding as	Remaining	Average	Exercisable	Average
Exercise Prices	of 04/01/06	Contractual Life	Exercise Price	As of 04/01/06	Exercise Price
7.28	51,000	2.71	7.28	51,000	7.28

7.29 – 9.49	428,918	7.36	8.53	254,660	8.45

9.50 – 12.55	139,467	5.11	11.41	138,801	11.41

12.56 – 15.84	127,100	4.34	13.94	127,100	13.94

15.85 – 21.93	195,000	5.52	19.64	195,000	19.64

21.94 – 28.40	162,250	5.56	27.87	162,250	27.87

28.41 – 55.90	211,350	5.10	43.56	211,350	43.56

55.91 – 103.59	10,000	4.46	97.25	10,000	97.25

103.60 – 117.34	133,000	4.38	117.34	133,000	117.34

117.35 – 159.19	16,050	4.28	159.19	16,050	159.19

Total	1,474,135	5.64	29.90	1,299,211	32.77

3. ACQUISITION
On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson for $5.5 million in cash. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” and accordingly, the results of operations of the acquired Emerson test systems business from February 24, 2006 forward are included in the consolidated financial statements of the Company. The Company has made a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed. The purchase price allocation was made on a preliminary basis and remains subject to change based on the final valuations of acquired intangible assets other than goodwill. The Asset Purchase Agreement requires the final purchase price to be calculated and agreed to by the Company and Emerson based on the closing net assets as of the date of the acquisition; the Company is currently reviewing the closing net asset statement in accordance with that agreement and any adjustments in the finalization of the purchase price may be material. All intangible assets will be deductible for tax purposes over a fifteen year period.
The following summarizes the current estimated fair values as of the date of the acquisition (in thousands):

Accounts Receivable		$1,825
Inventories		1,100
Property and Equipment		129
Intangible Assets:
Customer Relationship	724
Tradename	120
Purchased Technology	475
Sales Order Backlog	156
Goodwill	1,773

Total Assets Acquired		6,302

Deferred Income		175
Accounts Payable		626

Total Liabilities		801

Net Assets Acquired		$5,501

The following condensed pro forma results of operations reflect the pro forma combination of the Company and the acquired Emerson test systems business as if the combination occurred as of the beginning of each of the periods presented on January 1, 2005. Revenues for the periods prior to the Company’s ownership were based on historical information provided by Emerson. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have been incurred had the Emerson acquisition been consummated on January 1, 2005. In addition, these results are not intended to be projections of future results.

	(In Thousands, Except Per Share Data).
	Unaudited Pro Forma	Unaudited Pro Forma
	April 1, 2006	March 26, 2005
Revenues	$19,173	$17,647
Loss from Operations	$(981)	$(1,663)
Net Loss	$(236)	$(934)
Diluted earnings per share	$(0.02)	$(0.07)

4. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

	Useful		April 1, 2006			December 31, 2005

	Life		Accumulated			Accumulated
	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Amortizing Intangible Assets:
Post Warranty Service Agreements	50	$32,000	$320	$31,680	$32,000	$160	$31,840
Technology	5-10	17,998	10,857	7,141	17,487	10,212	7,275
Customer Relationships	5-10	3,374	531	2,843	2,650	449	2,201
Purchased Backlog	1	156	86	70	—	—	—
Tradename	3	120	4	116	—	—	—
Non-Amortizing Intangible Assets:
Tradenames		2,300		2,300	2,300	—	2,300

Total Intangible Assets		$55,948	$11,798	$44,150	$54,437	$10,821	$43,616

Goodwill		$23,335		$23,335	$21,562		$21,562

On February 24, 2006, the Company acquired certain assets and assumed certain liabilities associated with the test systems business of Emerson for $5.5 million in cash. Based on our preliminary purchase price allocation, we have established $0.7 million in customer relationship intangible assets and technology related intangible assets of $0.5 million both of which have a useful life of five years, tradename of $0.1 million which has a life of three years and purchased sales order backlog which is expected to be consumed over the remainder of 2006.
Finite lived intangible assets are generally amortized on a straight-line basis with the exception of any customer relationship assets and software related intangible assets. The customer relationship assets are amortized utilizing an accelerated method which reflects the pattern in which the economic benefits of the customer relationship asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life. All amortization of intangible assets is recorded in cost of goods sold.
The Company currently estimates its total amortization expense to be $2.6 million for the remaining nine months of 2006 and $2.5 million, $2.2 million, $2.0 million, $1.9 million, and $30.7 million for the years ended December 31, 2007, 2008, 2009, 2010, and thereafter, respectively.

5. INVENTORY
Inventory consisted of the following (in thousands):

	April 1, 2006	December 31, 2005
Raw materials	$5,963	$5,712
Work in process	4,415	3,449
Finished goods	3,673	2,868

	14,051	12,029
Reserve for slow moving and obsolete inventory	(2,077)	(2,095)

	$11,974	$9,934

6. SHORT-TERM INVESTMENTS
Short-term investments at April 1, 2006 and December 31, 2005 primarily consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of more than three months and less than one year from the date of purchase and/or contain a callable provision in which bonds can be called within one year from date of purchase. A portion of the Company’s portfolio consists of auction rate securities. These instruments are classified as short-term investments and have original maturities that typically range from twenty to twenty-five years, but have an interest rate that resets every seven days. The market values of the instruments approximate cost. The primary investment purpose is to provide a return on investment of funds held for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.
7. RETIREMENT EXPENSE
On January 17, 2005, the Company entered into an Agreement with Christian L. Allison, the Company’s former Chief Executive Officer and former member of the Board of the Company (the “Agreement”). Under the terms of the Agreement, Mr. Allison resigned effective as of January 18, 2005 (the “Retirement Date”), as director and executive officer of the Company and any and all other positions he held with the Company or its subsidiaries or other affiliates. The Company recorded a charge in the first quarter of 2005 related to Mr. Allison’s retirement of approximately $0.8 million.
8. PER SHARE INFORMATION
Net loss per share has been computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share” for all periods presented. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock option grants. The three months ended April 1, 2006 and March 26, 2005 do not include the effect of dilutive securities due to the net loss reported in each of those periods which would make those securities anti-dilutive to the earnings per share calculation.

A reconciliation of loss per share is as follows (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	April 1, 2006	March 26, 2005
Net loss	$(64)	$(845)
Common and common equivalent shares:
Weighted average common shares outstanding	13,214	13,161
Effect of dilutive securities – stock options	—	—

	13,214	13,161

Loss per share:
Basic	$0.00	$(0.06)

Diluted	$0.00	$(0.06)

9. RECEIVABLE FROM OFFICER
In July 2001, the Company provided a loan for $0.2 million under a promissory note to an officer of the Company. The note provides for interest at 5% per annum with repayment under various conditions but no later than May 20, 2008. The loan is secured by 40,200 shares of common stock in the name of Acterna, LLC as collateral, which currently have no value. The balance of the loan at April 1, 2006 and December 31, 2005 was $152,000 and $153,000, respectively. The loan has not been modified since its original issuance.
10. PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.
Activity in the warranty accrual is as follows (in thousands):

	Three Months Ended	Year Ended
	April 1, 2006	December 31, 2005
Balance at the beginning of the period	$2,220	$2,081

Accruals for warranties issued during the period	366	1,502
Settlements during the period	(339)	(1,363)

Balance at the end of the period	$2,247	$2,220

During 2005, settlements included a $0.2 million change in estimate of certain warranty reserves.
11. CONTINGENCIES AND COMMITMENTS
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

12. MAJOR CUSTOMERS AND INTERNATIONAL SALES
The Company’s primary customers for its telecommunications products and services are the four Regional Bell Operating Companies (RBOCs), certain major independent telephone companies and several digital loop carrier (“DLC”) equipment manufacturers. Of these major customer groups, the RBOCs are the most significant; for the first quarter of 2006, sales to the RBOCs accounted for approximately 28.6% of the Company’s total revenue, compared to approximately 32.6% of total revenue for the first quarter of 2005. Sales to one of the four RBOC customers individually exceeded 10% of the Company’s total revenue and comprised 13.4% of the Company’s total revenue for the first quarter of 2006. Additionally, we had sales to one telecommunications Original Equipment Manufacturer (“OEM”) that exceeded 10% of first quarter 2006 revenue and comprised 23.7% of the Company’s first quarter 2006 revenue.
International sales represented approximately $3.4 million or 19.3% of the Company’s total revenue for the quarter ended April 1, 2006, compared to $2.6 million, or 18.2%, in the first quarter 2005. Our international sales were primarily in three geographic areas based upon customer location for the quarter ended April 1, 2006: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $1.6 million, sales for EMEA were $1.6 million and sales in Asia were $0.2 million.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Tollgrade Communications, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. as of April 1, 2006, and the related condensed consolidated statements of operations for each of the three-month periods ended April 1, 2006 and March 26, 2005 and the condensed consolidated statement of changes in shareholders’ equity for the three-month period ended April 1, 2006 and the condensed consolidated statements of cash flows for the three-month periods ended April 1, 2006 and March 26, 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations and changes in shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 2, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
PricewaterhouseCoopers LLP
Pittsburgh, PA
May 4, 2006

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those contained in Item 2- Management’s Discussion and Analysis of Results of Operations and Financial Condition, along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, may be expressed in a variety of ways, including the use of forward-looking terminology such as “will,” “believes,” “intends,” “expects,” “plans,” “could” or “may,” or the negatives thereof, other variations thereon or comparable terminology. The Company does not undertake any obligation to publicly update any forward-looking statements.
These forward-looking statements and other forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-Q are based on assumptions that involve risks and uncertainties and are subject to change. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statement, as a result of various factors, including those described in Item 1A under “Risk Factors.”. The factors discussed herein may not be exhaustive. Therefore, the factors discussed herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.
OVERVIEW
About the Company
Tollgrade designs, engineers, markets and supports test system, test access and status monitoring products and test software for the telecommunications and cable television industries. The Company’s telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service (“POTS”) lines containing both copper and fiber optics. The Company’s test system products, specifically the DigiTest test platform and now the hardware and software acquired in the Emerson acquisition, focus on helping local exchange carriers conduct the full range of fault diagnosis along with the ability to pre-qualify, deploy and maintain next-generation services including Digital Subscriber Line service. The Company’s cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes.
About its customers
The Company’s primary customers for its telecommunications products and services are the four Regional Bell Operating Companies (RBOCs), certain major independent telephone companies and several digital loop carrier (“DLC”) equipment manufacturers. Of these major customer groups, the RBOCs are the most significant; for the quarter ended April 1, 2006, sales to the RBOCs accounted for approximately 28.6% the Company’s total revenue, compared to approximately 32.6% of total revenue for the first quarter of 2005. Sales to one of the four RBOC customers individually exceeded 10% of the Company’s total revenue for the first quarter of 2006, and was approximately 13.4% of the Company’s total revenue for the three months ended April 1, 2006. The Company continues to be highly dependent on the four RBOCs for a significant portion of its total revenue, but such dependency has generally declined in recent years due to changes in the Company’s product mix from our legacy MCU® products to our cable hardware and software products as well as other non-MCU related telecommunications products.
The Company’s cable products are sold to a customer base which ranges from small cable operators to certain of the largest cable equipment manufacturers and cable operators in the world. The Company’s total revenue related to cable product sales to one Cable Original Equipment Manufacturer (“OEM”) customer was 23.7% and 17.6% for the quarter ended April 1, 2006 and March 26, 2005, respectively.
PRODUCTS
TELECOMMUNICATION TEST SYSTEMS
Our proprietary telecommunications test and measurement products enable the telephone companies to use their existing line test systems to remotely diagnose problems in POTS lines containing both copper and fiber optics as well as qualify and troubleshoot problems on broadband DSL lines. POTS lines provide traditional voice service as well as connections for popular communication devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.” POTS lines still comprise the vast majority lines in service today throughout the world. The Company also sells LoopCare™ and DigiTest®, and hopes to sell N(x)Test™, N(x)DSL-3™, and LTSC™, the products acquired in the recent Emerson acquisition, to carriers that do not yet have POTS and DSL test systems, as well as those seeking to replace older generation test systems. The objective is for the carrier to eliminate false dispatches while providing high quality troubleshooting of problems for its subscribers.
DigiTest and LoopCare; N(x)Test, N(x)DSL-3 and LTSC
Our DigiTest system electrically measures the characteristics of a copper telephone circuit and reports those measurements to our LoopCare Operation Support System (OSS). The LoopCare OSS, in turn, analyzes that measurement data and creates an easy-to-understand fault description. At the same time, the LoopCare system can generate a dispatch to a work center so that a repairman can fix the problem. LoopCare and DigiTest also can determine whether the customer line is suitable for DSL services.

DigiTest can also serve as a replacement for aging Loop Test Systems (LTS) equipment ubiquitously deployed in current POTS networks. In addition, upgrades to DigiTest hardware can provide troubleshooting for DSL service problems.
LoopCare has remained the major incumbent OSS utilized by the RBOCs for over twenty-five years to test the integrity and quality of their POTS network infrastructure. The LoopCare OSS, which we offer both as part of the DigiTest system and as a stand-alone software product that can interface with certain other test heads on the market, currently manages testing operations for more than 75% of the copper pairs in the United States, and is the qualification, installation and maintenance tool used to troubleshoot more than 150 million POTS, ISDN and DSL subscribers worldwide.
The DigiTest system also has available direct Ethernet connectivity to Digital Measurement Node (DMN) test heads and our next generation broadband test platform, DigiTest EDGE®. Through Ethernet connections, the LoopCare OSS can communicate directly with remotely deployed DigiTest hardware, allowing it to manage up to four DMNs and eight simultaneous test sessions through a single Internet Protocol (IP) address. DigiTest EDGE provides a global platform for broadband test applications, by combining a narrowband and wideband metallic testing platform with DSL, Asynchronous Transfer Mode (ATM), IP, T-1 and Hypertext Transfer Protocol (HTTP) performance tests. In addition, LoopCare, working in conjunction with the DigiTest hardware and using innovative insertion loss measurements, can provide a customer with highly accurate predictions of potential DSL connect speeds. These test capabilities, when managed by our LoopCare OSS, enable service providers to accurately isolate a DSL problem between customer’s premises, the local exchange carrier’s local loop and Digital Subscriber Line Access Multiplexer (DSLAM) serving network, and the Internet service provider’s data network.
Our DigiTest family of products also includes the DigiTest HUB™, our next generation central office test platform designed to support multiple testing and assurance environments. The DigiTest HUB addresses emerging broadband testing requirements, but also retains interfaces to legacy equipment, allowing for a seamless migration from traditional to packet-based delivery of services and allowing service providers to continue automated, mass-market processes. The DigiTest HUB is a modular 12-slot chassis for medium to large Central Office applications from where a variety of services emanate. Plug-in modules can be added, as required to support POTS and DSL Layer 1-7. Test plug-in resources can be shared to multiple network elements by the use of a module that multiplexes the test access path. This includes sharing a test resource to remote access elements as fiber is driven further out into the network in topologies such as FTTx. When coupled with our LoopCare OSS, the DigiTest HUB serves the testing needs of both legacy and evolving broadband networks to facilitate a low-cost, asset-preserving transition.
In addition to the LoopCare OSS software sold as part of the DigiTest system, we also sell new LoopCare features to existing customers and the base LoopCare OSS as a stand-alone product to LECs for use with test heads other than our DigiTest hardware. LoopCare feature products include:
•	the Common Object Request Broker Architecture (CORBA)-based Application Programming Interface;

•	Benchmark Data Base;

•	DSL Testing;

•	the Advanced Testhead Feature Package;

•	Batch Testing;

•	Fax Unalert;

•	Loop Length Reporting;

•	Enabling Flow Through by Re-Classification of VER 55-58 Codes;

•	LoopCare TCP/IP Communications Network; and

•	Testing Voice Services in a Broadband Passive Optical Network (bPON).

•	Multi-DSL Prequalification Features; and

•	Breakthrough CPE and Fast Answering CPA Suppression.
Our recently acquired N(x)Test product is a next-generation, modular, subscriber loop measurement unit, which utilizes an open architecture, standard interfaces and DSP measurement technology. The N(x)Test unit can address broadband testing, standard demand and interactive testing and OSS-controlled ALT batch processing on subscriber loops, as well as expanded testing capability related to the pre-qualification of loops for DSL services through the network element. The N(x)DSL-3 test unit provides higher layer testing capability for various DSL services a customer may deploy. N(x)DSL-3 can be coupled with N(x)Test, providing the ability to conduct a full range of POTS and DSL testing, or used as a stand-alone, DSL-only test head. Our LTSC, Line Test Systems Controller, is a software package with multi-tasking capabilities that can stand alone or become an integrated process to an existing OSS in order to provide a totally integrated line testing platform for the customer’s operations. Designed with an open architecture, the LTSC system provides client/server access to the N(x)Test/N(x)DSL-3 systems deployed within the customer’s network in order to maintain the Quality Of Service for typical POTS as well as DSL services as the customer migrate towards a Next Generation Network.
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
CABLE TESTING PRODUCTS
The Company’s Cheetah™ performance and status monitoring products provide a broad network assurance solution for the Broadband Hybrid Fiber Coax (HFC) distribution system found in the cable television industry. Our Cheetah products gather status information and report on critical components within the cable network. The Company’s monitoring systems include complete hardware and software solutions that enable efficient HFC plant status monitoring. By providing a constant, proactive view of the health and status of outside plant transmission systems, our products can reduce operating costs and increase subscriber satisfaction.

Our cable offerings currently consist of our proprietary CheetahLight™ (formerly LIGHTHOUSE®) and CheetahNet™ (formerly NetMentor™) software systems and maintenance, our Cheetah XD™ Broadband Assurance Software and maintenance head-end controllers, return path switch hardware, both proprietary and DOCSIS®-based and Euro-DOCSIS™-based transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes. In 2003, we entered into a separate agreement with Alpha, the leading supplier of power management products to the cable industry, initially to serve as the exclusive provider of IP-based Data Over Cable Service Interface Specifications (DOCSIS) status monitoring equipment for its power supply systems. This agreement contains an initial term which expires in November 2007 and automatically renews on an annual basis thereafter unless terminated. In November 2005, this agreement was modified to make the right to sell the external version of the product non-exclusive, allowing us to sell that product directly to end customers.
SERVICES
Our Services offerings include software maintenance as well as professional services, which are designed to make sure that all of the components of our customers’ voice test systems operate properly. The Services business was considerably expanded upon the acquisition of software maintenance relationships related to the LoopCare and CheetahNet software product lines and with our internal development of the Cheetah XD™ software. Our Services business has shifted away from traditional MCU-based services, which have been replaced by more project-specific business. As a result, revenues from Services have become less predictable.
BACKLOG
Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of April 1, 2006, the Company had backlog of approximately $13.2 million compared to $14.7 million as of December 31, 2005 and $14.1 million as of March 26, 2005. The decrease in the backlog from December 31, 2005 is attributed to a lower hardware backlog. The backlog at April 1, 2006 and December 31, 2005 include approximately $6.1 million and $6.2 million, respectively, related to software maintenance contracts, which are earned and recognized as income on a straight-line basis during the remaining term of the underlying agreements. The Company’s policy is to include a maximum of twelve months revenue from multi-year maintenance agreements in reported backlog.
We have entered into LoopCare software maintenance agreements with all four RBOCs. Two of these agreements expire December 31, 2006, while the other two agreements expire on December 31, 2007 and December 31, 2008, respectively.
Management expects that approximately 40% of the current backlog will be recognized as revenue in the second quarter of 2006. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.

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
INTERNATIONAL SALES
International sales represented approximately $3.4 million, or 19.3% of the Company’s total revenue for the quarter ended April 1, 2006, compared to $2.6 million, or 18.2%, for the quarter ended March 26, 2005. Our international sales have increased year over year, and our marketing activity in international markets has expanded. We continue to evaluate opportunities in the international market that will enhance our international presence and growth. Through our OEM relationships with Lucent and Telesciences, we have experienced some success selling our DigiTest and LoopCare products into certain international markets. Additionally, on February 24, 2006, the Company acquired certain assets and assumed liabilities associated with the test system business unit of the Emerson Network Power, Energy Systems, North America, Inc. We believe this acquisition will enhance our international sales opportunities. As part of that acquisition, the Company assumed an agreement to provide the LTSC software and N(x)Test and associated hardware to Romtelecom in Romania. That project carries significant technical and commercial acceptance risk. Also, the Company currently sells these and other products to Ericcson on an as-ordered basis for resale to providers in the United Kingdom, and is hoping to put in place an agreement to formalize that relationship.
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

For perpetual software license fees and maintenance revenue, we follow the AICPA’s Statement of Position (SOP) 97-2, “Software Revenue Recognition.” This statement requires that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software, leaving no significant obligations on the part of the Company to perform. We require a customer purchase order or other written agreement to document the terms of a software order and written, unqualified acceptance from the customer prior to revenue recognition. In certain limited cases, however, agreements provide for automatic customer acceptance after the passage of time from a pre-determined event and we have relied on these provisions for an indication of the timing of revenue recognition. In isolated cases for orders of custom software, or orders that require significant software customization, we employ contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services may be separated into stand-alone fair values if not already documented in the purchase order or agreement and where list prices or other objective evidence of fair value exists to support such allocation, in accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue will not be recognized for any single element until all elements considered essential to the functionality of the delivered elements under the contract are delivered and accepted.
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

Goodwill and Intangible Assets
At April 1, 2006, we had net intangible assets of $44.2 million including capitalized software and Goodwill of $23.3 million primarily resulting from the acquisitions of the LoopCare in September 2001, Cheetah in February 2003 and the test business of Emerson in February of 2006. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets, not be amortized for financial reporting purposes. Finite lived intangible assets are generally amortized on a straight-line basis, with the exception of any customer base assets and software related intangible assets. The customer base assets are amortized utilizing an accelerated method which reflects the pattern in which the economic benefits of the customer base asset are consumed or otherwise used. Software related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
In connection with the assets acquired in the LoopCare transaction, intangible assets of $45.1 million were identified with residual goodwill of $16.6 million. These include Developed Product Software valued at $7.3 million and LoopCare Base Software valued at $4.5 million. Both have been determined to have finite useful lives of five years and ten years, respectively and are being amortized over those periods. Also identified were intangible assets related to the LoopCare trade name of $1.3 million and Post-Warranty Service Agreements of $32.0 million. Because of the longevity of the LoopCare trade name and the stability, level of embedment, and unique dependence of the RBOCs on the post warranty maintenance services, these intangible assets were determined to have indefinite useful lives at the acquisition date. With regard to the Post-Warranty Maintenance Service Agreements, during the fourth quarter of 2005 management determined that events and circumstances which supported the indefinite life of this asset had changed. More specifically, during the fourth quarter of 2005 one of the Company’s key customers disclosed that its FTTP initiative had exceeded 5% of its subscriber base, which indicates that the intangible asset related to the Post-Warranty Service Agreements may not have an indefinite useful life. This development as well as circumstances surrounding recent post-warranty contract renewals, on a combined basis led the Company to conclude that in accordance with SFAS No. 142 a finite useful life should be assigned and the intangible asset should be amortized on a prospective basis beginning October 1, 2005. Management currently believes that the hybrid fiber/copper network currently deployed by the RBOCs, which is tested by the underlying LoopCare Base Software, will exist for at least an additional 50 years. Management has therefore assigned a useful life to this asset of 50 years.
In the Cheetah acquisition, intangible assets of $7.8 million were identified with residual goodwill of $4.9 million. The intangible assets consist of the Cheetah Base Software valued at $2.9 million, the Cheetah Customer Base valued at $2.7 million, Proprietary Technology valued at $1.0 million, and Cheetah Maintenance Agreements valued at $0.2 million. The Cheetah Base Software, Proprietary Technology, and Cheetah Maintenance Agreements were determined to have useful lives of ten years, while the Cheetah Customer Base whose value is based on discounted cash flows generated on hardware sales which typically continue five years beyond the sale of the corresponding Base Software, was assigned a useful life of 15 years. A Cheetah trademark asset valued at $1.0 million was identified and determined to have an indefinite useful life.
On February 24, 2006 we acquired certain assets and assumed certain liabilities associated with the test business of Emerson Network Power, Energy Systems, North America, Inc. for $5.5 million in cash. As of April 1, 2006, we performed a preliminary allocation of the purchase price to the net assets acquired and have determined a preliminary estimate of useful life. The preliminary purchase price allocation remains subject to change based on the final valuation of acquired intangible assets other than goodwill. The Asset Purchase Agreement requires the final purchase price to be calculated and agreed to by the Company and Emerson based on the Closing Net Assets as of the date of the acquisition; we are currently reviewing the Closing Net Asset Statement in accordance with the agreement and any adjustments in the finalization of the purchase price may be material. Based on our preliminary purchase price allocation we have identified $0.7 million of customer relationship intangible assets and $0.5 million in technology related intangible assets both having an estimated life of five years. We also have identified $0.1 million associated with a tradename that is expected to have a useful life of 3 years. Finally we allocated $0.2 million of purchase price to the sales order backlog that was acquired which is expected to be consumed over the remainder of 2006. Based on the preliminary purchase price allocation goodwill is approximately $1.8 million.
Sensitivity Analysis:
Certain portions of the telecom market serviced by the Company’s products are evolving and, when appropriate, management reviews the impact of such changes on the key assumptions underlying the valuation of each of its intangible assets. Technological advances, as well as potential changes in strategic direction by any of the Company’s key telecom or cable customers, could result in an impairment or substantial reduction in one or more of the estimated lives over which the respective intangible asset(s) is/are currently being amortized. The following table lists intangible assets with a remaining life at April 1, 2006 of at least one year and that have a net book value exceeding $0.1 million:

	Years
				Twelve-month
	Original	Remaining Life at	Carrying Value at	Rolling Projected
Asset Description	Life	4/1/06	4/1/06	Amortization
LoopCare
Base Software	10	5.50	$2.5	$0.5
Post-Warranty
Maintenance Service
Agreements	50	49.50	31.7	0.6
Cheetah
Base Software	10	6.75	2.0	0.3
Proprietary Technology	10	6.75	0.7	0.1
Customer Base	15	11.75	2.1	0.3
Emerson
Proprietary Technology	5	5	0.5	0.1
Customer Relationship	5	5	0.7	0.2
Other	3-5	3	0.5	0.1

			$40.7	$2.2

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
We review our finite lived intangible assets and their related useful lives whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, including a change in the competitive landscape; any internal decisions to pursue new or different technology strategies; a loss of a significant customer; or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset or the period of economic benefit has changed. If impairment were indicated, the amount of the impairment would be determined by comparing the carrying value of the asset group to the fair value of the asset group. Fair value is generally determined by calculating the present value of the estimated future cash flows using an appropriate discount rate. The projection of the future cash flows and the selection of a discount rate require significant management judgment. The key assumptions that management must estimate include sales volume, prices, inflation, product costs, capital expenditures and sales and marketing costs. For developed technology, we also must estimate the likelihood of both pursuing a particular strategy and the level of expected market adoption.

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
Income Taxes
We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate all remaining deferred tax assets based on our current outlook and as of April 1, 2006 we believe all remaining assets will be utilized. There have been no significant changes in our state net operating losses or valuation allowances during the current quarter.
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
RESULTS OF OPERATIONS
FIRST QUARTER OF 2006 COMPARED TO FIRST QUARTER OF 2005
Revenues
The Company’s revenues for the first quarter of 2006 were $17.6 million, an increase of $3.3 million, or 23.3%, compared to revenues of $14.3 million reported for the first quarter of 2005.
Overall sales of cable hardware and software products increased $1.4 million from $4.8 million during the first quarter of 2005 to $6.2 million in the first quarter of 2006. During the first quarter of 2006, we experienced strong sales of our DOCSIS-based transponders. Many of our customers are demanding products that meet the DOCSIS standards, and we have generally experienced an increase in sales of our DOCSIS-based transponder products. The sales of our DOCSIS-based transponders generated lower margins than have historically been achieved with our proprietary cable equipment. We continue to design differentiating technologies that we believe will increase the value and revenue opportunities for our related software and enhanced VoIP service assurance products. Cable hardware and software product sales amounted to 35.2% and 33.5% of total first quarter 2006 and 2005 revenue, respectively.
Sales of the Company’s DigiTest system products, which include LoopCare software, were $3.7 million in the first quarter of 2006, an increase of $0.8 million, compared to the first quarter of 2005 of $2.9 million. DigiTest revenue was favorably affected by CLEC and ILEC customers continuing to purchase DigiTest products to augment their expanding networks as well as RBOC LTS modernization initiatives and rollout of DSL pre-qualification programs. DigiTest system sales accounted for 21.0% and 20.3% of total revenues for the first quarter of 2006 and 2005, respectively.
Sales of MCUs during the first quarter of 2006 were $3.3 million, down slightly from $3.4 reported in first quarter of 2005. Sales of MCU products direct to end user customers were down 32%, but nearly offset by an increase in sales to OEM customers. As a result, MCU sales represented 18.8% of total first quarter 2006 revenues compared to 23.8% for the first quarter of 2005.
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
Service revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, increased to $3.2 million in the first quarter of 2006, an increase of $0.9 million from $2.3 million recorded in the first quarter of 2005. Service revenues amounted to 18.2% and 16.1% of total first quarter 2006 and 2005 revenue, respectively. The increase is primarily attributed to the delay in the execution of a software maintenance agreement with one of our RBOC customers in the first quarter of 2005.
Sales of LoopCare software products separate and unrelated to DigiTest system products were $0.5 million in the first quarter of 2006 compared with $0.9 million recorded in the first quarter of 2005. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. When making a purchase decision for LoopCare software, our customers generally must complete a full technical evaluation of the software and develop a favorable business case within their organization. As a result, revenue from this product line can fluctuate significantly on a quarter by quarter basis. LoopCare software product sales comprised 2.8% of total revenues during the first quarter of 2006 compared to 6.3% in the first quarter of 2005.
Sales to the Company’s newly acquired Emerson Test Systems product line, which became part of the Company on February 24, 2006, were $0.7 million in the first quarter 2006 and amounted to 4.0% of revenues in the first quarter of 2006.
Gross Profit
Gross profit for the first quarter of 2006 increased $1.2 million, or 18.4%, to $7.9 million. The increase in gross profit is attributed primarily to additional sales of cable hardware and software products, increased DigiTest sales and an increase in service revenue and software maintenance revenue. During the first quarter of 2005 one of our RBOC customers did not have an executed maintenance agreement and thus no maintenance revenue was recorded for that customer. During the first quarter of 2006 we had in place executed maintenance agreements with all four RBOC customers. As a percentage of sales, gross profit for the quarter was 45.1% versus 47.0% for the year ago period. Gross margin, as a percentage of sales, decreased in the first quarter compared to the previous year’s first quarter due to increased sales of lower margin cable products, lower sales of our software products and the dilutive effects of the Emerson acquisition. The gross margins of our cable products currently are generally lower than the Company’s historical average margins. Our gross margins are extremely sensitive to product mix and can vary significantly from quarter to quarter. Certain product cost reductions efforts are currently underway; however, to the extent cable products constitute a significant portion of our near-term future revenue, we would expect our gross margins to be generally lower than historical levels.

Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, increased $0.4 million, or 20.0%, to $2.7 million for the first quarter of 2006. The increase is associated with an increase in salaries and wages due to cost of living increases in addition to the Emerson acquisition, commissions, SFAS 123(R) expense and travel costs associated with our focus on international business and a trade show that normally occurs in the second quarter in the current quarter. As a percentage of revenues, selling and marketing expenses increased from 15.3% in the first quarter of 2006 to 15.7% in the first quarter of 2005.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, increased by $0.5 million, or 26.4%, to $2.3 million for the first quarter of 2006. The increase is primarily attributed to an increase in professional services, salaries and wages and SFAS 123(R). As a percentage of revenues, general and administrative expenses increased from 12.8% in the first quarter of 2005 to 13.2% in the first quarter of 2006.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense increased by $0.3 million or 7.7% to $3.7 million in the first quarter of 2006. The increase in research and development expense is associated with increased salaries and wages and travel costs associated with international opportunities. As a percentage of revenues, research and development expense for the first quarter of 2006 was 20.8% down from 23.8% for the first quarter of 2005.
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
Interest and Other Income
Interest and other income, comprised primarily of interest income in both quarterly periods, for the first quarter of 2006 was $0.6 million, an increase of $0.4 million from the first quarter of 2005. The increase is due to higher yields on our investments.

Benefit from Income Taxes
Income taxes for the first quarter of 2006 included a benefit of under $0.1 million due to the current quarter pretax loss. The provision for income taxes in the first quarter of 2005 was also a benefit of $0.4 million. The effective income tax rate for the first quarter of 2006 was a benefit of 30% compared to a benefit of 33% in the first quarter of 2005. The decrease in the effective rate is attributed to the proportional impact of certain permanent items. While we have made our best estimate of our effective rate for 2006, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2006. We expect our 2006 full year effective tax rate to be approximately 30%.
Net Loss and Loss Per Share
For the first quarter of 2006, our basic and diluted loss per common share was breakeven compared to net loss of $0.06 per basic common share and diluted common share recorded in the prior year quarter. Basic and diluted weighted average common and common equivalent shares outstanding were 13.2 million in the first quarter of 2006 and 2005. The three months ended April 1, 2006 and March 26, 2005 do not include the effect of dilutive securities due to the current quarter net loss which would make those securities anti-dilutive to the earnings per share calculation.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used by operating activities for the three months ended April 1, 2006 was $3.2 million compared to net cash provided of $0.8 million for the same period in the prior year. The decrease in net cash provided is attributed to an increase in accounts receivable due to the timing of sales.
The Company had working capital of $79.1 million at April 1, 2006, a decrease of $1.7 million, from $80.8 million of working capital as of December 31, 2005. As of December 31, 2005, we had approximately $67.4 million in cash, cash equivalent and short term investments. The decrease in cash, cash equivalents and short term investments from December 31, 2005 to April 1, 2006 is primarily attributed to the $5.5 million purchase of the Emerson test business unit and an increase in accounts receivable that are related to the timing of sales.
Cash used in investing activities decreased from $10.2 million for the three months ended March 26, 2005 to $5.5 million for the three months ended April 1, 2006. The change is attributed to a reduction in purchases of short-term investments, offset by the fact that during the first quarter of 2006, we purchased the test business unit from Emerson for $5.5 million in cash. As of April 1, 2006, the Company had $58.8 million of cash, cash equivalents and short-term investments that are unrestricted and available for corporate purposes, including acquisitions and other general working capital requirements.
The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”) with a bank. Under the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions. The Facility contains certain standard covenants with which we must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis. A maximum leverage ratio restricts our total borrowings to approximately $25.0 million during the first quarter of 2006. Commitment fees are payable quarterly at an annual rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with our acquisition of the Cheetah product line to adjust the determination of base net worth. As of April 1, 2006 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future. The Company expects to incur capital expenditures totaling approximately $3.0 million in 2006 including projects for test fixtures related to the manufacturing process and purchases of computer and office equipment.
The Company has in place a stock repurchase program, which is more fully described in Part II, Item 2(e) of this Report. At management’s discretion, the Company may repurchase shares under this program, however, the number of shares and the timing of such purchases has not presently been determined. Any such purchases would be made using existing cash and short-term investments. No shares were repurchased under this program in the three months ended April 1, 2006.
Our financial position enables us to meet our cash requirements for operations and capital expansion programs.
RELATED PARTY TRANSACTION
Gregory Quiggle was hired by the Company as Executive Vice President of Marketing on August 13, 2001. In connection with the recruitment of Mr. Quiggle, the Company made a loan to Mr. Quiggle in the amount of $210,000 pursuant to a Promissory Note (the “Note”) with interest accruing at 5% per annum. The remaining outstanding balance of $152,000 is due and payable on or before the earlier of (i) May 2, 2008, (ii) the date of termination of Mr. Quiggle’s employment with the Company, or (iii) the date that Mr. Quiggle sells or otherwise transfers ownership of all or a portion of 40,200 shares of common stock in the name of Acterna LLC, which shares are being held by the Company as collateral for payment of the Note. Presently, the shares of stock being held as collateral have no value. The Note has not been modified since its issuance.
KEY RATIOS
The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, was 85 and 59 days as of April 1, 2006 and March 26, 2005, respectively. The change was attributable to the timing of sales as well as the effect of the Emerson acquisition. The Company’s inventory turnover ratio was 2.6 and 2.1 turns at April 1, 2006 and March 26, 2005, respectively.
NEW ACCOUNTING STANDARDS
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments acquired, issued or subject to remeasurement (new basis) event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will have no impact on our results of operation or our financial position.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on our results of operation or our financial position.
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
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended April 1, 2006 that have materially affected or are reasonably likely to materially affect these controls.

PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
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
The sales cycle for our system products is long, and the delay or failure to complete one or more large transactions in a quarter could cause our operating results to fall below our expectations.
The sales cycle is highly customer specific and can vary from a few weeks to many months. The software requirements of customers is highly dependent on many factors, including but not limited to their projections of business growth, capital budgets and anticipated cost savings from implementation of our software. Our delay or failure to complete one or more large transactions in a quarter could harm our operating results. Our software involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and associated hardware and require us to expend substantial time, effort and money educating them about the value of our solutions. Licensing of our software products often requires an extensive sales effort throughout a customer’s organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase.
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
Although we are unable to predict future prices for our MCU products, we expect that prices for these products will continue to be subject to significant downward pressure in certain markets for the reasons described above. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to expand our customer base, increase unit sales volumes of these products and to successfully develop, introduce and sell new products such as our cable and software products. We cannot assure you that we will be able to expand our customer base, increase unit sales volumes of existing products or develop, introduce and/or sell new products.
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
Rapid technological change, including evolving industry standards, could render our products obsolete. The adoption of industry-wide standards, such as the HMS and DOCSIS cable standards, may result in the elimination of or reductions in the demand for many of our proprietary products, such as our Cheetah head-end hardware products and other Cheetah products. Furthermore, standards for new services and technologies continue to evolve, requiring us to continually modify our products or to develop new versions to meet these new standards. Certain of these certifications are limited in scope, which may require that the product be recertified if any modifications to hardware or firmware are made. If we are unable to forecast the demand for, and to develop new products or to adapt our existing products to meet, these evolving standards and other technological innovations, or if our products and services do not gain the acceptance of our customers, there could be a negative effect on our revenues for sales of such products.
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
Our reliance on third parties for critical components and to manufacture certain aspects of our products involves risks, including delays in product shipments and reduced control over product quality.

We depend upon a limited number of third party subcontractors to manufacture certain aspects of our products. Furthermore, the components of our hardware products are procured from a limited number of outside suppliers, and some critical components may be single-sourced. Our reliance upon such third party contractors involve several additional risks, including reduced control over manufacturing costs, delivery times, reliability and quality components. Although our products generally use industry standard products, some parts, such as ASICs, are custom-made to our specifications. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity or integration issues related to our acquisition of the Emerson product line, the loss of key assembly subcontractors or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.
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
We recently completed our first significant acquisition involving international business and customers. In addition to the risks identified in the foregoing paragraph, the Emerson acquisition is subject to additional risks due to its international scope. Our ability to integrate this business may be particularly challenging due to the unique topology of international telecommunications networks, as well as requirements of doing business in particular countries. Further, our ability to sell certain products internationally will be reliant upon certain key manufacturing relationships and we may be unable to continue those relationships. Also, revenue forecasts for the Emerson acquisition are dependant on a few large customer projects and contracts, which bear significant deployment, acceptance and subsequent revenue recognition risks, which may all adversely affect the Company’s ability to make this acquisition accretive in 2006.
The failure of acquired assets to meet expectations, or a decline on our fair value determined by market prices of our stock, could indicate impairment of our intangible assets and result in impairment charges.
The carrying value of certain of our intangible assets, consisting primarily of goodwill related to our acquisitions from Lucent Technologies, Inc., JDS Uniphase (formerly, Acterna, LLC) and Emerson, could become impaired by changing market conditions. Statement of Financial Accounting Standards No. 142 (“SFAS 142”) requires goodwill and intangible assets with indefinite lives to be measured for impairment at least annually or more frequently if events and circumstances indicate that the carrying value of such assets may not be recoverable. We perform annual impairment tests on December 31 of each year. We have determined that we have one reporting unit and test goodwill for impairment by comparing the fair value of the Company’s equity, which we estimate based on the quoted market price of our common stock and an estimated control premium, to the Company’s book value. Our last required measurement date was December 31, 2005, at which time our test indicated no impairment. Interim impairment tests are required by SFAS 142 if certain events or changes in business conditions occur and we could be required to record an impairment charge in the period in which any impairment is determined, which could adversely affect future results.
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
We rely on software that we have licensed from third-party developers to perform key functions in our products and we rely on certain hardware sourced through OEM channels.
We rely on software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We also rely on certain hardware that is sold to us on a private-label OEM basis. We could lose the right to use this software or the software and/or hardware could be made available to us only on commercially unreasonable terms. Although we believe that, in most cases, alternative software or hardware is available from other third-party suppliers or internal developments, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in product shipments by us until equivalent software could be developed internally or identified, licensed and integrated, which would harm our business.
We are affected by a pattern of product price decline in certain markets, which can harm our business.
Because our cable products generate lower margins for us than our proprietary MCU and software offerings, an increase in the percentage of our sales of existing cable-related products will result in lower profitability. Furthermore, as consolidations within the cable industry and the adoption of the DOCSIS standards have caused and could continue to cause pricing pressure as our competitors’ lower product pricing, our revenues have been and may continue to be adversely affected. Although we have developed DOCSIS-based hardware and our relationship with our OEM partner is one that we believe will prominently position us to succeed in the marketing of DOCSIS-based products, these products will likely generate lower margins than have historically been generated by our proprietary technology. As a result, as our business shifts from our higher margin proprietary products to lower margin cable offerings and standardized products for which we have competition, we will need to sell greater volumes of our products to maintain our profitability.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
On December 15, 2005, our Board of Directors authorized the continuation through December 31, 2006 of a share repurchase program which expired on December 31, 2005. Under this extension, we can repurchase a total of one million shares of our common stock before December 31, 2006. Since the initial repurchase program was instituted in April 1997, and as of December 31, 2005, the Company has repurchased 0.5 million shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. At our discretion we will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments. No shares were repurchased under this program in the first quarter ended April 1, 2006.
Item 6. EXHIBITS
(a) Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Management Incentive Compensation Plan, filed herewith

10.2	Extension Agreement, dated March 22, 2006, between Tollgrade Communications, Inc. and Bulova Technologies EMS, LLC, filed herewith

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith
™LoopCare is a trademark of Tollgrade Communications, Inc.
™Cheetah is a trademark of Tollgrade Communications, Inc.
™HUB is a trademark of Tollgrade Communications, Inc.
™N(x)Test is a trademark of Tollgrade Communications, Inc.
™N(x)DSL is a trademark of Tollgrade Communications, Inc.
™LTSC is a trademark of Tollgrade Communications, Inc.
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

Tollgrade Communications, Inc.
(Registrant)
Dated: May 10, 2006	/s/ Mark B. Peterson

Mark B. Peterson

Chief Executive Officer

Dated: May 10, 2006	/s/ Samuel C. Knoch

Samuel C. Knoch

Chief Financial Officer and Treasurer

Dated: May 10, 2006	/s/ Sean M. Reilly

Sean M. Reilly

Controller

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Management Incentive Compensation Plan, filed herewith

10.2	Extension Agreement, dated March 22, 2006, between Tollgrade Communications, Inc. and Bulova Technologies EMS, LLC, filed herewith

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith