Form 10-Q
period 2006-07-01
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2006-07-27
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2006

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
Yes ☐           No ☑
As of June 30, 2006, there were 13,708,774 shares of the Registrant’s Common Stock, $0.20 par value per share, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended July 1, 2006

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value) (Unaudited)

	July 1, 2006	December 31, 2005*

ASSETS
Current assets:
Cash and cash equivalents	$51,376	$49,421
Short-term investments	10,190	18,010
Accounts receivable:
Trade, net of allowance for doubtful accounts of $519 in 2006 and $465 in 2005	10,826	9,456
Other	1,912	1,406
Inventories	11,602	9,934
Prepaid expenses and other current assets	1,216	1,397
Deferred tax assets and refundable income tax	1,623	1,803

Total current assets	88,745	91,427
Property and equipment, net	6,155	6,390
Deferred tax assets	72	46
Intangibles and capitalized software, net	42,909	43,616
Goodwill	24,075	21,562
Receivable from officer	151	153
Other assets	124	135

Total assets	$162,231	$163,329

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,454	$1,262
Accrued warranty	2,149	2,220
Accrued expenses	2,031	2,579
Accrued salaries and wages	722	660
Accrued royalties payable	191	581
Income taxes payable	327	869
Deferred income	1,958	2,450

Total current liabilities	8,832	10,621
Deferred tax liabilities	2,577	2,447

Total liabilities	11,409	13,068

Contingencies and commitments
Shareholders’ equity:
Preferred stock, $1.00 par value; Authorized shares, 10,000; issued shares, -0- in 2006 and 2005	—	—
Common stock, $.20 par value; authorized shares, 50,000; issued shares, 13,709 in 2006 and 13,664 in 2005	2,742	2,733
Additional paid-in capital	72,189	71,469
Treasury stock, at cost, 462 shares in 2006 and 2005	(4,791)	(4,791)
Retained earnings	80,682	80,850

Total shareholders’ equity	150,822	150,261

Total liabilities and shareholders’ equity	$162,231	$163,329

*	Amounts derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Revenues:
Products	$12,415	$12,703	$26,775	$24,615
Services	3,838	4,389	7,085	6,752

Total revenues:	16,253	17,092	33,860	31,367

Cost of product sales:
Products	6,316	6,170	13,975	12,222
Services	1,404	936	2,429	1,732
Amortization of intangibles	913	716	1,890	1,430

	8,633	7,822	18,294	15,384

Gross Profit:	7,620	9,270	15,566	15,983

Selling and marketing	2,937	2,438	5,623	4,676
General and administrative	1,864	1,895	4,183	3,730
Research and development	3,590	3,693	7,250	7,089
Retirement Expense	—	—	—	775

Total operating expenses	8,391	8,026	17,056	16,270

(Loss) income from operations	(771)	1,244	(1,490)	(287)
Interest and other income, net	628	252	1,255	514

(Loss) income before income taxes	(143)	1,496	(235)	227
(Benefit) provision for income taxes	(39)	441	(67)	17

Net (loss) income	$(104)	$1,055	$(168)	$210

(Loss) earnings per share information:
Weighted average shares of common stock and equivalents:
Basic	13,247	13,161	13,230	13,161
Diluted	13,247	13,168	13,230	13,190
Net (loss) income per common and common equivalent shares:
Basic	$(0.01)	$0.08	$(0.01)	$0.02

Diluted	$(0.01)	$0.08	$(0.01)	$0.02
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended July 1, 2006
(In thousands) (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2005	—	$—	13,664	$2,733	$71,469	$(4,791)	$80,850	$150,261

Exercise of common stock options	—	—	45	9	397	—	—	406

Tax benefit from exercise of stock options	—	—	—	—	94	—	—	94

Stock-based compensation expense	—	—	—	—	229	—	—	229

Net loss	—	—	—	—	—	—	(168)	(168)

Balance at July 1, 2006	—	$—	13,709	$2,742	$72,189	$(4,791)	$80,682	$150,822

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	July 1, 2006	June 25, 2005

Cash flows from operating activities :
Net (loss) income	$(168)	$210
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,989	2,665
Compensation expense related to stock plans	229	—
Deferred income taxes	(367)	(53)
Provision for losses on inventory	(97)	274
Provision for allowance for doubtful accounts	54	7
Changes in assets and liabilities (net of acquired business):
Accounts receivable-trade	403	(2,056)
Accounts receivable-other	(506)	(1,089)
Inventory	(458)	184
Prepaid expenses and other assets	194	1,176
Refundable taxes	651	212
Accounts payable	(441)	173
Accrued warranty	(71)	(174)
Accrued expenses and deferred income	(1,581)	(227)
Accrued royalties payable	(390)	(333)
Accrued salaries and wages	62	(472)
Income taxes payable	(542)	169

Net cash (used in) provided by operating activities	(39)	666

Cash flows from investing activities:
Purchase of Emerson product line	(5,501)	—
Purchase of short-term investments	(6,528)	(15,328)
Redemption/maturity of short-term investments	14,348	4,445
Capital expenditures, including capitalized software	(825)	(692)

Net cash provided by (used in) investing activities	1,494	(11,575)

Cash flows from financing activities:
Proceeds from exercise of stock options	406	—
Tax benefit from exercise of stock options	94	—

Net cash provided by financing activities	500	—

Net increase (decrease) in cash and cash equivalents	1,955	(10,909)

Cash and cash equivalents at beginning of period	$49,421	$32,622

Cash and cash equivalents at end of period	$51,376	$21,713

The accompanying notes are an integral part of the condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
We report our quarterly results for the first three interim periods of 2006 based on fiscal quarters ending on Saturdays and for the fourth interim period ending on December 31. For the three months ended July 1, 2006, there were 13 weeks and for the three months ended June 25, 2005 there were 13 weeks. The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company” or “Tollgrade”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three and six-month periods ended July 1, 2006 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six-month periods ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
With respect to the unaudited financial information of the Company for each of the three and six-month periods ended July 1, 2006 and June 25, 2005, included in this Form 10-Q, PricewaterhouseCoopers LLP (“PwC”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated July 27, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a “report” within the meaning of Sections 7 and 11 of the Act.
RECLASSIFICATIONS
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
SEGMENT INFORMATION
The Company follows the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information, Financial Reporting for Segments of a Business.” This statement establishes standards for reporting information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. On February 24, 2006, the Company purchased certain assets and assumed certain liabilities associated with the test systems business unit of Emerson Network Power, Energy Systems, North America, Inc. (“Emerson”). This acquisition is currently being integrated into the Company and will be consolidated into our current product offerings. As such, the Company will continue to manage and operate its business as one operating segment.
NEW ACCOUNTING STANDARDS
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments acquired, issued or subject to remeasurement (new basis) event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. Management believes that the adoption of SFAS No. 155 will have no impact on our results of operation or our financial position.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. Management believes that the adoption of SFAS No. 156 will have no impact on our results of operation or our financial position.
In June 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainties in income taxes recognized on an enterprises financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are reviewing the adoption of FIN 48 and assessing the impact on our results of operations and our financial position.
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended July 1, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective application transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended July 1, 2006 was $0.1 million and $0.2 million, respectively, which consisted of stock-based compensation expense related to employee stock options.
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
Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended July 1, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. We have not granted any employee stock options during the six months ended July 1, 2006. If options would be granted after December 31, 2005, compensation expense would be measured based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
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

Pro forma information under SFAS 123 for periods prior to January 1, 2006
Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 25, 2005 based on the fair value method set forth in SFAS No. 123.

	Three Months Ended	Six Months Ended
	June 25, 2005	June 25, 2005
	(in thousands)	(in thousands)

Net income	$1,055	$210
Less: Total stock-based compensation determined under the fair value method for all awards, net of related tax	7	9

Pro forma net income	$1,048	$201

Income per share:
Basic	$0.08	$0.02

Basic – pro forma	$0.08	$0.02

Diluted	$0.08	$0.02

Diluted – pro forma	$0.08	$0.02

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
In March 2006, the Company’s Board of Directors adopted the 2006 Long-Term Incentive Compensation Plan, which was approved by Shareholders on May 9, 2006, and provides up to 1,300,000 shares available for grant. This plan was intended to replace the Company’s 1995 Long-Term Incentive Compensation Plan which, by its terms, provided that no shares could be awarded beyond October 15, 2005. The 1998 Employee Incentive Compensation Plan is still an active plan and the aggregate number of shares of the Company’s Common Stock which were reserved under it is 990,000 shares, subject to proportionate adjustments in the event of stock splits and similar events. All full-time active employees of the Company, excluding officers and directors, are eligible to participate in the 1998 Plan. The shares authorized but not granted under active plans and otherwise were as follows:

	Shares Authorized But Not Granted
	July 1, 2006	December 31, 2005

1998 Employee Incentive Compensation Plan	116,188	107,054
2006 Long-term Incentive Compensation Plan	1,300,000	N/A

Transactions involving stock opti(ons under the Company’s various plans and otherwise are summarized below:

	Number of		Weighted Average
	Shares	Range of Options Price	Exercise Price

Outstanding, December 31, 2005	1,780,037	$7.28 – 159.19	$26.87

Granted	—	—	—
Exercised	(44,984)	$7.56 – 12.55	9.02
Cancelled	(313,484)	7.28 – 55.90	14.17

Outstanding, July 1, 2006	1,421,569	7.28 – 159.19	30.24

Number of Shares

Options exercisable at:
December 31, 2005	1,605,113
July 1, 2006	1,247,311
The following table summarizes the status of stock options, outstanding and exercisable, at July 1, 2006:

	Stock Options Outstanding				Stock Options Exercisable
		Weighted
	Number	Average	Weighted		Number	Weighted
	Outstanding	Remaining	Average	Aggregate	Exercisable	Average	Aggregate
Range of	as of	Contractual	Exercise	Intrinsic	as of	Exercise	Intrinsic
Exercise Prices	07/01/06	Life	Price	Value	07/01/06	Price	Value
7.28	51,000	2.46	$7.28	$123,354	51,000	$7.28	$123,354
7.29 – 9.49	427,752	7.12	8.53	503,497	253,494	8.45	317,510
9.50 – 12.55	131,367	4.75	11.34	—	131,367	11.34	—
12.56 – 15.84	124,300	4.04	13.89	—	124,300	13.89	—
15.85 – 21.70	159,500	5.28	19.15	—	159,500	19.15	—
21.71 – 28.70	175,250	5.28	27.93	—	175,250	27.93	—
28.71 – 55.90	193,350	4.84	44.83	—	193,350	44.83	—
55.91 – 103.59	10,000	4.21	97.25	—	10,000	97.25	—
103.60 – 117.34	133,000	4.13	117.34	—	133,000	117.34	—
117.35 – 159.19	16,050	4.03	159.19	—	16,050	159.19	—

Total	1,421,569	5.39	$30.24	$626,851	1,247,311	$33.26	$440,864

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $9.70 as of June 30, 2006, which would have been received by the option holders had all options holders exercised their options as of that date. The intrinsic value of options exercised for the six months ended July 1, 2006, was $260,908. The total number of in-the-money options exercisable as of July 1, 2006 was 304,494. As of June 25, 2005, 1,635,869 outstanding options were exercisable, and the weighted-average exercise price was $30.67.
3. ACQUISITION
On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson for $5.5 million in cash. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” and accordingly, the results of operations of the acquired Emerson test systems business from February 24, 2006 forward are included in the consolidated financial statements of the Company. The Company has made a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed. The purchase price allocation was made on a preliminary basis and remains subject to change based on finalization of the closing net assets and final valuation of acquired intangible assets other than goodwill. The Asset Purchase Agreement requires the final purchase price to be calculated and agreed to by the Company and Emerson. We are currently reviewing the closing net asset statement in accordance with that agreement and any adjustments in the finalization of the purchase price may be material. All intangible assets will be deductible for tax purposes over a fifteen year period and are not expected to have any residual value.
The following summarizes the current estimated fair values as of the date of the acquisition (in thousands):

Accounts Receivable		$1,827
Inventories		1,113
Property and Equipment		131
Intangible Assets:
Customer Relationship	193
Tradename	62
Purchased Technology	761
Sales Order Backlog	75
Goodwill	2,513

Total Assets Acquired		6,675

Deferred Income		175
Accounts Payable		633
Restructuring		366

Total Liabilities		1,174

Net Assets Acquired		$5,501

The following condensed pro forma results of operations reflect the pro forma combination of the Company and the acquired Emerson test systems business as if the combination occurred as of the beginning of each of the periods presented. Revenues for the periods prior to the Company’s ownership were based on historical information provided by Emerson. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have been incurred had the Emerson acquisition been consummated on January 1, 2005 or 2006. In addition, these results are not intended to be projections of future results.

	(In Thousands, Except Per Share Data)
	Unaudited Pro Forma	Unaudited Pro Forma
	Three Months Ended	Three Months Ended
	July 1, 2006	June 25, 2005
Revenues	$16,253	$19,421
(Loss) income from operations	$(771)	$1,487
Net (loss) income	$(104)	$1,226
Diluted (loss) earnings per share	$(0.01)	$0.09

	(In Thousands, Except Per Share Data)
	Unaudited Pro Forma	Unaudited Pro Forma
	Six Months Ended	Six Months Ended
	July 1, 2006	June 25, 2005
Revenues	$35,426	$37,068
(Loss) income from operations	$(1,477)	$153
Net (loss) income	$(159)	$617
Diluted (loss) earnings per share	$(0.01)	$0.05
4. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

		July 1, 2006			December 31, 2005
	Useful
	Life		Accumulated		Accumulated
	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Amortizing Intangible Assets:
Post Warranty Service Agreements	50	$32,000	$480	$31,520	$32,000	$160	$31,840
Technology	5-10	17,826	11,039	6,787	16,973	9,698	7,275
Customer Relationships	5-10	2,843	595	2,248	2,650	449	2,201
Purchased Backlog	1	75	75	—	—	—	—
Tradename	3	62	8	54	—	—	—
Non-Amortizing Intangible Assets:
Tradenames		2,300	—	2,300	2,300	—	2,300

Total Intangible Assets		$55,106	$12,197	$42,909	$53,923	$10,307	$43,616

Goodwill		$24,075		$24,075	$21,562		$21,562

On February 24, 2006, the Company acquired certain assets and assumed certain liabilities associated with the test systems business of Emerson for $5.5 million in cash. Based on our preliminary purchase price allocation, we have established $0.2 million in customer relationship intangible assets and technology related intangible assets of $0.8 million both of which have a useful life of five years, tradename of $0.1 million which has a life of three years and purchased sales order backlog of $0.1 million which was consumed during the first and second quarters of 2006.
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
The Company currently estimates its total amortization expense to be $1.5 million for the remaining six months of 2006 and $2.3 million, $2.2 million, $2.0 million, and $1.9 million for the years ended December 31, 2007, 2008, 2009, and 2010, respectively, and $30.7 million for periods thereafter.
5. INVENTORY
Inventory consisted of the following (in thousands):

	July 1, 2006	December 31, 2005
Raw materials	$6,196	$5,712
Work in process	3,552	3,449
Finished goods	3,852	2,868

	13,600	12,029
Reserve for slow moving and obsolete inventory	(1,998)	(2,095)

	$11,602	$9,934

6. SHORT-TERM INVESTMENTS
Short-term investments at July 1, 2006 and December 31, 2005, which are classified as available for sale, primarily consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of more than three months and less than one year from the date of purchase and/or contain a callable provision in which bonds can be called within one year from date of purchase. A portion of the Company’s portfolio also consists of an auction rate security. This instrument is classified as a short term investment and has an original maturity that is January 1, 2028, but has an interest rate that resets every seven days. The market value of the instruments approximates cost. The primary investment purpose is to provide a return on investment of funds held for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.
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
8. EMERSON INTEGRATION PROGRAM
In conjunction with the Emerson acquisition, the Company has implemented an integration plan to relocate certain former Emerson employees to our Cheswick, Pennsylvania location and will result in the closure of a leased facility in Ft. Worth, Texas. We expect the employee relocation and facility closure costs to be approximately $0.4 million and completed by the third quarter of 2006. These costs will be accounted for under Emerging Issue Task Force No. 95-3 (EITF 95-3) “Recognition of Liabilities in Connection with a Purchase Business Combination.”
As a result, the relocation costs and facility closure have been recorded as part of the Emerson purchase price allocation. The following table summarizes the associated costs (in thousands):

	Accrual at	Adjustment to		Accrual at
	April 1, 2006	Goodwill	Cash Payments	July 1, 2006

Relocation Costs	$—	$0.3	$—	$0.3
Facility Rationalization	—	0.1	—	0.1

Total	$—	$0.4	$—	$0.4

Additionally, in connection with the Emerson integration program, we have also implemented a workforce reduction that will be completed by the third quarter of 2006. Employees impacted by the reduction were provided a termination benefit to ensure an effective integration of the Emerson product line. The total cost of the program will be recorded following the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposed Activities,” and will be ratably recorded over the second and third quarters of 2006. It is expected to result in a charge of $0.1 million. As of July 1, 2006, no amounts have yet been paid.
9. PER SHARE INFORMATION
Net loss per share has been computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share”, for all periods presented. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock option grants. The three and six month periods ended July 1, 2006 did not include the effect of dilutive securities, which amounted to 90,000 and 117,000, respectively, due to the net loss reported in each of those periods which would make those securities anti-dilutive to the earnings per share calculation.

A reconciliation of earnings per share is as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 25, 2005	June 25, 2005
Net Income	$1,055	$210

Common and common equivalent shares:
Weighted average common shares outstanding	13,161	13,161

Effect of dilutive securities- stock options	7	29

	13,168	13,190

Income per share:
Basic	$0.08	$0.02
Diluted	$0.08	$0.02
10. RECEIVABLE FROM OFFICER
In July 2001, the Company provided a loan for $0.2 million under a promissory note to an officer of the Company. The note provides for interest at 5% per annum with repayment under various conditions but no later than May 20, 2008. The loan is secured by 40,200 shares of common stock in the name of Acterna, LLC as collateral, which currently have no value. The balance of the loan at July 1, 2006 and December 31, 2005 was approximately $151,000 and $153,000, respectively. The loan has not been modified since its original issuance.
11. PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.
Activity in the warranty accrual is as follows (in thousands):

	Six Months Ended	Year Ended
	July 1, 2006	December 31, 2005

Balance at the beginning of the period	$2,220	$2,081

Accruals for warranties issued during the period	627	1,502
Settlements during the period	(698)	(1,363)

Balance at the end of the period	$2,149	$2,220

During 2005, settlements during the period included a $0.2 million change in estimate of certain warranty reserves.
12. CONTINGENCIES AND COMMITMENTS
The Company is, from time to time, a party to various legal claims and disputes, either asserted or unasserted, which arise in the ordinary course of business. While the final resolution of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these claims will have a material adverse effect on the Company’s consolidated financial position, or annual results of operations or cash flow.
13. MAJOR CUSTOMERS AND INTERNATIONAL SALES
The Company’s primary customers for its telecommunications products and services are the four Regional Bell Operating Companies (“RBOCs”), certain major independent telephone companies and several digital loop carrier (“DLC”) equipment manufacturers. Of these major customer groups, the RBOCs are the most significant; for the second quarter ended July 1, 2006, sales to the RBOCs accounted for approximately 31% of the Company’s total revenue, compared to approximately 35% of total revenue for the second quarter of 2005. Sales to one of the four RBOC customers individually exceeded 10% of the Company’s total revenue and comprised approximately 17.2% of the Company’s total revenue for the second quarter of 2006. Additionally, sales to one ILEC customer exceeded 10% of second quarter 2006 revenue and comprised approximately 13.5% of the Company’s second quarter 2006 revenue. The Company did not have any sales exceeding 10% of consolidating revenues during the three month period ended July 1, 2006 to any of its customers for cable products and services. During the second quarter ended June 25, 2005, the Company had sales to one cable customer that exceeded 10% of consolidated revenues.
For the six months ended July 1, 2006 and June 25, 2005, sales to the RBOCs accounted for approximately 21.7% and 33.8%, respectively, of the Company’s total revenue. Sales to one of the four RBOC customers individually exceeded 10% of the Company’s total revenue and comprised approximately 10.6% of the Company’s total revenue for the six months ended July 1, 2006. The Company had sales to one cable customer that exceeded 10% of the Company’s consolidated revenue for the six month period ended July 1, 2006 and June 25, 2005.
International sales represented approximately $2.8 million or 17.2% of the Company’s total revenue for the quarter ended July 1, 2006, compared to $4.0 million, or 23.6%, in the second quarter 2005. Our international sales were primarily in three geographic areas based upon customer location for the quarter ended July 1, 2006: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $0.8 million, sales for EMEA were $1.9 million and sales in Asia were $0.1 million.
International sales represented approximately $6.2 million or 18.3% of the Company’s total revenue for the six months ended July 1, 2006, compared to $6.6 million, or 21.0%, for the six months ended June 25, 2005. Our international sales were primarily in three geographic areas based upon customer location for the quarter ended July 1, 2006: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $2.4 million, sales for EMEA were $3.5 million and sales in Asia were $0.3 million.
14. SUBSEQUENT EVENT
On July 27, 2006, the Company announced several initiatives that will be implemented in the third quarter, which are aimed at increasing efficiency and reducing costs. These initiatives include the consolidation of the Sarasota, Florida location into the existing Cheswick, Pennsylvania headquarters and the elimination of approximately 23 positions. The Company will record a non-recurring pre-tax charge of approximately $1.9 million during the third quarter of 2006 related to these employee matters and curtailment of the lease and asset disposal costs. The initiatives also include a reduction of headcount acquired as part of the Emerson acquisition by 6 positions and closing the Texas location, effective August 31, 2006. The Emerson integration plan is not expected to result in any significant non-recurring charges. The Company has also identified certain product lines that no longer meet the criteria of our long-term objectives and strategy. These product lines have been targeted for discontinuation and the cost of inventory will be reduced to their estimated net realizable value, resulting in a non-recurring pre-tax charge of approximately $4.0 million to be recorded during the third quarter of 2006. Finally, the Company also reviewed the strategic need for certain real estate in conjunction with the actions above and has determined that the value of the assets is impaired. The Company will reduce the carrying value of the real estate to its estimated net realizable value, resulting in a non-recurring pre-tax charge of $0.4 million during the third quarter of 2006.
On July 23, 2006, the preferred share purchase rights under the Rights Agreement, dated July 23, 1996, between the Company and Chase Mellon Shareholder Services, LLC, as Rights Agent, expired pursuant to their terms.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Tollgrade Communications, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. as of July 1, 2006, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended July 1, 2006 and June 25, 2005, the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended July 1, 2006 and the condensed consolidated statements of cash flows for the six-month periods ended July 1, 2006 and June 25, 2005. These interim financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 2, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
PricewaterhouseCoopers LLP
Pittsburgh, PA
July 26, 2006

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
These forward-looking statements and other forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-Q are based on assumptions that involve risks and uncertainties and are subject to change. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements, as a result of various factors, including those described in Item 1A under “Risk Factors.” The factors discussed herein may not be exhaustive. Therefore, the factors discussed herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.
OVERVIEW
About the Company
Tollgrade designs, engineers, markets and supports test system, test access and status monitoring products and test software for the telecommunications and cable television industries. The Company’s telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service (“POTS”) lines containing both copper and fiber optics. The Company’s test system products, specifically the DigiTest® test platform and now the hardware and software acquired in the Emerson acquisition, focus on helping local exchange carriers conduct the full range of fault diagnosis along with the ability to pre-qualify, deploy and maintain next-generation services, including Digital Subscriber Line service. The Company’s cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes.
About its customers
The Company’s primary customers for its telecommunications products and services are the four Regional Bell Operating Companies (“RBOCs”), certain major independent telephone companies and several digital loop carrier (“DLC”) equipment manufacturers. Of these major customer groups, the RBOCs are the most significant; for the quarter ended July 1, 2006, sales to the RBOCs accounted for approximately 31% the Company’s total revenue, compared to approximately 35% of total revenue for the second quarter of 2005. Sales to one of the four RBOC customers individually exceeded 10% of the Company’s total revenue for the second quarter of 2006, and was approximately 17.2% of the Company’s total revenue for the three months ended July 1, 2006. For the six months ended July 1, 2006 and June 25, 2005, sales to the RBOCs accounted for approximately 21.7% and 33.8%, respectively, of the Company’s total revenue. Sales to one of the four RBOC customers individually exceeded 10% of the Company’s total revenue and comprised approximately 10.6% of the Company’s total revenue for the six months ended July 1, 2006. The Company continues to be highly dependent on the four RBOCs for a significant portion of its total revenue, but that proportion has decreased as the RBOC customers have diverted capital spending to rebuilding their networks with new, Ethernet-based technology. This has caused changes in the Company’s product mix from our legacy MCU® products to our cable hardware and software products, which carry lower profit margins, as well as other non-MCU related telecommunications products. During the quarter ended July 1, 2006, the Company had sales to one ILEC customer that exceeded 10% of the second quarter 2006 revenue and comprised 13.5% of the Company’s second quarter 2006 revenue.
The Company’s cable products are sold to a customer base which ranges from small cable operators to certain of the largest cable equipment manufacturers and cable operators in the world. The Company did not have any individual cable customers comprise over 10% of the total revenue for the quarter ended July 1, 2006. During the quarter ended June 25, 2005, the Company had sales to one cable customer that exceeded 10% of consolidated revenue. The Company had sales to one cable customer that exceeded 10% of the Company’s consolidated revenue for the six month period ended July 1, 2006 and June 25, 2005.
PRODUCTS
TELECOMMUNICATION TEST SYSTEMS
Our proprietary telecommunications test and measurement products enable the telephone companies to use their existing line test systems to remotely diagnose problems in POTS lines containing both copper and fiber optics as well as qualify and troubleshoot problems on broadband DSL lines. POTS lines provide traditional voice service as well as connections for popular communication devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.” POTS lines still comprise the vast majority lines in service today throughout the world. The Company also sells LoopCare™ and DigiTest®, and N(x)Test™, N(x)DSL-3™, and LTSC™, the products acquired in the recent Emerson acquisition, to carriers that do not yet have POTS and DSL test systems, as well as those seeking to replace older generation test systems. The objective is for the carrier to eliminate false dispatches while providing high quality troubleshooting of problems for its subscribers.
DigiTest and LoopCare; N(x)Test, N(x)DSL-3 and LTSC
Our DigiTest system electrically measures the characteristics of a copper telephone circuit and reports those measurements to our LoopCare Operation Support System (OSS). The LoopCare OSS, in turn, analyzes that measurement data and creates an easy-to-understand fault description. At the same time, the LoopCare system can generate a dispatch to a work center so that a repairman can fix the problem. LoopCare and DigiTest also can determine whether the customer line is suitable for DSL services. DigiTest can also serve as a replacement for aging Loop Test Systems (LTS) equipment widely deployed in current POTS networks. In addition, upgrades to DigiTest hardware can provide troubleshooting for DSL service problems.
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
Our DigiTest family of products also includes the DigiTest HUB™, our next generation central office test platform designed to support multiple testing and assurance environments. The DigiTest HUB addresses emerging broadband testing requirements, but also retains interfaces to legacy equipment, allowing for a seamless migration from traditional to packet-based delivery of services and allowing service providers to continue automated, mass-market processes. The DigiTest HUB is a modular 12-slot chassis for medium to large Central Office applications from where a variety of services emanate. Plug-in modules can be added, as required to support POTS and DSL Layer 1-7. Test plug-in resources can be shared to multiple network elements by the use of a module that multiplexes the test access path. This includes sharing a test resource to remote access elements as fiber is driven further out into the network in topologies such as FTTx. When coupled with our LoopCare OSS, the DigiTest HUB serves the testing needs of both legacy and evolving broadband networks to facilitate a low-cost, asset-

preserving transition.
In addition to the LoopCare OSS software sold as part of the DigiTest system, we also sell new LoopCare features to existing customers and the base LoopCare OSS as a stand-alone product to independent telephone companies for use with test heads other than our DigiTest hardware. LoopCare feature products include:
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
Our recently acquired N(x)Test product is a modular, subscriber loop measurement unit, which utilizes an open architecture, standard interfaces and DSP measurement technology. The N(x)Test unit can address broadband testing, standard demand and interactive testing and OSS-controlled ALT batch processing on subscriber loops, as well as expanded testing capability related to the pre-qualification of loops for DSL services through the network element. The N(x)DSL-3 test unit provides higher layer testing capability for various DSL services a customer may deploy. N(x)DSL-3 can be coupled with N(x)Test, providing the ability to conduct a full range of POTS and DSL testing, or used as a stand-alone, DSL-only test head. Our LTSC, Line Test Systems Controller, is a software package with multi-tasking capabilities that can stand alone or become an integrated process to an existing OSS in order to provide a totally integrated line testing platform for the customer’s operations. Designed with an open architecture, the LTSC system provides client/server access to the N(x)Test/N(x)DSL-3 systems deployed within the customer’s network in order to maintain the Quality Of Service for typical POTS as well as DSL services as the customer migrates towards a next generation network.
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
Our cable offerings currently consist of our proprietary CheetahLight™ (formerly LIGHTHOUSE®) and CheetahNet™ (formerly NetMentor™) software systems and maintenance, our CheetahXD™ Broadband Assurance Software and maintenance head-end controllers, return path switch hardware, both proprietary and DOCSIS®-based and Euro-DOCSIS™-based transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes. In 2003, we entered into an agreement with Alpha, the leading supplier of power management products to the cable industry, initially to serve as the exclusive provider of DOCSIS-based status monitoring equipment for its power supply systems. This agreement contains an initial term which expires in November 2007 and automatically renews on an annual basis thereafter unless terminated. In November 2005, this agreement was modified to make the right to sell the external version of the product non-exclusive, allowing us to sell that product directly to end customers. Since the modification of this agreement, we have experienced a decline in orders of DOCSIS-based transponders from Alpha, as they have also expanded their transponder purchases from the Company’s competitors, but this decline has been partially offset by an increase in direct sales of our DOCSIS-based transponders to end customers.
SERVICES
Our Services offerings include software maintenance as well as professional services, which are designed to make sure that all of the components of our customers’ voice test systems operate properly. The Services business was considerably expanded upon the acquisition of software maintenance relationships related to the LoopCare and CheetahNet software product lines and with our internal development of the CheetahXD™ software. Our Services business has shifted away from traditional MCU-based services, which have been replaced by more project-specific business. As a result, revenues from Services have become less predictable.
BACKLOG
Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of July 1, 2006, the Company had backlog of approximately $8.5 million compared to $14.7 million as of December 31, 2005 and $11.9 million as of June 25, 2005. The decrease in the backlog from December 31, 2005 is attributed to completion of significant milestones for certain large projects and a decline in DOCSIS-based equipment backlog caused by lower sales to Alpha under our OEM agreement, and the timing of the renewal of certain maintenance agreements that expire on December 31, 2006. The backlog at July 1, 2006 and December 31, 2005 includes approximately $5.3 million and $6.2 million, respectively, related to software maintenance contracts, which are earned and recognized as income on a straight-line basis during the remaining term of the underlying agreements. The Company’s policy is to include a maximum of twelve months revenue from multi-year maintenance agreements in reported backlog.
We have entered into LoopCare software maintenance agreements with all four RBOCs. Two of these agreements expire December 31, 2006, while the other two agreements expire on December 31, 2007 and December 31, 2008, respectively.
Management expects that approximately 39% of the current backlog will be recognized as revenue in the third quarter of 2006. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.
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
INTERNATIONAL SALES
International sales represented approximately $2.8 million, or 17.2% of the Company’s total revenue for the quarter ended July 1, 2006, compared to $4.0 million, or 23.6%, for the quarter ended June 25, 2005. Our international sales were primarily in three geographic areas based upon customer location for the quarter ended July 1, 2006: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $0.8 million, sales for EMEA were $1.9 million and sales in Asia were $0.1 million.
International sales represented approximately $6.2 million, or 18.3% of the Company’s total revenue for the six months ended July 1, 2006, compared to $6.6 million, or 21.0%, for the six months ended June 25, 2005. Our international sales were primarily in three geographic areas based upon customer location for the six months ended July 1, 2006: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $2.4 million, sales for EMEA were $3.5 million and sales in Asia were $0.3 million.
Our marketing activity in international markets has expanded. We continue to evaluate opportunities in the international market that will enhance our international presence and growth. Through our OEM relationships with Lucent and Telesciences, we have experienced some success selling our DigiTest and LoopCare products into certain international markets, and we continue to target specific opportunities with those OEM channels. Additionally, we believe the Emerson acquisition will enhance our international sales opportunities for our telecommunications products into their existing customer base, and into greenfield opportunities for POTS and DSL testing. As part of that acquisition, the Company also assumed an agreement to provide the LTSC software and N(x)Test and associated hardware to Romtelecom in Romania. The Company continues to work through the pilot phase of this project, and overall, that project carries significant technical and commercial acceptance risk. Also, the Company has sold these and other products to Ericsson on an as-ordered basis for resale to providers in the United Kingdom, and is hoping to put in place an agreement to formalize that relationship.
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
Revenue Recognition
We market and sell test system hardware and related software to the telecommunications and cable television industries. The Company follows Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” for hardware and software sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The majority of our hardware sales are made to RBOCs and other large customers. Delivery terms of hardware sales are predominantly FOB origin. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue is deferred unless the Company can objectively determine delivery occurred before the end of the applicable reporting period. Revenue is recognized for these customers upon shipment against a valid purchase order. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers, certain international customers and/or those in weak financial condition.
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
Our LoopCare and other software customers may enter into separate agreements for software maintenance upon expiration of the stated software warranty period. Maintenance agreements include software upgrades and bug fixes as they become available; however, newly developed features must be purchased separately. Post-warranty maintenance for new features is either included under the current maintenance agreement without additional charge, and is considered in the maintenance agreement fees, or is separately charged upon expiration of the warranty. Depending upon the timing of the enhancement purchase and the length of the maintenance agreement, we must evaluate whether or not a portion of a perpetual right to use fee should be treated as post-contract support to be deferred and recognized over the remaining life of the maintenance agreement.
Software maintenance revenue is recognized on a straight-line basis over the period the respective arrangements are in effect. Revenue recognition, especially for software products, involves critical judgments and decisions that can result in material effects to reported net income.
Goodwill and Intangible Assets
At July 1, 2006, we had net intangible assets of $67.0 million including Goodwill of $24.1 million primarily resulting from the acquisitions of the LoopCare product line in September 2001, the Cheetah product line in February 2003 and the test business of Emerson in February of 2006. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets, not be amortized for financial reporting purposes. Finite-lived intangible assets are amortized on a straight-line basis or an accelerated method, whichever better reflects the pattern in which the economic benefits of the asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
In connection with the assets acquired in the 2001 LoopCare transaction, intangible assets of $45.1 million were identified with residual goodwill of $16.6 million. These include Developed Product Software valued at $7.3 million and LoopCare Base Software valued at $4.5 million. Both have been determined to have finite useful lives of five years and ten years, respectively, and are being amortized over those periods. Also identified were intangible assets related to the LoopCare trade name of $1.3 million and Post-Warranty Service Agreements of $32.0 million. Because of the longevity of the LoopCare trade name and the stability, level of embedment, and unique dependence of the RBOCs on the post warranty maintenance services, these intangible assets were determined to have indefinite useful lives at the acquisition date. With regard to the Post-Warranty Maintenance Service Agreements, during the fourth quarter of 2005 management determined that events and circumstances which supported the indefinite life of this asset had changed. More specifically, during the fourth quarter of 2005, one of the Company’s key customers disclosed that its FTTP initiative had exceeded 5% of its subscriber base, which indicates that the intangible asset related to the Post-Warranty Service Agreements may not have an indefinite useful life. This development as well as circumstances surrounding recent post-warranty contract renewals led the Company to conclude that in accordance with SFAS No. 142 a finite useful life should be assigned and the intangible asset should be amortized beginning October 1, 2005. Management currently believes that the hybrid fiber/copper network currently deployed by the RBOCs, which is tested by the underlying LoopCare Base Software, will exist for at least an additional 50 years. Management has therefore assigned a useful life to this asset of 50 years.
In the 2003 Cheetah acquisition, intangible assets of $7.8 million were identified with residual goodwill of $4.9 million. The intangible assets consisted of the Cheetah Base Software valued at $2.9 million, the Cheetah Customer Base valued at $2.7 million, Proprietary Technology valued at $1.0 million, and Cheetah Maintenance Agreements valued at $0.2 million. The Cheetah Base Software, Proprietary Technology and Cheetah Maintenance Agreements were determined to have useful lives of ten years, while the Cheetah Customer Base whose value is based on discounted cash flows generated on hardware sales which typically continue five years beyond the sale of the corresponding Base Software, was assigned a useful life of 15 years. A Cheetah trademark asset valued at $1.0 million was identified and determined to have an indefinite useful life.
On February 24, 2006, we acquired certain assets and assumed certain liabilities associated with the test business of Emerson Network Power, Energy Systems, North America, Inc. for $5.5 million in cash. As of July 1, 2006, we performed a preliminary allocation of the purchase price to the net assets acquired and have determined a preliminary estimate of useful life. The preliminary purchase price allocation remains subject to change based on the final valuation of acquired intangible assets other than goodwill and the finalization of the closing net assets. The Asset Purchase Agreement requires the final purchase price to be calculated and agreed to by the Company and Emerson based on the Closing Net Assets as of the date of the acquisition; we are currently reviewing the Closing Net Asset Statement in accordance with the agreement and any adjustments in the finalization of the purchase price may be material. Based on our preliminary purchase price allocation, we have identified $0.2 million of customer relationship intangible assets and $0.8 million in technology related intangible assets both having an estimated life of five years. We also have identified $0.1 million associated with a tradename that is expected to have a useful life of 3 years. Finally, we allocated $0.1 million of the purchase price to the sales order backlog that was acquired, which was consumed during the first quarter of 2006. Based on the preliminary purchase price allocation, goodwill is approximately $2.5 million.
Sensitivity Analysis:
Certain portions of the telecom market serviced by the Company’s products are evolving and, when appropriate, management reviews the impact of such changes on the key assumptions underlying the valuation of each of its intangible assets. Technological advances, as well as potential changes in strategic direction by any of the Company’s key telecom or cable customers, could result in an impairment or substantial reduction in one or more of the estimated lives over which the respective intangible asset(s) is/are currently being amortized. The following table lists intangible assets with a remaining life at July 1, 2006 of at least one year and that have a net book value exceeding $0.1 million:

	Years
				Twelve-month
		Remaining	Carrying	Rolling
	Original	Life at	Value at	Projected
Asset Description	Life	7/1/06	7/1/06	Amortization
			(in millions)
LoopCare
Base Software	10	5.25	$2.4	$0.5
Post-Warranty Maintenance Service Agreements	50	49.25	31.5	0.6
Cheetah
Base Software	10	6.50	1.9	0.3
Proprietary Technology	10	6.25	0.7	0.1
Customer Base	15	11.25	2.1	0.3
Emerson
Proprietary Technology	5	4.75	0.7	0.2
Customer Relationship	5	4.75	0.2	0.1
Other	3-5	2.75	0.5	0.2

			$40.0	$2.3

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
During the second quarter of 2006, we continued to experience margin pressure, operating losses and a continued decline in our stock price. We considered the culmination of these events to be a triggering event under SFAS No. 142. Therefore, we performed a review for impairment which included consideration of several key factors impacting our share price as well as a completion of a discounted cash flow analysis. This overall analysis supported the carrying value of goodwill and no impairment was recorded. The continuation of these market effects may, however, require us to record an impairment change in any period in which impairment is determined, which could adversely affect future results.
We review our finite lived intangible assets and their related useful lives whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, including a change in the competitive landscape; any internal decisions to pursue new or different technology strategies; a loss of a significant customer; or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset or the period of economic benefit has changed. If impairment were indicated, the amount of the impairment would be determined by comparing the carrying value of the asset group to the fair value of the asset group. Fair value is generally determined by calculating the present value of the estimated future cash flows using an appropriate discount rate. The projection of the future cash flows and the selection of a discount rate require significant management judgment. The key assumptions that management must estimate include sales volume, prices, inflation, product costs, capital expenditures and sales and marketing costs. For developed technology, we also must estimate the likelihood of both pursuing a particular strategy and the level of expected market adoption. We also considered the impact of margin pressure and operating losses on our other indefinite lived intangible assets and our definite lived intangible assets and have determined no impairment of those assets existed at the end of the second quarter of 2006.
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
Allowance for Doubtful Accounts
The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current conditions that may affect a customer’s ability to pay.
If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and an additional allowance could be required, which could have an adverse impact on our revenue.
Income Taxes
We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate all remaining deferred tax assets based on our current outlook and as of July 1, 2006, we believe all remaining assets will be utilized. There have been no significant changes in our state net operating losses or valuation allowances during the current quarter.
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

RESULTS OF OPERATIONS
SECOND QUARTER OF 2006 COMPARED TO SECOND QUARTER OF 2005
Revenues
The Company’s revenues for the second quarter of 2006 were $16.3 million, a decrease of $0.8 million, or 4.9%, compared to revenues of $17.1 million reported for the second quarter of 2005.
Sales of the Company’s DigiTest system products, which include LoopCare software, were $4.1 million in the second quarter of 2006, a decrease of $1.1 million, compared to the second quarter of 2005 of $5.2 million. DigiTest revenue was impacted primarily by reduced deployments of products into Saudi Arabia as we completed this project and a decline in sales to our CLEC customers. This was offset, in part, by revenues from a project at one of our ILEC customers which was completed in the second quarter of 2006. DigiTest system sales accounted for 25.2% and 30.4% of total revenues for the second quarter of 2006 and 2005, respectively. As our RBOC and independent carrier customers continue to introduce new fiber-based technologies into their networks, we expect our DigiTest product sales to continue to comprise a smaller percentage of our overall revenues, at least until these customers begin to focus more heavily on the testing requirements of their new networks. However, we have implemented product strategies, such as the DigiTest HUB product, which we continue to market to our telco customers as a way to transition their networks to these new network elements. However, there can be no assurances that these customers will implement our DigiTest HUB products in accordance with our plans.
Sales of LoopCare software products separate and unrelated to DigiTest system products were $0.5 million in the second quarter of 2006 compared with $0.6 million recorded in the second quarter of 2005. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. In addition, customers who traditionally purchased LoopCare to manage their testing needs are in the midst of a technical migration, and, as described above, are currently diverting capital spending to those new network elements, which is impacting our LoopCare sales to those customers. As part of our product strategy, the Company has plans to continue to enhance LoopCare for the new network and assist our customers with their network migration in a seamless fashion. In addition, the Company’s sales and marketing plans also include expanding LoopCare sales into independent carrier and international customer networks. However, as a result of all these factors, revenue from this product line can fluctuate significantly on a quarter by quarter basis. LoopCare software product sales comprised 3.0% of total revenues during the second quarter of 2006 compared to 3.5% in the second quarter of 2005.
Overall sales of cable hardware and software products decreased $0.6 million from $4.8 million during the second quarter of 2005 to $4.2 million in the second quarter of 2006. Although still a substantial portion of our cable revenues, quarter over quarter we experienced a decline in the sales of DOCSIS-based transponders. We believe this decline to be related to a combination of factors, including higher purchase levels in the first quarter of 2006 by a key OEM partner, as well as the entry of new competitors into the DOCSIS-based transponder market; such competition may continue to impact sales volume of this product at least in the short term. To address this competitive threat and attempt to improve DOCSIS-based equipment margins, which are generally lower than our proprietary technology, we will continue our efforts to sell directly to end customers in addition to designing differentiating technologies that we believe will increase the value and revenue opportunities for our related software and enhanced VoIP service assurance products, as these technologies are adopted by cable carriers. However, there can be no assurances that these customers will implement our VoIP-supporting products in accordance with our plans. Cable hardware and software product sales amounted to 25.8% and 28.1% of total second quarter 2006 and 2005 revenue, respectively.
Sales of MCUs during the second quarter of 2006 were $3.1 million, an increase of $1.0 million from $2.1 million reported in second quarter of 2005. The second quarter of 2006 was favorably impacted by receipt of bulk orders purchased under an incentive program by certain of our RBOC customers. Sales of MCU products direct to end user customers were up 71.6% as a result of the bulk order. As a result, MCU sales represented 19.0% of total second quarter 2006 revenues compared to 12.3% for the second quarter of 2005.
We expect MCU sales for the foreseeable future to continue to account for a meaningful portion of the Company’s revenue, and such sales may fluctuate somewhat unpredictably on a quarterly basis. However, as a result of the continuing maturation of this product line, the RBOCs’ trend of limiting capital spending in their traditional POTS networks and the evolution of the transmission network toward end to end fiber, the Company believes revenues from this product line will continue to decline over time.
Service revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, were $3.8 million in the second quarter of 2006, a decrease of $0.6 million from $4.4 million recorded in the second quarter of 2005. The decline is primarily attributed to fact that during the first quarter of 2005, one of our RBOC customers did not have an executed maintenance agreement and thus first quarter 2005 maintenance revenue was not recorded for that customer until the maintenance agreement had been executed in the second quarter of 2005. Service revenues amounted to 23.3% and 25.7% of total second quarter 2006 and 2005 revenue, respectively.
Sales of the Company’s newly acquired Emerson Test Systems product line, which became part of the Company on February 24, 2006, were $0.6 million in the second quarter 2006 and amounted to 3.7% of revenues in the second quarter of 2006.
Gross Profit
Gross profit for the second quarter of 2006 decreased $1.7 million, or 17.8%, to $7.6 million. This quarter over quarter decrease in gross profit is attributed primarily to product sales mix in addition to the fact that the second quarter of 2005 included revenue for two quarters related to the extension of one of the Company’s RBOC maintenance agreements. During the first quarter of 2005, one of our RBOC customers did not have an executed maintenance agreement and thus no maintenance revenue was recorded for that customer. During the second quarter of 2006, we had in place executed maintenance agreements with all four RBOC customers.

As a percentage of sales, gross profit for the quarter was 46.9% versus 54.2% for the year ago period. Gross margin, as a percentage of sales, decreased in the second quarter compared to the previous year’s second quarter due to the second quarter of 2005 benefiting from the inclusion of two quarters of software maintenance revenue, the dilutive effects of the Emerson acquisition, lower software sales and lower margins in two service projects that were completed during the second quarter of 2006. Further, our gross margins are extremely sensitive to product mix and can vary significantly from quarter to quarter.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll-related costs, consulting expense and travel costs, increased $0.5 million, or 20.5%, to $2.9 million for the second quarter of 2006. The increase is associated with an increase in salaries and wages due to cost of living increases, along with costs from the Emerson acquisition, and increased commissions and consulting costs associated with international sales. As a percentage of revenues, selling and marketing expenses increased from 14.3% in the second quarter of 2005 to 18.1% in the second quarter of 2006.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll-related costs, insurance expense and professional services, remained flat at $1.9 million for the second quarter of 2006 and 2005. As a percentage of revenues, general and administrative expenses increased from 11.1% in the second quarter of 2005 to 11.5% in the second quarter of 2006.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense decreased by $0.1 million, or 2.8%, to $3.6 million in the second quarter of 2006. The decrease in research and development expense is associated with lower numbers of employees in the core business, a decrease in prototype expenses, offset in part by additional employee costs associated with Emerson. As a percentage of revenues, research and development expense for the second quarter of 2006 was 22.1% up from 21.6% for the second quarter of 2005.
Emerson Integration Program
In conjunction with the Emerson acquisition, the Company has implemented an integration plan to relocate certain former Emerson employees to our Cheswick, Pennsylvania location and will result in the closure of a leased facility in Ft. Worth, Texas. We expect the employee relocation and facility closure costs to be approximately $0.4 million and completed by the third quarter of 2006. These costs will be accounted for under Emerging Issue Task Force No. 95-3 (EITF 95-3) “Recognition of Liabilities in Connection with a Purchase Business Combination.”

As a result, the relocation costs and facility closure have been recorded as part of the Emerson purchase price allocation. The following table summarizes the associated costs (in thousands):

	Accrual at	Adjustment to		Accrual at
	April 1, 2006	Goodwill	Cash Payments	July 1, 2006

Relocation Costs	$—	$0.3	$—	$0.3
Facility Rationalization	—	0.1	—	0.1

Total	$—	$0.4	$—	$0.4

Additionally, in connection with the Emerson integration program, we have also implemented a workforce reduction that will be completed by the third quarter of 2006. Employees impacted by the reduction were provided a termination benefit to ensure an effective integration of the Emerson product line. The total cost of the program will be recorded following the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposed Activities,” and will be ratably recorded over the second and third quarters of 2006. It is expected to result in a charge of $0.1 million. As of July 1, 2006, no amounts have yet been paid.
Interest and Other Income
Interest and other income, comprised primarily of interest income in both quarterly periods, for the second quarter of 2006 was $0.6 million, an increase of $0.4 million from the second quarter of 2005. The increase is due to higher yields on our investments and rising interest rates.
Benefit from Income Taxes
Income taxes for the second quarter of 2006 included a benefit of less than $0.1 million due to the current quarter pretax loss. The provision for income taxes in the second quarter of 2005 was a charge of $0.4 million. The effective income tax rate for the second quarter of 2006 was a benefit of 27.3% compared to a charge of 29.5% in the second quarter of 2005. The decrease in the effective rate is attributed to the proportional impact of certain permanent items. While we have made our best estimate of our effective rate for 2006, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2006. We expect our 2006 full year effective tax rate to be approximately 28.5%.
Net (Loss) Income and (Loss) Income Per Share
For the second quarter of 2006, our basic and diluted loss per common share was $(0.01) compared to net income of $0.08 per basic common share and diluted common share recorded in the prior year quarter. Basic and diluted weighted average common and common equivalent shares outstanding were 13.2 million in the second quarters of 2006 and 2005. The three months ended July 1, 2006 do not include the effect of dilutive securities due to the current quarter net loss which would make those securities anti-dilutive to the earnings per share calculation.
Subsequent Event
On July 27, 2006, the Company announced several initiatives that will be implemented in the third quarter, which are aimed at increasing efficiency and reducing costs. These initiatives include the consolidation of the Sarasota, Florida location into the existing Cheswick, Pennsylvania headquarters and the elimination of approximately 23 positions. The Company will record a non-recurring pre-tax charge of approximately $1.9 million during the third quarter of 2006 related to these employee matters and curtailment of the lease and asset disposal costs. The initiatives also include a reduction of headcount acquired as part of the Emerson acquisition by 6 positions and closing the Texas location effective, August 31, 2006. The Emerson integration plan is not expected to result in any significant non-recurring charges. The Company has also identified certain product lines that no longer met the criteria of our long-term objectives and strategy. These product lines have been targeted for discontinuation and the cost of inventory will be reduced to their estimated net realizable value, resulting in a non-recurring pre-tax charge of approximately $4.0 million to be recorded during the third quarter of 2006. Finally, the Company also reviewed the strategic need for certain real estate in conjunction with the actions above and has determined that the value of the assets is impaired. The Company will reduce the carrying value of the real estate to its estimated net realizable value, resulting in a non-recurring pre-tax charge of $0.4 million during the third quarter of 2006. As a result of the aforementioned items, we expect total cost savings of approximately $3.3 million per year.
On July 23, 2006, the preferred share purchase rights under the Rights Agreement, dated July 23, 1996, between the Company and Chase Mellon Shareholder Services, LLC, as Rights Agent, expired by their terms.
SIX MONTHS ENDED JULY 1, 2006 COMPARED TO SIX MONTHS ENDED JUNE 25, 2005
Revenues
The Company’s revenues for the six months ended July 1, 2006 were $33.9 million, an increase of $2.5 million, or 8.0%, compared to revenues of $31.4 million reported for the six months ended June 25, 2005.
Sales of the Company’s DigiTest system products, which include LoopCare software, were $7.8 million in the six months ended July 1, 2006, a decrease of $0.2 million, compared to the six months ended June 25, 2005 of $8.0 million. The decrease in DigiTest revenue was associated with a reduction in product deployed into Saudi Arabia, a decline in sales to our CLEC customers and the finalization in 2005 of a project at one of our CLEC customers. This was offset, in part, by increased sales to one of our RBOC customers and the deployment of products at an ILEC customer. DigiTest system sales accounted for 23.0% and 25.5% of total revenues for the first six months of 2006 and 2005, respectively.
Sales of LoopCare software products separate and unrelated to DigiTest system products were $1.0 million in the six months ended July 1, 2006 compared with $1.5 million recorded in the six months ended June 25, 2005. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. In addition, customers who traditionally purchased LoopCare to manage their testing needs are in the midst of a technical migration, and, as described above, are diverting capital spending to those new network elements, which is impacting our LoopCare sales to those customers. As part of our product strategy, the Company has plans to continue to enhance LoopCare for the new network and assist our customers with their network migration in a seamless fashion. In addition, the Company’s sales and marketing plans also include expanding LoopCare sales into independent carrier and international customer networks. However, as a result of all these factors, revenue from this product line can fluctuate significantly on a quarter by quarter basis. LoopCare software product sales comprised 2.9% of total revenues during the six months ended July 1, 2006 compared to 4.8% in the six months ended June 25, 2005.
Overall sales of cable hardware and software products increased from $9.6 million for the six months ended June 25, 2005 to $10.4 million for the six months ended July 1, 2006. During the six months ended July 1, 2006, we experienced strong sales of our DOCSIS-based transponders (primarily attributed to sales in the first quarter of 2006), offset by an expected reduction in legacy transponders and associated headend equipment and a decline in sales of our legacy CheetahLight cable equipment. As many customers demand products that meet the DOCSIS standards, they are reducing their purchases of legacy cable equipment, while increasing their purchases of the DOCSIS-based products. Certain customers are requesting that the transponders meet specific network configuration requirements, which could delay the sales of these products. Furthermore, the standardization of this product has led to increased competition, as customers are able to purchase system components from a number of vendors. We continue to design differentiating technologies that we believe will increase the value and revenue opportunities for our related software and enhanced VoIP service assurance products. Cable hardware and software product sales amounted to 30.7% and 30.6% of the first six months of 2006 and 2005 revenue, respectively.
Sales of MCUs during the six months ended July 1, 2006 were $6.4 million, an increase of $0.9 million, or 16.4%, compared to the $5.5 million for the six months ended June 25, 2005. The increase was associated with bulk orders received in the second quarter of 2006. As a result, MCU sales represented 18.9% of total revenues for the six months ended July 1, 2006 compared to 17.5% for the six months ended June 25, 2005.
Service revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, increased $0.3 million, or 4.4%, to $7.1 million in the six months ended July 1, 2006. Service revenues increased as a result of projects at two of our customers. Service revenues amounted to 20.9% and 21.7% for the first six months of 2006 and 2005 revenue, respectively.
Sales of the Company’s newly acquired Emerson Test Systems product line, which became part of the Company on February 24, 2006, were $1.2 million for the six month period ending July 1, 2006.
Gross Profit
Gross profit for the six months ended July 1, 2006 decreased $0.4 million, or 2.6%, to $15.6 million. The decrease in gross profit is primarily a result of the dilutive effect of the Emerson product line, lower margins in two service projects, lower software sales and an increase in lower margin cable products. As a percentage of sales, gross profit for the first six months of 2006 was 46.0% versus 51.0% for the year ago period.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, increased $0.9 million, or 20.3%, to $5.6 million for the six months ended July 1, 2006 from $4.7 million in the six months ended June 25, 2005. The increase is associated with additional salaries and wages associated with the Emerson acquisition, increased commissions and increased consulting and travel costs associated with international sales. As a percentage of revenues, selling and marketing expenses increased from 14.9% in the first six months of 2005 to 16.6% in the first six months of 2006.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, for the six months ended July 1, 2006 was $4.2 million, an increase of $0.5 million, or 12.1%, from the $3.7 million recorded in the six months ended June 25, 2005. The increase is primarily attributed to an increase in SFAS 123(R) expense and professional services. As a percentage of revenues, general and administrative expenses increased from 11.9% in the first six months of 2005 to 12.4% in the first six months of 2006.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense, increased by $0.2 million, or 2.3%, to $7.3 million in the six months ended July 1, 2006 from $7.1 million in the six months ended June 25, 2005. The increase in research and development expense is associated with salaries and wages related to the Emerson acquisition, partially offset by a decrease in prototype expenses. As a percentage of revenues, research and development expense decreased to 21.4% in the six months ended July 1, 2006 from 22.6% in the prior year’s first six months.
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
Interest and Other Income
Interest and other income, comprised primarily of interest income, for the six months ended July 1, 2006 was $1.3 million, an increase of $0.7 million, from the amount recorded in the six months ended June 25, 2005. The increase is due to a larger portion of our portfolio being allocated to short-term investments with higher yields.
Provision for Income Taxes
Income taxes for the six months ended July 1, 2006 included a benefit of under $0.1 million compared to a charge of under $0.1 million for the six months ended June 25, 2005. The effective income tax rate for the six months ended July 1, 2006 was 28.5% compared to 7.5% in the six months ended June 25, 2005. While we have made our best estimate of our effective rate for 2006, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2006.

Net (Loss) Income and (Loss) Earnings Per Share
As a result of the above factors, the net loss for the six months ended July 1, 2006 was ($0.2) million compared to net income in the six months ended June 25, 2005 of $0.2 million. For the six months ended July 1, 2006, our basic and diluted loss per common share was ($0.01) compared to net earnings of $0.02 per common share recorded in the prior year’s first six months. Basic and diluted weighted average common and common equivalent shares outstanding were 13.2 million in the six months ended July 1, 2006 and June 25, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities for the six months ended July 1, 2006 was less than $0.1 million compared to net cash provided of $0.7 million for the same period in the prior year. The decrease in net cash provided is attributed to an increase in inventory and a decrease in accrued expenses.
The Company had working capital of $79.9 million at July 1, 2006, a decrease of $0.9 million from $80.8 million of working capital as of December 31, 2005. As of July 1, 2006, we had approximately $61.6 million in cash, cash equivalent and short term investments, which are available for corporate purposes, including acquisitions and other general working capital requirements, compared to $67.4 million at December 31, 2005. The decrease in cash, cash equivalents and short term investments from December 31, 2005 to July 1, 2006 is primarily attributed to the $5.5 million purchase of the Emerson test business unit and an increase in inventory.
Cash from investing activities decreased from a use of $11.6 million for the six months ended June 25, 2005 to cash provided of $1.5 million for the six months ended July 1, 2006. The change is attributed to a reduction in purchases of short-term investments, offset by the second quarter 2006 purchase of the Emerson product line for $5.5 million in cash. As of July 1, 2006, the Company had $ 61.6 million of cash, cash equivalents and short-term investments that are unrestricted and available for corporate purposes, including acquisitions and other general working capital requirements.
The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”) with a bank. This Facility expires in December 2006. Under the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs and in connection with certain acquisitions. The Facility contains certain standard covenants with which we must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis. A maximum leverage ratio restricts our total borrowings to approximately $23.8 million during the second quarter of 2006. Commitment fees are payable quarterly at an annual rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with our acquisition of the Cheetah product line to adjust the determination of base net worth. As of July 1, 2006 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future. The Company expects to incur capital expenditures totaling approximately $3.0 million in 2006 including projects for test fixtures related to the manufacturing process and purchases of computer and office equipment.

The Company has in place a stock repurchase program, which is more fully described in Part II, Item 2(e) of this Report. At management’s discretion, the Company may repurchase shares under this program, however, the number of shares and the timing of such purchases has not presently been determined. Any such purchases would be made using existing cash and short-term investments. No shares were repurchased under this program in the six months ended July 1, 2006.
Our financial position enables us to meet our cash requirements for operations and capital expansion programs.
RELATED PARTY TRANSACTION
Gregory Quiggle was hired by the Company as Executive Vice President of Marketing on August 13, 2001. In connection with the recruitment of Mr. Quiggle, the Company made a loan to Mr. Quiggle in the amount of $210,000 pursuant to a Promissory Note (the “Note”) with interest accruing at 5% per annum. The remaining outstanding balance of approximately $151,000 is due and payable on or before the earlier of (i) May 2, 2008, (ii) the date of termination of Mr. Quiggle’s employment with the Company, or (iii) the date that Mr. Quiggle sells or otherwise transfers ownership of all or a portion of 40,200 shares of common stock in the name of Acterna LLC, which shares are being held by the Company as collateral for payment of the Note. Presently, the shares of stock being held as collateral have no value. The Note has not been modified since its issuance.
KEY RATIOS
The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, was 60 and 81 days as of July 1, 2006 and June 25, 2005, respectively. The change was attributable to the timing of cash collection. The Company’s inventory turnover ratio was 3.1 and 2.4 turns at July 1, 2006 and June 25, 2005, respectively.
NEW ACCOUNTING STANDARDS
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments acquired, issued or subject to remeasurement (new basis) event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. Management believes that the adoption of SFAS No. 155 will have no impact on our results of operation or our financial position.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. Management believes that the adoption of SFAS No. 156 will have no impact on our results of operation or our financial position.
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainties in income taxes recognized on an enterprises financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are reviewing the adoption of FIN 48 and assessing the impact on our results of operations and our financial position.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s current investment policy limits its investments in financial instruments to cash and cash equivalents, individual municipal bonds, and corporate and government bonds. The investment in financial derivatives and preferred and common stocks is strictly prohibited. The Company believes it minimizes its risk through proper diversification along with the requirements that the securities must be of investment grade with an average rating of “A” or better by Standard & Poor’s. The Company generally holds its investment securities to maturity and believes that earnings and cash flows will not be materially affected by changes in interest rates, due to the nature and short-term investment horizon for which these securities are invested.
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
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended July 1, 2006 that have materially affected or are reasonably likely to materially affect these controls.
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
We depend upon a few major customers for a significant portion of our revenues. We expect to derive a significant portion of our revenues from a limited number of telecommunications customers in the future, and we expect that revenues from this sector may continue to decline. The loss of any of these customers would significantly reduce our revenues and net income. Currently, we face this issue as certain international projects are completed, and there are no assurances that we will have continuing revenue streams from these customers or be successful in replacing that lost revenue stream. Furthermore, decreases in the capital budgets of these customers could lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital budgets of our RBOC customers, as well as many of our other customers, are dictated by a number of factors, most of which are beyond our control, including:
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
Our operating results have in the past been subject to quarter to quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding in customers’ capital budgets. Some of our customers tend to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Further, our customers purchases have become more project-based, which tend to be larger orders with unique acceptance requirements. Seasonal fluctuations in customer demand for our products driven by budgetary and other reasons can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual sales has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.
Our restructuring and cost reduction plans may be ineffective or may limit our ability to compete.
We have recently announced plans to undertake certain cost reduction efforts as they relate to the consolidation of facilities and staff from the Company’s cable operations in Sarasota, Florida and a completion of integration plans from the recent acquisition of Emerson Test Systems. In conjunction with the restructuring effort, we have identified certain products and assets that no longer meet our long-term objectives and strategy. While we believe that these efforts will reduce costs while leveraging expertise to further improve efficiencies to respond to the changing market, these actions could have long term adverse effects on our business. There are several risks inherent in our efforts to bring our cost base in line with the current environment. In connection with our consolidation, we may be unable to retain certain of our key employees. We may also be unsuccessful in achieving our planned cost reductions or unable to reduce expenditures quickly enough to see a positive profitability effect. This would require us to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Also, our attempts to reduce the base costs of certain of our products may not be successful. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
The failure of acquired assets to meet expectations, or a decline on our fair value determined by market prices of our stock, could indicate impairment of our intangible assets and result in impairment charges.
The carrying value of certain of our intangible assets, consisting primarily of goodwill related to our acquisitions from Lucent Technologies, Inc. in 2001, JDS Uniphase (formerly, Acterna, LLC) in 2003 and Emerson in 2006, could become impaired by changing market conditions, among other factors. Statement of Financial Accounting Standards No. 142 (“SFAS 142”) requires goodwill and intangible assets with indefinite lives to be measured for impairment at least annually or more frequently if events and circumstances indicate that the carrying value of such assets may not be recoverable. We perform annual impairment tests on December 31 of each year. We have determined that we have one reporting unit and test goodwill for impairment by comparing the fair value of the Company’s equity, which we estimate based on the quoted market price of our common stock and an estimated control premium, to the Company’s book value. Our last required measurement date was December 31, 2005, at which time our test indicated no impairment. Interim impairment tests are required by SFAS 142 if certain events or changes in business conditions occur. During the second quarter of 2006, we continued to experience margin pressure, operating losses and a decline in our stock price. We considered the culmination of these events to be a triggering event under SFAS 142. Therefore, we performed a review for impairment by performing a cash flow analysis. This analysis supported the carrying value of goodwill and no impairment was recorded. The continuation of these market effects may, however, require us to record an impairment change in any period in which impairment is determined, which could adversely affect future results.
The sales cycle for our system products is long, and the delay or failure to complete one or more large transactions in a quarter could cause our operating results to fall below our expectations.
The sales cycle is highly customer specific and can vary from a few weeks to many months. The system requirements of customers is highly dependent on many factors, including but not limited to their projections of business growth, capital budgets and anticipated cost savings from implementation of our hardware and software systems. Our delay or failure to complete one or more large transactions in a quarter could harm our operating results. Our systems involve significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and associated hardware and require us to expend substantial time, effort and money educating them about the value of our solutions. System sales often require an extensive sales effort throughout a customer’s organization because decisions to acquire software licenses and associated system hardware generally involve the evaluation of the products by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase.
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
Our Services business is subject to a trend of compressed margins and reduced capital spending by our major customers.
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
The sale of our products is dependent upon our ability to satisfy the proprietary requirements of our customers, to respond to rapid technological change, including evolving industry-wide standards, and to develop and implement product strategies as customers migrate to new network technologies.
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
Rapid technological change, including evolving industry standards, could render our products obsolete. The adoption of industry-wide standards, such as the HMS and DOCSIS cable standards, may result in the elimination of or reductions in the demand for many of our proprietary products, such as our Cheetah head-end hardware products and other Cheetah products. Furthermore, standards for new services and technologies continue to evolve, requiring us to continually modify our products or to develop new versions to meet these new standards. Certain of these certifications are limited in scope, which may require that the product be recertified if any modifications to hardware or firmware are made. With respect to the DOCSIS cable standards, the market acceptance of these standards has also resulted in a trend towards an increasing commoditization of DOCSIS-based products and an increasing number of competitors due to lower proprietary barriers to entry, each of which has negatively affected sales volumes and gross margins for these products.
In addition, the evolution of our telecommunications customers’ networks to fiber-intensive IP-based technology could cause a reduction in the purchase of our existing DigiTest and LoopCare products for legacy network architectures. Our ability to provide traditional network assurance benefits for these new fiber-intensive IP-based network technologies will be dependent on our ability to modify our products to meet these new technologies.
If we are unable to forecast the demand for, and to develop new products or to adapt our existing products to meet, these evolving standards and technological innovations, or if our products and services do not gain the acceptance of our customers, there could be a negative effect on our revenues or gross margins for such products.
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
We market and sell certain of our products, including our DigiTest and Cheetah product lines and certain of the newly acquired Emerson products, through domestic and international OEM relationships. Our future results are dependent on our ability to establish, maintain and expand third party relationships with OEM channels as well as other marketing and sales distribution channels. If, however, the third parties with whom we have entered into such OEM and other arrangements should cease doing business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 15, 2005, our Board of Directors authorized the continuation through December 31, 2006 of a share repurchase program which expired on December 31, 2005. Under this extension, we can repurchase a total of one million shares of our common stock before December 31, 2006. Since the initial repurchase program was instituted in April 1997, and as of December 31, 2005, the Company has repurchased 0.5 million shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. At our discretion, we will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments. No shares were repurchased under this program during the six months ended July 1, 2006.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 9, 2006, the Company held its annual shareholders meeting. At the meeting, James J. Barnes and Brian C. Mullins were elected to the Board of Directors for three-year terms expiring at the annual meeting of shareholders in 2009. The terms of Directors Richard H. Heibel and Robert W. Kampmeinert continued after the meeting and will expire at the annual meeting of shareholders in 2007. The terms of Directors Mark Peterson, Daniel P. Barry, and David S. Egan also continued after the meeting and will expire at the annual meeting of shareholders in 2008. The results of the voting were as follows:

Nominee for Director	Total Votes Cast	For	Withheld
James J. Barnes	12,578,293	11,128,503	1,449,790
Brian C. Mullins	12,578,293	10,872,364	1,705,929
In addition, the shareholders of the Company approved the adoption of the Company’s 2006 Long-Term Incentive Compensation Plan, as described in more detail in the proxy materials. On this matter, of the total votes cast, 7,057,511 voted for the proposal, 1,606,409 voted against the proposal and 660,747 abstained. Broker non-votes comprised 3,253,626 votes. The shareholders further approved a shareholder proposal to declassify the board of directors, as set forth in the proxy materials. On this matter, of the total votes cast, 7,318,509 voted for the proposal, 1,967,580 voted against the proposal and 38,287 abstained. Broker non-votes comprised 3,253,917 votes. The final matter presented at the meeting was the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2006. On this matter, of the total votes cast, 11,672,451 voted for the proposal, 896,451 voted against the proposal and 9,091 abstained. Broker non-votes comprised 300 votes.
Item 6. EXHIBITS
(a) Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2006, and incorporated herein by reference

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith
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

Tollgrade Communications, Inc.
(Registrant)

Dated: July 27, 2006	/s/ Mark B. Peterson
Mark B. Peterson
Chief Executive Officer

Dated: July 27, 2006	/s/ Samuel C. Knoch
Samuel C. Knoch
Chief Financial Officer and Treasurer

Dated: July 27, 2006	/s/ Sean M. Reilly
Sean M. Reilly
Controller

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2006, and incorporated herein by reference

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith