Form 10-Q
period 2006-09-30
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2006-10-27
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Yes ☐ No ☑
As of September 29, 2006, there were 13,708,774 shares of the Registrant’s Common Stock, $0.20 par value per share, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006

PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1 Condensed Consolidated Financial Statements (unaudited):
Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3
Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2006 and September 24, 2005	4
Condensed Consolidated Statement of Changes in Shareholders’ Equity for the nine month period ended September 30, 2006	5
Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2006 and September 24, 2005	6
Notes to Condensed Consolidated Financial Statements	7
Report of Independent Registered Public Accounting Firm	20
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3 Quantitative and Qualitative Disclosures about Market Risk	42
Item 4 Controls and Procedures	43
PART II. OTHER INFORMATION
Item 1A Risk Factors	43
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 6 Exhibits	55
SIGNATURES	56
EXHIBIT INDEX	57
Exhibit 10.1
Exhibit 10.2
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-10.1
EX-10.2
EX-15
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value) (Unaudited)

	September 30, 2006	December 31, 2005*

ASSETS
Current assets:
Cash and cash equivalents	$51,169	$49,421
Short-term investments	7,245	18,010
Accounts receivable:
Trade, net of allowance for doubtful accounts of $432 in 2006 and $465 in 2005	15,100	9,456
Other	1,292	1,406
Inventories	10,953	9,934
Prepaid expenses and other current assets	847	1,397
Deferred tax assets and refundable income tax	3,445	1,803
Assets held for sale	1,190	—

Total current assets	91,241	91,427

Property and equipment, net	3,549	6,390
Deferred tax assets	207	46
Intangibles and capitalized software, net	42,020	43,616
Goodwill	23,857	21,562
Receivable from officer	149	153
Other assets	119	135

Total assets	$161,142	$163,329

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,473	$1,262
Accrued warranty	2,133	2,220
Accrued expenses	3,605	2,579
Accrued salaries and wages	158	660
Accrued royalties payable	160	581
Income taxes payable	441	869
Deferred income	2,836	2,450

Total current liabilities	10,806	10,621
Deferred tax liabilities	2,615	2,447

Total liabilities	13,421	13,068
Contingencies and commitments
Shareholders’ equity:
Preferred stock, $1.00 par value; Authorized shares, 10,000; issued shares, -0- in 2006 and 2005	—	—
Common stock, $.20 par value; authorized shares, 50,000; issued shares, 13,709 in 2006 and 13,664 in 2005	2,742	2,733
Additional paid-in capital	72,338	71,469
Treasury stock, at cost, 462 shares in 2006 and 2005	(4,791)	(4,791)
Retained earnings	77,432	80,850

Total shareholders’ equity	147,721	150,261

Total liabilities and shareholders’ equity	$161,142	$163,329

*	Amounts derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005

Revenues:
Products	$12,053	$13,573	$38,828	$38,412
Services	2,896	3,229	9,982	9,757

Total revenues:	14,949	16,802	48,810	48,169

Cost of product sales:
Products	5,454	5,987	19,238	18,210
Services	982	911	3,601	2,643
Amortization of intangibles	962	718	2,853	2,147
Inventory restructuring writedown	4,346	—	4,346	—
Write-down of acquired software	—	424	—	424

	11,744	8,040	30,038	23,424

Gross Profit:	3,205	8,762	18,772	24,745

Selling and marketing	2,459	1,918	8,081	6,594
General and administrative	1,751	1,910	5,935	5,640
Research and development	3,233	3,465	10,484	10,554
Restructuring	1,500	—	1,500	—
Retirement Expense	—	—	—	775

Total operating expenses	8,943	7,293	26,000	23,563

(Loss) income from operations	(5,738)	1,469	(7,228)	1,182

Interest and other income, net	729	313	1,984	827

(Loss) income before income taxes	(5,009)	1,782	(5,244)	2,009
(Benefit) provision for income taxes	(1,759)	311	(1,826)	328

Net (loss) income	$(3,250)	$1,471	$(3,418)	$1,681

(Loss) earnings per share information:
Weighted average shares of common stock and equivalents:
Basic	13,247	13,162	13,236	13,162
Diluted	13,247	13,221	13,236	13,202
Net (loss) income per common and common equivalent shares:
Basic	$(0.25)	$0.11	$(0.26)	$0.13

Diluted	$(0.25)	$0.11	$(0.26)	$0.13
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006
(In thousands) (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2005	—	$—	13,664	$2,733	$71,469	$(4,791)	$80,850	$150,261

Exercise of common stock options	—	—	45	9	397	—	—	406

Tax benefit from exercise of stock options	—	—	—	—	94	—	—	94

Stock-based compensation expense	—	—	—	—	378	—	—	378

Net loss	—	—	—	—	—	—	(3,418)	(3,418)

Balance at September 30, 2006	—	—	13,709	$2,742	$72,338	$(4,791)	$77,432	$147,721

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,	September 24,
	2006	2005

Cash flows from operating activities :
Net (loss) income	$(3,418)	$1,681
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,483	4,038
Compensation expense related to stock plans	378	—
Deferred income taxes	(2,280)	408
Restructuring and asset impairment	5,338	—
Provision for losses on inventory	(44)	237
Write-down of acquired software	—	424
Provision for allowance for doubtful accounts	(47)	80
Changes in assets and liabilities (net of acquired business):
Accounts receivable-trade	(3,770)	(2,688)
Accounts receivable-other	114	(875)
Inventory	(4,208)	2,425
Prepaid expenses and other assets	570	1,629
Refundable taxes	645	212
Accounts payable	(425)	(146)
Accrued warranty	(87)	(14)
Accrued expenses and deferred income	1,089	63
Accrued royalties payable	(421)	(226)
Accrued salaries and wages	(502)	(274)
Income taxes payable	(428)	10

Net cash (used in) provided by operating activities	(3,013)	6,984

Cash flows from investing activities:
Purchase of Emerson product line	(5,501)	—
Purchase of short-term investments	(7,589)	(15,479)
Redemption/maturity of short-term investments	18,354	12,490
Capital expenditures, including capitalized software	(1,003)	(903)

Net cash provided by (used in) investing activities	4,261	(3,892)

Cash flows from financing activities:
Proceeds from exercise of stock options	406	65
Tax benefit from exercise of stock options	94	8

Net cash provided by financing activities	500	73

Net increase in cash and cash equivalents	1,748	3,165

Cash and cash equivalents at beginning of period	$49,421	$32,622

Cash and cash equivalents at end of period	$51,169	$35,787

The accompanying notes are an integral part of the condensed financial statements.
See Note 4 for certain non-cash investing activities related to the Emerson acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
We report our quarterly results for the first three interim periods of 2006 based on fiscal quarters ending on Saturdays and for the fourth interim period ending on December 31. For the three months ended September 30, 2006 and the three months ended September 24, 2005, there were 13 weeks in each period. The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company” or “Tollgrade”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three and nine-month periods ended September 30, 2006 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
With respect to the unaudited financial information of the Company for each of the three and nine-month periods ended September 30, 2006 and September 24, 2005, included in this Form 10-Q, PricewaterhouseCoopers LLP (“PwC”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their report dated October 26, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a “report” within the meaning of Sections 7 and 11 of the Act.
RECLASSIFICATIONS
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
SEGMENT INFORMATION
The Company follows the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information, Financial Reporting for Segments of a Business.” This statement establishes standards for reporting information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. On February 24, 2006, the Company purchased certain assets and assumed certain liabilities associated with the test systems business unit of

Emerson Network Power, Energy Systems, North America, Inc. (“Emerson”). This acquisition is currently being integrated into the Company and consolidated into our current product offerings. As such, the Company will continue to manage and operate its business as one operating segment.
NEW ACCOUNTING STANDARDS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainties in income taxes recognized on an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are reviewing the adoption of FIN 48 and assessing the impact on our results of operations and our financial position.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No. 108 in fiscal year 2006. We currently do not believe that adoption of SAB No. 108 will have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.

2.	RESTRUCTURING
On July 27, 2006, Tollgrade announced a restructuring program which included the consolidation of the Sarasota, Florida facility, discontinuation of various products and the write-down of certain real estate. The restructuring program will result in the reduction of approximately 20 employees, of which 15 were terminated during the third quarter of 2006. All remaining employee reductions are to be completed in the fourth quarter of 2006. The total expense associated with the restructuring program recorded in the third quarter of 2006 was $5.8 million and included $0.2 million associated with employee severance and relocation, $0.9 million for lease termination costs and fixed asset write-downs, a $4.3 million charge for the discontinuation of various products that are not part of the Company’s future strategic focus, and a charge of $0.4 million for the impairment of real estate. The Company expects to record a charge of approximately $0.3 million in the fourth quarter of 2006 in connection with the final implementation of this program. The effective rate for the three month period ended September 30, 2006 was impacted by losses associated with the restructuring program, which was treated as a discrete item for income tax purposes under FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an Interpretation of APB Opinion No. 28.”

The components of the charges and accrual at September 30, 2006 for this program are as follows (in thousands):

	Balance at				Balance at
	July 1, 2006	Expense	Cash payments	Asset write-downs	September 30, 2006

Facility Rationalization including employee costs	$—	$1,078	$(159)	$(570)	$349
Inventory write-down	—	4,346	—	(4,346)	—
Real Estate impairment	—	422	—	(422)	—

Total	$—	$5,846	$(159)	$(5,338)	$349

As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value, supported by independent real estate broker opinions. We anticipate the sale of this real estate will be completed within a year.
EMERSON INTEGRATION PROGRAM
In conjunction with the Emerson acquisition, the Company implemented an integration plan to relocate certain former Emerson employees to our Cheswick, Pennsylvania location and to close the acquired leased facility in Ft. Worth, Texas. The plan was completed in the third quarter of 2006 and is expected to cost approximately $0.1 million. These costs have been accounted for under Emerging Issue Task Force No. 95-3 (EITF 95-3) “Recognition of Liabilities in Connection with a Purchase Business Combination.”
As a result, the relocation costs and facility closure have been recorded as part of the Emerson purchase price allocation. The following table summarizes the associated costs (in thousands):

	Balance at	Adjustment to		Balance at
	July 1, 2006	Goodwill	Cash payments	September 30, 2006

Relocation Costs	$320	($219)	$(7)	$94
Facility Rationalization	46	—	(9)	37

Total	$366	($219)	$(16)	$131

Additionally, in connection with the Emerson integration program, we completed a workforce reduction that resulted in the elimination of six positions associated with the acquired product line. Employees impacted by the reduction were provided a termination benefit to ensure effective integration. All costs associated with this program have been incurred and paid as of September 30, 2006. The total charge associated with this program is under $0.1 million.

3.	ACCOUNTING FOR STOCK-BASED COMPENSATION
Under the Company’s stock compensation plans, directors, officers and other employees may be granted options to purchase shares of the Company’s common stock. The exercise price on all outstanding options is equal to the fair market value of the stock at the date of the grant, as defined in the applicable plans. The options generally vest over a two-year period with one-third vested upon grant and expire ten years from the date of grant. The Company issues new shares upon the exercise of stock options.
In March 2006, the Company’s Board of Directors adopted the 2006 Long-Term Incentive Compensation Plan (the “2006 Plan”), which was approved by Shareholders on May 9, 2006, and provides up to 1,300,000 shares available for grant. As of September 30, 2006, there were 1,280,000 shares authorized but not granted under the 2006 Plan. The 2006 Plan was intended to replace the Company’s 1995 Long-Term Incentive Compensation Plan which, by its terms, provided that no shares could be awarded beyond October 15, 2005. The 1998 Employee Incentive Compensation Plan (the “1998 Plan”) is still an active plan and there are 990,000 shares reserved there under. As of September 30, 2006, there were 133,888 shares authorized but not granted under the 1998 Plan. All full-time active employees of the Company, excluding officers and directors, are eligible to participate in the 1998 Plan.
Stock-Based Compensation Expense
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments awards made to employees and directors for employee stock options, based on estimated fair values. The Company previously accounted for the stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method of APB 25, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $0.1 million and $0.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options.
SFAS 123(R) requires companies to estimate the fair value of share-based payments awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statement of Operations. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the third quarter and nine months of 2006 was insignificant.
On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company is evaluating the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
Pro forma information under SFAS 123 for periods prior to January 1, 2006
Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 24, 2005 based on the fair value method set forth in SFAS No. 123.

	Three Months Ended	Nine Months Ended
	September 24, 2005 (in thousands)	September 24, 2005 (in thousands)

Net income	$1,471	$1,681
Less: Total stock-based compensation determined under the fair value method for all awards, net of related tax	73	81

Pro forma net income	$1,398	$1,600

Income per share:
Basic	$0.11	$0.13

Basic — pro forma	$0.11	$0.12

Diluted	$0.11	$0.13

Diluted — pro forma	$0.11	$0.12

Share-based compensation recognized in 2006 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s equity incentive plans. The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the third quarter of 2006 and 2005, and the nine months of 2006 and 2005, were based on estimates at the date of grant as follows:

Stock Options

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005(A)	September 30, 2006	September 24, 2005 (A)

Weighted average estimated values	$4.90	$4.14	$4.90	$4.14
Expected life (in years)	5.0	4.0	5.0	4.0
Risk free interest rate	4.7%	4.0%	4.7%	4.0%
Volatility	56.59%	57.62%	56.59%	57.62%

(A)	Assumptions used in the calculation of fair value according to original provisions of SFAS No. 123.
No options were granted in the first six months of 2006 and 2005, therefore, the assumptions used for the three and nine month period ended September 30, 2006 and September 24, 2005 are the same. Expected volatility is based on historical stock price over the estimated holding period. The expected life of options granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company’s historical grants. The risk free rate is based upon the treasury note applicable for that specific holding period.
Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

	Number of		Weighted Average
	Shares	Range of Options Price	Exercise Price

Outstanding, December 31, 2005	1,780,037	$7.28 — 159.19	$26.87

Granted	20,000	9.19	9.19
Exercised	(44,984)	7.56 — 12.55	9.02	(A)
Cancelled	(337,834)	7.28 — 117.34	15.94

Outstanding, September 30, 2006	1,417,219	$7.28 — 159.19	$29.79

Number of Shares

Options exercisable at:
December 31, 2005	1,605,113
September 30, 2006	1,246,296

(A)	The intrinsic value associated with exercised options which was $271,483 represents the difference between the exercise price and the value of Tollgrade stock at the time of exercise.

The following table summarizes the status of stock options, outstanding and exercisable, at September 30, 2006:

	Stock Options Outstanding				Stock Options Exercisable
		Weighted Average
Range of Exercise	Number Outstanding	Remaining	Weighted Average	Aggregate Intrinsic	Number Exercisable	Weighted Average	Aggregate Intrinsic
Prices	as of 09/30/06	Contractual Life	Exercise Price	Value	as of 09/30/06	Exercise Price	Value (A)
$7.28	51,000	2.21	$7.28	$85,104	51,000	$7.28	$85,104
7.29 — 9.49	441,252	7.08	8.54	218,185	270,329	8.47	157,896
9.50 — 12.55	128,717	4.50	11.34	—	128,717	11.34	—
12.56 — 15.84	119,000	3.70	13.81	—	119,000	13.81	—
15.85 — 21.70	159,500	5.03	19.15	—	159,500	19.15	—
21.71 — 28.70	172,000	5.03	27.93	—	172,000	27.92	—
28.71 — 55.90	191,700	4.60	44.73	—	191,700	44.74	—
55.91 — 103.59	10,000	3.96	97.25	—	10,000	97.25	—
103.60 — 117.34	128,000	3.88	117.34	—	128,000	117.34	—
$117.35 — 159.19	16,050	3.78	159.19	—	16,050	159.19	—

Total	1,417,219	5.22	$29.79	$303,289	1,246,296	$32.69	$243,000

(A)	The aggregate intrinsic value in the preceding table represents the difference between the exercise price and the value of Tollgrade stock on September 30, 2006 of $8.95. The total number of in-the-money options exercisable as of September 30, 2006 was 251,309.

		Weighted Average Exercise	Weighted Average Remaining	Aggregate Intrinsic
	No. of Shares	Price	Contractual Term	Value[1]

Vested	1,246,296	$32.69	3.8	$243,000
Expected to Vest	170,923	8.64	8.9	60,289

Total	1,417,219	$29.79	5.2	$303,289

(1)	The aggregate intrinsic value in the preceding table represents the difference between the exercise price and the value of Tollgrade stock on September 30, 2006 of $8.95.
As of September 30, 2006, there was $516,158 of unrecognized compensation cost related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years.
4. ACQUISITION
On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson for $5.5 million in cash. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” and accordingly, the results of operations of the acquired Emerson test systems business from February 24, 2006 forward are included in the consolidated financial statements of the Company. The Company has made a preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed. The purchase price allocation was made on a preliminary basis and remains subject to change based on the parties agreement regarding the final closing net assets as required by the Asset Purchase Agreement. We are currently reviewing the closing net asset statement in accordance with that agreement and any adjustments in the finalization of the purchase price may be material. All intangible assets will be deductible for tax purposes over a fifteen year period and are not expected to have any residual value.
     The following summarizes the current estimated fair values as of the date of the acquisition (in thousands):

Accounts Receivable	$1,827
Inventories	1,113
Property and Equipment	112
Intangible Assets:
Customer Relationship	193
Tradename	62
Purchased Technology	761
Sales Order Backlog	97
Goodwill	2,295

Total Assets Acquired	6,460

Deferred Income	175
Accounts Payable	636
Restructuring	148

Total Liabilities	959

Net Assets Acquired	$5,501

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

	(In Thousands, Except Per Share Data)
	Unaudited Pro Forma	Unaudited Pro Forma
	Three Months Ended	Three Months Ended
	September 30, 2006	September 24, 2005
Revenues	$14,949	$18,744
(Loss) income from operations	$(5,738)	$1,481
Net (loss) income	$(3,250)	$1,481
Diluted (loss) earnings per share	$(0.25)	$0.11

	(In Thousands, Except Per Share Data)
	Unaudited Pro Forma	Unaudited Pro Forma
	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 24, 2005
Revenues	$50,376	$55,812
(Loss) income from operations	$(7,218)	$1,625
Net (loss) income	$(3,412)	$2,052
Diluted (loss) earnings per share	$(0.26)	$0.16
5. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

		September 30, 2006			December 31, 2005
	Useful		Accumulated			Accumulated
	Life (Years)	Gross	Amortization	Net	Gross	Amortization	Net
Amortizing Intangible Assets:
Post Warranty Service Agreements	50	$32,000	$640	$31,360	$32,000	$160	$31,840
Technology	5-10	17,878	11,733	6,145	16,973	9,698	7,275
Customer Relationships	5-10	2,843	672	2,171	2,650	449	2,201
Purchased Backlog	1	97	97	—	—	—	—
Tradename	3	62	18	44	—	—	—

Non-Amortizing Intangible Assets:
Tradenames		2,300	—	2,300	2,300	—	2,300

Total Intangible Assets		$55,180	$13,160	$42,020	$53,923	$10,307	$43,616

Goodwill		$23,857		$23,857	$21,562		$21,562

On February 24, 2006, the Company acquired certain assets and assumed certain liabilities associated with the test systems business of Emerson for $5.5 million in cash, as discussed in Note 4. The allocation of the purchase price to intangible assets and goodwill is as follows (in thousands):

Customer Relationship (useful life of 5 years)	$193
Purchased Technology (useful life of 5 years)	$761
Tradename (useful life of 3 years)	$62
Backlog (useful life of 6 months)	$97
Goodwill	$2,295
Finite lived intangible assets are generally amortized on a straight-line basis with the exception of any customer relationship assets and software-related intangible assets. The customer relationship assets are amortized utilizing an accelerated method which reflects the pattern in which the economic benefits of the customer relationship asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life. All amortization of intangible assets is recorded in cost of goods sold.
The Company currently estimates its total amortization expense to be $0.6 million for the remaining three months of 2006 and $2.3 million, $2.2 million, $2.0 million, and $1.9 million for the years ended December 31, 2007, 2008, 2009, and 2010, respectively, and $30.7 million for periods thereafter.

6.	INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$7,520	$6,966
Work in process	3,326	3,448
Finished goods	2,734	1,615

	13,580	12,029
Reserve for slow moving and obsolete inventory	(2,627)	(2,095)

	$10,953	$9,934

During the third quarter of 2006, the Company implemented a restructuring program which included the elimination of products that were not considered part of the Company’s ongoing strategic focus. This resulted in a pre-tax charge of $4.3 million of which approximately $3.7 million has been removed from inventory and scrapped, and $0.6 million that was not removed from inventory but reserved. The remaining $0.6 million is expected to be scrapped in the fourth quarter of 2006.

7.	SHORT-TERM INVESTMENTS
Short-term investments at September 30, 2006 and December 31, 2005, which are classified as available for sale, primarily consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of more than three months and less than one year from the date of purchase and/or contain a callable provision in which bonds can be called within one year from date of purchase. The primary investment purpose is to provide a return on investment of funds held for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method.

8.	RETIREMENT EXPENSE
On January 17, 2005, the Company entered into an Agreement with Christian L. Allison, the Company’s former Chief Executive Officer and former member of the Board of the Company (the “Agreement”). Under the terms of the Agreement, Mr. Allison resigned effective as of January 18, 2005 as director and executive officer of the Company and any and all other positions he held with the Company or its subsidiaries or other affiliates. The Company recorded a charge in the first quarter of 2005 related to Mr. Allison’s retirement of approximately $0.8 million.

9.	PER SHARE INFORMATION
Net loss per share has been computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share” for all periods presented. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock option grants. The three and nine month periods ended September 30, 2006 did not include the effect of dilutive securities, which amounted to 21,000 and 88,000, respectively, due to the net loss reported in each of those periods which would make those securities anti-dilutive to the earnings per share calculation.
A reconciliation of earnings per share is as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 24, 2005	September 24, 2005
Net Income	$1,471	$1,681

Common and common equivalent shares:
Weighted average common shares outstanding	13,162	13,162
Effect of dilutive securities- stock options	59	40

	13,221	13,202

Income per share:
Basic	$0.11	$0.13
Diluted	$0.11	$0.13

10.	RECEIVABLE FROM OFFICER
In July 2001, the Company provided a loan for $0.2 million under a promissory note to an officer of the

Company. The note provides for interest at 5% per annum with repayment under various conditions but no later than May 20, 2008. The loan is secured by 40,200 shares of common stock in the name of Acterna, LLC as collateral, which currently have no value. The balance of the loan at September 30, 2006 and December 31, 2005 was approximately $149,000 and $153,000, respectively. The loan has not been modified since its original issuance.

11.	PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.
Activity in the warranty accrual is as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
Balance at the beginning of the period	$2,220	$2,081

Accruals for warranties issued during the period	1,050	1,502
Settlements during the period	(1,137)	(1,363)

Balance at the end of the period	$2,133	$2,220

During 2005, settlements during the period included a $0.2 million change in estimate of certain warranty reserves.

12.	CONTINGENCIES AND COMMITMENTS
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
The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”) with a bank. The Facility expires in December 2006 and has no outstanding borrowings as of September 30, 2006.

13.	MAJOR CUSTOMERS AND INTERNATIONAL SALES
The Company’s primary customers for its telecommunications products and services are the four Regional Bell Operating Companies (“RBOCs”), certain major independent telephone companies and several digital loop carrier (“DLC”) equipment manufacturers. Of these major customer groups, the RBOCs are the most significant; for the third quarter ended September 30, 2006, sales to the RBOCs accounted for approximately 35.2% of the Company’s total revenue, consistent with sales of approximately 35.0% of total revenue for the third quarter of 2005. Sales to two of the four RBOC customers individually exceeded 10% of the Company’s total revenue and comprised approximately

28.0% of the Company’s total revenue for the third quarter of 2006. Sales to one of the four RBOCs individually exceeded 10% of the Company’s total revenue for the third quarter of 2005. The Company did not have any sales exceeding 10% of consolidating revenues during the three month period ended September 30, 2006 or September 24, 2005 to any of its customers for cable products and services.
For the nine months ended September 30, 2006 and September 24, 2005, sales to the RBOCs accounted for approximately 31.4% and 34.0%, respectively, of the Company’s total revenue. Sales to two of the four RBOC customers individually exceeded 10% of the Company’s total revenue and comprised 24.7% of the Company’s total revenue for the nine months ended September 30, 2006. Sales to one of the four RBOC customers individually exceeded 10% of the Company’s total revenue and comprised 14.8% of the Company’s total revenue for the nine months ended September 24, 2005. The Company had sales to one non-RBOC customer that exceeded 10% of the Company’s total revenue and comprised 15.1% of the Company’s total revenue for the nine months ended September 24, 2005. The Company had sales to one cable customer that exceeded 10% of the Company’s consolidated revenue and comprised 12.6% of the Company’s total revenue for both the nine month periods ended September 30, 2006 and September 24, 2005.
International sales represented approximately $5.2 million or 34.8% of the Company’s total revenue for the quarter ended September 30, 2006, compared to $5.7 million, or 34.0%, in the third quarter 2005. Our international sales were primarily in three geographic areas based upon customer location for the quarter ended September 30, 2006: the Americas (excluding the United States); Europe, the Middle East and Africa (“EMEA”); and Asia. Sales for the Americas were approximately $1.2 million, sales for EMEA were $3.8 million and sales in Asia were $0.2 million.
International sales represented approximately $11.4 million or 23.4% of the Company’s total revenue for the nine months ended September 30, 2006, compared to $12.3 million, or 25.5%, for the nine months ended September 24, 2005. Our international sales were primarily in three geographic areas based upon customer location for the nine months ended September 30, 2006: the Americas (excluding the United States); EMEA; and Asia. Sales for the Americas were approximately $3.6 million, sales for EMEA were $7.3 million and sales in Asia were $0.5 million.

14.	SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS
On July 23, 2006, the preferred share purchase rights under the Rights Agreement, dated July 23, 1996, between the Company and Chase Mellon Shareholder Services, LLC, as Rights Agent, expired pursuant to their terms.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Tollgrade Communications, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Tollgrade Communications, Inc. as of September 30, 2006, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2006 and September 24, 2005, the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2006 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and September 24, 2005. These interim financial statements are the responsibility of the Company’s management.
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
October 23, 2006

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those contained in Item 2- Management’s Discussion and Analysis of Results of Operations and Financial Condition, along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be expressed in a variety of ways, including the use of forward-looking terminology such as “will,” “believes,” “intends,” “expects,” “plans,” “could” or “may,” or the negatives thereof, other variations thereon or comparable terminology. The Company does not undertake any obligation to publicly update any forward-looking statements.
These forward-looking statements and other forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-Q are based on assumptions that involve risks and uncertainties and are subject to change. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements, as a result of various factors, including those described in Part II, Item 1A under “Risk Factors.” The factors discussed herein may not be exhaustive. Therefore, the factors discussed herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.
OVERVIEW
About the Company
Tollgrade designs, engineers, markets and supports test system, test access and status monitoring hardware and software products for the telecommunications and cable television industries. The Company’s telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service (“POTS”) lines containing both copper and fiber optics. The Company’s test system products, specifically the DigiTest® test platform and now the hardware and software acquired in the Emerson acquisition, focus on helping local exchange carriers conduct the full range of fault diagnosis along with the ability to pre-qualify, deploy and maintain next-generation services, including Digital Subscriber Line service. The Company’s cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes.
About its customers
The Company’s primary customers for its telecommunications products and services are the four Regional Bell Operating Companies (“RBOCs”), certain major independent telephone companies and several digital loop carrier (“DLC”) equipment manufacturers. Of these major customer groups, the RBOCs are the most significant. For the quarter ended September 30, 2006, sales to the RBOCs accounted for approximately 35.2% the Company’s total revenue, compared to approximately 35.0% of total revenue for the third quarter of 2005. Sales to two of the four RBOC customers individually exceeded 10% of the Company’s total revenue for the third quarter of 2006, and was approximately 28.0% of the Company’s total revenue for the three months ended September 30, 2006. For the nine months ended September 30, 2006 and September 24, 2005, sales to the RBOCs accounted for approximately 31.4% and 34.0%, respectively, of the Company’s total revenue. Sales to two of the four RBOC customers individually exceeded 10% of the Company’s total revenue and comprised 24.7% of the Company’s total revenue for the nine months ended September 30, 2006. Sales to one of the four RBOC customers individually exceeded 10% of the Company’s total revenue and comprised 14.8% of the Company’s total revenue for the nine months ended September 24, 2005. The Company continues to be highly dependent on the four RBOCs for a significant portion of its total revenue, but that proportion has decreased as the RBOC customers have diverted capital spending to rebuilding their networks with new, Ethernet-based technology. This has caused changes in the Company’s product mix from our legacy telco hardware products to our cable hardware and software products, which carry lower profit margins, as well as other next generation related telecommunications products. The Company had sales to one non-RBOC customer that exceeded 10% of the Company’s total revenue and comprised 15.1% of the Company’s total revenue for the nine months ended September 24, 2005.
The Company’s cable products are sold to a customer base which ranges from small cable operators to certain of the largest cable equipment manufacturers and cable operators in the world. The Company did not have any individual cable customer that comprised over 10% of the total revenue for the quarter ended September 30, 2006. During the quarter ended September 24, 2005, the Company did not have sales to any cable customer that exceeded 10% of consolidated revenue. The Company had sales to one cable customer that exceeded 10% of the Company’s consolidated revenue and comprised 12.6% of the Company’s total revenue for both the nine month periods ended September 30, 2006 and September 24, 2005.
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
Our DigiTest family of products also includes the DigiTest HUB™, our next generation central office test platform designed to support multiple testing environments. The DigiTest HUB addresses emerging broadband testing requirements, but also retains interfaces to legacy equipment, allowing for a seamless migration from traditional to packet-based delivery of services and allowing service providers to continue automated, mass-market processes. The DigiTest HUB is a modular 12-slot chassis for medium to large Central Office applications from where a variety of services emanate. Plug-in modules can be added, as required to support POTS and DSL Layer 1-7. Test plug-in resources can be shared to multiple network elements by the use of a module that multiplexes the test access path. This includes sharing a test resource to remote access elements as fiber is driven further out into the network in topologies such as FTTx. When coupled with our LoopCare OSS, the DigiTest HUB serves the testing needs of both legacy and evolving broadband networks to facilitate a low-cost, asset-preserving transition.
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
BACKLOG
Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of September 30, 2006, the Company had backlog of approximately $11.6 million compared to $14.7 million as of December 31, 2005 and $12.3 million as of September 24, 2005. The decrease in the backlog from December 31, 2005 is attributed to completion of significant milestones for certain large projects and timing of the renewal of certain maintenance agreements that expire on December 31, 2006. The backlog at September 30, 2006 and December 31, 2005 includes approximately $4.7 million and $6.2 million, respectively, related to software maintenance contracts, which are earned and recognized as income on a straight-line basis during the remaining term of the underlying agreements. The Company’s policy is to include a maximum of twelve months revenue from multi-year maintenance agreements in reported backlog.
We have entered into LoopCare software maintenance agreements with all four RBOCs. Two of these agreements expire December 31, 2006, while the other two agreements expire on December 31, 2007 and December 31, 2008, respectively.
Management expects that approximately 62% of the current backlog will be recognized as revenue in the fourth quarter of 2006. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.
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
INTERNATIONAL SALES
International sales represented approximately $5.2 million, or 34.8% of the Company’s total revenue for the quarter ended September 30, 2006, compared to $5.7 million, or 34.0%, for the quarter ended September 24, 2005. Our international sales were primarily in three geographic areas based upon customer location for the quarter ended September 30, 2006: the Americas (excluding the United States); Europe, the Middle East and Africa (“EMEA”); and Asia. Sales for the Americas were approximately $1.2 million, sales for EMEA were $3.8 million and sales in Asia were $0.2 million.
International sales represented approximately $11.4 million, or 23.4% of the Company’s total revenue for the nine months ended September 30, 2006, compared to $12.3 million, or 25.2%, for the nine months ended September 24, 2005. Our international sales were primarily in three geographic areas based upon customer location for the nine months ended September 30, 2006: the Americas (excluding the United States); EMEA; and Asia. Sales for the Americas were approximately $3.6 million, sales for EMEA were $7.3 million and sales in Asia were $0.5 million.
Our marketing activity in international markets has expanded. We continue to evaluate opportunities in the international market that will enhance our international presence. Through our OEM relationships with Lucent and Telesciences, we have experienced some success selling our DigiTest and LoopCare products into certain international markets, and we continue to target specific opportunities with those OEM channels. Additionally, we believe the Emerson acquisition will enhance our international sales opportunities for our telecommunications products into their existing customer base, and into greenfield opportunities for POTS and DSL testing. As part of that acquisition, the Company also assumed an agreement to provide the LTSC software and N(x)Test and associated hardware to a customer in Eastern Europe. The Company received acceptance on the pilot phase of this project and recorded revenue related to the pilot and product deployment in the third quarter of 2006. Also, the Company has sold these and other products to Ericsson on an as-ordered basis for resale to providers in the United Kingdom, and is hoping to put in place an agreement to formalize that relationship.
SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS
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
Goodwill and Intangible Assets
At September 30, 2006, we had net intangible assets of $65.9 million including Goodwill of $23.9 million primarily resulting from the acquisitions of the LoopCare product line in September 2001, the Cheetah product line in February 2003 and the test business of Emerson in February of 2006. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets, not be amortized for financial reporting purposes. Finite-lived intangible assets are amortized on a straight-line basis or an accelerated method, whichever better reflects the pattern in which the economic benefits of the asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
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
On February 24, 2006, we acquired certain assets and assumed certain liabilities associated with the test business of Emerson Network Power, Energy Systems, North America, Inc. for $5.5 million in cash. We have performed a preliminary allocation of the purchase price to the net assets acquired and have determined a preliminary estimate of useful life. The preliminary purchase price allocation remains subject to change based on the finalization of the closing net assets. The Asset Purchase Agreement requires the final purchase price to be calculated and agreed to by the Company and Emerson based on the Closing Net Assets as of the date of the acquisition; we are currently reviewing the Closing Net Asset Statement in accordance with the agreement and any adjustments in the finalization of the purchase price may be material. Based on our preliminary purchase price allocation, we have identified $0.2 million of customer relationship intangible assets and $0.8 million in technology related intangible assets both having an estimated life of five years. We also have identified $0.1 million associated with a tradename that is expected to have a useful life of 3 years.

Finally, we allocated $0.1 million of the purchase price to the sales order backlog that was acquired, which was consumed during the first quarter of 2006. Based on the preliminary purchase price allocation, goodwill is approximately $2.3 million.
Sensitivity Analysis:
Certain portions of the telecom market serviced by the Company’s products are evolving and, when appropriate, management reviews the impact of such changes on the key assumptions underlying the valuation of each of its intangible assets. Technological advances, as well as potential changes in strategic direction by any of the Company’s key telecom or cable customers, could result in an impairment or substantial reduction in one or more of the estimated lives over which the respective intangible asset(s) is/are currently being amortized. The following table lists intangible assets with a remaining life at September 30, 2006 of at least one year and that have a net book value exceeding $0.1 million:

	Years
				Twelve-month
		Remaining Life at	Carrying Value at	Rolling Projected
Asset Description	Original Life	9/30/06	9/30/06	Amortization
			(in millions)
LoopCare
Base Software	10	5.0	2.2	$0.5
Post-Warranty
Maintenance Service
Agreements	50	49.0	31.4	0.6
Cheetah
Base Software	10	6.25	1.8	0.3
Proprietary Technology	10	6.0	0.6	0.1
Customer Base	15	11.0	2.0	0.3
Emerson
Proprietary Technology	5	4.5	0.7	0.2
Customer Relationship	5	4.5	0.2	0.1
Other	3-5	2.5	0.5	0.2

			39.4	$2.3

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
During the second and third quarters of 2006, we continued to experience margin pressure, operating losses and volatility in our stock price. We considered the culmination of these events to be a triggering event under SFAS No. 142 as of June 30, 2006 and September 30, 2006. Therefore, we performed a review for impairment as of these dates which included consideration of several key factors impacting our share price as well as a completion of a discounted cash flow analysis. This overall analysis supported the carrying value of goodwill and no impairment was recorded as of either June 30, 2006 or September 30, 2006. The continuation of these market effects may, however, require us to record an impairment charge in any period in which impairment is determined, which could adversely affect future results.
We review our finite lived intangible assets and their related useful lives whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, including a change in the competitive landscape; any internal decisions to pursue new or different technology strategies; a loss of a significant customer; or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset or the period of economic benefit has changed. If impairment were indicated, the amount of the impairment would be determined by comparing the carrying value of the asset group to the fair value of the asset group. Fair value is generally determined by calculating the present value of the estimated future cash flows using an appropriate discount rate. The projection of the future cash flows and the selection of a discount rate require significant management judgment. The key assumptions that management must estimate include sales volume, prices, inflation, product costs, capital expenditures and sales and marketing costs. For developed technology, we also must estimate the likelihood of both pursuing a particular strategy and the level of expected market adoption. We also considered the impact of margin pressure and operating losses on our other indefinite lived intangible assets and our definite lived intangible assets and have determined no impairment of those assets existed at the end of the third quarter of 2006.
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
Income Taxes
We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate all remaining deferred tax assets based on our current outlook and as of September 30, 2006, we believe all remaining assets will be utilized. There have been no significant changes in our state net operating losses or valuation allowances during the current quarter.
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
RESULTS OF OPERATIONS
THIRD QUARTER OF 2006 COMPARED TO THIRD QUARTER OF 2005
Revenues
The Company’s revenues for the third quarter of 2006 were $14.9 million, a decrease of $1.9 million, or 11.0%, compared to revenues of $16.8 million reported for the third quarter of 2005.
Sales of the Company’s DigiTest system products, which include LoopCare software, were $2.6 million in the third quarter of 2006, a decrease of $2.6 million compared to the third quarter of 2005 of $5.2 million. The decrease is primarily caused by reduced deployments of products into the Middle East as we completed this project, offset, in part by increased sales of product into Africa. DigiTest system sales accounted for 17.4% and 31.0% of total revenues for the third quarter of 2006 and 2005, respectively. As our RBOC and independent carrier customers continue to introduce new fiber-based technologies into their networks, we expect our DigiTest product sales to be more project-oriented and, as such, less predictable, at least until these customers begin to focus more heavily on the testing requirements of their new networks. However, we have implemented product strategies, such as the DigiTest HUB and EDGE products, which we continue to market to our telco customers as a way to transition their networks to these new network elements. However, there can be no assurances that these customers will implement our products in accordance with our plans.
Sales of LoopCare software products separate and unrelated to DigiTest system products were $0.7 million in the third quarter of 2006 compared with $0.2 million recorded in the third quarter of 2005. This increase represents additional software customization performed for a customer in the Middle East and for Cincinnati Bell. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. In addition, customers who traditionally purchased LoopCare to manage their testing needs are in the midst of a technical migration, and, as described above, are currently diverting capital spending to those new network elements, which is impacting our LoopCare sales to those customers. As part of our product strategy, the Company has plans to continue to enhance LoopCare for the new network and assist our customers with their network migration in a seamless fashion. In addition, the Company’s sales and marketing plans also include expanding LoopCare sales into independent carrier and international customer networks. However, as a result of all these factors, revenue from this product line can fluctuate significantly on a quarter by quarter basis. LoopCare software product sales comprised 4.7% of total revenues during the third quarter of 2006 compared to 1.2% in the third quarter of 2005.
Overall sales of cable hardware and software products were $2.9 million compared to $3.2 million during the third quarter of 2005. The decrease is related to the inclusion in the prior year of revenue associated with certain legacy products and a large sale, in the prior year, of VoIP products to an international customer. We continue to focus our cable strategy for our DOCSIS-based transponders. The market is highly competitive and can impact sales volumes over the short and possibly long-term.

To address this competitive threat and attempt to improve DOCSIS-based equipment margins, which are generally lower than our proprietary technology, we will continue our efforts to sell directly to end customers in addition to designing differentiating technologies that we believe will increase the value and revenue opportunities for our related software and enhanced VoIP service assurance products, as these technologies are adopted by cable carriers. However, there can be no assurances that these customers will implement our VoIP-supporting products in accordance with our plans. Cable hardware and software product sales amounted to 19.5% and 19.0% of total third quarter 2006 and 2005 revenue, respectively.
Sales of MCUs during the third quarter of 2006 were $4.1 million, a decrease of 16.3% from $4.9 million reported in third quarter of 2005. The third quarter of 2005 was favorably impacted by receipt of bulk orders that were purchased related to hurricane and storm related restoration projects by certain RBOCs. As a result, MCU sales represented 27.5% of total third quarter 2006 revenues compared to 29.2% for the third quarter of 2005.
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
Service revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, were $2.9 million in the third quarter of 2006, a decrease of 12.1% from $3.3 million recorded in the third quarter of 2005. The decline is primarily attributed to lower sales of software maintenance for traditional legacy cable products. Service revenues amounted to 19.5% and 19.6% of total third quarter 2006 and 2005 revenue, respectively.
Sales of the Company’s acquired Emerson Test Systems product line, which became part of the Company on February 24, 2006, were $1.7 million in the third quarter 2006 and amounted to 11.4% of revenues in the third quarter of 2006. During the third quarter of 2006, we received acceptance on the pilot phase of our product deployment into Eastern Europe. This acceptance and continued product deployment contributed significantly to the revenue associated with this product line.
Gross Profit
Gross profit declined $5.6 million from $8.8 million in the third quarter of 2005 to $3.2 million in the third quarter of 2006. The third quarter of 2006 included a charge of $4.3 million associated with product lines that have been discontinued. The remaining impact on gross margin dollars is the effect of reduced sales in the current quarter. As a percentage of sales, gross profit for the current quarter was 21.4% versus 52.1% for the year ago period. The significant decrease in gross margin is associated with the inventory write-down resulting from the restructuring program announced by the Company on July 27, 2006, which impacted gross margins by 29.1%. Gross margin as a percentage of sales was also impacted by product mix due to lower overall sales of DigiTest and MCUs in the third quarter of 2006.

Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll-related costs, consulting expense, and travel costs, increased $0.5 million, or 28.2%, to $2.5 million for the third quarter of 2006. The increase is associated with an increase in salaries and wages due to additional headcount related to the purchase of the Emerson business, SFAS 123(R) stock compensation expense and increased commissions. The increase in sales commission expense is due to the effect of certain OEM sales in the third quarter of 2005 that, unlike direct sales, were not subject to commissions. As a percentage of revenues, selling and marketing expenses increased from 11.4% in the third quarter of 2005 to 16.4% in the third quarter of 2006.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll-related costs, insurance expense and professional services, decreased $0.2 million or 8.3%, to $1.8 million during the third quarter of 2006. The decrease was associated with lower charges for doubtful accounts and a reduction in casual labor offset, in part, by SFAS 123(R) expense and professional services. As a percentage of revenues, general and administrative expenses increased from 11.4% in the third quarter of 2005 to 11.7% in the third quarter of 2006.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense, decreased by $0.2 million, or 6.7%, to $3.2 million in the third quarter of 2006. The decrease in research and development expense is associated with a decrease in prototype expenses and rent expense, offset in part by additional employee costs associated with the acquisition of the Emerson product line. As a percentage of revenues, research and development expense for the third quarter of 2006 was 21.6%, up from 20.6% for the third quarter of 2005.
Restructuring
On July 27, 2006, Tollgrade announced a restructuring program which includes the consolidation of the Sarasota facility, discontinuance of various products, and write-down of certain fixed assets and real estate. The restructuring program will result in the reduction of approximately 20 employees of which 15 were terminated during the third quarter of 2006. All remaining employee reductions will be completed in the fourth quarter of 2006. The total expense recorded in the third quarter of 2006 was $5.8 million associated with the restructuring program and included $0.2 million associated with employee severance and relocation costs, $0.9 million for lease termination costs and fixed asset write-downs, a $4.3 million charge for the discontinuance of various products that are not part of the Company’s future strategic focus, and a charge of $0.4 million for impairment of real estate. The Company expects to record a charge of approximately $0.3 million in the fourth quarter of 2006 in connection with the final implementation of this program. We expect the restructuring program listed above and the Emerson integration program (discussed below) to provide annual cost savings of approximately $3.3 million.

The components of the charges and accrual at September 30, 2006 for this restructuring program are as follows:

	Balance at				Balance at
	June 30, 2006	Expense	Cash payments	Asset Write-Downs	September 30, 2006

Facility Rationalization including employee costs	$—	$1,078	$(159)	$(570)	$349
Inventory write-down	—	4,346	—	(4,346)	—
Real Estate impairment	—	422	—	(422)	—

Total	$—	$5,846	$(159)	$(5,338)	$349

As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value, supported by independent real estate broker opinions. We anticipate the sale of this real estate will be completed within a year.
Emerson Integration Program
In conjunction with the Emerson acquisition, the Company has implemented an integration plan to relocate certain former Emerson employees to our Cheswick, Pennsylvania location and the closure of the acquired facility in Ft. Worth, Texas. These costs will be accounted for under Emerging Issue Task Force No. 95-3 (EITF 95-3) “Recognition of Liabilities in Connection with a Purchase Business Combination.”
As a result, the relocation costs and facility closure have been recorded as part of the Emerson purchase price allocation. The cost consisted of relocation and facility rationalization costs, primarily rent for the Texas location that was closed. As of July 1, 2006, we had recorded an obligation of $0.4 million related to this program. During the third quarter of 2006, we reduced this obligation by $0.2 million associated with a reduction in relocation costs. This $0.2 million reduction was recorded as an adjustment under EITF 95-3. The remaining obligation is $0.1 million and is expected to be paid in the fourth quarter of 2006.
Additionally, in connection with the Emerson integration program, we completed a workforce reduction that resulted in the elimination of six positions associated with the acquired Emerson product line. Employees impacted by the reduction were provided a termination benefit to ensure an effective integration of the Emerson product line. All costs associated with this program have been incurred and paid as of September 30, 2006. The total charge associated with this program is under $0.1 million.
Interest and Other Income
Interest and other income, comprised primarily of interest income in both quarterly periods, for the third quarter of 2006 was $0.7 million, an increase of $0.4 million from the third quarter of 2005. The increase is due to higher yields on our investments and rising interest rates.

Income Taxes
Income taxes for the third quarter of 2006 included a benefit of $1.8 million due to the current quarter pretax loss. The provision for income taxes in the third quarter of 2005 was a charge of $0.3 million. The effective income tax rate for the third quarter of 2006 was a benefit of 35.1% compared to a charge of 17.5% in the third quarter of 2005. The effective rate for the three month period ended September 30, 2006 was impacted by losses associated with the restructuring program, which was treated as a discrete item for income tax purposes under FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an Interpretation of APB Opinion No. 28,” and the proportional impact of certain permanent items. While we have made an estimate of our effective rate for 2006, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2006. We expect our 2006 full year effective tax rate to be approximately 35%. This includes the impact of the restructuring expense recorded in the third quarter of 2006.
Net (Loss) Income and (Loss) Income Per Share
For the third quarter of 2006, our basic and diluted loss per common share was $(0.25) compared to net income of $0.11 per basic common share and diluted common share recorded in the prior year quarter. Basic and diluted weighted average common and common equivalent shares outstanding were 13.2 million in the third quarters of 2006 and 2005. The three months ended September 30, 2006 do not include the effect of dilutive securities due to the current quarter net loss which would make those securities anti-dilutive to the earnings per share calculation.
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 24, 2005
Revenues
The Company’s revenues for the nine months ended September 30, 2006 were $48.8 million, an increase of $0.6 million, or 1.3%, compared to revenues of $48.2 million reported for the nine months ended September 24, 2005.
Sales of the Company’s DigiTest system products, which include LoopCare software, were $10.4 million in the nine months ended September 30, 2006, a decrease of $2.8 million, compared to the nine months ended September 24, 2005 of $13.2 million. The decrease in DigiTest revenue was associated with a reduction in product deployed into the Middle East. This was offset, in part, by increased sales to one of our RBOC customers and the deployment of products at an ILEC customer. DigiTest system sales accounted for 21.3% and 27.4% of total revenues for the first nine months of 2006 and 2005, respectively.
Sales of LoopCare software products separate and unrelated to DigiTest system products were $1.8 million in the nine months ended September 30, 2006 compared with $1.7 million recorded in the nine months ended September 24, 2005. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. In addition, customers who traditionally purchased LoopCare to manage their testing needs are in the midst of a technical migration, and, as described above, are diverting capital spending to those new network elements, which is impacting our LoopCare sales to those customers. As part of our product strategy, the Company has plans to continue to enhance LoopCare for the new network and assist our customers with their network migration in a seamless fashion. In addition, the Company’s sales and marketing plans also include expanding LoopCare sales into independent carrier and international customer networks. However, as a result of all these factors, revenue from this product line can fluctuate significantly on a quarter by quarter basis. LoopCare software product sales comprised 3.7% of total revenues during the nine months ended September 30, 2006 compared to 3.5% in the nine months ended September 24, 2005.
Overall sales of cable hardware and software products increased from $12.8 million for the nine months ended September 24, 2005 to $13.3 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, we experienced strong sales of our DOCSIS-based transponders (primarily in the first quarter of 2006), offset by an expected reduction in legacy transponders and associated headend equipment and a decline in sales of our legacy CheetahLight cable equipment. As many customers demand products that meet the DOCSIS standards, they are reducing their purchases of legacy cable equipment, while increasing their purchases of the DOCSIS-based products. Furthermore, the standardization of this product has led to increased competition, as customers are able to purchase system components from a number of vendors. We continue to design differentiating technologies that we believe will increase the value and revenue opportunities for our related software and enhanced VoIP service assurance products. Cable hardware and software product sales amounted to 27.3% and 26.6% of the first nine months of 2006 and 2005 revenue, respectively.
Sales of MCUs during the nine months ended September 30, 2006 remained consistent with the nine months ended September 24, 2005 at $10.4 million. As a result, MCU sales represented 21.3% of total revenues for the nine months ended September 30, 2006 compared to 21.6% for the nine months ended September 24, 2005.
Service revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance were $10.0 million in the nine months ended September 30, 2006 compared to $10.1 million for the nine months ended September 24, 2005. Service revenues amounted to 20.5% and 21.0% for the first nine months of 2006 and 2005 revenue, respectively.
Sales of the Company’s newly acquired Emerson Test Systems product line, which became part of the Company on February 24, 2006, were $2.9 million for the nine month period ending September 30, 2006. During the third quarter of 2006, we received acceptance on the pilot phase of our product deployment into a customer in Eastern Europe. This acceptance and continued product deployment contributed significantly to the revenue associated with the acquired Emerson product line.
Gross Profit
Gross profit for the nine months ended September 30, 2006 was $18.8 million compared to $24.7 million for the nine months ended September 24, 2005. The decrease in gross profit is primarily a result of the $4.3 million inventory charge recorded in the third quarter of 2006. As a percentage of sales, gross profit for the first nine months of 2006 was 38.5% versus 51.4% for the year ago period. Gross margin, as a percentage of sales, was impacted by the inventory charge resulting from the restructuring program announced by the Company on July 27, 2006, which impacted margins by 8.9%. Additionally, our margins were impacted by lower margins in two service projects, the dilutive effect that the Emerson product line had on the first two quarters of 2006 and product mix associated with our lower margined cable product. During the third quarter of 2006, we finalized the integration of the Emerson product line which has, along with increased sales, resulted in the Emerson product line becoming accretive to gross margins in the third quarter of 2006.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, increased $1.5 million, or 22.6%, to $8.1 million for the nine months ended September 30, 2006 from $6.6 million in the nine months ended September 24, 2005. The increase is associated with additional salaries and wages associated with the Emerson acquisition, SFAS 123(R) stock compensation expense, increased commissions and increased consulting and travel costs associated with international sales. As a percentage of revenues, selling and marketing expenses increased from 13.7% in the first nine months of 2005 to 16.6% in the first nine months of 2006.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, for the nine months ended September 30, 2006 was $6.0 million, an increase of $0.3 million, or 5.2%, from the nine months ended September 24, 2005. The increase is primarily attributed to an increase in SFAS 123(R) stock compensation expense and professional services, offset in part by a reduction in insurance expense. As a percentage of revenues, general and administrative expenses increased from 11.7% in the first nine months of 2005 to 12.2% in the first nine months of 2006.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense, decreased slightly from $10.6 million in the nine months ended September 24, 2005 to $10.5 million in the nine months ended September 30, 2006. The decrease in research and development expense is associated with a reduction in consulting costs and prototype expense, offset by an increase in salaries and wages related to the Emerson acquisition. As a percentage of revenues, research and development expense decreased to 21.5% in the nine months ended September 30, 2006 from 21.9% in the prior year’s first nine months.
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
Interest and Other Income
Interest and other income, comprised primarily of interest income, for the nine months ended September 30, 2006 was $2.0 million, an increase of $1.2 million from the amount recorded in the nine months ended September 24, 2005. The increase is due to a larger portion of our portfolio being allocated to short-term investments with higher yields.
Income Taxes
Income taxes for the nine months ended September 30, 2006 included a benefit of $1.8 million compared to a provision of $0.3 million for the nine months ended September 24, 2005. The effective income tax rate for the nine months ended September 30, 2006 was 34.8% compared to 16.3% in the nine months ended September 24, 2005. The effective rate for the nine month period ended September 30, 2006 was impacted by losses associated with the restructuring program, which was treated as a discrete item for income tax purposes under FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an Interpretation of APB Opinion No. 28.” While we have made an estimate of our effective rate for 2006, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2006.
Net (Loss) Income and (Loss) Earnings Per Share
As a result of the above factors, the net loss for the nine months ended September 30, 2006 was $(3.4) million compared to net income in the nine months ended September 24, 2005 of $1.7 million. For the nine months ended September 30, 2006, our basic and diluted loss per common share was $(0.26) compared to net earnings of $0.13 per common share recorded in the prior year’s first nine months. Basic and diluted weighted average common and common equivalent shares outstanding were 13.2 million in the nine months ended September 30, 2006 and September 24, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities for the nine months ended September 30, 2006 was $3.0 million compared to net cash provided of $7.0 million for the same period in the prior year. The decrease in net cash provided is attributed to an increase in inventory and trade receivables partly offset by a decrease in accrued expenses and non-cash restructuring expenses. The increase in inventory was a result of additional purchases made by the Company in the third quarter of 2006 for expected future business and to acquire certain inventory items that have longer lead times. The increase in trade receivables is a result of the timing of payment on certain larger accounts and certain contract-based billing requirements that have contractually delayed cash payments.
The Company had working capital of $80.4 million at September 30, 2006, a decrease of $0.4 million from $80.8 million of working capital as of December 31, 2005. As of September 30, 2006, we had approximately $58.4 million in cash, cash equivalent and short term investments, which are available for corporate purposes, including acquisitions and other general working capital requirements, compared to $67.4 million at December 31, 2005. The decrease in cash, cash equivalents and short term investments from December 31, 2005 is primarily attributed to the $5.5 million purchase of the Emerson test product line and an increase in inventory and trade receivables.
Cash from investing activities reflects a use of $3.9 million for the nine months ended September 24, 2005, while cash of $4.3 million was provided in the nine months ended September 30, 2006. The change is attributed to redemption of short-term investments, offset by the second quarter 2006 purchase of the Emerson product line for $5.5 million in cash.
The Company has in place a five-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”) with a bank. The Facility expires in December 2006. Under the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs and in connection with certain acquisitions. The Facility contains certain standard covenants with which we must comply, including a minimum fixed charge ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis. A maximum leverage ratio restricted our total borrowing capacity to approximately $21.0 million during the third quarter of 2006. Commitment fees are payable quarterly at an annual rate of 0.25% of the unused commitment. The Facility was amended in February 2003 in connection with our acquisition of the Cheetah product line to adjust the determination of base net worth. As of September 30, 2006 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future. The Company expects to incur capital expenditures totaling approximately $3.0 million in 2006 including projects for test fixtures related to the manufacturing process and purchases of computer and office equipment.
The Company has in place a stock repurchase program, which is more fully described in Part II, Item 2(e) of this Report. At management’s discretion, the Company may repurchase shares under this program, however, the number of shares and the timing of such purchases has not presently been determined. Any such purchases would be made using existing cash and short-term investments. No shares were repurchased under this program in the nine months ended September 30, 2006.
Our financial position enables us to meet our cash requirements for operations and capital expansion programs.
RELATED PARTY TRANSACTION
Gregory Quiggle was hired by the Company as Executive Vice President of Marketing on August 13, 2001. In connection with the recruitment of Mr. Quiggle, the Company made a loan to Mr. Quiggle in the amount of $210,000 pursuant to a Promissory Note (the “Note”) with interest accruing at 5% per annum. The remaining outstanding balance as of September 30, 2006 of approximately $149,000 is due and payable on or before the earlier of (i) May 2, 2008, (ii) the date of termination of Mr. Quiggle’s employment with the Company, or (iii) the date that Mr. Quiggle sells or otherwise transfers ownership of all or a portion of 40,200 shares of common stock in the name of Acterna LLC, which shares are being held by the Company as collateral for payment of the Note. Presently, the shares of stock being held as collateral have no value. The Note has not been modified since its issuance.
KEY RATIOS
The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, was 85 and 78 days as of September 30, 2006 and September 24, 2005, respectively. The change was attributable to the timing of cash collection and contractual restrictions on billing. The Company’s inventory turnover ratio was 4.0 and 2.8 turns at September 30, 2006 and September 24, 2005, respectively. The increase in the inventory turnover ratio is associated with the restructuring program.
NEW ACCOUNTING STANDARDS
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainties in income taxes recognized on an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are reviewing the adoption of FIN 48 and assessing the impact on our results of operations and our financial position.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No. 108 in fiscal year 2006. We currently do not believe that adoption of SAB No. 108 will have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.
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

Item 4. CONTROLS AND PROCEDURES
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect these controls.
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
Our operating results have in the past been subject to quarter to quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding in customers’ capital budgets. Some of our customers tend to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Further, our customers’ purchases have become more project-based, which tend to be larger orders with unique acceptance requirements. Seasonal fluctuations in customer demand for our products driven by budgetary and other reasons can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual sales has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.
Our restructuring and cost reduction plans may be ineffective or may limit our ability to compete.
We have substantially completed the restructuring program that we announced on July 27, 2006, which included the consolidation of facilities and staff from the Company’s cable operations in Sarasota, Florida and a completion of integration plans from the recent acquisition of Emerson Test Systems. In conjunction with the restructuring effort, we have identified certain products and assets that no longer meet our long-term objectives and strategy. While we believe that these actions will reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market, and we may be required to undertake further restructuring initiatives that would require us to incur additional charges. In addition, there is the risk that our recent and any future cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Such initiatives could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
Our Services business is subject to a trend of compressed margins and reduced capital spending by our major customers.
Our Services business, which includes software maintenance as well as professional services, is sensitive to the decline in our RBOC customers’ capital investment in their traditional voice services, which tends to drive professional services. Furthermore, the timing of the extension or renewal of certain of the more significant software maintenance agreements, including our software maintenance agreements with the RBOCs, two of which are scheduled to expire on December 31, 2006, could have a major impact on the Company’s Services revenues for any particular fiscal quarter or year. We are also experiencing intense pricing pressure from many of our larger software maintenance customers, as they continue to attempt to reduce their own internal costs. Accordingly, our ability to maintain historical levels or increase levels of Services revenues cannot be assured, and in fact, such levels may continue to decrease.
The failure of acquired assets to meet expectations, or a decline on our fair value determined by market prices of our stock, could indicate impairment of our intangible assets and result in impairment charges.
The carrying value of certain of our intangible assets, consisting primarily of goodwill related to our acquisitions from Lucent Technologies, Inc. in 2001, JDS Uniphase (formerly, Acterna, LLC) in 2003 and Emerson in 2006, could become impaired by changing market conditions, among other factors. Statement of Financial Accounting Standards No. 142 (“SFAS 142”) requires goodwill and intangible assets with indefinite lives to be measured for impairment at least annually or more frequently if events and circumstances indicate that the carrying value of such assets may not be recoverable. We perform annual impairment tests on December 31 of each year. We have determined that we have one reporting unit and test goodwill for impairment by comparing the fair value of the Company’s equity, which we estimate based on the quoted market price of our common stock and an estimated control premium, to the Company’s book value. Our last required measurement date was December 31, 2005, at which time our test indicated no impairment. Interim impairment tests are required by SFAS 142 if certain events or changes in business conditions occur. During the third quarter of 2006, we continued to experience margin pressure, operating losses and a decline in our stock price. We considered the culmination of these events to be a triggering event under SFAS 142. Therefore, we performed a review for impairment by performing a cash flow analysis. This analysis supported the carrying value of goodwill and no impairment was recorded. The continuation of these market effects may, however, require us to record an impairment change in any period in which impairment is determined, which could adversely affect future results.
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
In addition, the evolution of our telecommunications customers’ networks to fiber-intensive IP-based technology could cause a reduction in the purchase of our existing DigiTest and LoopCare products for legacy network architectures. Our ability to provide traditional network assurance benefits for these new fiber-intensive IP-based network technologies will be dependent on our ability to modify our products to meet these new technologies and the adoption of our products, such as the DigiTest HUB and EDGE, by our customers to transition to the new technologies.
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
We depend upon a limited number of third party subcontractors to manufacture certain aspects of our products. Furthermore, the components of our hardware products are procured from a limited number of outside suppliers, and some critical components may be single-sourced. Our reliance upon such third party contractors involve several additional risks, including reduced control over manufacturing costs, delivery times, reliability, and quality components. Although our products generally use industry standard products, some parts, such as ASICs, are custom-made to our specifications. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity or integration issues related to our acquisition of the Emerson product line, the loss of key assembly subcontractors or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.
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
Because our cable products generate lower margins for us than our proprietary MCU and software offerings, an increase in the percentage of our sales of existing cable-related products will result in lower profitability. Furthermore, consolidations within the cable industry and the adoption of the DOCSIS standards have caused and could continue to cause pricing pressure as our competitors lower product pricing. As a result of these factors, our revenues have been and may continue to be adversely affected. Although we have developed DOCSIS-based hardware and our relationship with our OEM partner is one that we believe will prominently position us to succeed in the marketing of DOCSIS-based products, these products will likely generate lower margins than have historically been generated by our proprietary technology. As a result, as our business shifts from our higher margin proprietary products to lower margin cable offerings and standardized products for which there is greater competition, we will need to sell greater volumes of our products to maintain our profitability.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 15, 2005, our Board of Directors authorized the continuation through December 31, 2006 of a share repurchase program which expired on December 31, 2005. Under this extension, we can repurchase a total of one million shares of our common stock before December 31, 2006. Since the initial repurchase program was instituted in April 1997, and as of December 31, 2005, the Company has repurchased 0.5 million shares of common stock. The repurchased shares are authorized to be utilized under certain employee benefit programs. At our discretion, we will determine the number of shares and the timing of such purchases, which will be made using existing cash and short-term investments. No shares were repurchased under this program during the nine months ended September 30, 2006.

Item 6. EXHIBITS
(a)	Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Extension Agreement, dated September 26, 2006, between the Company and Bulova Technologies EMS LLC, filed herewith

10.2	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 2006 Long-Term Incentive Compensation Plan, filed herewith

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith
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

Tollgrade Communications, Inc. (Registrant)
Dated: October 27, 2006	/s/ Mark B. Peterson
Mark B. Peterson
Chief Executive Officer

Dated: October 27, 2006	/s/ Samuel C. Knoch
Samuel C. Knoch
Chief Financial Officer and Treasurer

Dated: October 27, 2006	/s/ Sean M. Reilly
Sean M. Reilly
Controller

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Extension Agreement, dated September 26, 2006, between the Company and Bulova Technologies EMS LLC, filed herewith

10.2	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 2006 Long-Term Incentive Compensation Plan, filed herewith

15	Letter re audited interim financial information

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith