Form 10-K
period 2006-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2007-03-06
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
Commission file number 000-27312
TOLLGRADE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1537134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

493 Nixon Road, Cheswick, Pennsylvania	15024
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 412-820-1400
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.20 per share	The NASDAQ Stock Market LLC
(Title of Class)	(Exchange on which registered)
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
Yes ☐    No ☑
The aggregate market value of the voting and non-voting Common Stock of the registrant held by non-affiliates of the registrant, calculated based on the closing price as of June 30, 2006 on the NASDAQ National Market, was approximately $125,785,000.
As of January 31, 2007, the registrant had outstanding 13,246,974 shares of its Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into which
Document	Document is incorporated

Portions of the Proxy Statement to be distributed in
connection with the 2007 Annual Meeting of Shareholders	III

PART I
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Annual Report on Form 10-K of Tollgrade Communications, Inc. (“Tollgrade,” the “Company,” “us,” or “we”), including, but not limited to those contained in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “estimates,” “plans,” or “anticipates,” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, the inability to complete sales, or possible delays in deployment, of products under international projects due to inability to complete or possible delays in completing the legal and commercial terms for such projects, project delays or cancellations, political instability, inability to obtain proper acceptances or other unforeseen obstacles or delays, projected cash flows which are used in the valuation of intangible assets, the anticipated results of negotiations for purchase orders and other customer purchase agreements, our ability to utilize current deferred and refundable tax assets, service opportunities offered to customers, the potential loss of certain customers, the timing of orders from customers, including the timing of international sales, the effect of consolidations in the markets to which Tollgrade sells, the effects of the economic slowdown in the telecommunications and cable industries, the possibility of future provisions for slow moving inventory, the Company’s expectations with regard to its contract manufacturer, and the effect on earnings and cash flows of changes in interest rates. We do not undertake any obligation to publicly update any forward-looking statements.
     These forward-looking statements, and any forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-K, are based on assumptions that involve risks and uncertainties and are subject to change based on the considerations described below. We discuss many of these risks and uncertainties in greater detail in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” These and other risks and uncertainties may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.
     The following discussion should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and related notes contained in this Annual Report on Form 10-K.
Item 1. Business.
     Tollgrade designs, engineers, markets and supports test system, test access and status monitoring products and test software for the telecommunications and cable television industries in the United States and in certain international markets. The Company’s telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service (“POTS”) lines containing both copper and fiber optics. The Company’s test system products, specifically the DigiTest® test platform, focus on helping local exchange carriers conduct the full range of fault diagnosis along with the ability to pre-qualify, deploy and maintain services offerings including Digital Subscriber Line (“DSL”) service. The Company’s cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes.
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
Products
Telecommunication Test Systems
     Our proprietary telecommunications test and measurement products enable telephone companies to use their existing line test systems to remotely diagnose problems in POTS lines containing both copper and fiber optics as well as qualify and troubleshoot broadband DSL and IP services. POTS lines provide traditional voice service as well as connections for communication devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.” POTS lines still comprise the vast majority of lines in service today throughout the world.
     An important aspect of maintaining a POTS network is the ability to remotely test, diagnose and locate any problems within the network. POTS line test systems are generally located at telephone companies’ central offices, and help local exchange carriers conduct a full range of fault diagnostics in the “local loop,” the portion of the telephone network that connects end users to the central office. In addition, line test systems provide the capability to remotely qualify, deploy and maintain services such as DSL and Integrated Services Digital Network (“ISDN”) services which are carried over POTS lines. These test systems reduce the time needed to identify and resolve problems, eliminating or reducing the costs of dispatching a technician to the problem site. Most POTS line test systems, however, were designed only for use over copper wire line; as a result, traditional test systems could not access local loops in which fiber-optic technology had been introduced.
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
DigiTest® and LoopCare™ ; N(x) Test™, N(x) DSL-3™ and LTSC™
     Our DigiTest product family, including DigiTest EDGE®, DigiTest HUB™, and DigiTest ICE™, electrically measures the characteristics and connection performance of copper POTS and broadband circuits and reports those measurements to our LoopCare Operation Support System (“OSS”). The LoopCare OSS, in turn, analyzes that measurement data and creates an easy-to-understand fault description. At the same time, the LoopCare system can generate a dispatch to a work center so that a repairman can fix the problem. The DigiTest product family can also serve as a replacement for aging Loop Test System (“LTS”) equipment ubiquitously deployed in current POTS networks. In addition, LoopCare and the DigiTest product family can be used to prequalify, verify installation, and remotely isolate troubles for various DSL services.
     LoopCare has remained the major OSS utilized by the Regional Bell Operating Companies (“RBOCs”) for over twenty-five years to test the integrity and quality of their POTS network infrastructure. The LoopCare OSS, which we offer both as part of the DigiTest system and as a stand-alone software product that can interface with other test heads on the market, currently manages testing operations for more than 75% of the copper pairs in the United States, and is the qualification, installation and maintenance tool used to troubleshoot more than 150 million POTS, ISDN and DSL subscribers worldwide. We acquired LoopCare from Lucent Technologies Inc. in 2001.
     DigiTest EDGE provides a global platform for POTS and broadband test applications, by combining a narrowband and wideband metallic testing platform with a multi-layered DSL service assurance platform. These test capabilities, when managed by our LoopCare OSS, enable service providers to accurately isolate a DSL problem between the customer’s premises, the local exchange carrier’s local loop and Digital Subscriber Line Access Multiplexer (“DSLAM”) serving network, and the Internet service provider’s data network.
     Our DigiTest product family also includes the DigiTest HUB™, our next generation central office test platform designed to support multiple testing environments. The DigiTest HUB addresses emerging broadband testing requirements, but also retains interfaces to legacy equipment, allowing for a seamless migration from traditional to packet-based delivery of services and allowing service providers to continue automated, mass-market processes. The DigiTest HUB is a modular 12-slot chassis for medium to large central office applications from which a variety of services emanate. Plug-in modules can be added, as required to support POTS and DSL Layer 1-7. Test plug-in resources can be shared to multiple network elements by the use of a module that multiplexes the test access path. This includes sharing a test resource to remote access elements as fiber is driven further out into the network in topologies such as FTTx. When coupled with our LoopCare OSS, the DigiTest HUB serves the testing needs of both legacy and evolving broadband networks to facilitate a low-cost, asset-preserving transition.
     Our most recent addition to the DigiTest product family is the DigiTest ICE. Optimized for deployment at remote DSLAM locations, DigiTest ICE provides both metallic and multi-layered DSL testing to help service providers install and maintain broadband triple play services within their emerging FTTx networks. We expect this product to be generally available in the third quarter of 2007.
     We have original equipment manufacturer (“OEM”) agreements in place with Electrodata, Inc., to supply a communications card for our DigiTest EDGE product, and Comtest Networks, Inc., to provide an access device for that product line. These agreements both contain automatic renewal terms, unless earlier terminated. We are also a party to a number of third party software license agreements that allow us to incorporate third party software products and features into the LoopCare software.
     We have licensing arrangements with Nortel, JDS Uniphase Corporate (formerly, Acterna LLC) and Aware, Inc. for certain technology related to our DigiTest products and pay royalties and license fees for the use of such technology on a fixed per unit basis. The license agreement with JDS Uniphase, which was renegotiated in September 2005 as part of settlement of legal disputes, now contains limited license rights for specified customers, which licenses expire by their terms in 2008, unless earlier terminated. The license agreements with Aware and Nortel contain automatic renewal terms, unless earlier terminated.
     We market and sell our DigiTest products primarily through our direct sales force as well as through certain reseller and distributor agreements. Sales of the DigiTest product line (including sales with LoopCare software) accounted for approximately 23%, 27% and 12% of the Company’s revenue for the years ended December 31, 2006, 2005 and 2004, respectively.
     In addition to the LoopCare OSS software sold as part of the DigiTest system, we also sell new LoopCare features to existing customers and the base LoopCare OSS as a stand-alone product to Competitive Local Exchange Carriers (“CLECs”) for use with test heads other than our DigiTest hardware. LoopCare feature products include:
•	the Common Object Request Broker Architecture (“CORBA”)-based Application Programming Interface;

•	Benchmark Data Base;

•	DSL Testing;

•	the Advanced Testhead Feature Package;

•	Batch Testing;

•	Fax Unalert;

•	Loop Length Reporting;

•	Enabling Flow Through by Re-Classification of VER 55-58 Codes;

•	LoopCare TCP/IP Communications Network;

•	Testing Voice Services in a Broadband Passive Optical Network (“bPON”);

•	Multi-DSL Prequalification Feature; and

•	Breakthrough CPE and Fast Answering CPE Suppression.
     Sales of stand-alone LoopCare software and enhancements accounted for approximately 3%, 4% and 7% of the Company’s revenue for the years ended December 31, 2006, 2005 and 2004, respectively.
     On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson Network Power, Energy Systems, North America, Inc. (“Emerson”). The products purchased were the N(x)Test, N(x)DSL-3, and Line Test System Controller (“LTSC”). The N(x)Test product is a modular, subscriber loop measurement unit, which utilizes an open architecture, standard interfaces and Digital Signal Processor (“DSP”) measurement technology. The N(x)Test unit can address broadband testing, standard demand and interactive testing and OSS-controlled ALT batch processing on subscriber loops, as well as expanded testing capability related to the pre-qualification of loops for DSL services through the network element. The N(x)DSL-3 test unit provides higher layer testing capability for various DSL services a customer may deploy. N(x)DSL-3 can be coupled with N(x)Test, providing the ability to conduct a full range of POTS and DSL testing, or used as a stand-alone, DSL-only test head. Our LTSC, Line Test Systems Controller, is a software package with multi-tasking capabilities that can stand alone or become an integrated process to an existing OSS in order to provide a totally integrated line testing platform for the customer’s operations. Designed with an open architecture, the LTSC system provides client/server access to the N(x)Test/N(x)DSL-3 systems deployed within the customer’s network in order to maintain the Quality of Service for typical POTS as well as DSL services as the customer migrates towards a next generation network. We sell our N(x)Test products primarily through our direct sales force, almost exclusively to customers outside of the United States. Sales of our N(x)Test product systems accounted for 9% of the Company’s revenue for the year ended December 31, 2006.
MCU
     Our legacy MCU products plug into Digital Loop Carrier (“DLC”) systems, the large network transmission systems used by telephone companies to link the copper and fiber-optic portions of the local loop. MCU products allow our customers to extend their line testing capabilities to all of their POTS lines served by a DLC system regardless of whether the system is fed by a copper or fiber optic link. DLC systems, which are located at telephone companies’ central offices and at remote sites within local user areas, effectively multiplex the services of a single fiber-optic line into multiple copper lines. In many instances, several DLC systems are located at a single remote site to create multiple local loops that serve several thousand different end-user homes and businesses. Generally, for every DLC remote site, customers will deploy at least two MCU line-testing products.
     We market and sell our MCU products directly to customers as well as through certain OEM agreements, as described below. To ensure the compatibility of our MCU products with the major DLC systems produced by various telecommunication equipment manufacturers, we have entered into license agreements and, in most cases, pay royalties for the use of the proprietary design integrated circuits (“PDICs”) unique to each DLC system. We maintain royalty-based PDIC license agreements with Lucent Technologies, Inc., Fujitsu Network Transmission Systems, Inc., Zhone Technologies, Inc., Tellabs, Inc. (formerly, Advanced Fibre Access Communications) and Adtran, Inc., the terms of which automatically renew (unless earlier terminated) for periods of between one and five years, except for one which has a perpetual term. Under these license agreements, royalties are calculated either as a percentage of the list price of MCU products sold or as a fixed amount per MCU unit that incorporates the licensed technology. We also maintain PDIC license agreements that do not contain royalty provisions with Calix Networks, Inc., Tellabs, Inc., Alcatel USA Sourcing, L.P., UTSTARCOM, Inc., Motorola Wireline Networks, Inc. and SAGEM SA, the terms of which automatically renew for periods of one or more years, unless earlier terminated.
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
     Sales of MCU products and related hardware accounted for approximately 20%, 24% and 33% of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively. See Management’s Discussion and Analysis for a discussion of this trend.
Cable Testing Products
     The Company’s CheetahTM performance and status monitoring products provide a broad network assurance solution for the Broadband Hybrid Fiber Coax (“HFC”) distribution system found in the cable television industry. Our Cheetah products gather status information and report on critical components within the cable network.

Cheetah Cable Monitoring
     The Company’s monitoring systems include complete hardware and software solutions that enable efficient HFC plant status monitoring. By providing a constant, proactive view of the health and status of outside plant transmission systems, the products can reduce operating costs and increase subscriber satisfaction.
     Our cable offerings consist of our proprietary CheetahLight™ (formerly LIGHTHOUSE®) and CheetahNet™ (formerly NetMentor™) software systems and maintenance, our CheetahXD™ Broadband assurance software and maintenance, head-end controllers, return path switch hardware, both proprietary and DOCSIS®-based and Euro-DOCSISTM-based transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes.
     We have entered into license agreements with C-COR, Alpha Technologies, Inc. (“Alpha”), and General Instrument Corp. d/b/a The Broadband Communications Sector of Motorola, Inc., through which we provide status monitoring transponder technology incorporated into those companies’ cable network management systems. In 2003, we also entered into a separate agreement with Alpha, the leading supplier of power management products to the cable industry, initially to serve as the exclusive provider of IP-based, DOCSIS-based status monitoring equipment for its power supply systems. This agreement contains an initial term which expires in November 2007 and automatically renews on an annual basis thereafter unless terminated. In November 2005, this agreement was modified to make our right to sell the external version of the product to Alpha non-exclusive, while allowing us to sell that product directly to end customers. Since the modification of this agreement, we have experienced a decline in orders of DOCSIS-based transponders from Alpha, as they have also expanded their transponder purchases from the Company’s competitors. This decline has been partially offset by an increase in direct sales of our DOCSIS-based transponders to customers. We also have a number of third party software license agreements that allow us to incorporate third party software products and features into our Cheetah product offerings.
     We have licensing arrangements with Telchemy Incorporated, Wind River Systems, Inc. and AdventNet, Inc. for certain technology related to our cable products and pay royalties and license fees for the use of such technology on a fixed per unit basis.
CheetahIP HFC Service Assurance
     Our CheetahIP/HFC service assurance solution provides remote visibility into IP efficiency. This fully integrated solution allows cable operators to proactively test and monitor Voice over Internet Protocol (“VoIP”) and Video on Demand (“VoD”) using hardware test probes and software analysis tools.
     We also have a reseller agreement with Brix Networks, Inc. under which we are able to purchase hardware and software for the cable broadband market. This agreement contains an initial term which expires in September 2008 and automatically renews on an annual basis thereafter, unless earlier terminated. We also have a license agreement which expires in 2009 with a third party software vendor for a perpetual right to use certain VoIP technology on an exclusive basis, for certain applications.
     On June 6, 2006 we entered into an interoperability and co–marketing agreement with Minacom Labs, Inc. (“Minacom”) (which was assigned to Tektronix Canada Inc. upon its acquisition of Minacom). Additionally, on October 24, 2006, we entered into a reseller agreement with Minacom (now Tektronix) that gives Tollgrade a non-exclusive right to sell certain VoIP Testing hardware and software in Mexico and Central America. Both agreements are for one year and automatically renew annually.
     Sales of the Cheetah product line (excluding Services) accounted for approximately 25%, 24% and 27% of the Company’s revenue for the years ended December 31, 2006, 2005 and 2004, respectively.
Services
     Our Services offerings include software maintenance as well as our professional services, which are designed to make sure that all of the components of our customers’ test systems operate properly. Including software maintenance, Services revenue accounted for approximately 20%, 21% and 21% of the Company’s revenue for the years ended December 31, 2006, 2005 and 2004, respectively.
Operating Segment
     We have determined that our business has one operating segment, test assurance. All product sales relate to the business of testing infrastructure and networks for the telecommunications and cable industries. Our products have similar production processes, and are sold through comparable distribution channels and means to similar types and classes of customers already in, or entering into, the telecommunications and cable businesses. Operating results are regularly reviewed by the Company’s chief operating decision maker regarding decisions about the allocation of resources and to assess performance.
Sales and Competition
     We market our products and services primarily through our direct sales organization with offices in Cheswick, Pennsylvania. Additionally, we have a growing channel of OEMs, value-added resellers and distributors, both domestic and international.
Revenue Concentrations
     The primary customers for our telecommunications products and services are the RBOCs (Verizon Communications, Inc., AT&T, Inc., BellSouth Corporation, which became a wholly-owned subsidiary of AT&T, Inc. by merger completed in December, 2006, and Qwest Communications International, Inc.), as well as major independent telephone companies and most of the major cable operators. Sales in 2006 to AT&T and BellSouth accounted for 13% and 11%, respectively, or 24% collectively, of our total revenue for the year. Sales in 2005 to AT&T and BellSouth accounted for approximately 11% and 17%, respectively, or 28% collectively, of our total revenue for the year. Sales generated from RBOC customers were 31%, 37% and 54% of our total revenue in 2006, 2005 and 2004, respectively. Through acquisitions and growth in our international customer base, we have been able to reduce our dependency on RBOC customers. Sales to one cable OEM customer, Alpha, were 10.9% and 11.3% of our total revenue in 2006 and 2005, respectively. During 2005, sales to our telecom OEM customer, Lucent Technologies International, Inc., were 11.9% of total revenue.
     Because of our continued dependency on certain RBOCs and certain significant MSOs, the potential loss of one or more of these customers, or the reduction of orders for our products by one or more of these customers, could materially and adversely affect our results.
     We distinguish revenue from external customers by geographic area based on customer location. Domestic sales represented approximately 73%, 77%, and 92% of the Company’s total revenue for the years ended December 31, 2006, 2005, and 2004, respectively. International sales represented approximately 27% of the Company’s total revenue for the year ended December 31, 2006, compared with 23% and 8% for the years ended December 31, 2005 and 2004, respectively. This increase is primarily attributable to sales related to the Company’s N(x)Test system product, acquired from Emerson on February 24, 2006 and the deployment of products into South Africa, offset, in part, by a decrease in our deployment of products into Saudi Arabia. Our international sales are primarily in three geographic areas: the Americas (excluding the United States of America); Europe, the Middle East and Africa (“EMEA”); and Asia. Sales for the Americas were approximately $3.9 million or 22% of international sales, sales for EMEA were $11.8 million or 66% of international sales and sales in Asia were $2.2 million or 12% of international sales for the year ended December 31, 2006. Sales for the Americas, excluding the United States of America, were approximately $4.2 million or 27% of international sales, sales for EMEA were $10.7 million or 70% of international sales and sales in Asia were $0.4 million or 3% of international sales for the year ended December 31, 2005. See the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for a further description of our international sales strategies.
Competitive Conditions
     The market for telecommunications and cable testing equipment is highly competitive. Primary competitive factors in the Company’s market include price, product features, performance, reliability, service and support, breadth of product line, technical documentation and prompt delivery. We believe that we compete favorably with regard to all of these factors.
     The traditional competitors for our POTS telecommunications products include Fluke Corporation (formerly Harris Corporation), Teradyne, Inc. and Nortel. Each of these companies provides centralized test and management solutions for POTS networks. Historically, we have successfully positioned ourselves against these offerings by leveraging our patented technologies, entering into partnerships with telecommunications equipment providers, and investing in ongoing research and development for emerging broadband technologies and applications.
     As we extend our product offerings to address broadband technologies and applications for emerging next generation networks, this list of traditional competitors has expanded to include Spirent Communications PLC, Huawei Technologies Co., Ltd., JDS Uniphase, and EXFO Electro-Optical Engineering Inc. (formerly Consultronics Ltd.). We believe that by leveraging our existing incumbent infrastructure and core competencies to test these broadband next generation networks, we will be well positioned to compete against these competitors on the basis of lower upfront deployment costs and long-term operational efficiency.
     As our customers’ networks continue to evolve, we also face new competition as testing functions that were once only available with purpose-built test systems are now available as integrated components of network elements provided by manufacturers such as Alcatel-Lucent, Occam Networks, Inc. and Tellabs. These network element manufacturers historically have not provided testing functions, however, they now do so with the integration of new chipsets into their products. These integrated testing functions are often offered to the marketplace as individual components of an overall turn-key solution. Although these offerings reduce the overall cost associated with centralized test system deployments, we believe the added features and value associated with an independent test system like the Company’s, such as improved measurement performance, continue to provide Tollgrade with a strong competitive position.
     With respect to our cable products, status/performance monitoring competitors include AM Communications, Inc., Cisco (formerly Scientific Atlanta, Inc.), Alpha and Electroline. Historically, we have maintained an advantage over these competitors through the mass deployment of proprietary technology within the major cable operators. In recent years the cable industry has adopted open, non-proprietary standards for status/performance monitoring systems, such as Hybrid Management Sub-layer (“HMS”) and DOCSIS. These open standards have created pricing pressures as all providers of monitoring transponders and associated software have reduced price points to meet customer demands. During 2005, Alpha introduced a DOCSIS-based transponder which competes with the products we supply to the market both directly and through our supply agreement with Alpha. As a result, we have modified our strategies in an attempt to reduce product costs while increasing cooperation with Alpha channel relationships. Additionally, we continue to leverage our incumbent position of proprietary technology by offering unique solutions for established customers to migrate to open standards as well as enhancements for the support of Internet protocol- based service assurance testing.
     As with the telecommunications products, the extension of our cable products to address Internet protocol test applications expands our list of traditional competitors to now include Empirix, JDS Uniphase, Tektronix (which recently acquired the assets of Minacom Labs, Inc.), Brix Networks and Agilent Technologies. We believe that our ability to support Internet protocol test applications, such as VoIP, from permanently deployed locations in the HFC plant provide Tollgrade with a strong value proposition and competitive position.

Manufacturing
     Our manufacturing operations consist primarily of quality control, functional testing, final assembly, burn-in and shipping. We are ISO 9001:2000 registered with the British Standards Institution, Inc. ISO 9000 is a harmonized set of standards that define quality assurance management. Written by the International Organization for Standardization (“ISO”), ISO 9000 is recognized throughout the United States, Canada, the European Union and Japan. To be registered, the Company develops and maintains internal documentation and processes to support the production of quality products to ensure customer satisfaction.
     For our telephony products, we utilize three key independent subcontractors to perform a majority of the circuit board assembly and in-circuit testing work. We also employ other subassembly contractors for our telephony products on a more limited basis. For our Cheetah hardware, we primarily use a single turnkey manufacturer, Bulova Technologies – EMS, LLC (formerly, Dictaphone Corporation’s Electronic Manufacturing Services Division), a wholly-owned subsidiary of Bulova Technologies, LLC, to procure the components and assemble and test the products. The loss of any of these subcontractors or inability of such subcontractors to meet our manufacturing needs could cause delays in our ability to meet our customers’ orders and could have a material adverse effect on our results of operations. In addition, shortages of raw materials delivered to, or production capacity constraints at, the Company’s subcontractors could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such reduction may result in delays in shipments of the Company’s products or increases in the price of components, either of which could have a material adverse impact on us. During 2006, we purchased raw materials from one of our contract manufacturers in order to provide it with temporary liquidity, and, in 2007, we expect to purchase additional raw materials on behalf of this contract manufacturer to help ensure timely product deliveries. Based on discussions and review with the contract manufacturer, we believe that it is taking the appropriate steps necessary to resolve its internal funding matters and we expect it to return to full turnkey vendor status during 2007.
     Generally, our products use industry standard components; however, application specific integrated circuits (“ASICs”) are also a key component of some of our products and are custom made to the Company’s specifications. Although we have generally been able to obtain ASICs on a timely basis, a delay in the delivery of these components could have a material adverse impact on the Company.
Product and Technology Development
     Our product development personnel, many of whom are Bell Labs trained, are organized into teams dedicated to one or more specific product lines or technologies. We continuously monitor developing technologies in order to introduce new or improved products as defined standards and markets emerge. We continue to investigate the development of new applications for our MCU and Cheetah technologies, as well as develop enhancements and new features to our LoopCare software product line, DigiTest hardware and other technologies to service the telecommunications and cable industries. For the years ended December 31, 2006, 2005 and 2004, research and development expenses were approximately $13.3 million, $14.1 million and $15.8 million, respectively.
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
     The names “Tollgrade®”, “MCU®”, “LIGHTHOUSE®”, “EDGE®”, “DigiTest®”, “Telaccord®”, “MITS®” “Clearview®” “MICRO-BANK®”, and our LIGHTHOUSE`® logo are registered trademarks of the Company. The names “LoopCare™”, “MLT™”, “Cheetah™”, “CheetahNet™”, “CheetahIP™”, “CheetahLight™”, “CheetahXD™”, “ICE™”, “ObjectArchitect™”, , BatteryAnalyst™”, ProofAnalyst™”, “NetMentor™”, “Clear™”, the Clear logo, “Early Warning™”, “ReportCard™”, “CircuitView™”, “Network Assurance Simplified™”, N(x)Test™, N(x)DSL™, LTSC™ and our corporate logo are common law trademarks of the Company. “Team TollgradeSM” is a common law service mark of the Company. We have obtained three United States patents on the MCU products with expiration dates ranging from 2010 to 2014, two United States and one Canadian patent on cable technology with expiration dates of 2017, 2019 and 2020, respectively, and two Canadian patents, one Taiwanese patent and ten United States patents on other telecommunications technology, with expiration in dates ranging from 2017 to 2023. In addition, we have eight United States, four Canadian, two international Patent Cooperation Treaty patent applications pending. We will seek additional patents from time to time related to our research and development activities. We protect our trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.
     Although we believe that patents are an important element of our business, we do not believe that our business, as a whole, is materially dependent on any one patent.
Backlog
     Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of December 31, 2006, we had a backlog of approximately $10.0 million, compared to approximately $14.7 million of backlog at December 31, 2005. We expect revenues related to the entire backlog at December 31, 2006, to be recognized in 2007. The decrease is primarily attributable to the 2005 backlog containing a significant bulk order for DOCSIS-based products and the completion in 2006 of significant milestones for certain large projects initiated in 2005. The backlog at December 31, 2006 does not include any amounts attributable to the international project wins announced by the Company in December 2006, as the commercial terms for those projects had not yet been finalized. The Company has since recently entered into an agreement which establishes the initial terms for one of those projects.

     We currently have LoopCare software maintenance agreements with all of the RBOCs, including BellSouth Corporation, now a wholly-owned subsidiary of AT&T. One of the agreements expires on December 31, 2007, a second agreement expires on December 31, 2008 while a third extends through 2011. The fourth, which was signed in January 2007, expires on December 31, 2008. Our backlog at December 31, 2006 and 2005 included approximately $5.7 million and $6.2 million respectfully, related to software maintenance agreements. We have adopted a policy to include a maximum of twelve months revenue from multi-year software maintenance agreements in reported backlog. Software maintenance revenue is deemed to be earned and recognized as income on a straight-line basis over the terms of the underlying agreements.
     Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.
Government Regulation
     The telecommunications industry is subject to regulation in the United States and other countries. Federal and state regulatory agencies, including the Federal Communications Commission (“FCC”) and various state public utility and service commissions, regulate the activities of most of our domestic customers. Although such regulation does not typically affect the Company directly, the effects of such regulations on our customers may, in turn, adversely impact our business and operating results. Governmental authorities have also promulgated regulations which, among other things, set installation and equipment standards for private telecommunications systems and require that all newly installed hardware be registered and meet certain government standards. Further information concerning the effects of government regulation on our business is set forth under the caption “Industry and Market Trends.”
Employees
     As of December 31, 2006, we had 225 full-time employees, all of whom were located in the United States. None of our employees are represented by a collective bargaining agreement, and we believe that our relations with our employees are good.
Executive Officers of the Company
     The executive officers of the Company as of January 31, 2007 and their biographical information are set forth below.

Mark B. Peterson	Chief Executive Officer of the Company since January 2005; President of the Company since January 2001; Executive Vice President, Sales and Marketing, of the Company from November 1999 until January 2001; Executive Vice President, Sales, of the Company from October 1997 until November 1999; prior thereto, Testing Application Group product manager (MLT and Switched Access Remote Test Systems (“SARTS”) product lines) of Lucent Technologies, a manufacturer of communication systems, software and products, from October 1995 until October 1997; Age 46.

Sara M. Antol	General Counsel of the Company since December 2000; Secretary of the Company since April 1996; Chief Counsel of the Company from April 1996 until December 2000; prior thereto, attorney at Babst, Calland, Clements & Zomnir, P.C., a law firm; Age 45.

Carol M. Franklin	Vice President, Research and Development, of the Company since January 2004; Executive Vice President, Software Products Division, of the Company from January 2003 until January 2004; General Manager, Software Products from July 2001 to January 2003; Director of Order Management Development of Lucent Technologies, a manufacturer of communication systems, software and products (formerly AT&T Bell Laboratories), from May 2000 until July 2001; Director for Integration Test of Lucent from September 1999 until May 2000; Director for Starter Solutions for Emerging Carriers and Internet Customer Care of Lucent Technologies from February 1999 until August 1999; prior thereto, Product Realization Leader of Lucent Technologies from February 1996 until January 1999; Age 55.

Samuel C. Knoch	Chief Financial Officer of the Company since August 1996; Treasurer since April 1997; prior thereto, Controller of AMSCO International, Inc., a manufacturer of health care equipment, from October 1994 until August 1996; Age 50.

Joseph G. O’Brien	Vice President, Human Resources of the Company since October 1997; Director of Employee Development of the Company from April 1997 until October 1997; prior thereto, Coordinator, Elderberry Junction, Goodwill Industries, a charitable organization, from May 1995 until April 1997; Age 47.

Gregory L. Quiggle	Vice President, Marketing, of the Company since August 2001; Director of Marketing, Loop Products, of Acterna, LLC, a global communications equipment company, from May 1998 until August 1998; prior thereto, Product Line Manager, TTC from May 1996 until May 1998; Age 38.

Matthew J. Rosgone	Vice President, Operations, of the Company since September 2001; Senior Vice President, Purchasing/Manufacturing, of the Company from July 1998 until September 2001; prior thereto, Vice President, Purchasing, of the Company from July 1996 until July 1998; Age 38.

Gail M. Walsh	Vice President, Global Sales, of the Company since January 16, 2006; prior thereto, Sales Director, Lucent Technologies from November 2000 to January 2006; prior thereto, Director, Software Products Group at Lucent; Age 46.
Item 1A. Risk Factors
     We wish to caution each reader of this Form 10-K to consider the following factors and other factors discussed herein and in other past reports, including but not limited to prior year Form 10-K and quarterly Form 10-Q reports filed with the SEC. Our business and results of operations could be materially affected by any of the following risks. The factors discussed herein are not exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that we file with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.
We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the products that they purchase from us, would significantly reduce our revenues and net income.
We currently depend upon a few major customers for a significant portion of our revenues and we expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers would significantly reduce our revenues and net income. Furthermore, decreases in the capital budgets of these customers could lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital budgets of our RBOC customers, as well as many of our other customers and potential customers, are dictated by a number of factors, most of which are beyond our control, including:
•	the conditions of the communications market and the economy in general;

•	subscriber line loss and related reduced demand for wireline telecommunications services;

•	changes or shifts in the technology utilized in the networks;

•	labor disputes between our customers and their collective bargaining units;

•	the failure of our customers to meet established purchase forecasts and growth projections;

•	competition among the RBOCs, competitive exchange carriers and wireless telecommunications and cable providers; and

•	reorganizations, including management changes, at one or more of our customers or potential customers.
If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.
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
The sale of our products is dependent upon our ability to satisfy the proprietary requirements of our customers.
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
The sale of our products is dependent on our ability to respond to rapid technological change, including evolving industry-wide standards, and may be adversely affected by the development, and acceptance by our customers, of new technologies which may compete with or reduce the demand for our products.
Rapid technological change, including evolving industry standards, could render our products obsolete. Sales of our legacy cable products are declining, and demand for these products may further decline or be eliminated, as the market for these products transitions to industry-wide standards, such as the HMS and DOCSIS cable standards. Furthermore, standards for new services and technologies continue to evolve, requiring us to continually modify our products or to develop new versions to meet these new standards. Certain of these certifications are limited in scope, which may require that the product be recertified if any modifications to hardware or firmware are made. If we are unable to forecast the demand for, or develop new products or adapt our existing products to meet, these evolving standards and other technological innovations, or if our products and services do not gain the acceptance of our customers, our overall revenues and profitability will be adversely affected.
In addition, the development of new technologies which compete with or reduce the demand for our products, and the adoption of such technologies by our customers, could adversely affect sales of our products. For example, as our products generally serve the wireline marketplace, to the extent wireline customers migrate to wireless technologies, there may be reduced demand for our products. In addition, we face new competition as testing functions that were once only available with purpose-built test systems are now available as integrated components of network elements. To the extent our customers adopt such new technology in place of our telecommunications products, the sales of our telecommunications products may be adversely affected. Such competition may also increase pricing pressure for our telecommunications products and adversely affect the revenues from such products.
Our reliance on third parties to manufacture certain aspects of our products involves risks, including, delays in product shipments and reduced control over product quality.
We depend upon a limited number of third party contract manufacturers to manufacture certain elements of our products. Furthermore, the components of our hardware products are procured from a limited number of outside suppliers. Our reliance upon such third party contractors involve several additional risks, including reduced control over manufacturing costs, delivery times, reliability and quality of components. Although our products generally use industry standard products, some parts, such as ASICs, are custom-made to our specifications. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, inability of our contract manufactures to procure raw materials, or integration issues related to our acquisition of the Emerson test systems business, the loss of key assembly subcontractors or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.
Our future sales in international markets are subject to numerous risks and uncertainties.
Our future sales in international markets are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability including terrorism and other acts of war or hostility, unexpected changes in the regulatory environment, trade protection measures, tax laws, our ability to market current or develop new products suitable for international markets, difficulties with deployments and acceptances of products, obtaining and maintaining successful distribution and resale channels and foreign currency exchange rates. These risks are evident with the customer contracts that we assumed as part of the acquisition of the Emerson test systems business, which are subject to a number of specific risks and uncertainties, such as potential political instability, difficulty in deployment of products, risks from customized product requirements, difficulty of obtaining proper acceptances and delays caused by third party elements of the project. These specific risks, or an overall reduction in the demand for or the sales of our products in international markets, could adversely affect future results.
In December 2006, we announced that the Company had been awarded, through in-country partnerships, two international projects to supply our multi-layered testing solutions for country-wide networks. The definitive agreement relating to one of these projects has not been finalized as of the filing of this report. The deployment of products in connection with that project may be delayed if we are unable to timely complete the negotiation and agreement with respect to such terms, or cancelled if we are unable to reach such agreement. In addition, product deployments under either or both of these projects could be delayed due to a variety of other factors including political instability, inability to obtain proper acceptances, difficulty in securing cooperation from or defects in the performance of our in-country partners or other unforeseen obstacles or delays.
Our future results are dependent on our ability to establish, maintain and expand our distribution channels and our existing third-party distributors.
We market and sell certain of our products, including our DigiTest and Cheetah product lines and certain of the newly acquired Emerson test systems products, through domestic and international OEM relationships. Our future results are dependent on our ability to establish, maintain and expand third party relationships with OEM as well as other marketing and sales distribution channels. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their contractual obligations, cease doing, or reduce the amount of their business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues. In connection with one of our international projects announced in December 2006, we have contracted with two new in-country partners with which we have not previously conducted business, which may create additional risks and uncertainties relating to our limited familiarity with these partners.
The sales cycle for our system products is long, and the delay or failure to complete one or more large license transactions in a quarter could cause our operating results to fall below our expectations.
The sales cycle for our system products is highly customer specific and can vary from a few weeks to many months. The system requirements of customers is highly dependent on many factors, including but not limited to their projections of business growth, capital budgets and anticipated cost savings from implementation of our software. Our delay or failure to complete one or more large license transactions in a quarter could harm our operating results. Our systems involve significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and require us to expend substantial time, effort and money educating them about the value of our solutions. System sales often require an extensive sales effort throughout a customer’s organization because decisions to acquire software licenses and associated system hardware involve the evaluation of the products by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase.
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
A large portion of our sales have historically been attributable to our MCU products. We expect that our MCU products may continue to account for a meaningful percentage of our revenues for the foreseeable future. However, these sales are declining. MCU sales largely depend upon the rate of deployment of new, and the retrofitting of existing, DLC systems in the United States. Installation and replacement of DLC systems are, in turn, driven by a number of factors, including the availability of capital resources and the demand for new or better POTS. Our customers have begun to implement next generation network improvements such as Fiber-to-the-Premises (“FTTP”), which do not require the use of our MCU products as does the present hybrid POTS network. If our major customers fail to continue to build out their DSL networks and other projects requiring DLC deployments, or if we otherwise satisfy the domestic telecommunications market’s demand for MCUs, our MCU sales will continue to decline and our future results would be materially and adversely affected.
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
Our continued emphasis on our network assurance and testing solutions and cable status monitoring products, and on software products in particular, could have a material adverse effect on our profitability.
We are actively engaged in research to improve and expand our cable products, including research and development to reduce product costs while providing enhancements, such as VoIP service assurance; however, with the rise of industry-wide standards, among other factors, our cable products have lower margins than our MCU, LoopCare and DigiTest system products. If sales of our network assurance and testing solutions and cable status monitoring products do not increase or are not accepted in the marketplace, or if our research and development activities do not produce marketable products that are both competitive and accepted by our customers, our overall revenues and profitability will be adversely affected.
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

Moreover, as the FCC adopts new and amends existing regulations, and as the courts analyze the FCC’s authority to do so, our customers cannot accurately predict the rules which will regulate their conduct in their respective markets. Changes in the telecommunications regulatory environment could, among other results, increase our costs of doing business, require our customers to share assets with competitors or prevent the Company or our customers from engaging in business activities they may wish to conduct, which could adversely affect our future results.
Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete, and our products could infringe upon the intellectual property rights of others, resulting in claims against us the results of which could be costly.
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
The success of some of our products is dependent on our ability to maintain licenses to technology from the manufacturers of systems with which our products must be compatible.
Some of our products require that we license technology from manufacturers of systems with which our products must be compatible. The success of our proprietary MCU products, in particular, rely upon our ability to acquire and maintain licensing arrangements with the various manufacturers of DLC systems for the Proprietary Design Integrated Circuits (PDICs) unique to each. Although most of our PDIC licensing agreements have perpetual renewal terms, all of them can be terminated by either party. If we are unable to obtain the PDICs necessary for our MCU products to be compatible with a particular DLC system, we may be unable to satisfy the needs of our customers. Furthermore, future PDIC license agreements may contain terms comparable to, or materially different than, the terms of existing agreements, as dictated by competitive or other conditions. The loss of these PDIC license agreements, or our inability to maintain an adequate supply of PDICs on acceptable terms, could have a material adverse effect on our business.
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
We have completed, and may pursue additional acquisitions, which could result in the disruption of our current business, difficulties related to the integration of acquired businesses, and substantial expenditures.
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
We recently completed our first significant acquisition involving international business and customers. In addition to the risks identified in the foregoing paragraph, the acquisition of the Emerson test systems business is subject to additional risks due to its international scope. Our ability to integrate this business may be particularly challenging due to the unique topology of international telecommunications networks, as well as requirements of doing business in particular countries. Further, our ability to sell certain products internationally depends upon our ability to maintain certain key manufacturing relationships and we may not be able to continue those relationships. In addition, our ability to achieve our revenue forecasts for the Emerson test systems business are dependant on the successful completion of a few large customer projects and contracts, which bear significant deployment, acceptance and subsequent revenue recognition risks, which may all adversely affect the Company’s ability to make this acquisition accretive in 2007.
The failure of acquired assets to meet expectations, or a decline on our fair value determined by market prices of our stock, could indicate impairment of our intangible assets and result in impairment charges.
The carrying value of certain of our intangible assets, consisting primarily of goodwill related to businesses acquired from Lucent Technologies, JDS Uniphase and Emerson, could become impaired by changing market conditions. Statement of Financial Accounting Standards No. 142 (“SFAS 142”) requires goodwill and intangible assets with indefinite lives to be measured for impairment at least annually or more frequently if events and circumstances indicate that the carrying value of such assets may not be recoverable. We perform annual impairment tests as of December 31 of each year. We have determined that we have one reporting unit and test goodwill for impairment by comparing the fair value of the Company’s equity, which we estimate based on the quoted market price of our common stock and an estimated control premium, to the Company’s book value. Our last required measurement date was December 31, 2006, at which time our test indicated no impairment. Interim impairment tests are required by SFAS 142 if certain events or changes in business conditions occur and we could be required to record an impairment charge in the period in which any impairment is determined, which could adversely affect future results.
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
The markets for some of our products are very competitive. Some of our competitors have greater technological, financial, manufacturing, sales and marketing, and personnel resources than we have. As a result, these competitors may have an advantage in responding more rapidly or effectively to changes in industry standards or technologies. Competition is particularly difficult in the cable markets, due to the introduction of the DOCSIS standard, which allows customers to purchase system components from multiple vendors. Moreover, better financed competitors may be better able to withstand the pricing pressures that increased competition may bring. If our introduction of improved products or services is not timely or well received, or if our competitors reduce their prices for products that are comparable to ours, demand for our products and services could be adversely affected. Recent competition from certain network element providers offering chip-based testing functionality may also intensify the pricing pressure for our telecommunications products and adversely affect future revenues from such products. We also face increasing pressure from certain of our RBOC customers on software maintenance agreements, as they continue to divert spending from legacy networks to next generation network elements.
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
Our success depends on our ability to attract, retain and motivate our key management personnel, including the Company’s CEO and CFO, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions of the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with the Company, our future results could be adversely affected.

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
We have substantially completed the restructuring program that we announced on July 27, 2006, which included the consolidation of facilities and staff from the Company’s cable operations in Sarasota, Florida and a completion of integration plans from the recent acquisition of the Emerson test systems business. In conjunction with the restructuring effort, we have identified certain products and assets that no longer meet our long-term objectives and strategy. While we believe that these actions will reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market, and we may be required to undertake further restructuring initiatives that would require us to incur additional charges. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Also, our attempts to reduce the base costs of certain or our products may not be successful. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
We rely on software that we have licensed from third-party developers to perform key functions in our products.
We rely on software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We could lose the right to use this software or it could be made available to us only on commercially unreasonable terms. Although we believe that, in most cases, alternative software is available from other third-party suppliers or internal developments, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could delay or reduce our product shipments until equivalent software could be developed internally or identified, licensed and integrated, which would harm our business.
We are affected by a pattern of product price decline in certain markets, which can harm our business.
Because our cable products generate lower margins for us than our proprietary MCU and software offerings, an increase in the percentage of our sales of cable-related products relative to our traditional products will result in lower profit margins. Furthermore, consolidations within the cable industry and the adoption of the DOCSIS standards have caused and could continue to cause pricing pressure as our competitors lower product pricing. As a result of these factors, our revenues have been and may continue to be adversely affected. Although we have developed DOCSIS-based hardware and we believe that our relationships with our OEM partners will prominently position us to succeed in the marketing of DOCSIS-based products, these products will likely generate lower margins than have historically been generated by our proprietary technology. As a result, as our business shifts from our higher margin proprietary products to lower margin cable offerings and standardized products for which there is greater competition, we will need to sell greater volumes of our products to maintain our profitability.
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
In addition, in recent years, the stock market in general, and The NASDAQ Global Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future materially and adversely affect our stock price, regardless of our operating results. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of our management’s attention and resources that could harm our business.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
     Our headquarters and principal administrative, engineering, manufacturing, warehouse and maintenance operations are located in Cheswick, Pennsylvania. We occupy an 111,600 square foot facility which is under a lease that has been extended to June 30, 2009. We acquired certain land parcels that surround this facility for possible expansion; however, during our 2006 restructuring program, we determined that this land is no longer required for our strategic needs and, therefore, it is currently being held for sale.
     In addition, through February 28, 2007, we leased 18,778 square feet of space in Bridgewater, New Jersey. On November 27, 2006, we entered into a lease agreement for 11,429 square feet of space in Piscataway, New Jersey, which lease commenced on March 1, 2007. This space replaces the lease for the Bridgewater location. This facility provides workspace for the administrative and engineering personnel of our LoopCare product line.
     We also lease 22,122 square feet of space in Sarasota, Florida. On July 27, 2006, we announced a restructuring program which included the closure of the Sarasota location. This lease expires on April 28, 2008, and we have engaged a broker to sub-lease the facility. Currently, we still have certain customer support personnel working in a small portion of this space and will likely continue to use this space for this purpose until the expiration date.
Item 3. Legal Proceedings.
     There are currently no outstanding or pending material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2006.
PART II
Item 5. Market for the Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities.
     Our common stock is traded on the NASDAQ Global Select Market under the symbol “TLGD”. The following table sets forth, by quarter, the high and low sales prices for our common stock for the years ended December 31, 2006 and December 31, 2005.

	2006		2005
	High	Low	High	Low
First Quarter	$16.24	$9.50	$12.21	$7.07
Second Quarter	$15.49	$8.66	$8.00	$6.64
Third Quarter	$10.28	$7.22	$11.47	$7.28
Fourth Quarter	$10.66	$7.74	$11.71	$8.03
     On January 31, 2007, there were 135 holders of record and 13.2 million shares outstanding of the Company’s common stock.
     We have never paid any dividends on our common stock and do not expect to pay dividends in the foreseeable future.
     On December 31, 2006, our share repurchase program expired. Since the initial repurchase program was instituted in April 1997, and as of December 31, 2006, the Company has repurchased 461,800 shares of common stock. The repurchased shares were authorized to be utilized under certain employee benefit programs. There were no shares repurchases made during 2006.

Item 6. Selected Financial Data.
     The following selected consolidated financial data of the Company has been derived from our audited consolidated financial statements. The following selected consolidated financial data may not be representative of our future financial performance and should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	(IN THOUSANDS, EXCEPT PER SHARE DATA AND
	NUMBER OF EMPLOYEES)
	YEARS ENDED DECEMBER 31,
	2006	2005	2004	2003	2002

Revenues:
Products	$52,358	$52,544	$49,770	$52,802	$48,146
Services	13,036	13,775	13,048	12,298	10,428

	65,394	66,319	62,818	65,100	58,574
Cost of sales:
Products	25,277	24,326	22,191	22,966	20,800
Services	4,543	3,883	3,768	3,766	3,319
Amortization	3,419	3,004	2,624	2,919	1,915
Write-down of inventory/acquired software	4,308	424	—	—	—

	37,547	31,637	28,583	29,651	26,034

Gross profit	27,847	34,682	34,235	35,449	32,540

Operating expenses:
Selling and marketing	10,552	8,882	9,483	9,388	8,766
General and administrative	7,981	7,486	7,346	6,997	5,489
Research and development	13,276	14,079	15,756	14,925	13,839
Restructuring/retirement/severance	1,840	775	269	—	176

Total operating expenses	33,649	31,222	32,854	31,310	28,270

(Loss) income from operations	(5,802)	3,460	1,381	4,139	4,270
Other income, net	2,755	1,359	447	400	693

(Loss) income before income taxes	(3,047)	4,819	1,828	4,539	4,963

(Benefit) provision for income taxes	(1,213)	1,301	914	1,719	1,886

(Loss) net income	$(1,834)	$3,518	$914	$2,820	$3,077

EARNINGS PER SHARE INFORMATION:
Net (loss) income per common share:
Basic	$(0.14)	$0.27	$0.07	$0.22	$0.23

Diluted	$(0.14)	$0.27	$0.07	$0.21	$0.23

Weighted average shares of common stock equivalents:
Basic	13,239	13,168	13,141	13,106	13,095

Diluted	13,239	13,217	13,253	13,313	13,314

	2006	2005	2004	2003	2002

BALANCE SHEET DATA:
Working Capital	$83,186	$80,806	$70,845	$65,944	$73,639
Total Assets	162,352	163,329	157,145	152,777	147,354
Shareholders’ Equity	149,444	150,261	146,401	145,152	142,007

	2006	2005	2004	2003	2002

OTHER DATA: (1)
Number of employees at year-end	225	253	262	304	250

(1)	Data is unaudited and not derived from the Company’s audited consolidated financial statements.

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
Overview
          Communication services provide people with a means to communicate through diverse channels ranging from cable television to traditional wired telephone service to wireless telephones to electronic means such as e-mail and other Internet-based offerings. As a leading producer of network assurance products for wired networks, our products permit service providers to supply their customers with consistent and high quality telecommunications offerings, allowing, for example, telephone companies to diagnose and assess problems within their networks and cable operators to monitor the power supplies and fiber optic nodes necessary to operate their systems.
          As a result of the rapid technological, regulatory and economic evolution of the communications marketplace over the past several years, we believe that it is our challenge, and our opportunity, to leverage our embedded base of customers and strong market position to address the testing and monitoring needs of new system architectures by offering products addressing such needs that represent relatively small incremental investments in customers’ existing testing and monitoring systems. We want to provide our customers with the ability to seamlessly transition from one network to another with comparatively minimal capital investments in existing testing solutions.
          The downturn in the communications industry revealed several trends that we expect will continue to impact our business:
•	incumbent telephone carriers continue to lose customers and revenue to cable providers and smaller, independent carriers many of whom are developing their own networks and intend to compete on price;

•	although cable providers have taken the lead in the broadband service market, primarily because cable modem technology was perfected before DSL technology and because telephone providers are regulated much more than cable companies, the rate of adoption of DSL technology is quickly growing, particularly outside the United States; and

•	both cable and telephone companies (as well as the providers of satellite, wireless and other information mediums) are targeting the so-called ‘triple-play’ of voice, data and video broadband services.
     As a result of these trends, our traditional customer base of incumbent telephone carriers (especially the RBOCs) have considerably slowed their investments in POTS line capacity relative to their capital investment patterns of the late 1990s through 2001. Instead, some of these providers, from which we derive a large percentage of our revenue, are focusing their capital spending on wireless and next generation wireline projects such as DSL service and FTTP or fiber-to-the-node (“FTTN”) (collectively, “FTTx”). Additionally, cable companies have sought to capitalize on their present technological advantages by aggressively marketing their broadband services; in fact, due in part to the advent of wireless telephone service and Internet-based services, such as VoIP, cable providers are actively promoting the utility of cable broadband service over the need to maintain both wired telephone and cable services.
     Over the past several years we have diversified our product offerings both through our acquisitions and development of new products, especially those aimed at the broadband test market. As a result of our acquisition in 2003 of our Cheetah cable product line, we believe that we have become a leading provider of status monitoring products for the cable industry. Although in transition from an exclusive to a non-exclusive relationship as described above, we believe that our continuing alliance with Alpha, the leading provider of cable power management products, still allows us to sustain a leading position in the cable status monitoring market in the wake of the standardized HMS and DOCSIS protocols for transponders that may in the future render some of our proprietary cable hardware products obsolete.
     With respect to our telephony products, we expect that sales of our legacy MCU products will continue to decline on an annual basis in the long term. As an attempt to offset the effects of this trend, we are continuing to market our DigiTest product family, primarily as a tool to measure a network’s capacity to offer DSL service and to support installation and ongoing maintenance of DSL service. We have also in the past several years placed a greater emphasis on developing and marketing software applications that conform to industry needs, such as DOCSIS and fiber-optic only networks.
     The result of our expanded cable and software offerings and changes in the industry generally is that our customer mix has changed and will continue to change, a factor which we expect will make us much less susceptible to the capital spending habits of a few select large customers. Our customers’ primary emphasis on new network and associated service deployments have delayed test system evaluations and decisions, making it difficult to accurately predict their eventual test system needs or how our business might fit within that new model. Moreover, given the lower margins generated by our cable products relative to our proprietary MCU and software offerings, changes in our product mix may cause our overall profitability to decrease.

Industry and Market Trends
     A significant downturn in the telecommunications industry began in early 2001 and persisted into 2004. The downturn was caused by a number of factors, including the general slowdown of the U.S. and global economies during the period, network overcapacity, constrained capital markets and financial difficulties among certain telecommunication providers, especially CLECs. The CLECs business models generally did not produce the profitability necessary to justify their significant ongoing capital consumption, a problem due in part to regulatory hurdles during that period which impeded competitive access to the telecommunications infrastructure. Many CLECs as a result were forced to seek bankruptcy protection, a number of which remain there today. Some CLECs are being purchased and consolidated in the process, while others are emerging or are set to emerge with stronger capital structures to meet the competitive challenge. Those independent CLECs which are in or have currently emerged from bankruptcy protection now must face an even tougher competitive landscape in light of the 2004 U.S. Court of Appeals decision to strike down many of the competitive advantages in interconnection and unbundling rules that were granted to the CLECs under the Telecommunications Act of 1996. The ultimate effect, however, has been that select CLECs may now build their own switched networks to survive. We believe that this in turn may create limited additional demand for LoopCare and DigiTest products which can serve as the testing infrastructure for these build-outs, and we continue to market those products to these customers.
     We benefited greatly from the increased capital spending of telecommunication providers during the late 1990s and into 2000. As the RBOCs and others built-out new and upgraded existing networks during the period, tremendous demand for our products resulted in high levels of profitability. Over the past several years, in addition to reorganizing our workforce, we have diversified our product offerings both through our acquisitions of the LoopCare, Cheetah, and Emerson product lines and through our development of new products, especially those aimed at the broadband test market, such as DigiTest EDGE and HUB. We believe that these ongoing efforts, some of which have had the secondary effect of bringing new customers to the Company thus reducing our reliance on the RBOCs, should strategically position us to effectively compete in the evolving marketplace.
     During 2006, companies in the telecommunications industry continued the definition and grooming of their transmission networks in competitive response to cable companies and other service providers who have sought to gain market share by adding subscribers once only serviced by traditional fixed wireline carriers. The response of the majority of the RBOCs (excluding Verizon) indicates they will enhance their ability to continue to use their current hybrid fiber/copper networks for the foreseeable future to provide a vast array of competitively priced voice, data and ultimately video services to the market. Since the majority of the Company’s telecommunications products provide test and measurement benefit in a hybrid fiber/copper network, we believe that this approach could have a favorable effect on the continued future demand for the Company’s current product offerings. Our customer Verizon has indicated it will take a different strategic network direction by implementing a deep fiber FTTP strategy that in some cases will reach directly into the consumers’ home. The Verizon FTTP program resulted in the diverting of traditional fixed wireline capital budgets to its deep fiber overlay initiatives. We believe that the success of Verizon’s FTTP program will depend on its capability to deliver quality services in an ever-increasing competitive pricing landscape. The strategic direction chosen by the Company is outlined in the section of this MD&A entitled “Our Reponses to These Industry Trends” which follows. A review of the impact of these network topology trends on certain of the Company’s intangible assets is contained in the Critical Accounting Policies section of this MD&A.
     Finally, complicating our continuing ability to assess our market space in the telecommunications industry is the uncertainty driven by the deregulatory efforts of various government entities, especially at the Federal level. Deregulation has actually resulted in competitive disadvantage for certain telecommunications services and providers, including changes to pricing, access by competitive carriers and other broad changes to data and telecommunications networks and services. As the FCC and other government agencies continue to enact new or amend existing regulations, especially relating to The Telecommunications Act of 1996, our customers cannot always accurately interpret or predict the rules which will regulate their conduct in the marketplace. These changes in the regulation of the telecommunications industry in the United States have had a major impact on our customers, especially on their pricing of services, and may affect their deployment of future services. We do not believe that we can accurately predict when these issues will be resolved, or that this deregulatory effort will continue in the future or how these issues will ultimately affect our revenues or results of operations.
Intense Competition Among Telecommunications and Cable Service Providers
     The continuing evolution of the communications marketplace, driven by advances in technology as well as the deregulation of the industry, among other factors, has resulted, and will continue to result, in intense competition among telecommunications and cable service providers. Many consumers now have the ability to choose among a variety of comparable communication services offered by a number of different providers. Although many of the interconnection and unbundling provisions of the Telecommunications Act of 1996 were struck down in 2004 by the U.S. Court of Appeals, the deregulation of the industry over the past eight years has allowed certain consumers to obtain local telephone service from either their incumbent local exchange carrier, which in the old regulatory environment possessed the exclusive right to provide that service, or by one or more competitive service providers, such as the local cable operator. Moreover, consumers may choose from a growing list of communications options, including voice, data, and video services. The proliferation of wireless telephone service, for instance, now allows a consumer to place calls from nearly any location in the United States, and from most parts of the world. Using VoIP, a person may place a call from a VoIP phone either to another VoIP customer or to a hardwired or wireless telephone number. As a result, the provision of telecommunication services in certain markets today is highly competitive, and the industry, in general, is rapidly transforming from a highly regulated monopolistic model to a free market model.
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

Conversely, the introduction of competition into the marketplace has driven our core customers to invest in their access networks leading to new test system opportunities. Furthermore, this same competitive element has helped to bring new customers to us, such as competitive service providers, which are building out new networks instead of leasing capacity on incumbent carrier networks, and cable companies, which are expanding or upgrading their systems to meet the increasing demand for broadband and telephone services. Telephone companies, especially the RBOCs, have also been attempting to meet the demand for broadband services, with the build-out of their DSL networks, which in some instances has resulted in increased demand for our MCU products. The result, however, of the expansion of the broadband market will likely be the continued reduction in demand for POTS service, potentially depressing overall MCU sales.
Consolidation in Telecommunications Market
     Competition in the telecommunications market, encouraged and affected by these deregulatory efforts, has had the secondary effect of resulting in the consolidation of many of the telecommunications service providers. In some ways, we have benefited from the increased competition in the industry; because such competition has brought more and new providers into the market that may need our products to provide consistent and quality telecommunications services. A recent example of this consolidation was the merger of BellSouth into AT&T, which was completed in December, 2006. As a result of industry consolidations, we have experienced and could continue to experience disruption of our existing customer relationships, delays or loss of customer orders and pricing pressures caused by the reduction in the number of customers desiring our products. These trends cause decreased revenues and lower net income. As stated above, however, we believe that it is too early to predict the course that industry consolidations will take in the future, or how such consolidations might affect our future revenues. In particular, it is premature for us to predict the effect of the BellSouth/AT&T merger upon our sales to the combined entity. Further, our major customers are currently actively pursuing acquisitions to add to their product offerings, such as the RBOCs acquiring wireless capabilities. We do not currently sell products to wireless carriers; accordingly, these acquisitions could cause our customers to decrease spending in traditional areas as they divert funding to these acquisitions and integrations.
Slowdown in Build-Out of POTS Networks
     The most evident market trend to affect our results in the years from 2001 through 2006 compared to 2000 was the general slowdown in the build-out of POTS networks by the RBOCs and other independent local exchange carriers. Beginning in 2001, a number of factors converged to slow the growth of POTS networks. Perhaps the most important factor was the declining demand for wired telephone service, known as, “line loss”; in essence, telephone companies were, and still are, losing more customer lines than they are adding. Line loss has resulted from a number of trends, including competition from wireless telephone and cable VoIP telephone providers and the reduction in the need for multiple telephone lines, driven in part by the increasing popularity of DSL (which is normally accessed though a household’s primary hardwire telephone line) and broadband access to the Internet. Although we do not believe that wireless or VoIP service will entirely supplant the need for wired telephone service, we do expect that wireless and VoIP telephones will continue to erode the demand for POTS service; the extent of such reduced demand, however, is difficult to predict at this time. However, we hope that the deployment of VoIP by our cable customers may serve to stimulate additional sales of our cable status monitoring products.
Investment in New Network Infrastructure and Technologies
     Although telephone companies are not focusing on their POTS networks as much as they once did, they are still investing in their POTS network infrastructure. Generally, the combination of increased competition and reduced revenues in recent years has left the telephone companies with less funds available for capital investment. Furthermore, a majority of the RBOCs have, at present, announced varying increases in their capital budgets for 2007 over 2006. Rather than investing in POTS, however, increasing portions of these capital budgets continue to be allocated to other projects, such as wireless, DSL rollouts, new switching technology and FTTP projects.
     As previously discussed, if implemented on a large scale, FTTP projects, which would provide broadband services through a direct fiber-optic link between a telephone company’s central office and the end user (i.e., individual households and businesses), will reduce demand for our MCU and legacy DigiTest products. Unlike traditional hybrid networks in which our MCU products are deployed, fiber-optic systems can be tested and managed with appropriate software (including variations of our LoopCare software). We remain confident, based on recent announcements by certain of our RBOC customers, that their existing hybrid fiber-optic/copper line networks will continue to be the medium through which the majority of POTS services are delivered in the United States for the foreseeable future. In addition, these RBOCs are currently spending significant resources on upgrading these hybrid fiber-optic/copper line networks to provide broadband and eventually video signals. Although certain of our telephone company customers are indicating an interest in FTTP projects, it still is not clear that FTTP will be implemented on a large scale basis. In fact, certain other of our RBOC customers have indicated they will implement FTTN projects rather than FTTP. In FTTN projects, the fiber link will not extend to the customer’s premises, rather, it will extend to the nodes in the network, by necessity leaving a portion of the copper network intact. Given the size and breadth of the present hybrid networks, including the billions of dollars invested in them, coupled with the billions of dollars required to replace them with all fiber-optic lines, we believe that the copper portion of the network will remain an important part of the telecommunications system in the United States for at least fifty years. As long as that copper portion remains, as is contemplated in FTTN projects, some need for traditional testing methods should continue.
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

     Unlike most of the existing telephone networks, the HFC networks maintained by the cable television companies are capable of providing broadband services with little additional capital investments. In general, cable companies have been quite successful with their deployments of high bandwidth Internet services. Since 1996, we have offered our legacy cable (formerly LIGHTHOUSE) hardware products to cable companies for the status monitoring of their networks; our Cheetah hardware products offer a similar proprietary system for the monitoring of HFC distribution systems. The adoption of the HMS standard and, increasingly, the DOCSIS standard for cable modems by a growing number of cable companies; however, has the potential to eliminate the demand for certain of our proprietary Cheetah head-end hardware products, and to reduce demand for other proprietary Cheetah offerings.
Our Responses to These Industry Trends
     Although we are confident that we offer superior test system and status and performance monitoring products, the evolution of the telecommunication and cable networks requires us to constantly evaluate our product offerings relative to the needs of the industry. We have taken a number of steps to position the Company to take advantage of our leading position in certain of our markets, including the continued expansion of our cable television network monitoring and OSS software product lines, each of which has served to expand our customer base.
Expansion of Cable Status Monitoring Product Line
     Since 1996, we have offered our legacy cable (formerly LIGHTHOUSE) hardware and software products to cable companies for status monitoring of their networks. In order to grow our cable status monitoring product line, on February 13, 2003, we purchased the Cheetah product line from JDS Uniphase. We believe that these combined products represent the dominant monitoring products in the cable marketplace. With the addition of the Cheetah product line, we have become a supplier of status monitoring hardware and software to nearly every major cable company. We believe our Cheetah products complement and augment our other cable product offerings and strategically position the Company to be a leading supplier of testing equipment and software for the cable industry.
     Moreover, we have taken a proactive approach to the increasing adoption of the DOCSIS standards by cable providers. We have developed DOCSIS-based monitoring hardware, which has been certified by CableLabs and by certain specific customers. Additionally, in 2003, we entered into an agreement with Alpha to become a supplier of DOCSIS-based status monitoring equipment for Alpha power supplies used in HFC networks. By joining with Alpha, we aligned with the primary provider of power supply products to the cable industry to offer fully compatible and integrated DOCSIS-based transponders. In November 2005, this agreement was modified to make our right to sell the external version of the product non-exclusive, allowing us to sell that product directly to end customers, and giving Alpha the ability to purchase from other suppliers of DOCSIS-based transponders. We believe that as cable companies continue to leverage their growing DOCSIS-based HFC infrastructure to deliver voice, data and video services through a single conduit, we are well positioned to provide the range of quality assurance and testing products necessary to maintain our leading position in the cable marketplace. Further, much of the IP-based network infrastructure is similar, whether implemented in a telephony or cable network. As a result, we believe our development efforts for IP-based testing solutions in the cable market may translate well to the telecommunications network.
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
     The goal of our strategic emphasis on new product development is to allow us to replace the revenue historically generated by our legacy MCU products. As the life cycle for MCU products continues to mature, and certain RBOCs and other customers focus their capital spending on network improvements such as FTTx rather than hybrid networks, demand for our MCU and existing DigiTest products will likely diminish. Nevertheless, for the reasons discussed above, we expect that MCU sales will continue to comprise a significant portion of our revenues for the foreseeable future.
     To stimulate DigiTest sales, we are actively marketing the system as a replacement for, or upgrade to, the existing LTS employed by the RBOCs to target problems in their POTS networks; we believe that DigiTest is a good replacement product for the existing LTSs, which are decades old. Replacement parts for them are no longer produced. Despite our marketing efforts, however, except for small-scale deployments in certain selected markets, the RBOCs have yet to allocate significant capital resources to LTS replacement projects, and we expect that in the current competitive environment, they will continue to attempt to utilize the existing LTS equipment as long as possible. As a result, we expect this market to develop over a longer period of time and on a more incremental basis than we originally anticipated. We continue to pursue those CLEC customers whose strategy requires them to deploy and manage their own telecommunications infrastructure, including the deployment of a new centralized test system.
Increased Features for our Telecommunications Products
     We have taken a number of steps to increase our presence in the communications testing market space. Since its introduction, our DigiTest test head has undergone several significant developmental changes. With the LoopCare software in combination with the DigiTest hardware, we offer a complete integrated testing system to smaller customers such as competitive exchange carriers and international customers. Furthermore, as a result of extensive research and development efforts in 2002 and 2003, we now offer our DigiTest EDGE product, which combines the reliability of our DigiTest POTS testing system with our new Broadband Services Option (“BSO”) test capability and T-1 Special Services test capability, under certain applications. DigiTest EDGE was originally designed for primary application in the RBOC DSL market, but we have had success selling that product in the competitive domestic and international markets. We expect that once the DSL subscriber base of the RBOCs’ FTTx network reaches a level of maturity that supports higher measures of centralized testing, the DigiTest product family, including DigiTest HUB and DigiTest ICE, will compete favorably with similar offerings in that market. Demand for the DigiTest product family for both traditional POTS and Broadband applications from independent carriers, international carriers and RBOCs may eventually grow into a replacement revenue stream for declining MCU sales.
     The continuing general trends of reduced MCU sales and increasing DigiTest EDGE, software and cable-related product revenues, have resulted in the broadening of our customer base as evidenced by the decrease in the percentage of our revenues generated from RBOC customers over the past three years to 31% in 2006 as compared to 37% and 54% in 2005 and 2004, respectively. This trend reflects the diversion by RBOC customers of their spending away from the traditional POTS testing network elements and more toward next generation network build-outs and our efforts to replace these lost revenues by increasing sales to new customers, including cable companies, and increasing international sales. As our cable monitoring products become more fully entrenched and sales of our software to new customers increase both domestically and internationally, we expect that our dependence on the RBOCs for a large portion of our revenue will continue to decrease in 2007 and beyond.
     Because our cable products generate lower margins than our proprietary MCU and software offerings, an increase in the percentage of our sales of cable-related products relative to our traditional products will result in lower profitability. Furthermore, as consolidations within the cable industry and the adoption of the DOCSIS standards have caused and will continue to cause pricing pressure as competitors lower product pricing, our revenues have been and may continue to be adversely affected. Although we are developing DOCSIS-based hardware and our relationship with Alpha is one that we believe has positioned us to be successful in the marketing of DOCSIS-based products, these products generate lower margins than have historically been generated by our proprietary technology, and we continue to face downward pricing pressure for these products. As a result, as our business shifts from our higher margin proprietary products to lower margin cable offerings and standardized products for which we have increased competition, we expect that our profitability will be adversely affected. We are working on strategies to offset these lower margins by lowering manufacturing costs while offering additional feature sets to our DOCSIS-based products that are intended to build upon an embedded base of core technology.
     Even with the adoption of DOCSIS by many cable providers, we believe that there still is value in our proprietary Cheetah status monitoring systems, especially for those customers who have already made significant investments in our cable products. Nevertheless, the further evolution of cable industry standards have eliminated and likely will continue to eliminate the need for some of these proprietary products.
Increased International Sales
     During 2006, we were successful in increasing our international sales of our telecommunications products over 2005, primarily due to sales of DigiTest EDGE and N(x)Test products. The sale of DigiTest EDGE, along with our LoopCare software products, have been primarily through two specific international accounts, in Saudi Arabia and in Africa. We further announced success in winning two significant upscope projects for customers in these countries, for deployment in 2007. We have recently executed an agreement which establishes the initial terms of our project in Saudi Arabia, and the commercial terms of our project in Africa are still being negotiated. Another significant portion of our international sales were to a customer in Eastern Europe, through a project that we assumed as part of the Emerson acquisition in February, 2006. That project included the sale of the N(x)Test products. Those products were also sold to customers in the United Kingdom during 2006.
     Our revenue from international customers was 27% and 23% of our total revenue in 2006 and 2005, respectively, compared to 8% in 2004. For the year ended December 31, 2006, sales to customers in the Americas (excluding the United States) were approximately $3.9 million or 22% of international sales; sales to customers in Europe, the Middle East and Africa (“EMEA”) were $11.8 million or 66% of international sales; and sales to customers in Asia were $2.2 million or 12% of international sales.
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
     We believe that the changes outlined above and others within the telecommunications marketplace, industry consolidation, as well as our continuing efforts to expand our customer base and product offerings, have required us to grant more favorable terms to some of our customers. Furthermore, certain customers have consolidated product purchases among their various divisions, translating into large bulk orders for our products. There is a continuing trend, which is in part a result of our discounting programs, for these customers to place large bulk orders for large quantities of hardware and software products. Although we will continue to strive to meet the demands of our customers, which include delivery of quality products at an acceptable price on acceptable terms, we can provide no assurance that we will be successful in negotiating acceptable terms and conditions with our customers or that these continuing efforts by our RBOC customers to consolidate their inventory and product procurement systems will not cause fluctuations or delays in our order patterns or order cancellations.
Application of Critical Accounting Policies
     Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The application of certain of these accounting principles is more critical than others in gaining an understanding of the basis upon which our financial statements have been prepared. We consider the following accounting policies to involve critical accounting estimates:
Revenue Recognition
     We market and sell test system hardware and related software to the telecommunications and cable television industries. The Company follows Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” for hardware and software sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The bulk of our hardware sales are made to RBOCs and other large customers. Delivery terms of hardware sales are predominantly FOB origin. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue is deferred unless the Company can objectively determine delivery occurred before the end of the applicable reporting period. Revenue is recognized for these customers upon shipment against a valid purchase order. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers and/or those in weak financial condition.
     For perpetual software license fee and maintenance revenue, we follow the AICPA’s Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” This statement requires that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software, leaving no significant obligations on the part of the Company to perform. We require a customer purchase order or other written agreement to document the terms of a software order and written, unqualified acceptance from the customer prior to revenue recognition. In certain limited cases, however, agreements provide for automatic customer acceptance after the passage of time from a pre-determined event and we have relied on these provisions for an indication of the timing of revenue recognition. In isolated cases for orders of custom software, or orders that require significant software customization, such as that associated with our contact with Lucent for test gear deployment in Saudi Arabia, we employ contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services may be separated into stand-alone fair values if not already documented in the purchase order or agreement and where list prices or other objective evidence of fair value exists to support such allocation, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with

Multiple Deliverables.” Revenue will not be recognized for any single element until all elements considered essential to the functionality of the delivered elements under the contract are delivered and accepted.
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
Intangible Assets and Goodwill
     At December 31, 2006, we had net intangible assets of $65.3 million including Goodwill of $23.8 million primarily resulting from the acquisitions of the LoopCare product line in September 2001, the Cheetah product line in February 2003 and the test business of Emerson in February 2006. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets, not be amortized for financial reporting purposes. Finite-lived intangible assets are amortized on a straight-line basis or an accelerated method, whichever better reflects the pattern in which the economic benefits of the asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
     In connection with the assets acquired in the 2001 LoopCare transaction, intangible assets of $45.1 million were identified with residual goodwill of $16.6 million. These include Developed Product Software valued at $7.3 million and LoopCare Base Software valued at $4.5 million. Both have been determined to have finite useful lives of five years and ten years, respectively, and are being amortized over those periods. Also identified were intangible assets related to the LoopCare trade name of $1.3 million and Post-Warranty Service Agreements of $32.0 million. Because of the longevity of the LoopCare trade name and the stability, level of embedment, and unique dependence of the RBOCs on the post warranty maintenance services, these intangible assets were determined to have indefinite useful lives at the acquisition date. With regard to the Post-Warranty Maintenance Service Agreements, during the fourth quarter of 2005, management determined that events and circumstances which supported the indefinite life of this asset had changed. More specifically one of the Company’s key customers continues to implement a FTTP initiative which indicates that the intangible asset related to the Post-Warranty Service Agreements may not have an indefinite useful life. This development as well as circumstances surrounding recent post-warranty contract renewals led the Company to conclude that in accordance with SFAS No. 142, a finite useful life should be assigned and the intangible asset should be amortized beginning October 1, 2005. Management currently believes that the hybrid fiber/copper network currently deployed by the RBOCs, which is tested by the underlying LoopCare Base Software, will exist for at least an additional fifty years. Management has therefore assigned a useful life to this asset of fifty years.
     In connection with the assets acquired in the 2003 Cheetah transaction, intangible assets of $7.8 million were identified with residual goodwill of $4.9 million. The intangible assets consisted of the Cheetah Base Software valued at $2.9 million, the Cheetah Customer Base valued at $2.7 million, Proprietary Technology valued at $1.0 million and Cheetah Maintenance Agreements valued at $0.2 million. The Cheetah Base Software, Proprietary Technology and Cheetah Maintenance Agreements were determined to have useful lives of ten years, while the Cheetah Customer Base whose value is based on discounted cash flows generated on hardware sales which typically continue five years beyond the sale of the corresponding Base Software, was assigned a useful life of fifteen years. A Cheetah trademark asset valued at $1.0 million was identified and determined to have an indefinite useful life.
     On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson for $5.5 million in cash. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible

Assets.” Accordingly, the results of operations of the acquired Emerson test systems business from February 24, 2006 forward are included in the consolidated financial statements of the Company. The purchase price allocation has been finalized, except for potential changes to goodwill based on the parties agreement regarding the final closing net assets as required by the Asset Purchase Agreement. We are currently reviewing the closing net asset statement in accordance with that agreement and any adjustments in the finalization of the purchase price may be material. All intangible assets are deductible for tax purposes over a fifteen year period and are not expected to have any residual value. Based on our preliminary purchase price allocation, we have identified $0.2 million of customer relationship intangible assets and $0.8 million in technology related intangible assets both having an estimated life of five years. We also have identified $0.1 million associated with a tradename that is expected to have a useful life of three years. Finally, we allocated $0.1 million of the purchase price to the sales order backlog that was acquired, which was consumed during 2006. Based on the preliminary purchase price allocation, goodwill is approximately $2.3 million.
Sensitivity Analysis:
     Certain portions of the telecom market serviced by the Company’s products are evolving and, when appropriate, management reviews the impact of such changes on the key assumptions underlying the valuation of each of its intangible assets. Technological advances, as well as potential changes in strategic direction by any of the Company’s key telecom or cable customers, could result in an impairment or substantial reduction in one or more of the estimated lives over which the respective intangible asset(s) is/are currently being amortized. The following table lists intangible assets with a remaining life at December 31, 2006 of at least one year:

	Years
		Remaining	Carrying
		Life at	Value at	2007 Projected
Asset Description	Original Life	12/31/06	12/31/06	Amortization
			(in millions)
LoopCare
Base Software	10	4.75	$2.1	$0.5

Post-Warranty
Maintenance Service Agreements	50	48.75	31.2	0.6
Cheetah
Base Software	10	6	1.8	0.3
Proprietary Technology	10	6	0.6	0.1
Customer Base	15	11	1.9	0.3
Emerson
Proprietary Technology	5	4.25	0.6	0.2
Customer Relationship	5	4.25	0.2	0.1
Other	3-5	2.25	0.8	0.2

			$39.2	$2.3

In the event that the Company would reevaluate the above estimated useful lives in the future due to changed events and circumstances, annual amortization would increase based on the respective intangible asset’s carrying value and revised remaining useful life.

     Reviews for Impairment:
     Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are reviewed for impairment at least annually or more frequently if events or changes in circumstance indicate that the carrying value of such assets may not be recoverable. During these reviews for impairment of indefinite lived assets, other than goodwill, we review any changes in facts and circumstances which would impact the estimated useful life of the asset. We perform our annual impairment tests on December 31st of each year. With respect to goodwill, we have determined that we have one reporting unit. At December 31, 2006 and 2005, we based our goodwill impairment test on a comparison of the fair value, which we estimated based on our market capitalization and an estimated control premium to the Company’s book value. Our goodwill impairment test indicated no impairment in 2006 or in prior years. Indefinite lived intangible assets are valued using the relief from royalty method with no residual value. For indefinite lived intangible assets, our annual impairment tests indicated no impairment and the results of our review of useful lives, based on current events and circumstances, continue to support the indefinite lives.
     We review our finite lived intangible assets or fixed assets and their related useful lives whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, including: a change in the competitive landscape; any internal decisions to pursue new or different technology strategies; a loss of a significant customer; or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset or the period of economic benefit has changed. If impairment were indicated, the amount of the impairment would be determined by comparing the carrying value of the asset group to the fair value of the asset group. Fair value is generally determined by calculating the present value of the estimated future cash flows using an appropriate discount rate. The projection of the future cash flows and the selection of a discount rate require significant management judgment. The key assumptions that management must estimate include sales volume, prices, inflation, product costs, capital expenditures and sales and marketing costs. For developed technology, we also must estimate the likelihood of both pursuing a particular strategy and the level of expected market adoption.
     If the estimate of an intangible asset’s or fixed asset’s remaining useful life would be changed, the remaining carrying amount of the intangible asset or fixed asset would be amortized prospectively over the revised remaining useful life.
     This testing relative to impairments involves critical accounting estimates. We relied upon our financial plan for 2007 and best estimates of revenues and cash flows for later years in measuring current values; however, these expectations may not be realized and future events and market conditions might indicate material impairment of value that could result in material charges to net income. Such a future situation would not, however, in and of itself affect our cash flow or liquidity.
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
     Inventory realization is considered a critical accounting estimate since it relies in large part on management judgments as to future events and differing judgments could materially affect reported net income. On July 27, 2006, Tollgrade announced a restructuring program which included the discontinuance of various products that are not part of the Company’s strategic focus. As a result of this review, we recorded an inventory write-down of $4.3 million for the year end December 31, 2006.
     The inventory valuation reserve was $2.4 million, $2.1 million and $1.4 million at December 31, 2006, 2005 and 2004. Inventory physically scrapped was $3.9 million, $0.3 million and $0.3 million in 2006, 2005 and 2004, respectively.
Income Taxes
     We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. As of December 31, 2006, we had net deferred tax liabilities of $0.8 million. As of December 31, 2005, we had net deferred tax liabilities recorded of $1.3 million. We have evaluated all deferred tax assets based on our current outlook and believe all remaining assets will be utilized. Additionally, during 2004, we reviewed the components of our tax contingency reserve and reduced the liability by $0.8 million. This represented a change in estimate based on a tax audit of earlier years and on evaluation of current circumstances. The impact of the state net operating loss carryforwards, discussed below, state valuation allowance and the review of our tax contingency reserves resulted in a net charge of $0.3 million during 2004. Net deferred tax assets are expected to continue to decrease in future years. The timing of the reversal of the deferred tax liabilities and to a large extent the deferred tax assets are dependent upon uncertain future events and cannot be assumed to occur in the same tax years.

     The state net operating loss carryforward relates primarily to tax losses arising in 2000, a year in which the Company had significant tax deductions arising from stock option exercises. The majority of this carryforward is subject to state laws that allow a 20-year carry forward period with a $2.0 million limit on deductions in each year. Future realization of the recorded tax assets resulting from both timing differences and carryforward losses is dependent upon the existence of sufficient taxable income in future years. During 2004, we evaluated our ability to use net operating losses in the states of Pennsylvania and New York. Based on our review and expectations of future state losses, we have established 100% reserve against these state net operating losses. During 2006 and 2005, we determined that a valuation allowance of $0.7 million and $0.2 million, respectively, was required related to our ability to use net operating losses for various states. As of December 31, 2006, we have a valuation allowance for all state NOLs, except certain unitary states.
     SFAS No. 109 requires that a valuation allowance be recorded against a deferred tax asset when it is more likely than not that some or all of that deferred tax asset will not be realized and, accordingly, as of December 31, 2006, we have recorded $2.7 million in valuation allowances against the state tax carryforward deferred tax assets. We believe that the recent business climate in the telecommunications industry is not permanent, however, based on our current tax structure we believe it is more likely than not that these net operating losses will not be realized in future years. The Company had a federal taxable loss in 2004 and 2006. The 2004 loss was carried back to 2002 and the 2006 loss was partially carried back to 2005. We expect to have federal taxable income in future years. In June 2006, the FASB issued FASB Interpretation No. 248 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainties in income taxes recognized on an enterprise’s financial statements in accordance with FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or expect to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. We have evaluated the impact of FIN 48 and do not expect it to have a material impact on our financial condition or results of operations. FIN 48 is effective for public companies for annual periods that begin after December 15, 2006.
Warranty
     We provide warranty coverage on our various products. Terms of coverage range from up to one year on software to two to five years for hardware products. We review products returned for repair under warranty on a quarterly basis and adjust the accrual for future warranty costs based upon cumulative returns experience. We also evaluate special warranty problems for products with high return rates to correct the underlying causes and, where deemed necessary, to provide additional warranty expense for expected higher returns of these products. Warranty costs associated with software sales are also accrued based on the projected hours to be incurred during the warranty period (normally three months). The accounting for warranty costs involves critical estimates and judgments that can have a material effect on net income. The warranty accrual decreased by $0.1 million in 2006, increased by $0.1 million in 2005, and decreased by $0.1 million in 2004. The balance at December 31, 2006 was $2.1 million.
     These areas involving critical accounting estimates are periodically reviewed and discussed with the Audit Committee of our Board of Directors.
Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Revenue
     Revenue for the year ended December 31, 2006 was $65.4 million, a decrease of $0.9 million or 1.4% from our revenue of $66.3 million for the year ended December 31, 2005. The decrease in sales was largely associated with a decrease in sales of our MCU, DigiTest, and LoopCare products offset by revenues generated from our N(x)Test product offering, primarily to our customer in Eastern Europe.
     Sales of our MCU product line in 2006 were $12.8 million, compared to $15.6 million in the previous year, which represents a decrease of approximately $2.8 million, or 17.9%. The decline in sales reflects increased purchases of such products in 2005 likely due to hurricane and storm-related restoration projects by certain RBOC customers as well as a continuation of the trend that is primarily due to the maturation of this product line, the RBOCs’ limiting capital spending in their traditional POTS networks and the evolution of the transmission network towards end-to-end fiber. The MCU product line accounted for approximately 19.6% of 2006 revenue, compared to 23.5% of our 2005 revenue.
     Sales of the Company’s DigiTest system product line in 2006 were approximately $15.3 million, a decrease of approximately $2.5 million, or 14.0% from the prior year. The decrease is associated with the completion of a significant portion of our project in Saudi Arabia offset by additional deployments into Africa and increased sales to one of our RBOC customers. DigiTest sales accounted for approximately 23.4% of 2006 revenue, compared to 26.9% of our 2005 revenue.
     Sales of stand-alone LoopCare software products in 2006 were approximately $1.8 million, representing a $1.0 million, or 35.7%, decrease compared to 2005. LoopCare revenue for separate RTUs reflected lower sales to RBOC customers.
     Sales of the Company’s N(x)Test system products, acquired by the Company from Emerson on February 24, 2006, were $6.2 million for the year ended December 31, 2006. Sales were primarily driven by sales of product into Eastern Europe and continued deployment of product into the United Kingdom. Overall, the N(x)Test System products were 9.5% of the 2006 revenue.

     Services revenue consists of installation oversight and product management services provided to customers and fees from LoopCare and Cheetah software maintenance agreements. Service revenues were approximately $13.0 million in 2006 compared to $13.8 million in 2005. Services revenues accounted for approximately 19.9% of 2006 revenues, compared to 20.8% of 2005 revenues.
     Overall sales of cable hardware and software products were $16.3 million in 2006, which is the same as the prior year. Overall sales of cable hardware and software products were 24.9% of 2006 revenue, an increase from 24.6% of 2005 revenue.
Gross Profit
     Gross profit for 2006 was $27.8 million compared to $34.7 million for 2005, a decrease of approximately 19.7%, from the previous year. The decrease in gross profit is associated with a $4.3 million charge recorded in 2006 associated with various inventory products that were discontinued as they were not part of the Company’s future strategic focus. Additionally, gross profit was also impacted by a $0.4 million increase in amortization expense. Gross profit as a percentage of revenue declined to 42.6% for 2006 from 52.3% for 2005. During the third quarter of 2005, we recorded an impairment charge of $0.4 million related to software acquired in 2004 that we no longer consider to be a part of our product strategy going forward. Gross margin in 2006 as a percentage of sales declined due to the restructuring charge, increased amortization, increased cable market DOCSIS-based product sales, which carry a lower margin, as well as lower sales of separate LoopCare RTUs between periods.
Selling and Marketing Expenses
     Selling and marketing expenses consist primarily of personnel costs as well as commissions and travel expenses of direct sales and marketing personnel, and costs associated with various promotions and related marketing programs. Selling and marketing expenses for 2006 were $10.6 million, or 16.1% of revenues, compared to $8.9 million, or 13.4% of revenues for 2005. The increase in selling and marketing expenses is related to personnel and related costs associated with the addition of the Emerson product line, stock based compensation of $0.1 million, increased commission costs of $0.6 million, an increase in consulting of $0.3 million and an increase in travel expenses of $0.1 million. The increase in commission costs is due to an increase in commissionable revenue. The increase in consulting costs is primarily associated with services provided for our international projects.
General and Administrative Expenses
     General and administrative expenses consist primarily of personnel costs for finance, administrative and general management personnel as well as accounting, legal and insurance expenses. General and administrative expenses for 2006 were $8.0 million, or 12.2% of revenue, compared to $7.5 million, or 11.3% of revenues for 2005. The increase is primarily attributed to stock based compensation of $0.3 million, an increase of $0.4 million in professional services, partially offset by a $0.1 million decrease in bonuses, and a $0.1 million decrease in consulting costs.
Research and Development Expenses
     Research and development expenses consist primarily of personnel and other costs associated with the development of new products and technologies, including DigiTest, next generation Cheetah hardware and software and LoopCare software. Research and development expenses for 2006 were $13.3 million, or 20.3% of revenue, compared to $14.1 million, or 21.2% of revenue for 2005. The decrease in research and development expense is associated with a $0.2 million decrease in salaries and wages, and $0.2 million for bonuses. This decrease is associated with our restructuring program announced on July 27, 2006. Additionally, research and development expense declined by $0.3 million associated with depreciation expense and rent expense. These benefits were also related to the restructuring program and the closure of the Sarasota, Florida location.
Restructuring
     On July 27, 2006, Tollgrade announced a restructuring program which included the consolidation of the Sarasota facility, discontinuance of various products, and the write-down of certain fixed assets and real estate. The restructuring program resulted in the reduction of 21 employees. The total expense associated with the restructuring program recorded in 2006 was $6.1 million of which $4.3 million is recorded in cost of goods sold and $1.8 million is recorded in operating expense. The $1.8 million recorded in operating expense is comprised of $0.4 million associated with employee severance and relocation costs, $1.0 million for lease termination costs and fixed asset write-downs and a charge of $0.4 million for impairment of real estate. We expect the restructuring program listed above and the Emerson Integration Program (discussed below) to provide annual cost savings of approximately $3.3 million of which the majority of the savings will be reflected in research and development.
     The components of the charges and accrual at December 31, 2006 for this restructuring program are as follows (in thousands):

	Balance at		Cash	Asset	Balance at
	December 31, 2005	Expense	payments	write-downs	December 31, 2006

Facility rationalization including employee costs	$—	$1,418	$(498)	$(579)	$341
Inventory write-down	—	4,308	—	(4,308)	—

Real estate impairment	—	422	—	(422)	—

Total	$—	$6,148	$(498)	$(5,309)	$341

     As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value, supported by independent real estate broker opinions. We anticipate the sale of this real estate will be completed within a year. The majority of the cash payments to be made under the program pertain to the remaining obligation for lease termination costs. The total of these payments that will be made throughout 2007 and the first two quarters of 2008 is $0.5 million. Approximately 50% of these costs have been accrued at December 31, 2006, under the assumption that the Company will be successful in sub-leasing the Sarasota facility.
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
     Mr. Allison also was entitled to receive any vested benefits payable to him under the terms of any employee benefit plan or program of the Company in accordance with the terms of such plan or program. Under the terms of the Agreement and the Company’s 1995 Long-Term Incentive Compensation Plan (as amended through January 24, 2002), all options to acquire shares of the Company’s common stock held by Mr. Allison were fully vested prior to the Retirement Date and remained exercisable by Mr. Allison for at least one year following the Retirement Date.
Other Income
     Other income, which consisted primarily of interest income, was $2.8 million for 2006, an increase of $1.4 million over 2005. The increase is primarily attributed to increased interest rates during 2006.
Provisions for Income Taxes
     The Company’s effective tax rate for 2006 was a benefit of 39.8% of pre-tax income, compared to a charge of 27.0% rate in 2005. The 2006 effective rate reflects the impact of permanent items on the loss before income taxes. During 2005, we determined that a valuation allowance of $0.2 million was required related to our ability to use net operating losses for various states. During 2006, we determined that a valuation allowance of $0.7 million was required related to our ability to use net operating losses for various states.
Net (Loss) Income and Earnings Per Share
     For the year ended December 31, 2006, the net loss was $1.8 million compared to net income of $3.5 million for the year ended December 31, 2005. Diluted earnings per common share were a loss of $(0.14) for 2006 versus income of $0.27 for 2005. Diluted weighted average shares of common stock and equivalents outstanding were 13.2 million in 2006 and 2005.
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
     Sales of the Company’s DigiTest system product line in 2005 were approximately $17.8 million, an increase of approximately $10.1 million, or over 100% increase from the prior year. As indicated above, sales of our DigiTest product were favorably impacted by projects in Saudi Arabia and South Africa. We also had increased sales of our DigiTest product to various CLEC customers who continue to grow their transmission networks. DigiTest sales accounted for approximately 26.9% of 2005 revenue, compared to 12.3% of our 2004 revenue.

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
     Overall sales of cable hardware and software products were $16.3 million in 2005, a decrease of $0.4 million or 2.4% from the prior year. The decrease is due to substantial orders of Cheetah Light product in 2004 which satisfied one customer’s embedded base testing needs; such orders were therefore not repeated in 2005. Overall sales of cable hardware and software products were 24.6% of 2005 revenue, down from 26.6% of 2004 revenue.
Gross Profit
     Gross profit for 2005 was $34.7 million compared to $34.2 million for 2004, an increase of approximately 1.3% from the previous year. The overall increase in gross profit resulted primarily from increased sales levels. Gross profit as a percentage of revenue declined to 52.3% in 2005 from 54.5% in 2004. During the third quarter of 2005, we recorded an impairment charge of $0.4 million related to software acquired in 2004 that we no longer considered to be a part of our product strategy going forward. Gross margin in 2005 as a percentage of sales declined due to increased cable market DOCSIS-based product sales which carry a lower margin as well as lower sales of separate LoopCare RTU’s between periods.
Selling and Marketing Expenses
     Selling and marketing expenses consist primarily of personnel costs as well as commissions and travel expenses of direct sales and marketing personnel, and costs associated with various promotions and related marketing programs. Selling and marketing expenses for 2005 were $8.9 million, or 13.4% of revenues, compared to $9.5 million, or 15.1% of revenues in 2004. The decrease in selling and marketing expenses is related to decreases in salaries and wages of $0.2 million, commission costs of $0.1 million and a decrease in travel expenses of $0.1 million.
General and Administrative Expenses
     General and administrative expenses consist primarily of personnel costs for finance, administrative and general management personnel as well as accounting, legal and insurance expenses. General and administrative expenses for 2005 were $7.5 million, or 11.3% of revenue, compared to $7.3 million, or 11.7% of revenues in 2004. The increase of 1.9%, is primarily attributed to a increase in salaries and wages of $0.3 million, an increase in bad debt & legal expenses of $0.3 million partially offset by a $0.4 million decrease in professional service. The decrease in professional services is attributed to lower audit fees and consulting costs associated with Sarbanes Oxley 404 compliance from those we experienced in 2004.
Research and Development Expenses
     Research and development expenses consist primarily of personnel and other costs associated with the development of new products and technologies, including DigiTest, next generation Cheetah hardware and software and LoopCare software. Research and development expenses for 2005 were $14.1 million, or 21.2% of revenue, compared to $15.8 million, or 25.1% of revenue in 2004. This decrease of $1.7 million was due to a decrease in salaries and wages of $0.6 million associated with a cost alignment program implemented in July 2004.
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
Other Income
     Other income, which consisted primarily of interest income, was $1.4 million in 2005, an increase of $0.9 million over 2004. The increase is primarily attributed to increased funds available for investment as well as increased interest rates during 2005.
Provisions for Income Taxes
     The Company’s effective tax rate for 2005 was 27.0% of pre-tax income, compared to a 50.0% rate in 2004. The 2005 effective rate reflects the effects of higher levels of non-taxable interest income, as well as the effects of the extra territorial income exclusion (“ETI”). The effective rate for 2004 is substantially higher and is related to the establishment of a full valuation allowance against certain state net operating losses which resulted in a charge of $1.1 million to income tax expense in 2004. This was partially offset by our review of the components of our tax contingency reserve which resulted in a $0.8 million reduction of the reserve in 2004. This represented a change in estimate based on a tax audit of earlier years. The net impact of the state net operating loss carryforwards, state valuation allowances and review of our tax contingency reserves resulted in a net charge to income tax expense of $0.3 million in 2004. During 2005,we determined that a valuation allowance of $0.2 million was required related to our ability to use net operating losses for various states.
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
Liquidity and Capital Resources
     Cash and cash equivalents and short-term investments decreased to $62.7 million at December 31, 2006 from $67.4 million at December 31, 2005. We have continued to generate sufficient cash flow from the operations to sustain our capital spending and to fund our business acquisitions. The $62.7 million of cash, cash equivalents and short-term investments are unrestricted and available for corporate purposes, including acquisitions, research and development and other general working capital requirements. We had working capital of $83.2 million as of December 31, 2006, an increase of $2.4 million or 2.9% from the $80.8 million of working capital as of December 31, 2005. The decrease in cash, cash equivalents and short term investments from December 31, 2005 is primarily attributed to the $5.5 million purchase of the Emerson test systems product line and an increase in inventory and trade receivables.
     Our inventories declined $1.3 million to $8.6 million at December 31, 2006, compared to $9.9 million at December 31, 2005. Offsetting this year over year decline was a use of working capital of $0.8 million for raw material that we purchased from one of our contract manufacturers in order to provide it with temporary liquidity. Furthermore, during 2007, the Company expects to purchase an additional $0.7 million of raw materials on behalf of this contract manufacturer in order to ensure timely product delivery in 2007. Based on discussions and review with the contract manufacturer, we currently believe that it is taking the appropriate steps necessary to resolve its internal funding matters and we expect that it will return to full turnkey vendor status during 2007.
     Overall, we generated cash from operating activities of $1.7 million in 2006 compared to $16.5 million in 2005. The decrease in cash flow is attributed to lower earnings from operations, as well as a $5.7 million increase in accounts receivable. The increase in accounts receivable was due to timing of sales as well as increased international sales which tend to have longer collection cycles.
     Net cash provided by investing activities increased $5.8 million in 2006. The increase was attributed to redemptions of short-term investments, offset by the second quarter 2006 purchase of the Emerson test systems product line for $5.5 million in cash and purchases of investments throughout 2006.
     We made capital expenditures including capitalized software of $1.2 million, $1.0 million and $2.8 million in the years ended December 31, 2006, 2005 and 2004, respectively. Our 2006, 2005 and 2004 expenditures were primarily related to ongoing business requirements. Planned capital expenditures for 2007 are approximately $3.0 million, including projects for test fixtures, development system, and computer and office equipment.
     Amended effective December 19, 2006, the Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility, expiring on December 19, 2009. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of our maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are payable quarterly at the rate of 0.25% per annum on the average unused commitment. As of December 31, 2006 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.
     On December 31, 2006, our share repurchase program expired. Since the initial repurchase program was instituted in April 1997, and as of December 31, 2006, the Company has repurchased 461,800 shares of common stock. The repurchased shares were authorized to be utilized under certain employee benefit programs. There were no shares repurchases made during 2006.
     The impact of inflation on both the Company’s financial position and the results of operations have been minimal and did not adversely affect our 2006 results and is not expected to adversely affect our 2007 results. Our financial position enables us to meet our cash requirements for operations and capital expansion programs.
Off-Balance Sheet Arrangements
     As a matter of policy, we do not engage in transactions or arrangements with unconsolidated or other special purpose entities.

Related Party Transaction
     Gregory Quiggle was hired by the Company as Executive Vice President of Marketing on August 13, 2001. In connection with the recruitment of Mr. Quiggle, the Company made a loan to Mr. Quiggle in the amount of $210,000 pursuant to a Promissory Note (the “Note”) with interest accruing at 5% per annum. On August 20, 2001, Mr. Quiggle made a payment toward the principal balance of the Note in the amount of $48,000, thereby reducing the outstanding principal balance of the Note to $162,000. Beginning in 2003, Mr. Quiggle has made payments of principal and interest that further reduced the balance of the Note to $148,000 as of December 31, 2006. The remaining outstanding balance of the Note is due and payable on or before the earlier of (i) May 2, 2008, (ii) the date of termination of Mr. Quiggle’s employment with the Company, or (iii) the date that Mr. Quiggle sells or otherwise transfers ownership of all or a portion of 40,200 shares of common stock of originally issued by Acterna LLC, which shares are being held by the Company as collateral for payment of the Note. Presently, the shares of stock being held as collateral have no value. The Note has not been modified since its issuance.
Commitments and Contractual Obligations
     The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for the Cheswick facility expires on June 30, 2009. The office leases for the Bridgewater facility and the Sarasota facility expire on February 28, 2007 and April 28, 2008, respectively. On November 27, 2006, we entered into a lease agreement for space in Piscataway, New Jersey, which commenced on March 1, 2007. This space replaces the lease for the Bridgewater location. The Company is also involved in various month-to-month leases for research and development and office equipment at all three locations. In addition, all three of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments, none of these commitments are material.
     Included in the commitment schedule below are certain purchase obligations primarily arising from non-cancelable, non-returnable agreements with materials vendors. Additionally, the Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase up to $1.0 million of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. This liability has been recorded in the consolidated balance sheet as the Company has a legal obligation to purchase this inventory as of December 31, 2006. The recording of this obligation in the financial statements did not result in a charge to the Consolidated Statements of Operations. We fully expect to utilize this inventory during the normal course of business and have not recorded any reserve related to this specific item.
     Minimum annual future commitments as of December 31, 2006 are (in thousands):

Payments due by period

					More than 5
	Total	Less than 1 year	1-3 years	3-5 years	years

Operating Lease Obligations	$2,868	$1,148	$1,244	$411	$65

Purchase Obligations	433	318	115	—	—

Total	$3,301	$1,466	$1,359	$411	$65

The lease expense was $1.6 million in 2006, 2005 and 2004.
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
Key Ratios
     The Company’s days sales outstanding in trade accounts receivable were 88 and 67 days at December 31, 2006 and 2005, respectively. The increase is primarily the result of increased levels of significant international contact business and timing of cash collections thereto. The Company’s inventory turnover ratio was 4.3 at December 31, 2006 and 2.8 at December 31, 2005. The increase is a result of the Company strategically shedding certain non-core product lines as well as an intensified strategic focus on inventory levels as a whole. Both of these ratios are determined based on twelve month moving averages.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainties in income taxes recognized on an enterprise’s financial statements in accordance with FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or expect to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. We have evaluated the impact of FIN 48 and do not expect it to have a material impact on our financial condition or results of operations. FIN 48 is effective for public companies for annual periods that begin after December 15, 2006.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We adopted the provisions of SAB No. 108 in fiscal year 2006, which had no impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.
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

	April 1, 2006	July 1, 2006	Sept. 30, 2006	Dec. 31, 2006

Revenue(1)	$17,607	$16,253	$14,949	$16,584

Gross profit(1)	7,946	7,620	3,205	9,075

Net (loss) income(1)	$(64)	$(104)	$(3,250)	$1,583

(Loss) Earnings Per Share Information
Weighted average shares
Basic	13,214	13,247	13,247	13,247
Diluted	13,214	13,247	13,247	13,270

Basic	$0.00	$(0.01)	$(0.25)	$0.12
Diluted	$0.00	$(0.01)	$(0.25)	$0.12

	March 26, 2005	June 25, 2005	Sept. 24, 2005	Dec. 31, 2005

Revenue(1)	$14,275	$17,092	$16,802	$18,150

Gross profit(1)	6,713	9,270	8,762	9,937

Net (loss) income(1)	$(845)	$1,055	$1,471	$1,837

(Loss) Earnings Per Share Information
Weighted average shares
Basic	13,161	13,161	13,162	13,185
Diluted	13,161	13,168	13,221	13,275

Basic	$(0.06)	$0.08	$0.11	$0.14
Diluted	$(0.06)	$0.08	$0.11	$0.14

(1)	Revenues, gross profit and net (loss) income are rounded to millions each quarter. Therefore the sum of the quarterly amounts may not equal the annual amounts reported.
During the fiscal quarter ended March 26, 2005, the Company recorded a $0.8 million severance charge related to the retirement of the Company’s former Chief Executive Officer.
During the fiscal quarter ended September 24, 2005, the Company recorded an impairment charge of $0.4 million related to software that was no longer part of the Company’s strategy.
During the fiscal quarter ended September 30, 2006, the Company recorded a $4.3 million inventory restructuring charge and a $1.5 million restructuring charge for employee related costs.
During the fiscal quarter ended December 31, 2006, the Company recorded a $0.3 million restructuring charge for employee related costs.

Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tollgrade Communications, Inc.
We have completed integrated audits of Tollgrade Communications, Inc’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements and Financial Statement Schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tollgrade Communications, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.
Internal Control Over Financial Reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 26, 2007

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
In thousands (except par value)

	December 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$57,378	$49,421
Short-term investments	5,323	18,010
Accounts receivable:
Trade, net of allowance for doubtful accounts at $535 in 2006 and $465 in 2005	15,149	9,456
Other	1,918	1,406
Inventories	8,556	9,934
Prepaid expenses and deposits	776	1,397
Deferred and refundable income taxes	2,939	1,803
Assets held for sale	1,190	—

Total current assets	93,229	91,427
Property and equipment, net	3,301	6,390
Deferred tax assets	—	46
Intangibles	41,487	43,616
Goodwill	23,836	21,562
Receivable from officer	148	153
Other assets	351	135

Total assets	$162,352	$163,329

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,580	$1,262
Accrued warranty	2,135	2,220
Accrued expenses	2,590	2,579
Accrued salaries and wages	658	660
Accrued royalties payable	200	581
Income taxes payable	97	869
Deferred revenue	2,783	2,450

Total current liabilities	10,043	10,621
Deferred tax liabilities	2,865	2,447

Total liabilities	12,908	13,068
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares, 10,000; issued shares, -0- in 2006 and 2005	—	—
Common stock, $ .20 par value—authorized shares, 50,000; issued shares, 13,709 in 2006 and 13,664 in 2005	2,742	2,733
Additional paid-in capital	72,477	71,469
Treasury stock, at cost, 462 shares in 2006 and 2005	(4,791)	(4,791)
Retained earnings	79,016	80,850

Total shareholders’ equity	149,444	150,261

Total liabilities and shareholders’ equity	$162,352	$163,329

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
In thousands (except per share data)

	Years Ended December 31,
	2006	2005	2004

Revenues:
Products	$52,358	$52,544	$49,770
Services	13,036	13,775	13,048

	65,394	66,319	62,818
Cost of sales:
Products	25,277	24,326	22,191
Services	4,543	3,883	3,768
Amortization	3,419	3,004	2,624
Inventory write-down	4,308	—	—
Impairment of acquired software	—	424	—

	37,547	31,637	28,583

Gross profit	27,847	34,682	34,235

Operating expenses:
Selling and marketing	10,552	8,882	9,483
General and administrative	7,981	7,486	7,346
Research and development	13,276	14,079	15,756
Restructuring expense	1,840	—	269
Severance expense	—	775	—

Total operating expense	33,649	31,222	32,854

(Loss) income from operations	(5,802)	3,460	1,381
Other income:
Interest income	2,755	1,359	447

Total other income	2,755	1,359	447

(Loss) income before income taxes	(3,047)	4,819	1,828
(Benefit) provision for income taxes	(1,213)	1,301	914

Net (loss) income	$(1,834)	$3,518	$914

EARNINGS PER SHARE INFORMATION:

Weighted average shares of common stock and equivalents:
Basic	13,239	13,168	13,141
Diluted	13,239	13,217	13,253

Net (loss) income per common share:
Basic	$(0.14)	$0.27	$0.07
Diluted	$(0.14)	$0.27	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2003	—	—	13,580	$2,716	$70,809	$(4,791)	$76,418	$145,152

Exercise of common stock options	—	—	43	9	261	—	—	270
Tax benefit from exercise of stock options	—	—	—	—	65	—	—	65

Net income	—	—	—	—	—	—	914	914

Balance at December 31, 2004	—	—	13,623	2,725	71,135	(4,791)	77,332	146,401

Exercise of common stock options	—	—	41	8	291	—	—	299
Tax benefit from exercise of stock options	—	—	—	—	43	—	—	43

Net income	—	—	—	—	—	—	3,518	3,518

Balance at December 31, 2005	—	—	13,664	2,733	71,469	(4,791)	80,850	150,261

Exercise of common stock options	—	—	45	9	397	—	—	406
Tax benefit from exercise of stock options	—	—	—	—	94	—	—	94

Share based compensation					517			517

Net loss	—	—	—	—	—	—	(1,834)	(1,834)

Balance at December

31, 2006	—	—	13,709	$2,742	$72,477	$(4,791)	$79,016	$149,444
The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net (loss) income	$(1,834)	$3,518	$914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,499	5,450	5,238
Compensation expense related to stock plans	517	—	—
Deferred income taxes	(441)	548	2,194
Excess tax benefits from share based compensation	(94)	(43)	(65)
Restructuring and asset impairment	5,309	424	—
Provision for losses on inventories	(90)	545	(45)
Provision for allowance for doubtful accounts	86	(289)	(162)
Changes in assets and liabilities:
Accounts receivable – trade	(3,952)	1,524	(1,274)
Accounts receivable – other	(512)	(1,300)	16
Inventories	(1,727)	2,462	(1,741)
Refundable income taxes	(231)	312	(581)
Prepaid expenses deposits and other assets	565	1,208	(1,027)
Accounts payable	(318)	175	79
Accrued warranty	(85)	139	(69)
Accrued expenses, deferred revenue and salaries and wages	40	954	2,933
Accrued royalties payable	(381)	130	56
Income taxes payable	(678)	786	(720)

Net cash provided by operating activities:	1,673	16,543	5,746

Cash flows from investing activities:
Purchase of investments	(9,646)	(19,340)	(15,246)
Redemption/maturity of investments	22,333	19,867	14,333
Capital expenditures, including capitalized software	(1,247)	(1,049)	(2,826)
Investments in other assets	(155)	—	(715)
Purchase of Emerson test business	(5,501)	—	—
Settlement on purchase of Cheetah	—	479	—

Net cash provided by (used in) investing activities:	5,784	(43)	(4,454)

Cash flows from financing activities:
Proceeds from the exercise of stock options	406	299	270
Excess tax benefit from share based compensation	94	—	—

Net cash provided by financing activities:	500	299	270

Net increase in cash and cash equivalents	7,957	16,799	1,562

Cash and cash equivalents at beginning of year	49,421	32,622	31,060

Cash and cash equivalents at end of year	$57,378	$49,421	$32,622

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$811	$—	$29
Supplemental disclosure of non-cash financing activity:
Final purchase price adjustment	$—	$179	$—
See Note 4 for certain non-cash investing activities related to the Emerson acquisition.

The accompanying notes are an integral part of the consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Tollgrade Communications, Inc. and subsidiaries (the “Company”) designs, engineers, markets and supports test system, test access and status monitoring products and test software for the telecommunications and cable television industries in the United States and in certain international markets.
We reported our quarterly results for the first three interim periods based on fiscal quarters ending April 1, 2006, July 1, 2006 and September 30, 2006 and for the fourth interim period ended December 31, 2006. We reported our quarterly results for the first three interim periods based on fiscal quarters ending March 26, 2005, June 25, 2005 and September 24, 2005 and for the fourth interim period ended on December 31, 2005.
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
INVESTMENTS
Short-term investments at December 31, 2006 and 2005 primarily consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of more than three months and less than one year from the date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a return on investment of funds held for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method. These debt securities were classified as “held to maturity.” During 2005 and in the first half of 2006, a portion of the Company’s portfolio consisted of auction rate securities. These instruments were classified as short-term investments and had original maturities that typically ranged from twenty to twenty-five years, but had an interest rate that resets every seven days. The market values of the instruments approximate cost. The Company classified its investment in auction rate securities as “available-for-sale,” however, the cost of these investments approximated fair value.
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
VALUATION OF LONG-LIVED ASSETS
The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.
PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.
REVENUE RECOGNITION
We market and sell test system hardware and related software to the telecommunications and cable television industries. The Company follows Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” for hardware and software sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The bulk of our hardware sales are made to RBOCs and other large customers. Delivery terms of hardware sales are predominantly FOB origin. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue is deferred unless the Company can objectively determine delivery occurred before the end of the applicable reporting period. Revenue is recognized for these customers upon shipment against a valid purchase order. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers and/or those in weak financial condition.
For perpetual software license fee and maintenance revenue, we follow the AICPA’s Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” This statement requires that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software, leaving no significant obligations on the part of the Company to perform. We require a customer purchase order or other written agreement to document the terms of a software order and written, unqualified acceptance from the customer prior to revenue recognition. In certain limited cases, however, agreements provide for automatic customer acceptance after the passage of time from a pre-determined event and we have relied on these provisions for an indication of the timing of revenue recognition. In isolated cases for orders of custom software, or orders that require significant software customization, such as that associated with our contact with Lucent for test gear deployment in Saudi Arabia, we employ contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services are separated into stand-alone fair values if not already documented in the purchase order or agreement and where list prices or other objective evidence of fair value exists to support such allocation, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue will not be recognized for any single element until all elements considered essential to the functionality of the delivered elements under the contract are delivered and accepted.
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
SHIPPING AND HANDLING COSTS
Costs incurred for shipping and handling are included in cost of equipment and service revenues at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.
GOODWILL AND INTANGIBLE ASSETS
Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that definite-

lived intangible assets and goodwill be tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying value exceeds fair value. Each reporting period, we review current events and circumstances to determine whether they continue to support the indefinite lives. With respect to goodwill, we have determined that we have one reporting unit and perform our annual impairment test on December 31st of each year. At December 31, 2006 and 2005, we based our goodwill impairment testing on a comparison of fair value, which we estimated based on our market capitalization and an estimated control premium, to the Company’s book value. Our goodwill impairment test indicated no impairment in 2006 or in prior years. Indefinite lived intangible assets are valued using the relief from royalty method with no residual value. For indefinite lived intangible assets, our annual impairment tests indicated no impairment and the results of our review of useful lives, based on current events and circumstances, continue to support the indefinite lives.
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
CAPITALIZED SOFTWARE COSTS
In accordance with the Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” any costs incurred to establish the technological feasibility of software to be sold or otherwise marketed are expensed as research and development costs. Costs incurred subsequent to the establishment of technological feasibility, and prior to the general availability of the product to the public are capitalized. Software related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life. The Company defines technological feasibility as coding and testing in accordance with detailed program designs. Such costs are generally amortized over five years.
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
Due to the adoption of the revised Statement of Financial Accounting Standards No. 123, “Share-based Payment,” (“FAS 123R”), beginning January 1, 2006, the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the recorded deferred tax asset, if any, associated with the award that the Company had recorded.
SEGMENT INFORMATION
The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information, Financial Reporting for Segments of a Business.” This statement establishes standards for reporting information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. The Company manages and operates its business as one operating segment. Operating results are regularly reviewed by the Company’s chief operating decision maker regarding decisions about the allocation of resources and to assess performance.
RECLASSIFICATIONS
Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainties in income taxes recognized on an enterprise’s financial statements in accordance with FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or expect to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. We have evaluated the impact of FIN 48 and do not expect it to have a material impact on our financial condition or results of operations. FIN 48 is effective for public companies for annual periods that begin after December 15, 2006.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We adopted the provisions of SAB No. 108 in fiscal year 2006, which had no impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
Under the Company’s stock compensation plans, directors, officers, and other employees may be granted options to purchase shares of the Company’s common stock. The exercise price on all outstanding options is equal to the fair market value of stock at the date of the grant, as defined in the applicable plans. The options generally vest over a two-year period with one-third vested upon grant. The options expire ten years from the date of grant.
In March 2006, the Company’s Board of Directors adopted the 2006 Long-Term Incentive Compensation Plan (the “2006 Plan”), which was approved by Shareholders on May 9, 2006, and provides up to 1,300,000 shares available for grant. As of December 31, 2006, there were 1,276,666 shares authorized but not granted under the 2006 Plan. The 2006 Plan was intended to replace the Company’s 1995 Long-Term Incentive Compensation Plan, which by its terms, provided that no shares could be awarded beyond October 15, 2005. The 1998 Employees Incentive Plan (the “1998 Plan”) is still an active plan and there are 990,000 shares reserved there under. As of December 31, 2006, there were 153,373 shares authorized but not granted under the 1998 Plan. All full-time active employees of the Company, excluding officers and directors, are eligible to participate in the 1998 Plan.
Stock-Based Compensation Expense
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments awards made to employees and directors for employee stock options, based on estimated fair values. The Company previously accounted for the stock-based compensation under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method of APB 25, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under the modified prospective transition method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes one-third at the expense immediately upon grant. The remaining charge is recorded using the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $0.5 million, which consisted of stock-based compensation expense related to employee stock options.
SFAS 123(R) requires companies to estimate the fair value of share-based payments awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the twelve months ended December 31, 2006 was insignificant.
On November 10, 2005, the FASB issued FASB Staff Position No. SFAS(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
Pro forma information under SFAS 123 for periods prior to January 1, 2006
Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 and 2004 based on the fair value method set forth in SFAS No. 123.

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
	(in thousands)	(in thousands)

Net income	$3,518	$914
Less: Total stock-based compensation determined under the fair value method for all awards, net of related tax effect	574	340

Pro forma net income	$2,944	$574

Earnings per common share:
Basic	$0.27	$0.07

Basic – pro forma	$0.22	$0.04

Diluted	$0.27	$0.07

Diluted – pro forma	$0.22	$0.04

Share-based compensation recognized in 2006 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s equity incentive plans. The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values for the year ended December 31, 2006, 2005 and 2004, were based on estimates at the date of grant as follows:

		Stock Options
	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005 (A)	December 31, 2004 (A)

Weighted average fair values	$4.84	$5.26	$6.85
Expected life (in years)	5.0	4.8	4.0
Risk free interest rate	4.7%	4.2%	3.2%
Volatility	56.1%	72.2%	76.6%

(A)	Assumptions used in the calculation of fair value according to original provisions of SFAS No. 123.
Expected volatility is based on historical stock price over the estimated holding period. The estimated holding period is primarily based on historical experience. The expected life of options granted is based on the simplified calculation of expected life as described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107. The risk free rate is based upon the treasury note applicable for that specific holding period.

Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

			Weighted Average
	Number of Shares	Range of Exercise Price	Exercise Price

Outstanding, December 31, 2003	1,753,132	$6.00 – 159.19	$31.92

Granted	33,000	9.19 – 12.32	11.73
Exercised	(42,570)	6.00 – 12.55	6.34
Cancelled/Forfeited/Expired	(88,246)	9.26 – 159.19	61.97

Outstanding, December 31, 2004	1,655,316	6.00 – 159.19	30.57

Granted	305,904	8.49 – 9.45	8.61
Exercised	(40,850)	6.00 – 9.81	7.32
Cancelled/Forfeited/Expired	(140,333)	6.00 – 159.19	36.39

Outstanding, December 31, 2005	1,780,037	7.28 – 159.19	26.87

Granted	30,000	9.00 – 9.19	9.13
Exercised (A)	(44,984)	7.56 – 12.55	9.02
Cancelled/Forfeited/Expired	(406,668)	7.28 – 117.34	16.28

Outstanding, December 31, 2006	1,358,385	$7.28 – 159.19	$30.24

	Number of Shares

Options exercisable at:
December 31, 2004	1,629,607		$30.85
December 31, 2005	1,605,113		$28.86
December 31, 2006	1,258,092		$31.96

(A)	The intrinsic value associated with exercised options which was $0.3 million this represents the difference between the strike price and the market value of Tollgrade stock at the time of exercise.
The following table summarized the status of stock options, outstanding and exercisable, at December 31, 2006:

	Stock Options Outstanding				Stock Options Exercisable
	Number	Weighted	Weighted		Number	Weighted
	Outstanding	Average	Average	Aggregate	Exercisable as	Average	Aggregate
Range of Exercise	as of December 31,	Remaining	Exercise	Intrinsic	of December	Exercise	Intrinsic
Prices	2006	Contractual Life	Price	Value	31, 2006	Price	Value (B)

$7.28	51,000	1.96	$7.28	$167,724	51,000	$7.28	$167,724

7.29 – 9.49	439,251	6.89	8.53	894,854	338,958	8.49	706,626

9.50 – 12.55	125,534	4.24	11.31	25,098	125,534	11.31	25,098

12.56 – 15.84	81,000	5.09	14.24		81,000	14.24

15.85 – 21.70	154,500	4.79	19.07		154,500	19.07

21.71 – 28.70	168,000	4.78	27.91		168,000	27.91

28.71 – 55.90	185,050	4.35	44.33		185,050	44.33

55.91 – 103.59	10,000	3.71	97.25		10,000	97.25

103.60 – 117.34	128,000	3.62	117.34		128,000	117.34

$117.35 – 159.19	16,050	3.53	159.19		16,050	159.19

Total	1,358,385	5.14	$30.24	$1,087,676	1,258,092	$31.96	$899,448

(B)	The aggregate intrinsic value in the preceding table represents the difference between the strike price and the market value of Tollgrade stock on December 31, 2006 which was $10.57. The total number of in-the-money options exercisable as of December 31, 2006 was 436,292 shares.

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	No. of Shares	Exercise Price	Contractual Term	Value[1]

Vested	1,258,092	$31.96	3.5	$899,448
Expected to Vest	100,293	8.66	8.6	188,228

Total	1,358,385	$30.24	5.1	$1,087,676

(1)	The aggregate intrinsic value in the preceding table represents the difference between the exercise price and the value of Tollgrade stock on December 31, 2006 of $10.57.
As of December 31, 2006, there was $0.4 million of unrecognized compensation cost related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.8 years. The Company recorded cash received from the exercise of stock options of $0.4 million and related tax benefits of $0.1 million during fiscal 2006.
3. RESTRUCTURING
On July 27, 2006, Tollgrade announced a restructuring program which included the consolidation of the Sarasota facility, discontinuance of various products, and the write-down of certain fixed assets and real estate. The restructuring program resulted in the reduction of 21 employees. The total expense associated with the restructuring program recorded in 2006 was $6.1 million of which $4.3 million is recorded in cost of good sold and $1.8 million is recorded in operating expense. The $1.8 million recorded in operating expense is comprised of $0.4 million associated with employee severance and relocation costs, $1.0 million for lease termination costs and fixed asset write-downs and a charge of $0.4 million for impairment of real estate.
The components of the charges and accrual at December 31, 2006 for this program are as follows (in thousands):

	Balance at		Cash		Balance at
	December 31, 2005	Expense	payments	Asset write-downs	December 31, 2006

Facility rationalization including employee costs	$—	$1,418	$(498)	$(579)	$341
Inventory write-down	—	4,308	—	(4,308)	—
Real estate impairment	—	422	—	(422)	—

Total	$—	$6,148	$(498)	$(5,309)	$341

     As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value, supported by independent real estate broker opinions. We anticipate the sale of this real estate will be completed within a year. The majority of the cash payments to be made under the program pertain to the remaining obligation for lease termination costs. The total of these payments that will be made throughout 2007 and the first two quarters of 2008 is $0.5 million. Approximately 50% of these cost have been accrued at December 31, 2006, under the assumption that the Company will be successful in sub-leasing the Sarasota facility.

4. ACQUISITION
On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson for $5.5 million in cash. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the results of operations of the acquired Emerson test systems business from February 24, 2006 forward are included in the consolidated financial statements of the Company. The purchase price allocation has been finalized except potential was changes to goodwill based on the parties agreement regarding the final closing net assets as required by the Asset Purchase Agreement. We are currently reviewing the closing net asset statement in accordance with that agreement and any adjustments in the finalization of the purchase price may be material. All intangible assets will be deductible for tax purposes over a fifteen year period and are not expected to have any residual value.
The following summarizes the current estimated fair values as of the date of the acquisition (in thousands):

Accounts Receivable	$1,827
Inventories	1,113
Property and Equipment	112
Intangible Assets:
Customer Relationship	193
Tradename	62
Purchased Technology	761
Sales Order Backlog	97
Goodwill	2,274

Total Assets Acquired	6,439

Deferred Income	175
Accounts Payable	636
Restructuring	127

Total Liabilities	938

Net Assets Acquired	$5,501

The following condensed pro forma results of operations reflect the pro forma combination of the Company and the acquired Emerson test systems business as if the combination occurred as of the beginning of each of the periods presented. Revenues for the periods prior to the Company’s ownership were based on historical information provided by Emerson. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have been incurred had the Emerson test systems business acquisition been consummated on January 1, 2006 or 2005. In addition, these results are not intended to be projections of future results.

	(In Thousands, Except Per Share Data)
	Unaudited Pro Forma	Unaudited Pro Forma
	December 31, 2006	December 31, 2005

Revenues	$66,960	$75,363

(Loss) income from operations	$(5,792)	$3,733

Net (loss) income	$(1,822)	$3,717

Pro forma diluted (loss) earnings per share	$(0.14)	$0.28

Actual diluted (loss) earnings per share	$(0.14)	$0.27

5. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

	Useful	December 31, 2006
	Life		Accumulated
	(Years)	Gross	Amortization	Net

Amortizing Intangible Assets:
Post Warranty Service Agreements	50	$32,000	$800	$31,200
Technology	5-10	17,912	12,057	5,855
Customer Relationships	5-15	2,843	748	2,095
Other	1-3	159	122	37

Non-Amortizing Intangible Assets:
Tradenames		2,300	—	2,300

Total Intangible Assets		$55,214	$13,727	$41,487

Goodwill		$23,836	$—	$23,836

	Useful	December 31, 2005
	Life		Accumulated
	(Years)	Gross	Amortization	Impairment	Net

Amortizing Intangible Assets:
Post Warranty Service Agreements	50	$32,000	$160	$—	$31,840
Technology	5-10	17,487	9,788	424	7,275
Customer Relationships	15	2,650	449	—	2,201

Non-Amortizing Intangible Assets:
Tradenames		2,300	—	—	2,300

Total Intangible Assets		$54,437	$10,397	$424	$43,616

Goodwill		$21,562	$—	$—	$21,562

On February 24, 2006, the Company acquired certain assets and assumed certain liabilities associated with the test systems business of Emerson for $5.5 million in cash, as discussed in Note 4. The allocation of the purchase price to intangible assets and goodwill was as follows (in thousands):

	Useful Life	Value

Customer Relationship	5 Years	$193
Purchased Technology	5 Years	$761
Tradename	3 Years	$62
Backlog	6 months	$97
Goodwill		$2,274
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
With regard to the LoopCare Post-Warranty Maintenance Service Agreements, during the fourth quarter of 2005, management determined that events and circumstances which previously supported the indefinite life of this asset had changed. More specifically, a disclosure by one of the Company’s key customers that continues to implement a Fiber to the Premises (“FTTP”) initiative, as well as circumstances surrounding recent post-warranty contract renewals, on a combined basis, led the Company to conclude that, in accordance with SFAS No. 142, a finite useful life should be assigned and the intangible asset should be amortized on a prospective basis beginning October 1, 2005. Management currently believes that the hybrid fiber/copper network currently deployed by the

RBOCs, which is tested by the underlying LoopCare Base Software, will exist for at least an additional 50 years. Management has, therefore, assigned a useful life to this asset of 50 years.
During 2005, Tollgrade settled the final purchase price related to its acquisition of the Cheetah business pursuant to the provisions of the purchase and sale agreement. Among other matters, this settlement resulted in Tollgrade receiving a cash payment from an escrow account in the amount of $0.5 million. As a result of this settlement, Tollgrade adjusted the goodwill associated with this transaction by $0.7 million, which reflects the cash settlement received in addition to settlement of certain obligations to the seller. In addition, during the third quarter of 2005, we recorded an impairment charge of $0.4 million related to software acquired in 2004 that no longer was considered a part of the Company’s product strategy going forward.
The Company currently estimates amortization expense to be $2.3 million, $2.2 million, $2.0 million, $2.0 million, $1.6 million and $29.1 million for the years ended December 31, 2007, 2008, 2009, 2010, 2011, and thereafter, respectively.
6. INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2006	December 31, 2005

Raw materials	$5,895	$6,966
Work in process	2,728	3,448
Finished goods	2,358	1,615

	10,981	12,029

Reserves for slow moving and obsolete inventory	(2,425)	(2,095)

	$8,556	$9,934

7. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Years	December 31, 2006	December 31, 2005

Test equipment and tooling	3-5	$10,436	$10,383
Office equipment and fixtures	5-7	8,517	8,606
Leasehold improvements	1-6	2,307	2,486
Building	20	—	142

		21,260	21,617
Less accumulated depreciation and amortization		(17,959)	(16,722)

		3,301	4,895
Land		—	1,495

		$3,301	$6,390

     Depreciation expense was $2.1 million in 2006, $2.4 million in 2005 and $2.6 million in 2004.
8. ASSETS HELD FOR SALE
As a result of our restructuring program announced on July 27, 2006, the Company is in the process of selling certain real estate that is not part of our strategic focus. The value of the assets held for sale was based on management’s estimated market value, supported by independent real estate broker opinions. We anticipate the sale of this real estate will be completed within a year.
9. PRODUCT WARRANTY
Activity in the warranty accrual is as follows (in thousands):

	December 31, 2006	December 31, 2005

Balance at the beginning of the year	$2,220	$2,081
Accruals for warranties issued during the year	1,595	1,502
Settlements during the year	(1,680)	(1,363)

Balance at the end of the year	$2,135	$2,220

10. SHAREHOLDERS’ EQUITY
COMMON STOCK
The Company has 50.0 million authorized shares which have a par value of $.20 per share. As of December 31, 2006 and 2005, there were 13.2 million outstanding shares.
SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS
In order to protect shareholder value in the event of an unsolicited offer to acquire the Company, on July 23, 1996, the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock. The dividend was payable on August 15, 1996 to shareholders of record as of that date. The aforementioned rights were exercisable in the ten year period that followed only if a person or group acquired or announced an offer to acquire 20% or more of the Company’s common stock.
During 2006, the Board of Directors determined it was no longer in the best interest of the Company to continue the life of such rights and on July 23, 2006, the preferred share purchase rights under the Rights Agreement, dated July 23, 1996, between the Company and Chase Mellon Shareholder Services, LLC, as Rights Agent, expired according to the terms contained therein.
11. LICENSE AND ROYALTY FEES
The Company has entered into several technology license agreements with certain major Digital Loop Carrier (“DLC”) vendors and major Operation Support System (“OSS”) equipment manufacturers under which the Company has been granted access to the licensor’s patent technology and the right to manufacture and sell the patent technology in the Company’s product line. The Company is obligated to pay royalty fees, as defined, through the terms of these license agreements. Under these agreements, license and royalty fees are due only upon purchase of the technology or shipment of units; there are no contingent payment provisions in any of these arrangements. The terms of these agreements automatically renew (unless earlier terminated) for periods ranging from one to five years, except for one, which has a perpetual term. Royalty fees of $0.8 million, $1.2 million and $1.2 million were incurred in 2006, 2005 and 2004, respectively, and are included in cost of product sales in the accompanying consolidated statements of operations.
12. INCOME TAXES
The provision for income taxes consisted of the following in thousands:
     INCOME TAXES
     The provision for income taxes consisted of the (following):

	2006	2005	2004

Current:
Federal	$(781)	$741	$(1,280)
State	9	12	—

	(772)	753	(1,280)

Deferred:
Federal	(530)	401	1,038
State	89	147	1,156

	(441)	548	2,194

	$(1,213)	$1,301	$914

Reconciliation of the federal statutory rate to the effective tax rates are as follows:

	Years Ended December 31,
	2006	2005	2004

Federal statutory tax rate	(34%)	34%	34%
State income taxes	—	—	—
Valuation allowance for state net operating losses	4%	3%	63%
Tax contingency reserve	(2%)	(1%)	(46%)
Export sales benefit	(4%)	(6%)	—
Tax exempt interest	(6%)	(5%)	(4%)
Other	2%	2%	3%

Effective tax rate	(40%)	27%	50%

The components of and changes in the deferred tax assets and liabilities recorded in the accompanying balance sheets at December 31, 2005 and 2006 were as follows (in thousands):

	December 31,	December 31,
	2006	2005
Deferred Tax Assets:
Excess of tax basis over book basis for:
Property and equipment	$457	$473
Inventory	319	317

Reserves recorded for:
Warranty	815	845
Inventory	784	663
Allowance for doubtful accounts	187	163
Federal net operating loss carryforward	776	—
State net operating loss carryforward	2,748	2,111
Valuation allowance	(2,733)	(2,004)
SFAS 123(R) stock option	181	—
Other	(1)	8

Total deferred tax assets	$3,533	$2,576

Deferred Tax Liabilities:
Excess of book basis over tax basis for:
Goodwill & intangibles	$(4,157)	$(3,409)
Property and equipment	(198)	(427)
Other	13	10

Total deferred tax liabilities	(4,342)	(3,826)

Net deferred tax liability	$(809)	$(1,250)

Reconciliation to the balance sheet:
Deferred tax assets:
Current	$2,056	$1,151
Long-term	—	46
Deferred tax liabilities	(2,865)	(2,447)

Net deferred tax liability	$(809)	$(1,250)

The deferred tax asset from net operating loss carryforwards is primarily related to Pennsylvania which presently allows a 20-year carryforward with a $2.0 million limit on deductions each year. Unused carryforward losses will expire through 2021. During 2004, we recorded state net operating loss carryforwards and a full valuation allowance related to Pennsylvania and New York state net operating losses which resulted in a charge of $1.1 million. Additionally, during 2004, we reduced certain tax contingency reserves by $0.8 million based on changes in estimates based on a tax audit of certain earlier years and on an evaluation of current circumstances. During 2006 and 2005, we determined that a valuation allowance of $0.7 million and $0.2 million, respectively, was required related to our ability to use net operating losses for various states.

13. LINE OF CREDIT
Amended effective December 19, 2006, the Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of a maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are paid quarterly at the rate of 0.25% per annum on the average unused commitment. As of December 31, 2006 and 2005, there were no amounts outstanding under the Facility.
14. COMMITMENTS and CONTINGENCIES
The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for the Cheswick facility expires on June 30, 2009. The office leases for the Bridgewater facility and the Sarasota facility expire on February 28, 2007 and April 28, 2008, respectively. On November 27, 2006, we entered into a lease agreement for space in Piscataway, New Jersey. This space will replace the lease for the Bridgewater location. The Company is also involved in various month-to-month leases for research and development and office equipment at all three locations. In addition, all three of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments, none of these commitments are material.
Future minimum lease payment under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

At December 31, 2006
2007	$1,148
2008	802
2009	442
2010	217
2011	194
Thereafter	65

$2,868

The lease expense was $1.6 million in 2006, 2005 and 2004.
Additionally, the Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase up to $1.0 million of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. This liability has been recorded in the consolidated balance sheet as the Company has a legal obligation to purchase this inventory as of December 31, 2006. The recording of this obligation in the financial statements did not result in a charge to the Consolidated Statements of Operations. We fully expect to utilize this inventory during the normal course of business and have not recorded any reserve related to this specific item.
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
15. MAJOR CUSTOMERS, REVENUE CONCENTRATION AND DEPENDENCE ON CERTAIN SUPPLIERS
Sales from the Company’s MCU product line accounted for approximately 19.6% of the Company’s net sales in 2006. The cable television hardware and software product lines contributed approximately 24.9% while DigiTest and LoopCare RTU sales accounted for approximately 23.4% and 2.7%, respectively, of the Company’s net sales for 2006. Revenue from Services, which includes installation oversight and project management services provided to RBOCs and fees for LoopCare and Cheetah software maintenance, accounted for approximately 19.9% of the Company’s net sales in 2006. Lastly, sales of our N(x)Test product systems accounted for 9.5% of the Company’s revenue in 2006.
Sales from the Company’s MCU product line accounted for approximately 23.5% of the Company’s net sales for 2005. The cable television hardware and software product lines contributed approximately 24.6% while DigiTest and LoopCare RTU sales accounted for approximately 26.8% and 4.3%, respectively, of the Company’s net sales for 2005. Revenue from Services, which includes installation oversight and project management services provided to RBOCs and fees for LoopCare and Cheetah software maintenance, accounted for approximately 20.8% of the Company’s net sales in 2005.
Sales to RBOC customers accounted for approximately 31.0%, 36.5%, and 53.9% of the Company’s net product sales for fiscal years 2006, 2005 and 2004, respectively. Sales to two, two and three RBOC customers individually exceeded 10% of consolidated revenues during 2006, 2005 and 2004, respectively. Sales to one cable OEM customer, Alpha, were 10.9% and 11.3% of our total revenue in 2006 and 2005, respectively. During 2005, sales to our telecom OEM customer. Lucent Technologies International, Inc., were 11.9% of total revenue.
We distinguish revenue from external customers by geographic area based on customer location. Domestic sales represent approximately 72.6%, 76.9%, and 92.4% of the Company’s total revenue for the years ended December 31, 2006, 2005, and 2004, respectively. International sales represented approximately 27.4% of the Company’s total revenue for the year ended December 31, 2006, compared with 23.1% and 7.6% for the year ended December 31, 2005 and 2004. This increase is primarily attributable to sales related to the Company’s N(x)Test system product, acquired from Emerson on February 24, 2006 and with Telesciences (Pty) Ltd. for deployment of products into South Africa offset, in part, by a decrease in our deployment of products into Saudi Arabia.
Our sales are primarily in three geographic areas: the Americas (including the United States); Europe, the Middle East and Africa (“EMEA”); and Asia. For the year ended December 31, 2006, sales for the Americas were approximately $51.4 million, sales for EMEA were $11.8 million and sales in Asia were $2.2 million. For the year ended December 31, 2005, sales for the Americas were approximately $55.2 million, sales for EMEA were $10.7 million and sales in Asia were $0.4 million.
The Company utilized three key independent subcontractors to perform a majority of the circuit board assembly and in-circuit testing work on our products.
16. RECEIVABLE FROM OFFICER
The Company extended a loan for $210,000 under a promissory note to an officer of the Company in July 2001. The note provides for interest at 5% per annum with repayment under various conditions but no later than May 20, 2008. The loan was originally secured by collateral which currently has no value. The balance of the loan at December 31, 2006 and 2005 was $147,689 and $153,161, respectively. Interest income related to the note was approximately $8,000 in 2006, $9,000 in 2005 and $8,000 in 2004. The principal and interest were current at December 31, 2006 and 2005.
17. SHORT-TERM INVESTMENTS
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$57,378	$57,378	$49,421	$49,421
Short-term investments	$5,323	$5,323	$18,010	$17,997
18. PER SHARE INFORMATION
Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. When the Company is in a loss position, it does not include any stock options outstanding with an exercise price below the average market price, as their effect would be considered anti-dilutive.
As of December 31, 2006, 2005 and 2004, 917,400, 1,314,272 and 1,129,950 of equivalent shares, respectively, were anti-dilutive. Basic earnings per share are calculated on the actual number of weighted average common shares outstanding for the period, while diluted earnings per share must include the effect of any dilutive securities
     Earnings per share is as follows (in thousands except per share information):

	December 31, 2006	December 31, 2005	December 31, 2004

Net (loss) income	$(1,834)	$3,518	$914

Weighted average common shares outstanding	13,239	13,168	13,141
Effect of dilutive securities — stock options	—	49	112

	13,239	13,217	13,253

Earnings per share:
Basic	$(0.14)	$0.27	$0.07

Diluted	$(0.14)	$0.27	$0.07

19. EMPLOYEE BENEFIT PLANS
The Company has a 401(k) benefit plan. Eligible employees, as defined in the plan, may contribute up to 20% of eligible compensation, not to exceed the statutory limit. The Company does not make matching contributions to the plan.
20. SEVERANCE AND RELATED EXPENSE
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
Mr. Allison received the following separation payments: (a) an amount equal to the sum of (i) Mr. Allison’s base salary through the Retirement Date to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Allison as of the Retirement Date to the extent not then paid; (b) two times his contractual base salary of $0.3 million for a total of $0.6 million; and (c) a lump sum payment of $75,000. The Company agreed to pay all premiums on behalf of Mr. Allison to continue medical insurance for his immediate family through the second anniversary of the Retirement Date. Additionally, the Company has agreed to continue to indemnify, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Retirement Date, for Mr. Allison’s actions taken or omissions occurring at or prior to the Retirement Date. The Company also agreed to pay up to $50,000 of the reasonable fees and expenses of Mr. Allison’s legal counsel incurred in connection with the negotiation and execution of the Agreement. The Company recorded a total charge in the first quarter of 2005 related to Mr. Allison’s retirement of approximately $0.8 million. Mr. Allison was also entitled to receive any vested benefits payable to him under the terms of any employee benefit plan or program of the Company in accordance with the terms of such plan or program. Under the terms of the Agreement and the Company’s 1995 Long-Term Incentive Compensation Plan (as amended through January 24, 2002), all options to acquire shares of the Company’s common stock held by Mr. Allison were fully vested prior to the Retirement Date and remained exercisable by Mr. Allison for at least one year following the Retirement Date.
21. SUBSEQUENT EVENT
On February 8, 2007, the Compensation Committee of the Board of Directors approved issuance to the Board of Directors of 11,662 shares of restricted stock under the terms of the 2006 Plan. In accordance with the provisions of the 2006 Plan with regards to director grants, all restrictions on these shares will lapse one year from the date of grant. On February 15, 2007, the Compensation Committee approved issuance to certain members of the management team of 108,885 shares of restricted stock under the terms of the 2006 Plan. Two-thirds of the grant is subject to certain two-year performance-based restrictions prior to vesting, with the opportunity for acceleration of 50% of that amount within one year if additional performance criteria are met, and the remaining one-third is subject to a three-year time-based restriction.

SCHEDULE II
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

Col. A	Col. B	Col C.		Col. D		Col. E
	Balance at	Additions				Balance at
	Beginning	Charged to	Charged to			End
	of Year	Expense	Other Accounts	Deductions		of Year
Allowance for doubtful accounts:
Year ended December 31, 2006	$465	86	—	(16)		$535
Year ended December 31, 2005	$754	81	—	(370	) (a)	$465
Year ended December 31, 2004	$916	(151)	—	(11)		$754

Warranty reserve:
Year ended December 31, 2006	$2,220	1,595	—	(1,680)		$2,135
Year ended December 31, 2005	$2,081	1,502	—	(1,363)		$2,220
Year ended December 31, 2004	$2,150	1,435	—	(1,504)		$2,081

Valuation allowance on net deferred tax assets:
Year ended December 31, 2006	$2,004	729	—	—		$2,733
Year ended December 31, 2005	$1,762	242	—	—		$2,004
Year ended December 31, 2004	$450	1,312	—	—		$1,762

(a)	Removed from both accounts receivable and the allowance for bad debts as a result of the final settlement of the Cheetah acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     As of December 31, 2006, the Company has carried out an evaluation, under the supervision of, and with the participation of, the Company’s management, including the Company’s chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective.
Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Evaluation of Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Information related to our executive officers is included in Item I of this Form 10-K under the caption “Executive Officers of the Company.” Pursuant to the Company’s employment agreement with its CEO, Mark B. Peterson, the Company has agreed to nominate Mr. Peterson, upon expiration of his current term of Board service, to its management slate of Board of Director candidates and to recommend to the Company’s shareholders that Mr. Peterson be elected to the Board in any such nomination. Information related to the directors will be included under the caption “Election of Directors” in the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission relating to our 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”), which information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement, which information is incorporated herein by reference. Information relating to the Company’s Audit Committee will be included under the caption “Audit Committee” in the 2007 Proxy Statement, which section is incorporated herein by reference.
     We have adopted a Code of Ethics applicable to our chief executive officer, chief financial officer, controller, and other individuals performing similar functions. A copy of the Company’s Code of Ethics is available on our website at www.tollgrade.com.
Item 11. Executive Compensation.
     Information relating to executive compensation will be included under the captions “Non-Employee Director Compensation for 2006,” “Compensation of Executive Officers,” “Employment Agreements, Termination of Employment and Change-in-Control Arrangements,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the 2007 Proxy Statement, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information relating to the security ownership of beneficial owners of 5% or more of the Company’s Common Stock and of our executive officers and directors of the Company will be included under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Future Issuance Under Equity Compensation Plans
     The following table sets forth information about the Company’s Common Stock that may be issued upon the exercise of options outstanding under its equity compensation plans and the number of securities remaining available for future issuance under its equity compensation plans as of December 31, 2006.

			No. of securities remaining
			available for future issuance
			under equity compensation plans
	No. of securities to be	Weighted average exercise	(excluding securities to be issued
	issued upon exercise of	price of outstanding	upon exercise of outstanding
	outstanding options	options	options)

Equity compensation plans approved by security holders
1995 Long-Term Incentive Compensation Plan (1)	1,069,535	$32.24	—
2006 Long-Term Incentive Compensation Plan	23,334	$9.11	1,276,666
Equity compensation plans not approved by security holders
1998 Employee Incentive Compensation Plan (2)	265,516	$24.04	153,373
Total:	1,358,385		1,430,039

(1)	Following October 15, 2005, no further grants may be made under this plan.

(2)	This plan was adopted by the Company’s Board of Directors and was effective as of January 28, 1998. The plan is designed to motivate, attract and retain qualified employees (other than officers and directors of the Company). The plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Committee”), which has full discretion to determine the employees who receive awards under the plan as well as the nature and size of the awards. The Committee may issue nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units under the plan. Award recipients (other than recipients of stock appreciation rights) are subject to a non-competition arrangement with the Company. Upon change-in-control of the Company, all awards become exercisable, vested or fully earned, as applicable. The exercise price of options and the sale price of restricted stock granted under the plan is 100% of the fair market value on the Company’s Common Stock as of the date of grant. All options granted under the plan expire not later than ten years after the date of grant and typically vest over two years. 990,00 shares of the Company’s Common Stock were authorized for issuance under the plan for granting awards, of which 153,373 share remain available for granting awards.
See Note 2 to the consolidated financial statements for additional information regarding the Company’s equity compensation plans.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     Information relating to this Item will be included under the caption “Certain Relationships and Related Transactions” in the 2007 Proxy Statement, which information is incorporated herein by reference. Information relating to this Item will also be included under the caption “The Board of Directors and Its Committees” in the 2007 Proxy Statement, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
     Information relating to this Item will be included under the caption “Principal Accounting Fees and Services” in the 2007 Proxy Statement, which information is incorporated herein by reference.
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

(3)	The following exhibits are included herewith and made a part hereof:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the “Company”) on Form 10-K (File No. 000-27312), filed with the Securities and Exchange Commission (the “SEC”) on March 24, 1999 (the “1998 Form 10-K”).

3.1a	Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 Form 10-K.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3(ii) to the Form on 8-K (File No. 000-27312), filed with the SEC on January 21, 2005.

4.1	Rights Agreement, dated as of July 23, 1996 between the Company and Chase Mellon Shareholder Services, LLC, incorporated herein by reference to Exhibit 1 to Registration Statement of the Company on Form 8-A file No. 000-28852), filed with the SEC on August 9, 1996.

10.1*	1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company (File No. 000-27312), filed with the SEC on March 22, 2002.

10.2*	Stock Option Agreement entered into December 14, 1995 between the Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey Blake, John H. Guelcher, Richard H. Heibel, Joseph T. Messina and Douglas T. Halliday, incorporated herein by reference to Exhibit 10.14 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 20, 1996 (the “1995 Form 10-K”).

10.3*	Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 19, 1997 (the “1996 Form 10-K”).

10.4*	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on November 12, 1996.

Exhibit
Number	Description

10.5*	Form of Non-employee Director Stock Option Agreement with respect to the Company’s 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 25, 1998 (the “1997 Form 10-K”).

10.6*	Form of Change in Control Agreement, together with a schedule listing the name of each Executive with whom the Company has entered into an agreement in substantially identical form and in each case the date of such agreement, filed as Exhibit 10.6 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 15, 2006 (the “2006 Form 10-K”).

10.7*	Form of Extension and Amendment of Change in Control Agreement, together with a schedule listing the name of each Executive with whom the Company has entered into an agreement in substantially identical form and in each case the date of such agreement, filed as Exhibit 10.7 to the 2006 Form 10-K.

10.8*	1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 22, 2002 (the “2001 Form 10-K”).

10.9	Asset Purchase Agreement by and between Lucent Technologies, Inc. and Tollgrade Communications, Inc. dated September 28, 2001, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312) filed with the SEC on October 15, 2001.

10.10	Purchase and Sale Agreement, entered into February 13, 2003, between the Company and Acterna, LLC, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312), filed with the SEC on February 27, 2003.

10.11	Lease, dated February 18, 2003, between Lakewood Ranch Properties, L.L.C. and the Company, incorporated herein by reference to Exhibit 10.32 to the 2002 Form 10-K.

10.12	Lease and Lease Agreement, dated as of October 24, 2001, between Route 206 Associates and the Company (as successor by merger to Tollgrade Acquisition Company), incorporated herein by reference to Exhibit 10.33 to the 2002 Form 10-K.

10.13	Agreement dated November 27, 2006 by and between Knightsbridge Realty L.L.C. and Tollgrade Communications, Inc., filed as Exhibit 10.1 to the Company’s Report of Form 8-K (File No. 000-27312), filed with the SEC on November 30, 2006.

10.14	Lease Agreement, dated as of August 31, 2005, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-27312), filed September 7, 2005.

10.15	Supply Agreement, dated July 25, 2002, between Tollgrade Communications, Inc. (as successor in interest to Acterna Cable Networks Division) and the Electronic Manufacturing Services Division of Dictaphone Corporation (the “Supply Agreement”) (exhibits omitted), filed as Exhibit 10.45 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 15, 2004 (the “2003 Form 10-K”).

10.16	Extension Agreement dated July 21, 2004 to Supply Agreement, filed as Exhibit 10.56 to the Quarterly Report on Form 10-Q of the Company (file No. 000-27312), filed with the SEC on November 2004 (the “Third Quarter 2004 10-Q”).

10.17	Second Extension Agreement dated August 16, 2004 to the Supply Agreement, filed as Exhibit 10.57 to the Third Quarter 2004 10-Q.

10.18	Third Extension Agreement dated September 23, 2004 to the Supply Agreement, filed as Exhibit 10.58 to the Third Quarter 2004 10-Q.

10.19	Fourth Extension Agreement dated December 14, 2004 to the Supply Agreement, filed as Exhibit 10.41 to the Annual Report on Form 10-K of the Company (File No. 000-27312), filed with the SEC on March 3, 2005.

10.20	Fifth Extension Agreement dated March 15, 2005 to the Supply Agreement, filed as Exhibit 10.19 to the 2006 Form 10-K.

10.21	Sixth Extension Agreement dated June 24, 2005 to the Supply Agreement, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-27312), filed with the SEC on August 4, 2005.

10.22	Seventh Extension Agreement dated September 29, 2005 to the Supply Agreement, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-27312), filed with the SEC on November 3, 2005.

10.23	Extension Agreement dated December 20, 2005 to the Supply Agreement, filed as Exhibit 10.22 to the 2006 Form 10-K.

10.24	Extension Agreement, dated March 22, 2006, between Tollgrade Communications, Inc. and Bulova Technologies EMS, LLC, filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 000-27312) filed with the SEC on May 10, 2006.

10.25	Extension Agreement, dated September 26, 2006, between the Company and Bulova Technologies EMS, LLC, filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-27312) filed with the SEC on October 27, 2006.

Exhibit
Number	Description

10.26*	Agreement entered into as of January 17, 2005 between the Company and Christian L. Allison, filed as Exhibit 10.1 to the Report on Form 8-K (File No. 000-27312), filed with the SEC on January 21, 2005.

10.27*	Agreement dated as of May 31, 2005 by and between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-27312), filed with the SEC on June 2, 2005.

10.28	Asset Purchase Agreement dated February 7, 2006 by and among Emerson Electric Co., Emerson Network Power, Energy Systems, North America, Inc. and Tollgrade Communications, Inc., filed as Exhibit 10.25 to the 2006 Form 10-K.

10.29*	Management Incentive Compensation Plan filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-27312) filed with the SEC on May 10, 2006.

10.30*	Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2006.

10.31*	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-27312) filed with the SEC on October 27, 2006.

10.32*	Amendment No. 1 dated January 24, 2007 to Agreement dated May 31, 2005 by and between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2007.

21.1	List of subsidiaries of the Company, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350.

*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.
     Copies of the exhibits filed as part of this Form 10-K are available at a cost of $.20 per page to any shareholder of record upon written request to the Secretary, Tollgrade Communications, Inc., 493 Nixon Road, Cheswick, Pennsylvania 15024.
          The names “Tollgrade®”, “MCU®”, “LIGHTHOUSE®”, “EDGE®”, “DigiTest®”, “Telaccord®”, “MITS®” “Clearview®” “MICRO-BANK®”, and our LIGHTHOUSE® logo are registered trademarks of the Company. The names “LoopCare™”, “MLT™”, “Cheetah™”, “CheetahNet™”, “CheetahIP™”, “CheetahLight™”, “CheetahXD™”, “ICE™”, “ObjectArchitect™”, , BatteryAnalyst™”, ProofAnalyst™”, “NetMentor™”, “Clear™”, the Clear logo, “Early Warning™”, “ReportCard™”, “CircuitView™”, “Network Assurance Simplified™”, N(x)Test™, N(x)DSL™, LTSC™ and our corporate logo are common law trademarks of the Company. “Team TollgradeSM” is a common law service mark of the Company.
          ®DOCSIS is a registered trademark of Cable Television Laboratories, Inc.
          All other trademarks are the property of their respective owners.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 6, 2007.

TOLLGRADE COMMUNICATIONS, INC.

By	/s/ Mark B. Peterson Mark B. Peterson Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 6, 2007.

Signature	Title

/s/ Mark B. Peterson Mark B. Peterson	Chief Executive Officer (Principal Executive Officer)

/s/ James J. Barnes	Director

James J. Barnes

/s/ Daniel P. Barry	Director

Daniel P. Barry

/s/ David S. Egan	Director

David S. Egan

/s/ Richard H. Heibel, M.D.	Director

Richard H. Heibel, M.D.

/s/ Robert W. Kampmeinert	Director

Robert W. Kampmeinert

/s/ Brian C. Mullins	Director

Brian C. Mullins

/s/ Samuel C. Knoch Samuel C. Knoch	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Sean M. Reilly Sean M. Reilly	Controller (Principal Accounting Officer)

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the “Company”) on Form 10-K (File No. 000-27312), filed with the Securities and Exchange Commission (the “SEC”) on March 24, 1999 (the “1998 Form 10-K”).

3.1a	Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 Form 10-K.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3(ii) to the Form on 8-K (File No. 000-27312), filed with the SEC on January 21, 2005.

4.1	Rights Agreement, dated as of July 23, 2996 between the Company and Chase Mellon Shareholder Services, LLC, incorporated herein by reference to Exhibit 1 to Registration Statement of the Company on Form 8-A file No. 000-28852), filed with the SEC on August 9, 1996.

10.1	1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company (File No. 000-27312), filed with the SEC on March 22, 2002.

10.2	Stock Option Agreement entered into December 14, 1995 between the Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey Blake, John H. Guelcher, Richard H. Heibel, Joseph T. Messina and Douglas T. Halliday, incorporated herein by reference to Exhibit 10.14 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 20, 1996 (the “1995 Form 10-K”).

10.3	Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 19, 1997 (the “1996 Form 10-K”).

10.4	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report of the Company on Form 10-Q (File No. 000-27312), filed with the SEC on November 12, 1996.

10.5	Form of Non-employee Director Stock Option Agreement with respect to the Company’s 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 25, 1998 (the “1997 Form 10-K”).

10.6	Form of Change in Control Agreement, together with a schedule listing the name of each Executive with whom the Company has entered into an agreement in substantially identical form and in each case the date of such agreement, filed as Exhibit 10.6 to the Annual Report of the Company on Form 10-K (File No. 000-27312) filed with the SEC on March 15, 2006 (the “2006 Form 10-K”).

10.7	Form of Extension and Amendment of Change in Control Agreement, together with a schedule listing the name of each Executive with whom the Company has entered into an agreement in substantially identical form and in each case the date of such agreement, filed as Exhibit 10.7 to the 2006 Form 10-K.

10.8	1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 22, 2002 (the “2001 Form 10-K”).

10.9	Asset Purchase Agreement by and between Lucent Technologies, Inc. and Tollgrade Communications, Inc. dated September 28, 2001, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312) filed with the SEC on October 15, 2001.

10.10	Purchase and Sale Agreement, entered into February 13, 2003, between the Company and Acterna, LLC, incorporated herein by reference to Exhibit 2.1 to the Current Report of the Company on Form 8-K (File No. 000-27312), filed with the SEC on February 27, 2003.

10.11	Lease, dated February 18, 2003, between Lakewood Ranch Properties, L.L.C. and the Company, incorporated herein by reference to Exhibit 10.32 to the 2002 Form 10-K.

10.12	Lease and Lease Agreement, dated as of October 24, 2001, between Route 206 Associates and the Company (as successor by merger to Tollgrade Acquisition Company), incorporated herein by reference to Exhibit 10.33 to the 2002 Form 10-K.

Exhibit
Number	Description

10.13	Agreement dated November 27, 2006 by and between Knightsbridge Realty L.L.C. and Tollgrade Communications, Inc., filed as Exhibit 10.1 to the Company’s Report of Form 8-K (File No. 000-27312), filed with the SEC on November 30, 2006.

10.14	Lease Agreement, dated as of August 31, 2005, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-27312), filed September 7, 2005.

10.15	Supply Agreement, dated July 25, 2002, between Tollgrade Communications, Inc. (as successor in interest to Acterna Cable Networks Division) and the Electronic Manufacturing Services Division of Dictaphone Corporation (the “Supply Agreement”) (exhibits omitted), filed as Exhibit 10.45 to the Annual Report of the Company on Form 10-K (File No. 000-27312), filed with the SEC on March 15, 2004 (the “2003 Form 10-K”).

10.16	Extension Agreement dated July 21, 2004 to Supply Agreement, filed as Exhibit 10.56 to the Quarterly Report on Form 10-Q of the Company (file No. 000-27312), filed with the SEC on November 2004 (the “Third Quarter 2004 10-Q”).

10.17	Second Extension Agreement dated August 16, 2004 to the Supply Agreement, filed as Exhibit 10.57 to the Third Quarter 2004 10-Q.

10.18	Third Extension Agreement dated September 23, 2004 to the Supply Agreement, filed as Exhibit 10.58 to the Third Quarter 2004 10-Q.

10.19	Fourth Extension Agreement dated December 14, 2004 to the Supply Agreement, filed as Exhibit 10.41 to the Annual Report on Form 10-K of the Company (File No. 000-27312), filed with the SEC on March 3, 2005.

10.20	Fifth Extension Agreement dated March 15, 2005 to the Supply Agreement, filed as Exhibit 10.19 to the 2006 Form 10-K.

10.21	Sixth Extension Agreement dated June 24, 2005 to the Supply Agreement, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-27312), filed with the SEC on August 4, 2005.

10.22	Seventh Extension Agreement dated September 29, 2005 to the Supply Agreement, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-27312), filed with the SEC on November 3, 2005.

10.23	Extension Agreement dated December 20, 2005 to the Supply Agreement, filed as Exhibit 10.22 to the 2006 Form 10-K.

10.24	Extension Agreement, dated March 22, 2006, between Tollgrade Communications, Inc. and Bulova Technologies EMS, LLC, filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 000-27312) filed with the SEC on May 10, 2006.

10.25	Extension Agreement, dated September 26, 2006, between the Company and Bulova Technologies EMS, LLC, filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-27312) filed with the SEC on October 27, 2006.

10.26	Agreement entered into as of January 17, 2005 between the Company and Christian L. Allison, filed as Exhibit 10.1 to the Report on Form 8-K (File No. 000-27312), filed with the SEC on January 21, 2005.

10.27	Agreement dated as of May 31, 2005 by and between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-27312), filed with the SEC on June 2, 2005.

10.28	Asset Purchase Agreement dated February 7, 2006 by and among Emerson Electric Co., Emerson Network Power, Energy Systems, North America, Inc. and Tollgrade Communications, Inc., filed as Exhibit 10.25 to the 2006 Form 10-K.

10.29	Management Incentive Compensation Plan filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-27312) filed with the SEC on May 10, 2006.

10.30	Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2006.

10.31	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-27312) filed with the SEC on October 27, 2006.

10.32	Amendment No. 1 dated January 24, 2007 to Agreement dated May 31, 2005 by and between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2007.

21.1	List of subsidiaries of the Company, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350.