Form 10-Q
period 2007-03-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2007-04-27
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-27312
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
Yes ☐      No ☑
As of March 31, 2007, there were 13,259,136 shares of the Registrant’s Common Stock, $0.20 par value per share outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except par value) (Unaudited)

	March 31, 2007	December 31, 2006*

ASSETS
Current assets:
Cash and cash equivalents	$60,801	$57,378
Short-term investments	4,095	5,323
Accounts receivable:
Trade, net of allowance for doubtful accounts of $473 in 2007 and $535 in 2006	11,659	15,149
Other	672	1,918
Inventories	11,528	8,556
Prepaid expenses and other current assets	1,117	776
Deferred tax assets and refundable income tax	3,067	2,939
Assets held for sale	1,164	1,190

Total current assets	94,103	93,229
Property and equipment, net	3,171	3,301
Intangibles, net	40,942	41,487
Goodwill	23,836	23,836
Other assets	506	499

Total assets	$162,558	$162,352

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,416	$1,580
Accrued warranty	2,144	2,135
Accrued expenses	1,493	2,590
Accrued salaries and wages	91	658
Accrued royalties payable	302	200
Deferred income	3,050	2,783

Total current liabilities	9,496	9,946

Deferred tax liabilities and other taxes	3,147	2,962

Total liabilities	12,643	12,908

Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, $1.00 par value; Authorized shares, 10,000; issued shares, -0- in 2007 and 2006	—	—
Common stock, $.20 par value; authorized shares, 50,000; issued shares, 13,721 in 2007 and 13,709 in 2006	2,742	2,742
Additional paid-in capital	72,837	72,477
Treasury stock, at cost, 462 shares in 2007 and 2006	(4,791)	(4,791)
Retained earnings	79,127	79,016

Total shareholders’ equity	149,915	149,444

Total liabilities and shareholders’ equity	$162,558	$162,352

* Amounts derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006
The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

Revenues:
Products	$10,267	$14,361
Services	2,775	3,246

Total revenues:	13,042	17,607

Cost of sales:
Products	4,527	7,625
Services	929	1,059
Amortization of intangibles	568	977

Total cost of sales	6,024	9,661

Gross profit	7,018	7,946

Operating expenses:
Selling and marketing	2,185	2,686
General and administrative	2,108	2,320
Research and development	2,953	3,659
Restructuring expense	382	—

Total operating expense	7,628	8,665

Loss from operations	(610)	(719)
Interest income:	776	627

Income (loss) before taxes	166	(92)
Provision (benefit) for income taxes	55	(28)

Net income (loss)	$111	$(64)

Income (loss) per share information:
Weighted average shares of common stock and equivalents:
Basic	13,254	13,214

Diluted	13,442	13,214

Net income (loss) per common share:
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

The accompanying notes are an integral part of the condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

Cash flows from operating activities :
Net income (loss)	$111	$(64)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	982	1,520
Stock-based compensation expense	354	115
Deferred income taxes	57	(190)
Excess tax benefits from stock-based compensation	(1)	(91)
Provision for losses on inventory	214	(18)
Provision (benefit) for allowance for doubtful accounts	(23)	12
Restructuring	174	—
Changes in assets and liabilities:
Accounts receivable-trade	3,513	(4,388)
Accounts receivable-other	1,072	(45)
Inventory	(3,186)	(922)
Prepaid expenses and other assets	(348)	(11)
Refundable income taxes	—	651
Accounts payable	836	1,015
Accrued warranty	9	27
Accrued expenses and deferred income	(1,396)	(284)
Accrued royalties payable	102	37
Income taxes payable	—	(581)

Net cash provided by (used in) operating activities	2,470	(3,217)

Cash flows from investing activities:
Purchase of Emerson test system business	—	(5,501)
Purchase of short-term investments	(1,956)	(2,136)
Redemption/maturity of short-term investments	3,184	2,570
Capital expenditures, including capitalized software	(281)	(437)

Net cash provided by (used in) investing activities	947	(5,504)

Cash flows from financing activities:
Proceeds from exercise of stock options	5	399
Excess tax benefit from stock-based compensation	1	91

Net cash provided by financing activities	6	490

Net increase (decrease) in cash and cash equivalents	3,423	(8,231)

Cash and cash equivalents at beginning of period	57,378	49,421
Cash and cash equivalents at end of period	$60,801	$41,190

The accompanying notes are an integral part of the condensed financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
We report our quarterly results for the first three interim periods based on fiscal quarters ending on Saturdays and for the fourth interim period ending on December 31. For the periods presented herein, our fiscal quarters ended March 31, 2007 (13 weeks) and April 1, 2006 (13 weeks). The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company” or “Tollgrade”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The condensed consolidated financial statements as of and for the three-month period ended March 31, 2007 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
RECLASSIFICATIONS
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
NEW ACCOUNTING STANDARDS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment to SFAS No. 115. Under SFAS 159, entities may elect to measure specified financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We do not believe the adoption of SFAS 159 will have a material impact on our financial position and results of operations.
2. STOCK COMPENSATION PLANS AND ACCOUNTING FOR STOCK-BASED COMPENSATION EXPENSE
The Plans
The Company currently sponsors two separate active stock compensation plans. In March 2006, the Company adopted the 2006 Long-Term Incentive Compensation Plan (“the 2006 Plan”), which was approved by the shareholders on May 9, 2006 and effectively replaced the 1995 Long-Term Incentive Plan which by its terms does not allow grants to be made after October 15, 2005. The 2006 Plan provides that participants may be directors, officers, and other employees. The 2006 Plan authorized up to 1,300,000 shares available for grant. The 1998 Employee Incentive Plan (“the 1998 Plan”)

continues in existence and is considered an active plan by the Company. The 1998 Plan reserved a total of 990,000 shares to be made available for grant. All full-time active employees, excluding directors and officers, are eligible to participate in the 1998 Plan.
Under the Company’s stock-based compensation plans, participants may be granted restricted shares and/or options to purchase shares of the Company’s common stock. The grant price on any such shares or options is equal to the quoted fair market value of the Company’s shares at the date of the grant, as defined in the applicable plans. Restricted shares will vest in accordance with the terms of the applicable award agreement and the 2006 Plan. The 2006 Plan requires that non-performance-based restricted stock grants to employees vest in not less than three years, while performance-based restricted stock grants may vest after one year. Grants of restricted stock to directors may vest after one year. Options generally vest over time; such period has typically been two years with one third vested at the date of grant, one third at the end of one year, and one third at the end of two years.
Grants Under the Plans
During the first quarter of 2007, the Company granted from the 2006 Plan 10,000 options to an employee on January 23, 2007 in connection with the employee’s addition to the Company’s Senior Leadership Team. There were no options granted by the Company from the 1998 Plan in the first quarters of 2007 or 2006.
During the first quarter of 2007, the Board of Directors approved the issuance of a total of 120,548 restricted shares under the 2006 Plan. Of these, 11,662 restricted shares were issued to non-employee members of the Board of Directors and 108,886 restricted shares were issued to certain executive officers. The restricted share awards granted to non-employee directors on February 8, 2007 give each director the right to receive the shares one year following the date of grant, regardless of whether the director is still serving on the Board of Directors, unless the director is removed from the Board for cause during that time. During the one year restriction period, directors can vote but are not permitted to trade restricted shares. Of the restricted shares granted to certain executive officers on February 15, 2007, one-third of such grant is subject to a three year vesting period and requiring continuous employment, while the remaining two-thirds of such grant will vest at the end of 2008 should the Company achieve certain operating performance targets as established by the Company and approved by the Compensation Committee of the Board of Directors. The conditions of grant to certain executive officers also provide for accelerated vesting of one-half of the performance-based restricted shares on December 31, 2007 if certain performance targets, as defined, are met or exceeded.
Stock-Based Compensation Expense
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.
SFAS 123(R) requires companies to record the effect of share-based payment awards based on fair market value. The fair value of options is determined using an option model utilizing quoted share prices on the date of option grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statement of Operations. Total stock-based compensation expense recognized under

SFAS 123(R) for the three months ended March 31, 2007 and April 1, 2006 was $0.4 and $0.1 million.

	Shares Authorized But Not Granted
	March 31, 2007	December 31, 2006

1998 Employee Incentive Compensation Plan	166,239	153,373
2006 Long Term Incentive Compensation Plan	1,146,118	1,276,666
Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

		Range of	Weighted Average
	Number of Shares	Option Prices	Exercise Price

Outstanding, December 31, 2006	1,358,385	$7.28 - 159.19	$30.24

Granted	10,000	9.84	9.84
Exercised	(500)	9.49	9.49
Cancelled/Forfeited/Expired	(19,866)	9.27-159.19	50.40

Outstanding, March 31, 2007	1,348,019	$7.28-159.19	$29.79

3. RESTRUCTURING
On July 27, 2006, Tollgrade announced a restructuring program which included the consolidation of the Company’s operations at its leased Sarasota facility, discontinuance of various products, and the write-down of certain fixed assets and real estate. During the first quarter of 2007, we continued to record certain additional restructuring costs primarily associated with employee severance and the refinement of estimates related to employee relocation and lease termination costs.
The components of the charges and accrual at March 31, 2007 for this program are as follows (in thousands):

	Balance at
	December		Cash	Asset write-	Balance at
	31,2006	Expense	payments	downs	March 31, 2007

Facility rationalization including employee costs	$341	$356	$(247)	$(174)	$276
Real estate impairment	—	26	—	(26)	—

Total	$341	$382	$(247)	$(200)	$276

As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value, supported by independent real estate broker opinions. We expect the sale of this real estate to be completed within a year.

The majority of the cash payments to be made under the restructuring program pertain to the remaining obligation for lease termination costs. The total of these payments that will be made throughout 2007 and the first two quarters of 2008 is approximately $0.4 million. Approximately 50% of these costs have been accrued at March 31, 2007, under the assumption that the Company will be successful in sub-leasing the Sarasota facility.
4. ACQUISITION
On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson Network Power, Energy System, North America, Inc. (“Emerson”) for $5.5 million in cash. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the results of operations of the acquired Emerson test systems business from February 24, 2006 are included in the consolidated financial statements of the Company. The purchase price allocation has been finalized except for potential changes to goodwill based on the parties’ agreement regarding the final closing net assets as required by the Asset Purchase Agreement. We are currently reviewing the closing net asset statement in accordance with that agreement and any adjustments in the finalization of the purchase price are not expected to be material. All intangible assets are deductible for tax purposes over a fifteen year period and are not expected to have any residual value.
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

The following condensed pro forma results of operations reflect the pro forma combination of the Company and the acquired Emerson test systems business as if the combination occurred as of the beginning of the three month period ended April 1, 2006. Revenues for the period prior to the Company’s ownership were based on historical information provided by Emerson. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have been incurred had the Emerson test systems business acquisition been consummated on January 1, 2006. In addition, these results are not intended to be projections of future results.

(In Thousands, Except Per Share Data)
Unaudited Pro Forma
For the three months
ended April 1, 2006
Revenues	$119,173

Loss from operations	$(981)

Net loss	$(236)

Pro forma diluted loss per share	$(0.02)

Actual diluted earnings per share	$0.00

5. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

	Useful	March 31, 2007
	Life		Accumulated
	(Years)	Gross	Amortization	Net

Amortizing Intangible Assets:

Post Warranty Service Agreements	50	$32,000	$960	$31,040
Technology	5-10	17,935	12,375	5,560
Customer Relationships	5-15	2,843	833	2,010
Other	1-3	159	127	32

Non-Amortizing Intangible Assets:
Tradenames		2,300	—	2,300

Total Intangible Assets		$55,237	$14,295	$40,942

Goodwill		$23,836	$—	$23,836

	Useful	December 31, 2006
	Life		Accumulated
	(Years)	Gross	Amortization	Net

Amortizing Intangible Assets:

Post Warranty Service Agreements	50	$32,000	$800	$31,200
Technology	5-10	17,912	12,057	5,855
Customer Relationships	5-15	2,843	748	2,095
Other	1-3	159	122	37

Non-Amortizing Intangible Assets:
Tradenames		2,300	—	2,300

Total Intangible Assets		$55,214	$13,727	$41,487

Goodwill		$23,836	$—	$23,836

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
The Company currently estimates its total amortization expense to be $1.7 million for the remaining nine months of 2007 and $2.2 million, $2.0 million, $2.0 million, $1.6 million, and $29.1 million for the years ended December 31, 2008, 2009, 2010, 2011, and thereafter, respectively.
6. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2007	December 31, 2006

Raw materials	$6,644	$5,895
Work in process	4,303	2,728
Finished goods	3,220	2,358

	14,167	10,981

Reserves for slow moving and obsolete inventory	(2,639)	(2,425)

	$11,528	$8,556

7. PER SHARE INFORMATION
Net income (loss) per share have been computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share” for all periods presented. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock option grants. The three months ended April 1, 2006 does not include the effect of dilutive securities due to the net loss reported in that period, which would make those securities anti-dilutive to the earnings per share calculation.
A reconciliation of income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 31, 2007	April 1, 2006
Net income (loss)	$111	$(64)
Common and common equivalent shares:
Weighted average common shares outstanding	13,254	13,214
Effect of dilutive securities — stock options and restricted stock	188	—

	13,442	13,214

Earnings per share:
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

8. PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.
Activity in the warranty accrual is as follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
Balance at the beginning of the period	$2,135	$2,220

Accruals for warranties issued during the period	305	1,595
Settlements during the period	(296)	(1,680)

Balance at the end of the period	$2,144	$2,135

9. CONTINGENCIES AND COMMITMENTS
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
10. INCOME TAXES
On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, unrecognized tax benefits were $97 thousand all of which would affect our effective tax rate if recognized. At March 31, 2007, unrecognized tax benefits were $106 thousand.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have $23 thousand of accrued interest related to uncertain tax positions.
The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
11. MAJOR CUSTOMERS AND INTERNATIONAL SALES
The Company’s primary customers for its telecommunications products and services are the Regional Bell Operating Companies (“RBOCs”), certain large international telephone service providers, certain major independent telephone companies and most of the major cable operators. Of these major customer groups, the RBOCs are the most significant. For the first quarter of 2007, sales to the RBOCs accounted for approximately 40.1% of the Company’s total revenue, compared to approximately 28.6% of total revenue for the first quarter of 2006. Sales to AT&T (including BellSouth Corporation which became a wholly-owned subsidiary of AT&T in 2006) individually exceeded 10% of the

Company’s total revenue and comprised 31.8% of the Company’s total revenue for the first quarter of 2007. Sales to AT&T individually exceeded 10% of the Company’s total revenue and comprised 21.8% of the Company’s total revenue for the first quarter of 2006. Sales to one cable OEM customer, Alpha Technologies, Inc. (“Alpha”), were 23.7% for the first quarter of 2006. Sales to Alpha did not exceed 10% of our revenue in the first quarter of 2007.
International sales represented approximately $3.0 million or 23.1% of the Company’s total revenue for the quarter ended March 31, 2007, compared to $3.4 million or 19.3%, in the first quarter of 2006. Our international sales were primarily in three geographic areas based upon customer location for the quarters ended March 31, 2007 and April 1, 2006: the Americas (excluding the United States); Europe, the Middle East and Africa (“EMEA”); and Asia. Sales for the Americas were approximately $0.6 million and $1.6 million, sales for EMEA were $2.3 million and $1.6 million, and sales in Asia were $0.1 million and $0.2 million, respectively, for the quarters ended March 31, 2007 and April 1, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those contained in this Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operation, along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be expressed in a variety of ways, including the use of forward-looking terminology such as “will,” “believes,” “intends,” “expects,” “plans,” “could” or “may,” or the negatives thereof, other variations thereon or comparable terminology. The Company does not undertake any obligation to publicly update any forward-looking statements.
These forward-looking statements and other forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-Q are based on assumptions that involve risks and uncertainties and are subject to change. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements, as a result of various factors, including those described in Item 1A under “Risk Factors.” The factors discussed herein may not be exhaustive. Therefore, these factors should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.
OVERVIEW
About the Company
Tollgrade designs, engineers, markets and supports test systems, test access and status monitoring products and test software for the telecommunications and cable industries in the United States and in certain international markets. The Company’s telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service (“POTS”) lines containing both copper and fiber optics. The Company’s test system products, specifically the DigiTest® test platform and the hardware and software acquired in the Emerson acquisition, focus on helping local exchange carriers conduct the full range of fault diagnosis along with the ability to pre-qualify, deploy and maintain service offerings including Digital Subscriber Line (“DSL”) service. The Company’s cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes.
About our customers
The primary customers for our products and services are the Regional Bell Operating Companies (“RBOCs”), as well as certain international telephone companies, major domestic independent telephone companies, and most of the major domestic cable operators. Sales generated from RBOC customers were 40.1% and 28.6% of our total revenues for the quarter ended March 31, 2007 and April 1, 2006, respectively. Sales to AT&T (including BellSouth Corporation which became a wholly-owned subsidiary of AT&T in 2006) were 31.8% and 21.8% of our total revenue for the first quarter of 2007 and 2006, respectively. Although the first quarter of 2007 had significant RBOC revenue, we believe the overall trend will be a continued decline in this dependency due to acquisitions and growth in our international customer base and due to RBOCs diverting capital spending to rebuild their networks with new Ethernet—based technology. Sales to one cable OEM customer, Alpha were 23.7% for the first quarter of 2006. Sales to Alpha did not exceed 10% of our revenue in the first quarter of 2007.
PRODUCTS
TELECOMMUNICATION TEST SYSTEMS
Our proprietary telecommunications test and measurement products enable the telephone companies to use their existing line test systems to remotely diagnose problems in POTS lines containing both copper and fiber optics as well as qualify and troubleshoot broadband DSL and IP services. POTS lines provide traditional voice service as well as connections for communication devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.” POTS lines still comprise the vast majority of lines in service today throughout the world. We also sell our telecommunications test and measurement products LoopCare™, DigiTest®, N(x)Test™, N(x)DSL-3™, and LTSC™, to carriers that do not yet have POTS and DSL test systems, as well as to those seeking to replace older generation test systems. Our products enable the carrier to eliminate false dispatches, while providing high quality troubleshooting of problems for its subscribers.
DigiTest and LoopCare; N(x)Test, N(x)DSL-3 and LTSC
Our DigiTest product family, including DigiTest EDGE®, DigiTest HUB™ and DigiTest ICE™, electrically measures the characteristics and connection performance of copper POTS and broadband circuits and reports those measurements to our LoopCare Operation Support System (“OSS”). The LoopCare OSS, in turn, analyzes that measurement data and creates an easy-to-understand fault description. At the same time, the LoopCare system can generate a dispatch to a work center so that a repairman can fix the problem. The DigiTest product family can also serve as a replacement for aging Loop Test Systems (“LTS”) equipment widely deployed in current POTS networks. In addition, LoopCare and the DigiTest product family can be used to determine whether customer lines are suitable for DSL services, and to remotely isolate troubles for various DSL services.

LoopCare has remained the major OSS utilized by the RBOCs for over twenty-five years to test the integrity and quality of their POTS network infrastructure. The LoopCare OSS, which we offer both as part of the DigiTest system and as a stand-alone software product that can interface with certain other test heads on the market, currently manages testing operations for more than 75% of the copper pairs in the United States, and is the qualification, installation and maintenance tool used to troubleshoot more than 150 million POTS, ISDN and DSL subscribers worldwide.
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
Our DigiTest product family also includes the DigiTest HUB, our next generation central office test platform designed to support multiple testing environments. The DigiTest HUB addresses emerging broadband testing requirements, but also retains interfaces to legacy equipment, allowing for a seamless migration from traditional to packet-based delivery of services and allowing service providers to continue automated, mass-market processes. The DigiTest HUB is a modular 12-slot chassis for medium to large central office applications from which a variety of services emanate. Plug-in modules can be added, as required to support POTS and DSL Layer 1-7. Test plug-in resources can be shared to multiple network elements by the use of a module that multiplexes the test access path. This includes sharing a test resource to remote access elements as fiber is driven further out into the network in topologies such as FTTx. When coupled with our LoopCare OSS, the DigiTest HUB serves the testing needs of both legacy and evolving broadband networks to facilitate a low-cost, asset-preserving transition.
Our most recent addition to the DigiTest product family is the DigiTest ICE™. Optimized for deployment at remote DSLAM locations, DigiTest ICE will be a cost-effective solution, providing both metallic and multi-layered DSL testing to help service providers install and maintain broadband triple play services within their emerging deep fiber remote terminal networks. We expect this product to be generally available in the third quarter of 2007.
In addition to the LoopCare OSS software sold as part of the DigiTest system, we also sell new LoopCare features to existing customers and the base LoopCare OSS as a stand-alone product to Competitive Local Exchange Carriers (“CLECs”) for use with test heads other than our DigiTest hardware.
On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson Network Power, Energy Systems, North America, Inc. (“Emerson”). The products purchased were the N(x)Test, N(x)DSL-3 and Line Test System Controller (“LTSC”). The N(x)Test product is a modular, subscriber loop measurement unit, which utilizes an open architecture, standard interfaces and Digital Signal Processor (“DSP”) measurement technology. The N(x)Test unit can address broadband testing, standard demand and interactive testing and OSS-controlled ALT batch processing on subscriber loops, as well as expanded testing capability related to the pre-qualification of loops for DSL services through the network element. The N(x)DSL-3 test unit provides higher layer testing capability for various DSL services a customer may deploy. N(x)DSL-3 can be coupled with N(x)Test, providing the ability to conduct a full range of POTS and DSL testing, or used as a stand-alone, DSL-only test head. The LTSC software has multi-tasking capabilities that can stand alone or become an integrated process to an existing OSS in order to provide a totally integrated line testing platform for the customer’s operations. Designed with an open architecture, the LTSC system provides client/server access to the N(x)Test/N(x)DSL-3 systems deployed within the customer’s network in order to maintain the Quality of Service for typical POTS as well as DSL services as the customer migrates towards a next generation network.
MCU
Our legacy MCU® products plug into Digital Loop Carrier (“DLC”) systems, the large network transmission systems used by telephone companies to link the copper and fiber-optic portions of the local loop. MCU products allow our customers to extend their line testing capabilities to all of their POTS lines served by a DLC system regardless of whether the system is fed by a copper or fiber optic link. DLC systems, which are located at telephone companies’ central offices and at remote sites within local user areas, effectively multiplex the services of a single fiber-optic line into multiple copper lines. In many instances, several DLC systems are located at a single remote site to create multiple local loops that serve several thousand different end-user homes and businesses. Generally, for every DLC remote site, customers will deploy at least two MCU line-testing products.
CABLE TESTING PRODUCTS
Our Cheetah™ performance and status monitoring products provide a broad network assurance solution for the Broadband Hybrid Fiber Coax (“HFC”) distribution system found in the cable industry. Our Cheetah products gather status information and report on critical components within the cable network. The systems include complete hardware and software solutions that enable efficient HFC plant status monitoring. By providing a constant, proactive view of the health and status of outside plant transmission systems, the products can reduce operating costs and increase subscriber satisfaction.
Our cable offerings currently consist of our proprietary CheetahLight™ and CheetahNet™ software systems and maintenance, our Cheetah XD™ Broadband assurance software and maintenance, head-end controllers, return path switch hardware, both proprietary and DOCSIS®-based and Euro-DOCSIS™-based transponders, and other equipment, which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes. In 2003, we entered into an agreement with Alpha, the leading supplier of power management products to the cable industry, initially to serve as the exclusive provider of IP-based Data Over Cable Service Interface Specifications (“DOCSIS”) status monitoring equipment for its power supply systems. This agreement contains an initial term which expires in November 2007 and automatically renews on an annual basis thereafter unless terminated. In November 2005, this agreement was modified to make the right to sell the external version of the product to Alpha non-exclusive, while allowing us to sell that product directly to end customers. Since the modification of this agreement, we have experienced a decline in orders for DOCSIS-based transponders from Alpha, as they have also expanded their purchases from the Company’s competitors. This decline has been partially offset by an increase in direct sales of our DOCSIS-based transponders to customers.

Our Cheetah IP/HFC service assurance solution provides remote visibility into IP efficiency. This fully integrated solution allows cable operators to proactively test and monitor Voice over Internet Protocol (“VoIP”) and Video on Demand (“VOD”) using hardware test probes and software analysis tools.
SERVICES
Our Services offerings include software maintenance as well as professional services, which are designed to make sure that all of the components of our customers’ voice test systems operate properly. Our Services business has shifted away from traditional POTS-based testability services, which has caused revenues from Services to be less predictable.
BACKLOG
Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of March 31, 2007, the Company had backlog of approximately $10.2 million compared to $10.0 million as of December 31, 2006 and $13.2 million as of April 1, 2006. The decrease in the backlog from April 1, 2006 to March 31, 2007 is attributed to lower hardware and services orders received. We have now finalized contracts for both of the two large international projects we announced in December 2006, however, because they are as-ordered contracts, the backlog at March 31, 2007 does not include the potential effect of a significant portion of these projects. To the extent purchase orders under these contracts are received, the amounts will be reflected in backlog. The backlog at March 31, 2007, December 31, 2006 and April 1, 2006 include approximately $6.5 million, $5.7 million, and $6.1 million respectively, related to software maintenance contracts, which are earned and recognized as income on a straight-line basis during the remaining term of the underlying agreements. The Company’s policy is to include a maximum of twelve months revenue from multi-year maintenance agreements in reported backlog.
We currently have in place LoopCare software maintenance agreements with all four RBOCs. One of these agreements expires December 31, 2007, while two agreements expire on December 31, 2008 and one expires on December 31, 2011.
Management expects that approximately 53% of the current backlog will be recognized as revenue in the second quarter of 2007. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.
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
INTERNATIONAL SALES
International sales represented approximately $3.0 million or 23.1% of the Company’s total revenue for the quarter ended March 31, 2007, compared to $3.4 million or 19.3%, in the first quarter of 2006. Our international sales were primarily in three geographic areas based upon customer location for the quarters ended March 31, 2007 and April 1, 2006: the Americas (excluding the United States); Europe, the Middle East and Africa (“EMEA”); and Asia. Sales for the Americas were approximately $0.6 million and $1.6 million, sales for EMEA were $2.3 million and $1.6 million, and sales in Asia were $0.1 million and $0.2 million, respectively, for the quarters ended March 31, 2007 and April 1, 2006.
As previously disclosed, we were awarded two international projects that we believe will continue to support our international presence and growth. We have contracts in place for both of these projects, and although sales in the first quarter of 2007 related to these projects was not significant, we expect revenue from these projects to be significant throughout the remainder of 2007. Additionally, on February 24, 2006, the Company acquired certain assets and assumed liabilities associated with the Emerson test system business unit of the Emerson Network Power, Energy Systems, North America, Inc. We believe this acquisition has enhanced and will continue to enhance our international sales opportunities. As part of that acquisition, the Company assumed an agreement to provide the LTSC software and N(x)Test and associated hardware to a customer in Eastern Europe. During the first quarter of 2007, we completed this project. Also, the Company currently sells these and other products to Ericsson on an as-ordered basis for resale to providers in the United Kingdom.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The application of certain of these accounting principles is more critical than others in gaining an understanding of the basis upon which our financial statements have been prepared. We consider the following accounting policies to involve critical accounting estimates.
Revenue Recognition
We market and sell test system hardware and related software to the telecommunications and cable industries. The Company follows Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” for hardware and software sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The bulk of our hardware sales are made to RBOCs and other large customers. Delivery terms of hardware sales are predominantly FOB origin. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue is deferred unless the Company can objectively determine delivery occurred before the end of the applicable reporting period. Revenue is recognized for these customers upon shipment against a valid purchase order. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers and/or those in weak financial condition.
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
Goodwill and Intangible Assets
At March 31, 2007, we had net intangible assets of $64.8 million including Goodwill of $23.8 million resulting from the acquisitions of the LoopCare product line in September 2001, the Cheetah product line in February 2003 and the test business of Emerson in February 2006. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets, not be amortized for financial reporting purposes. Finite-lived intangible assets are amortized on a straight-line basis or an accelerated method, whichever better reflects the pattern in which the economic benefits of the asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
In connection with the assets acquired in the 2001 LoopCare transaction, intangible assets of $45.1 million were identified with residual goodwill of $16.6 million. These include Developed Product Software valued at $7.3 million and LoopCare Base Software valued at $4.5 million. Both have been determined to have finite useful lives of five years and ten years, respectively, and are being amortized over those periods. Also identified were intangible assets related to the LoopCare trade name of $1.3 million and Post-Warranty Service Agreements of $32.0 million. Because of the longevity of the LoopCare trade name and the stability, level of embedment, and unique dependence of the RBOCs on the post warranty maintenance services, these intangible assets were determined to have indefinite useful lives at the acquisition date. With regard to the Post-Warranty Maintenance Service Agreements, during the fourth quarter of 2005, management determined that events and circumstances which supported the indefinite life of this asset had changed. More specifically one of the Company’s key customers continues to implement a Fiber to the Premise (“FTTP”) initiative which indicates that the intangible asset related to the Post-Warranty Service Agreements may not have an indefinite useful life. This development as well as circumstances surrounding recent post-warranty contract renewals led the Company to conclude that in accordance with SFAS No. 142, a finite useful life should be assigned and the intangible asset should be amortized beginning October 1, 2005. Management currently believes that the hybrid fiber/copper network currently deployed by the RBOCs, which is tested by the underlying LoopCare Base Software, will exist for at least an additional fifty years. Management has therefore assigned a useful life to this asset of fifty years.
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
On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson for $5.5 million in cash. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the results of operations of the acquired Emerson test systems business from February 24, 2006 are included in the consolidated financial statements of the Company. The purchase price allocation has been finalized, except for potential changes to goodwill based on the parties’ agreement regarding the final closing net assets as required by the asset purchase agreement. We are currently reviewing the closing net asset statement in accordance with that agreement and any adjustments in the finalization of the purchase price is not expected to be material. All intangible assets are deductible for tax purposes over a fifteen year period and are not expected to have any residual value. Based on our preliminary purchase price allocation, we have identified $0.2 million of customer relationship intangible assets and $0.8 million in technology related intangible assets both having an estimated life of five years. We also have identified $0.1 million associated with a tradename that is expected to have a useful life of three years. Finally, we allocated $0.1 million of the purchase price to the sales order backlog that was acquired, which was consumed during 2006. Based on the preliminary purchase price allocation, goodwill is approximately $2.3 million.
Sensitivity Analysis:
Certain portions of the telecom market serviced by the Company’s products are evolving and, when appropriate, management reviews the impact of such changes on the key assumptions underlying the valuation of each of its intangible assets. Technological advances, as well as potential changes in strategic direction by any of the Company’s key telecom or cable customers, could result in an impairment or substantial reduction in one or more of the estimated lives over which the respective intangible asset(s) is/are currently being amortized. The following table lists intangible assets with a remaining life at March 31, 2007 of at least one year:

	Years
				Twelve Month
		Remaining	Carrying	Rolling
	Original	Life at	Value at	Projected
Asset Description	Life	3/31/07	3/31/07	Amortization
			(in millions)

LoopCare
Base Software	10	4.50	2.0	0.5
Post-Warranty
Maintenance Service Agreements	50	48.50	31.0	0.6
Cheetah
Base Software	10	5.75	1.7	0.3
Proprietary Technology	10	5.75	0.6	0.1
Customer Base	15	10.75	1.9	0.3
Emerson
Proprietary Technology	5	4.00	0.6	0.2
Customer Relationship	5	4.00	0.2	0.1
Other	3-5	2.00	0.6	0.2

			$38.6	$2.3

In the event that the Company would reevaluate the above estimated useful lives in the future due to changed events and circumstances, annual amortization would increase based on the respective intangible asset’s carrying value and revised remaining useful life.
Reviews for Impairment:
Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are reviewed for impairment at least annually or more frequently if events or changes in circumstance indicate that the carrying value of such assets may not be recoverable. During these reviews for impairment of indefinite lived assets, other than goodwill, we review any changes in facts and circumstances which would impact the estimated useful life of the asset. We perform our annual impairment tests on December 31st of each year. With respect to goodwill, we have determined that we have one reporting unit. At December 31, 2006, we based our goodwill impairment test on a comparison of the fair value, which we estimated based on our market capitalization and an estimated control premium to the Company’s book value. Our goodwill impairment test indicated no impairment in 2006 or in prior years. We did not have any triggering events at March 31, 2007. Indefinite lived intangible assets are valued using the relief from royalty method with no residual value. For indefinite lived intangible assets, our annual impairment tests indicated no impairment and the results of our review of useful lives, based on current events and circumstances, continue to support the indefinite lives.
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
Income Taxes
We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We evaluate all remaining deferred tax assets based on our current outlook, and, as of March 31, 2007, we believe all remaining assets will be utilized. There have been no significant changes in our state net operating losses or valuation allowances during the current quarter. On January 1, 2007, we adopted Financial Standards Accounting Board Interpretation No, 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of this interpretation required no cumulative effect adjustment to be recorded.
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
Long-Lived Assets Held for Sale
We classify long-lived assets as held for sale when certain criteria are met, including: Management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. Long-lived assets held for sale are classified as other current asset in the Condensed Consolidated Balance Sheet.
We measure long-lived assets to be disposed of by sale at the lower of carrying amounts or fair value less cost to sell. Fair value for the assets currently held for sale is determined based on management’s estimates of market value, supported by independent real estate broker opinion.
Restructuring Accrual
In July 2006, we began to implement a formalized restructuring program based on our business strategies and economic outlook to increase efficiency and reduce costs. In connection with these strategic initiatives, we have recorded estimated expenses associated with employee severance, relocation and lease termination costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), generally costs associated with restructuring activities initiate after December 31, 2002 have been recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance and the timing of execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
These areas involving critical accounting estimates are periodically reviewed and discussed with the Audit Committee of our Board of Directors.
RESULTS OF OPERATIONS
FIRST QUARTER OF 2007 COMPARED TO FIRST QUARTER OF 2006
Revenues

The Company’s revenues for the first quarter of 2007 were $13.0 million, a decrease of $4.6 million, or 25.9%, compared to revenues of $17.6 million reported for the first quarter of 2006.
Sales of MCUs during the first quarter of 2007 were $3.6 million, compared to $3.3 million reported in first quarter of 2006. Expansion of an RBOC’s DLC testability program in the first quarter of 2007 drove the increase. MCU sales represented 27.7% of total first quarter 2007 revenues compared to 18.8% for the first quarter of 2006.
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
Overall sales of cable hardware and software products decreased by $2.9 million from $6.2 million during the first quarter of 2006 to $3.3 million during the first quarter of 2007. The decrease is primarily attributable to a substantial shipment of our DOCSIS-based transponders in the first quarter of 2006. Cable hardware and software product sales amounted to 25.4% and 35.2% of total first quarter 2007 and 2006 revenue, respectively.
Sales of the Company’s DigiTest system products, which include LoopCare software, were $1.3 million in the first quarter of 2007, a decrease of $2.4 million compared to the first quarter of 2006. The decrease in DigiTest system revenue is primarily due to lower sales to our RBOC customers driven by their reduced spending on LTS replacement and augmentation projects, as well as lower sales in Tier 2 and Tier 3 markets due to changes in network deployment architecture. We do not expect revenues in the Tier 2 and 3 markets to return to historical levels until modifications to our current product offerings produce lower cost points, assuming customers choose to adopt this new product technology. In particular, we are addressing these market conditions with the pending introduction of our DigiTest ICE product. DigiTest system sales accounted for 10.0% and 21.0% of total revenues for the first quarter of 2007 and 2006, respectively.
Service revenues, which include installation oversight, project management and software maintenance services, decreased to $2.8 million in the first quarter of 2007 from $3.2 million recorded in the first quarter of 2006. This decrease is associated with lower project-related service revenues during the first quarter of 2007 due to fewer projects at two CLEC customers. Service revenues amounted to 21.5% and 18.2% of total first quarter 2007 and 2006 revenue, respectively.
Sales of the Company’s N(x)Test System product line, acquired from Emerson on February 24, 2006, were $1.3 million in the first quarter of 2007 compared with $0.7 million recorded in the first quarter of 2006. First quarter 2007 results include revenue contribution from completion of our project in Eastern Europe. N(x)Test product sales comprised 10.0% of total revenues during the first quarter of 2007 compared to 4.0% in the first quarter of 2006.
Sales of LoopCare software products separate and unrelated to DigiTest system products were $0.7 million in the first quarter of 2007 compared with $0.5 million recorded in the first quarter of 2006. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. When making a purchase decision for LoopCare software, our customers generally must complete a full technical evaluation of the software and develop a favorable business case within their organization. As a result, revenue from this product line can fluctuate significantly on a quarter by quarter basis. LoopCare software product sales comprised 5.4% of total revenues during the first quarter of 2007 compared to 2.8% in the first quarter of 2006.
Gross Profit
Gross profit for the first quarter of 2007 decreased $0.9 million, or 11.7%, to $7.0 million. The decrease in gross profit is attributed primarily to a decrease in sales of cable hardware and software, and our DigiTest System products, partially offset by a $0.4 million decrease in amortization. As a percentage of sales, gross profit for the quarter was 53.8% versus 45.1% for the year ago period. The increase in gross profit as a percentage of sales in the first quarter of 2007 compared to the previous year’s first quarter was due to higher levels of sales of higher margin telephony products and the decrease in amortization in the first quarter of 2007.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, decreased $0.5 million, or 18.7%, to $2.2 million for the first quarter of 2007. The decrease is related to the Company’s cost restructuring initiatives and lower commission expenses, offset by an increase in SFAS 123(R) expense. As a percentage of revenues, selling and marketing expenses increased to 16.8% in the first quarter of 2007 from 15.3% in the first quarter of 2006.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, decreased by $0.2 million, or 9.1%, to $2.1 million for the first quarter of 2007. The decrease is primarily attributed to a decrease in professional services offset in part by an increase in SFAS 123(R) expense. As a percentage of revenues, general and administrative expenses increased to 16.2% in the first quarter of 2007 from 13.2% in the first quarter of 2006.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense decreased by $0.7 million, or 19.3%, to $3.0 million in the first quarter of 2007. The decrease in research and development expense is due to the Company’s restructuring initiatives. As a percentage of revenues, research and development expense for the first quarter of 2007 was 22.6% compared to 20.8% for the first quarter of 2006.
Restructuring Expense
On July 27, 2006, Tollgrade announced a restructuring program which included the consolidation of the Company’s operations at its leased Sarasota facility, discontinuance of various products, and the write-down of certain fixed assets and real estate. During the first quarter of 2007 we continued to record certain additional restructuring costs primarily associated with employee severance and the refinement of estimates related to employee relocation and lease termination costs.
The components of the charges and accrual at March 31, 2007 for this program are as follows (in thousands):

	Balance at
	December		Cash	Asset write-	Balance at
	31,2006	Expense	payments	downs	March 31, 2007

Facility rationalization including employee costs	$341	$356	$(247)	$(174)	$276
Real estate impairment	—	26	—	(26)	—

Total	$341	$382	$(247)	$(200)	$276

As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value, supported by independent real estate broker opinions. We expect the sale of this real estate to be completed within a year.
The majority of the cash payments to be made under the restructuring program pertain to the remaining obligation for lease termination costs. The total of these payments that will be made throughout 2007 and the first two quarters of 2008 is approximately $0.4 million. Approximately 50% of these payments have been accrued for at March 31, 2007, under the assumption that the Company will be successful in sub-leasing the Sarasota facility.
Interest Income
Interest and other income, comprised primarily of interest income in both quarterly periods, for the first quarter of 2007 was $0.8 million, an increase of $0.1 million from the first quarter of 2006. The increase is due to higher yields on our investments.
Income Taxes
Income taxes for the first quarter of 2007 were $0.1 million. The effective income tax rate for the first quarter of 2007 was 33.1% compared to a benefit in the first quarter of 2006 of 30.4%. The effective tax rate in the first quarter of 2007 was impacted by the gradual phase out of the Extraterritorial Income (“ETI”) tax benefit coupled with the proportional impact of certain other permanent items relative to pre-tax income. While we have made our best estimate of our effective rate for 2007, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2007. We currently expect our 2007 full year effective tax rate will approximate 33.1%.
Income (Loss) Per Share
For the first quarter of 2007, our basic and diluted income per common share was $0.01 compared to breakeven recorded in the prior year quarter. Basic and diluted weighted average common and common equivalent shares outstanding were 13.3 million and 13.4 million in the first quarter of 2007. The three months ended April 1, 2006 had basic and diluted weighted average common and common equivalent shares outstanding of 13.2 million. This does not include the effect of dilutive securities in the prior year quarter ended April 1, 2006, as the net loss in the prior year quarter would make those securities anti-dilutive to the earnings per share calculation.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the three months ended March 31, 2007 was $2.5 million compared to net cash used of $3.2 million for the same period in the prior year. The increase in net cash provided is attributed primarily to a decrease in accounts receivable due to cash collections and the timing of sales, offset by an increase in inventory related to implementation and timing delays in one of our international projects.
The Company had working capital of $84.6 million at March 31, 2007, an increase of $1.3 million, from $83.3 million of working capital as of December 31, 2006. As of March 31, 2007, we had approximately $64.9 million in cash, cash equivalents and short term investments. The increase in cash, cash equivalents and short term investments from December 31, 2006 to March 31, 2007 is primarily attributed to the cash flows generated from business operations.
Cash provided by investing activities was $0.9 million for the three months ended March 31, 2007. The cash used in investing activities was $5.5 million for the quarter ended April 1, 2006. The cash increase is related to redemptions of short-term investments.
Cash provided by financing activities is related to the exercise of stock options.
The Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility, expiring on December 19, 2009. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of our maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are payable quarterly at the rate of 0.25% per annum on the average unused commitment. As of March 31, 2007 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.

The Company expects to incur capital expenditures totaling approximately $3.0 million in 2007 including projects for test fixtures related to the manufacturing process and purchases of computer and office equipment, of which $0.3 million was purchased during the first quarter of 2007.
Our financial position enables us to meet our cash requirements for operations and capital expansion programs.
KEY RATIOS
The Company’s days sales outstanding (“DSO”) in accounts receivable trade, based on the past twelve months rolling revenue, was 73 and 85 days as of March 31, 2007 and April 1, 2006, respectively. The change was attributable to improved cash collections. The Company’s inventory turnover ratio was 3.0 and 2.6 turns for the quarters ended March 31, 2007 and April 1, 2006, respectively. The increase was due to our building of inventory for implementation and timing delays in one of our international projects.
NEW ACCOUNTING STANDARDS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment to SFAS No. 115. Under SFAS 159, entities may elect to measure specified financial instruments and warranty and certain other items at fair value. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We do not believe the adoption of SFAS 159 will have a material impact on our financial position and result of operations.
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
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect these controls.
PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
      We wish to caution each reader of this Form 10-Q to consider the following factors and other factors discussed herein and in other past reports, including but not limited to prior year Form 10-K and quarterly Form 10-Q reports filed with the SEC. Our business and results of operations could be materially affected by any of the following risks. The factors discussed herein are not exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that we file with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.
We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the products that they purchase from us, would significantly reduce our revenues and net income.
We currently depend upon a few major customers for a significant portion of our revenues and we expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers would significantly reduce our revenues and net income. Furthermore, decreases in the capital budgets of certain of these customers has and could continue to lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital budgets of our RBOC customers, as well as many of our other customers and potential customers, are dictated by a number of factors, most of which are beyond our control, including:
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
Our operating results have in the past been subject to quarter to quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding in customers’ capital budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other reasons can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.
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
In addition, changes in network architecture experienced by our customers in the Tier 2 and 3 telephony market have and may continue to negatively affect our ability to sell products in these markets. Although we are addressing these changes with modifications to our existing products, if customers do not accept this new product technology, our revenues could be adversely affected.

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
Our reliance on third parties to manufacture certain aspects of our products involves risks, including delays in product shipments and reduced control over product quality.
We depend upon a limited number of third party contract manufacturers to manufacture certain elements of our products. Furthermore, the components of our hardware products are procured from a limited number of outside suppliers. Our reliance upon such third party contractors involve several additional risks, including reduced control over manufacturing costs, delivery times, reliability and quality of components. Although our products generally use industry standard products, some parts, such as ASICs, are custom-made to our specifications. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, inability of our contract manufacturers to procure raw materials, or integration issues related to our acquisition of the Emerson test systems business, the loss of key assembly subcontractors or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.
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
In December 2006, we announced that the Company had been awarded, through in-country partnerships, two international projects to supply our multi-layered testing solutions for country-wide networks. The definitive agreements for these projects have now been finalized. As these contracts are “as-ordered” contracts, the deployment of products in connection with these projects may be delayed, cancelled or reduced in scope if our customers fail to issue purchase orders that meet our expectations. In addition, product deployments under either or both of these projects could be delayed due to a variety of other factors including political instability, inability to obtain proper acceptances, difficulty in securing cooperation from or defects in the performance of our in-country partners, delays in project implementation or other unforeseen obstacles or delays. Any of these factors could cause a reduction in future revenues.

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
We may also compete directly with our customers. Generally, we sell our products either directly or indirectly through OEM channels and other means to end-user telecommunications and cable television providers. It is possible that our customers, as the result of bankruptcy or other rationales for dismantling network equipment, could attempt to resell our products. The successful development of such a secondary market for our products by a third party could negatively affect demand for our products, reducing our future revenues.
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

The sales cycle for our system products is highly customer specific and can vary from a few weeks to many months. The system requirements of customers is highly dependent on many factors, including but not limited to their projections of business growth, capital budgets and anticipated cost savings from implementation of the system. Our delay or failure to complete one or more large transactions in a quarter could harm our operating results. Our systems involve significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and require us to expend substantial time, effort and money educating them about the value of our solutions. System sales often require an extensive sales effort throughout a customer’s organization because decisions to acquire software licenses and associated system hardware involve the evaluation of the products by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase.
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
We are actively engaged in research to improve and expand our cable products, including research and development to reduce product costs while providing enhancements, such as VoIP service assurance; however, with the rise of industry-wide standards, among other factors, our cable products have lower margins than our telephony test system products. If sales of our network assurance and testing solutions and cable status monitoring products do not increase or are not accepted in the marketplace, or if our research and development activities do not produce marketable products that are both competitive and accepted by our customers, our overall revenues and profitability will be adversely affected.
In addition, although software products generally generate higher margin returns for us than our hardware products, the initial development costs of software applications, coupled with the inherent problems with pricing software, can make it difficult to assess the potential profitability of new software products. Unless we acquire software, we must internally develop any new software products, which can be a relatively expensive and lengthy process, particularly for proprietary software products. In addition, because it is customary in our industry to sell perpetual enterprise licenses that cover an entire customer’s operations, it can be difficult to assess at the time of sale the exact price that we should charge for a particular license.
Another emerging risk to our software development efforts is the presence of available open source software, which can allow our competitors and/or our customers to piece together a non-proprietary software solution relatively quickly. To the extent they are successful in developing software that meets their feature and benefit needs, revenue from our proprietary software could be adversely affected. Further, to the extent we incorporate open source into our software products, our ability to maximize revenue from our software products could be adversely impacted.

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
Many of our products consist entirely or partly of proprietary technology owned by us. Although we seek to protect our technology through a combination of copyrights, trade secret laws, contractual obligations and patents, these protections may not be sufficient to prevent the wrongful appropriation of our intellectual property, nor will they prevent our competitors from independently developing technologies that are substantially equivalent or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. In order to defend our proprietary rights in the technology utilized in our products from third party infringement, we may be required to institute legal proceedings. If we are unable to successfully assert and defend our proprietary rights in the technology utilized in our products, our future results could be adversely affected.
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
We have completed, and we may pursue additional acquisitions of companies, product lines and technologies as part of our efforts to enhance our existing products, to introduce new products and to fulfill changing customer requirements. Acquisitions involve numerous risks, including the disruption of our business, exposure to assumed or unknown liabilities of the acquired target, and the failure to integrate successfully the operations and products of acquired businesses. International acquisitions provide specific challenges due to the unique topology of international telecommunications networks, as well as requirements of doing business in particular countries. Further, our ability to sell certain products internationally depends upon our ability to maintain certain key manufacturing relationships and we may not be able to continue those relationships. Goodwill arising from acquisitions may result in significant impairment charges against our operating results in one or more future periods. Furthermore, we may never achieve the anticipated results or benefits of an acquisition, such as increased market share or the successful development and sales of a new product. The effects of any of these risks could materially harm our business and reduce our future results of operations.
The failure of acquired assets to meet expectations, or a decline in our fair value determined by market prices of our stock, could indicate impairment of our intangible assets and result in impairment charges.

The carrying value of certain of our intangible assets, consisting primarily of goodwill related to acquired businesses and product lines, could become impaired by changing market conditions. Statement of Financial Accounting Standards No. 142 (“SFAS 142”) requires goodwill and intangible assets with indefinite lives to be measured for impairment at least annually or more frequently if events and circumstances indicate that the carrying value of such assets may not be recoverable. We perform annual impairment tests as of December 31 of each year. We have determined that we have one reporting unit and test goodwill for impairment by comparing the fair value of the Company’s equity, which we estimate based on the quoted market price of our common stock and an estimated control premium, to the Company’s book value. Our last required measurement date was December 31, 2006, at which time our test indicated no impairment. Interim impairment tests are required by SFAS 142 if certain events or changes in business conditions occur and we could be required to record an impairment charge in the period in which any impairment is determined, which could adversely affect future results.
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

Because our cable products generate lower margins for us than our proprietary telephony offerings, an increase in the percentage of our sales of cable-related products relative to our traditional products will result in lower profit margins. Furthermore, consolidations within the cable industry and the adoption of the DOCSIS standards have caused and could continue to cause pricing pressure as our competitors lower product pricing. As a result of these factors, our revenues have been and may continue to be adversely affected. Although we have developed DOCSIS-based hardware and we believe that our relationships with our OEM partners will prominently position us to succeed in the marketing of DOCSIS-based products, these products will likely generate lower margins than have historically been generated by our proprietary technology. As a result, as our business shifts from our higher margin proprietary products to lower margin cable offerings and standardized products for which there is greater competition, we will need to sell greater volumes of our products to maintain our profitability.
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
Item 6. EXHIBITS
(a) Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Management Incentive Compensation Plan, as amended February 16, 2007, filed herewith

10.2	Amendment No.1 dated January 24, 2007 to Agreement dated May 31, 2005 by and between Tollgrade Communications, Inc. and Mark B. Peterson, filed as exhibit 10.1 to the Current Report on Form 8-K filed January 29, 2007

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith
™LoopCare is a trademark of Tollgrade Communications, Inc.
™Cheetah is a trademark of Tollgrade Communications, Inc.
™Cheetahlight a trademark of Tollgrade Communications, Inc.
™CheetahNet a trademark of Tollgrade Communications, Inc.
™CheetahXD a trademark of Tollgrade Communications, Inc.
™HUB is a trademark of Tollgrade Communications, Inc.
™ICE a trademark of Tollgrade Communications, Inc.
™N(x)Test is a trademark of Tollgrade Communications, Inc.
™N(x)DSL is a trademark of Tollgrade Communications, Inc.
™N(x)DSL-3 a trademark of Tollgrade Communications, Inc.
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

Tollgrade Communications, Inc.
(Registrant)

Dated: April 27, 2007	/s/ Mark B. Peterson Mark B. Peterson
Chief Executive Officer

Dated: April 27, 2007	/s/ Samuel C. Knoch
Samuel C. Knoch
Chief Financial Officer and Treasurer

Dated: April 27, 2007	/s/ Sean M. Reilly
Sean M. Reilly
Controller

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Management Incentive Compensation Plan, as amended February 16, 2007, filed herewith

10.2	Amendment No.1 dated January 24, 2007 to Agreement dated May 31, 2005 by and between Tollgrade Communications, Inc. and Mark B. Peterson, filed as exhibit 10.1 to the Current Report on Form 8-K filed January 29, 2007

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith