Form 10-Q
period 2007-06-30
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2007-07-27
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Yes ☐           No ☑
As of June 30, 2007, there were 13,262,636 shares of the Registrant’s Common Stock, $0.20 par value per share, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2007

PAGE
NO.
PART I. FINANCIAL INFORMATION
Item 1 Condensed Consolidated Financial Statements (unaudited):
Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and July 1, 2006	4
Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2007 and July 1, 2006	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 Quantitative and Qualitative Disclosures about Market Risk	34
Item 4 Controls and Procedures	34
PART II. OTHER INFORMATION
Item 1A Risk Factors	35
Item 4 Submission of Matters to a Vote of Security Holders	46
Item 6 Exhibits	47
SIGNATURES	49
EXHIBIT INDEX	50
Exhibit 3.1b
Exhibit 3.2a
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-10.1
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value) (Unaudited)

	June 30, 2007	December 31, 2006*

ASSETS
Current assets:
Cash and cash equivalents	$54,171	$57,378
Short-term investments	12,761	5,323
Accounts receivable:
Trade, net of allowance for doubtful accounts of $447 in 2007 and $535 in 2006	9,994	15,149
Other	1,460	1,918
Inventories	11,888	8,556
Prepaid expenses	958	776
Receivable from officer	145	148
Deferred tax assets and refundable income tax	2,262	2,939
Assets held for sale	589	1,190

Total current assets	94,228	93,377
Property and equipment, net	3,209	3,301
Intangibles and capitalized software, net	40,400	41,487
Goodwill	23,836	23,836
Other assets	664	351

Total assets	$162,337	$162,352

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,215	$1,580
Accrued warranty	2,040	2,135
Accrued expenses	1,308	2,590
Accrued salaries and wages	428	658
Accrued royalties payable	305	200
Deferred income	2,984	2,783

Total current liabilities	8,280	9,946
Deferred tax liabilities and other taxes	3,386	2,962

Total liabilities	11,666	12,908

Contingencies and commitments
Shareholders’ equity:
Preferred stock, $1.00 par value; Authorized shares, 10,000; issued shares, -0- in 2007 and 2006	—	—
Common stock, $.20 par value; authorized shares, 50,000; issued shares, 13,725 in 2007 and 13,709 in 2006	2,743	2,742
Additional paid-in capital	73,142	72,477
Treasury stock, at cost, 462 shares in 2007 and 2006	(4,791)	(4,791)
Retained earnings	79,577	79,016

Total shareholders’ equity	150,671	149,444

Total liabilities and shareholders’ equity	$162,337	$162,352

*	Amounts derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Revenues:
Products	$11,181	$12,415	$21,449	$26,775
Services	3,000	3,838	5,774	7,085

Total revenues:	14,181	16,253	27,223	33,860

Cost of product sales:
Products	4,976	6,316	9,503	13,975
Services	831	1,404	1,760	2,429
Amortization of intangibles	570	913	1,138	1,890

	6,377	8,633	12,401	18,294

Gross Profit:	7,804	7,620	14,822	15,566

Selling and marketing	2,325	2,937	4,510	5,623
General and administrative	2,340	1,864	4,448	4,183
Research and development	2,992	3,590	5,945	7,250
Restructuring expense	212	—	594	—

Total operating expenses	7,869	8,391	15,497	17,056

(Loss) from operations	(65)	(771)	(675)	(1,490)
Interest and other income, net	740	628	1,516	1,255

Income (loss) before income taxes	675	(143)	841	(235)
Provision (benefit) for income taxes	225	(39)	280	(67)

Net income (loss)	$450	$(104)	$561	$(168)

Earnings (loss) per share information:
Weighted average shares of common stock and equivalents:
Basic	13,260	13,247	13,257	13,230
Diluted	13,516	13,247	13,480	13,230
Net income (loss) per common and common equivalent shares:
Basic	$0.03	$(0.01)	$0.04	$(0.01)

Diluted	$0.03	$(0.01)	$0.04	$(0.01)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006

Cash flows from operating activities :
Net income (loss)	$561	$(168)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,947	2,989
Compensation expense related to stock plans	628	229
Deferred and refundable income taxes	1,101	284
Excess tax benefits from share-based compensation	(6)	—
Restructuring charges	246	—
Provision for losses on inventories	268	(48)
Provision for allowance for doubtful accounts	39	54
Changes in assets and liabilities:
Accounts receivable-trade	5,116	403
Accounts receivable-other	238	(506)
Inventories	(3,600)	(507)
Prepaid expenses and other assets	(492)	194
Accounts payable	(365)	(441)
Accrued warranty	(95)	(71)
Accrued expenses, deferred income & accrued salaries and wages	(1,305)	(1,519)
Accrued royalties payable	105	(390)
Income taxes payable	—	(542)

Net cash provided by (used in) operating activities	4,386	(39)

Cash flows from investing activities:
Purchase of Emerson test division	—	(5,501)
Purchase of short-term investments	(11,608)	(6,528)
Redemption/maturity of short-term investments	4,170	14,348
Capital expenditures, including capitalized software	(761)	(825)
Sale of assets held for sale	568	—

Net cash (used in) provided by investing activities	(7,631)	1,494

Cash flows from financing activities:
Proceeds from the exercise of stock options	32	406
Excess tax benefits from share-based compensation	6	94

Net cash provided by financing activities	38	500

Net (decrease) increase in cash and cash equivalents	(3,207)	1,955

Cash and cash equivalents at beginning of period	$57,378	$49,421

Cash and cash equivalents at end of period	$54,171	$51,376

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
We report our quarterly results for the first three interim periods of 2007 based on fiscal quarters ending on Saturdays and for the fourth interim period ending on December 31. For the periods presented herein, our fiscal quarters ended June 30, 2007 (13 weeks) and July 1, 2006 (13 weeks). The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company” or “Tollgrade”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2007 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
2. STOCK COMPENSATION PLANS AND ACCOUNTING FOR STOCK-BASED COMPENSATION EXPENSE
The Plans
The Company currently sponsors two separate active stock compensation plans. In March 2006, the Company adopted the 2006 Long-Term Incentive Compensation Plan (the “2006 Plan”), which was approved by the shareholders on May 9, 2006 and effectively replaced the 1995 Long-Term Incentive

Plan, which by its terms does not allow grants to be made after October 15, 2005. The 2006 Plan provides that participants may be directors, officers, and other employees. The 2006 Plan authorized up to 1,300,000 shares available for grant. The 1998 Employee Incentive Plan (the “1998 Plan”) continues in existence and is considered an active plan by the Company. The 1998 Plan reserved a total of 990,000 shares to be made available for grant. All full-time active employees, excluding directors and officers, are eligible to participate in the 1998 Plan.
Under the Company’s stock-based compensation plans, participants may be granted restricted shares and/or options to purchase shares of the Company’s common stock. The grant price on any such shares or options is equal to the quoted fair market value of the Company’s shares at the date of the grant, as defined in the applicable plans. Restricted shares will vest in accordance with the terms of the applicable award agreement and the applicable plan. The 2006 Plan requires that non-performance-based restricted stock grants to employees vest in not less than three years, while performance-based restricted stock grants may vest after one year. Grants of restricted stock to directors may vest after one year. Options generally vest over time; such period has typically been two years with one third vested at the date of grant, one third at the end of one year, and one third at the end of two years.
Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.
SFAS 123(R) requires companies to record the effect of share-based payment awards based on fair market value. The fair value of options is determined using an option model utilizing quoted share prices on the date of option grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s unaudited Condensed Consolidated Statement of Operations. Total stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2007 and July 1, 2006 was $0.3 and $0.1 million, and $0.6 million and $0.2 million, respectively. At June 30, 2007, unamortized stock-based compensation expense related to the restricted stock grants made in the first quarter of 2007 was $1.3 million which, subject to the Company meeting certain performance targets, will vest at various times throughout the next three years.

	Shares Authorized But Not Granted
	June 30, 2007	December 31, 2006

1998 Employee Incentive Compensation Plan	160,673	153,373
2006 Long-term Incentive Compensation Plan	1,146,118	1,276,666

Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

	Number of		Weighted Average
	Shares	Range of Option Prices	Exercise Price

Outstanding, December 31, 2006	1,358,385	$7.28 – 159.19	$30.24

Granted	10,000	9.84	9.84
Exercised	(4,000)	7.56-9.49	7.80
Cancelled	(13,350)	12.55-159.19	63.85

Outstanding, June 30, 2007	1,351,035	7.28-159.19	29.80

3. RESTRUCTURING
On July 27, 2006, Tollgrade announced a restructuring program which included the consolidation of the Company’s operations at its leased Sarasota facility, discontinuance of various products, and the write-down of certain fixed assets and real estate. During the second quarter of 2007, we continued to record certain additional restructuring costs, primarily associated with the refinement of estimates related to employee relocation and lease termination costs.
The components of the charges and accrual at June 30, 2007 for this program are as follows (in thousands):

	Balance at
	December		Cash	Asset write-	Balance at
	31, 2006	Expense	payments	downs	June 30, 2007

Facility rationalization including employee costs	$341	$567	$(441)	$(220)	$247
Real estate impairment	—	27	—	(27)	—

Total	$341	$594	$(441)	$(247)	$247

As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value, supported by independent real estate broker opinions. We expect the sale of this real estate to be completed within a year.
The majority of the cash payments to be made under the restructuring program pertain to the remaining obligation for lease termination costs. The total of these payments that will be made throughout the second half of 2007 and the first two quarters of 2008 is approximately $0.3 million. Approximately 50% of these costs have been accrued at June 30, 2007, under the assumption that the Company will be successful in sub-leasing the Sarasota facility.
4. ACQUISITION
On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson Network Power, Energy System, North America, Inc. (“Emerson”) for $5.5 million in cash. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the results of operations of the acquired Emerson test systems business from February 24, 2006 are included in the consolidated financial statements of the Company. During the second quarter of 2007, we reached a settlement with Emerson resulting in no purchase price adjustment. All intangible assets are deductible for tax purposes over a fifteen year period and are not expected to have any residual value.
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

The following condensed pro forma results of operations reflect the pro forma combination of the Company and the acquired Emerson test systems business as if the combination occurred as of January 1, 2006. Revenues for the periods prior to the Company’s ownership were based on historical information provided by Emerson. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have been incurred had the Emerson test systems business acquisition been consummated on January 1, 2006. In addition, these results are not intended to be projections of future results.

(In Thousands, Except Per
Share Data)
Unaudited Pro Forma
Six Months Ended
July 1, 2006
Revenues	$35,426
(Loss) from operations	$(1,477)
Net (loss)	$(159)
Diluted (loss) per share	$(0.01)

5. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

	Useful	June 30, 2007
	Life		Accumulated
	(Years)	Gross	Amortization	Net

Amortizing Intangible Assets:

Post Warranty Service Agreements	50	$32,000	$1,120	$30,880
Technology	5-10	17,963	12,695	5,268
Customer Relationships	5-15	2,843	918	1,925
Other	1-3	159	132	27

Non-Amortizing Intangible Assets:
Tradenames		2,300		2,300

Total Intangible Assets		$55,265	$14,865	$40,400

Goodwill		$23,836	$—	$23,836

	Useful	December 31, 2006
	Life		Accumulated
	(Years)	Gross	Amortization	Net

Amortizing Intangible Assets:

Post Warranty Service Agreements	50	$32,000	$800	$31,200
Technology	5-10	17,912	12,057	5,855
Customer Relationships	5-15	2,843	748	2,095
Other	1-3	159	122	37

Non-Amortizing Intangible Assets:
Tradenames		2,300	—	2,300

Total Intangible Assets		$55,214	$13,727	$41,487

Goodwill		$23,836	$—	$23,836

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
The Company currently estimates its total amortization expense to be $1.2 million for the remaining six months of 2007 and $2.2 million, $2.0 million, $2.0 million, and $1.6 million for the years ended December 31, 2008, 2009, 2010 and 2011, respectively, and $29.1 million for periods thereafter.

6. INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$8,041	$5,895
Work in process	2,851	2,728
Finished goods	3,518	2,358

	14,410	10,981
Reserve for slow moving and obsolete inventory	(2,522)	(2,425)

	$11,888	$8,556

7. PER SHARE INFORMATION
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
A reconciliation of earnings per share is as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Net Income	$450	$561

Common and common equivalent shares:
Weighted average common shares outstanding	13,260	13,257
Effect of dilutive securities- stock options	256	223

	13,516	13,480

Income per share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04
8. PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.

Activity in the warranty accrual is as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006
Balance at the beginning of the period	$2,135	$2,220

Accruals for warranties issued during the period	619	1,595
Settlements during the period	(714)	(1,680)

Balance at the end of the period	$2,040	$2,135

9. CONTINGENCIES AND COMMITMENTS
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
10. INCOME TAXES
On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, unrecognized tax benefits were $97,000 all of which would affect our effective tax rate if recognized. At June 30, 2007, unrecognized tax benefits were $106,000.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we have $25,000 of accrued interest related to uncertain tax positions.
The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
11. MAJOR CUSTOMERS AND INTERNATIONAL SALES
The Company’s primary customers for its telecommunications products and services are the Regional Bell Operating Companies (“RBOCs”), large international telephone service providers, certain major independent telephone companies, and most of the major domestic cable operators. Of these major customer groups, the RBOCs are the most significant. For the second quarter ended June 30, 2007, sales to the RBOCs accounted for approximately 37.6% of the Company’s total revenue, compared to approximately 31.0% of total revenue for the second quarter of 2006. Sales to AT&T (including BellSouth Corporation which became a wholly-owned subsidiary of AT&T in 2006) comprised 29.8% of the Company’s total revenue for the second quarter of 2007. Sales to AT&T comprised 24.8% of the Company’s total revenue for the second quarter of 2006. Additionally, sales to one independent local exchange carrier (“ILEC”) customer comprised approximately 13.5% of the Company’s second quarter 2006 revenue. The Company did not have any sales exceeding 10% of total revenues during the three month period ended June 30, 2007 or July 1, 2006 to any of its customers for cable products and services.

For the six months ended June 30, 2007 and July 1, 2006, sales to the RBOCs accounted for approximately 38.8% and 21.7%, respectively, of the Company’s total revenue. Sales to AT&T (including BellSouth Corporation which became a wholly-owned subsidiary of AT&T in 2006) comprised approximately 30.8% and 23.3% of the Company’s total revenue for the six months ended June 30, 2007 and July 1, 2006, respectively. The Company had sales to one cable OEM customer Alpha Technologies, Inc. (“Alpha”) that were approximately 15% of the Company’s consolidated revenue for the six month period ended July 1, 2006. Sales to Alpha did not exceed 10% of our revenue in the six months ended June 30, 2007.
International sales represented approximately $4.2 million, or 29.6% of the Company’s total revenue for the quarter ended June 30, 2007, compared to $2.8 million, or 17.2%, for the quarter ended July 1, 2006. Our international sales were primarily in three geographic areas based upon customer location for the quarter ended June 30, 2007: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales in the Americas were approximately $1.7 million and $0.8 million, sales in EMEA were approximately $2.4 million and $1.9 million, and sales in Asia were approximately $0.1 million and $0.1 million for the quarters ended June 30, 2007 and July 1, 2006, respectively.
International sales represented approximately $7.2 million, or 26.4% of the Company’s total revenue for the six months ended June 30, 2007 compared to $6.2 million, or 18.3%, for the six months ended July 1, 2006. Our international sales were primarily in three geographic areas based upon customer location for the six months ended June 30, 2007: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales in the Americas were approximately $2.3 million and $2.4 million, sales in EMEA were approximately $4.7 million and $3.5 million, and sales in Asia were approximately $0.2 million and $0.3 million for the six months ended June 30, 2007 and the six months ended July 1, 2006, respectively.
12. SUBSEQUENT EVENT.
On July 25, 2007, the Board of Directors approved a share repurchase program, pursuant to which the Company may repurchase up to one million shares of the Company’s Common Stock through December 31, 2007. Such purchases may be made through open market transactions and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those contained in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations , along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be expressed in a variety of ways, including the use of forward-looking terminology such as “will,” “believes,” “intends,” “expects,” “plans,” “could” or “may,” or the negatives thereof, other variations thereon or comparable terminology. The Company does not undertake any obligation to publicly update any forward-looking statements.
These forward-looking statements and other forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-Q are based on assumptions that involve risks and uncertainties and are subject to change. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements, as a result of various factors, including those described in Item 1A under “Risk Factors.” The factors discussed herein may not be exhaustive. Therefore, the factors should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.
OVERVIEW
About the Company
Tollgrade designs, engineers, markets and supports test system, test access and status monitoring products and test software for the telecommunications and cable television industries in the United States and in certain international markets. The Company’s telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service (“POTS”) lines containing both copper and fiber optics. The Company’s test system products, specifically the DigiTest® test platform and the hardware and software acquired in the Emerson acquisition, focus on helping local exchange carriers conduct the full range of fault diagnosis along with the ability to pre-qualify, deploy and maintain service offerings, including Digital Subscriber Line (“DSL”) service. The Company’s cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications;

and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes.
Tollgrade announced on May 31, 2007 that it had reached a definitive agreement to acquire the assets of the Broadband Test Division of Teradyne, Inc. The acquired business will add a significant European presence of customers for which Teradyne currently provides traditional POTS and DSL testing solutions. Pursuant to the terms of the asset purchase agreement, Tollgrade will acquire substantially all of the assets of this business for $12 million in cash, plus the assumption of specified liabilities, subject to adjustment for certain items. Completion of the acquisition is subject to customary closing conditions, and is expected to occur in the third quarter of 2007. Tollgrade expects that the acquisition will be accretive to earnings per share in fiscal year 2007, and could add up to $10 million to 2007 revenues.
About our customers
The Company’s primary customers for its telecommunications products and services are the Regional Bell Operating Companies (“RBOCs”), large international telephone service providers, certain major independent telephone companies, and most of the major domestic cable operators. Of these major customer groups, the RBOCs are the most significant. For the second quarter ended June 30, 2007, sales to the RBOCs accounted for approximately 37.6% of the Company’s total revenue, compared to approximately 31.0% of total revenue for the second quarter of 2006. Sales to AT&T (including BellSouth Corporation which became a wholly-owned subsidiary of AT&T in 2006) individually exceeded 10% of the Company’s total revenue and comprised approximately 29.8% of the Company’s total revenue for the second quarter of 2007. Sales to AT&T individually exceeded 10% of the Company’s total revenue and comprised 24.8% of the Company’s total revenue for the second quarter of 2006. Additionally, sales to one ILEC customer exceeded 10% of second quarter 2006 revenue and comprised approximately 13.5% of the Company’s second quarter 2006 revenue. The Company did not have any sales exceeding 10% of consolidating revenues during the three month period ended June 30, 2007 or July 1, 2006 to any of its customers for cable products and services.
For the six months ended June 30, 2007 and July 1, 2006, sales to the RBOCs accounted for approximately 38.8% and 21.7%, respectively, of the Company’s total revenue. Sales to AT&T (including BellSouth Corporation which became a wholly-owned subsidiary of AT&T in 2006) comprised approximately 30.8% and 23.3% of the Company’s total revenue for the six months ended June 30, 2007 and July 1, 2006, respectively. The Company had sales to one cable OEM customer Alpha Technologies, Inc. (“Alpha”) that were approximately 15% of the Company’s consolidated revenue for the six month period ended July 1, 2006. Sales to Alpha did not exceed 10% of our revenue in the six months ended June 30, 2007.
PRODUCTS
TELECOMMUNICATION TEST SYSTEMS
Our proprietary telecommunications test and measurement products enable the telephone companies to use their existing line test systems to remotely diagnose problems in POTS lines containing both copper and fiber optics as well as qualify and troubleshoot broadband DSL and IP services. POTS lines provide traditional voice service as well as connections for communication devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.” POTS lines still comprise the vast majority of lines in service today throughout the world. We also sell our telecommunications test and measurement products, LoopCare™, DigiTest®, N(x)Test™, N(x)DSL-3™, and LTSC™, to carriers that do not yet have POTS and DSL test systems, as well as to those seeking to replace older generation test systems. Our products enable the carrier to eliminate false dispatches, while providing high quality troubleshooting of problems for its subscribers.
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
LoopCare has remained the major OSS utilized by the RBOCs for over twenty-five years to test the integrity and quality of their POTS network infrastructure. The LoopCare OSS, which we offer both as part of the DigiTest system and as a stand-alone software product that can interface with certain other test heads on the market, currently manages testing operations for more than 75% of the copper pairs in the United States, and is the qualification, installation and maintenance tool used to troubleshoot more than 150 million POTS, ISDN and DSL subscribers worldwide. Upon finalization of the acquisition of the Broadband Test Division of Teradyne, Inc. we estimate that our telephony embedded base of worldwide metallic access lines under test will be approximately 350 million.
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
Our most recent addition to the DigiTest product family is the DigiTest ICE™. Optimized for deployment at remote DSLAM locations, DigiTest ICE will be a cost-effective solution, providing both metallic and multi-layered DSL testing to help service providers install and maintain broadband triple play services within their emerging deep fiber remote terminal networks. We expect this product to be generally available in the fourth quarter of 2007.
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
Our cable offerings currently consist of our proprietary CheetahLight™ and CheetahNet™ software systems and maintenance, our CheetahXD™ Broadband assurance software and maintenance, head-end controllers, return path switch hardware, both proprietary and DOCSIS®-based and Euro-DOCSIS™-based transponders, and other equipment, which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes. In 2003, we entered into an agreement with Alpha, the leading supplier of power management products to the cable industry, initially to serve as the exclusive provider of IP-based Data Over Cable Service Interface Specifications (“DOCSIS”) status monitoring equipment for its power supply systems. This agreement contains an initial term which expires in November 2007 and automatically renews on an annual basis thereafter unless terminated. In November 2005, this agreement was modified to make the right to sell the external version of the product to Alpha non-exclusive, while allowing us to sell that product directly to end customers. Since the modification of this agreement, we have experienced a decline in orders for DOCSIS-based transponders from Alpha, as they have also expanded their purchases from the Company’s competitors. This decline has been partially offset by an increase in direct sales of our DOCSIS-based transponders to customers.
Our CheetahIP™/HFC service assurance solution provides remote visibility into IP efficiency. This fully integrated solution allows cable operators to proactively test and monitor Voice over Internet Protocol (“VoIP”) and Video on Demand (“VOD”) using hardware test probes and software analysis tools.
SERVICES
Our Services offerings include software maintenance as well as professional services, which are designed to make sure that all of the components of our customers’ voice test systems operate properly. Our Services business has shifted away from traditional POTS-based testability services, which has caused revenues from Services to be less predictable.
BACKLOG
Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of June 30, 2007, the Company had backlog of approximately $10.1 million compared to $10.0 million as of December 31, 2006 and $8.5 million as of July 1, 2006. The backlog at June 30, 2007 and December 31, 2006 includes approximately $5.9 million and $5.7 million, respectively, related to software maintenance contracts, which are earned and recognized as income on a straight-line basis during the remaining term of the underlying agreements. The Company’s policy is to include a maximum of twelve months revenue from multi-year maintenance agreements in reported backlog.
We have entered into LoopCare software maintenance agreements with all four RBOCs. One of these agreements expires December 31, 2007, while two agreements expire on December 31, 2008 and one expires on December 31, 2011.
Management expects that approximately 60% of the current backlog will be recognized as revenue in the third quarter of 2007. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.
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
INTERNATIONAL SALES
International sales represented approximately $4.2 million, or 29.6% of the Company’s total revenue for the quarter ended June 30, 2007, compared to $2.8 million, or 17.2%, for the quarter ended July 1, 2006. Our international sales were primarily in three geographic areas based upon customer location for the quarter ended June 30, 2007: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales in the Americas were approximately $1.7 million and $0.8 million, sales in EMEA were approximately $2.4 million and $1.9 million, and sales in Asia were approximately $0.1 million and $0.1 million for the quarters ended June 30, 2007 and July 1, 2006, respectively.
International sales represented approximately $7.2 million, or 26.4% of the Company’s total revenue for the six months ended June 30, 2007 compared to $6.2 million, or 18.3%, for the six months ended July 1, 2006. Our international sales were primarily in three geographic areas based upon customer location for the six months ended June 30, 2007: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales in the Americas were approximately $2.3 million and $2.4 million, sales in EMEA were approximately $4.7 million and $3.5 million, and sales in Asia were approximately $0.2 million and $0.3 million for the six months ended June 30, 2007 and the six months ended July 1, 2006, respectively.
As previously disclosed, we were awarded two international projects that we believe will continue to support our international presence and growth. We have contracts in place for both of these projects, and have recorded revenue of approximately $1.7 million in sales in the second quarter of 2007 related to these projects. The timing of acceptances for some of the products delivered in connection with one of these projects has been extended, which adversely affected the Company’s performance in the second quarter of 2007. The Company expects that these delays will be resolved in the third quarter of 2007 and that revenue from these projects will be significant throughout the remainder of 2007. Additionally, on February 24, 2006, the Company acquired certain assets and assumed liabilities associated with the Emerson test system business unit of the Emerson Network Power, Energy Systems, North America, Inc. We believe this acquisition has enhanced and will continue to enhance our international sales opportunities. As part of that acquisition, the Company assumed an agreement to provide the LTSC software and N(x)Test and associated hardware to a customer in Eastern Europe. During the first quarter of 2007, we completed this project. Also, the Company currently sells these and other products to Ericsson on an as-ordered basis for resale to providers in the United Kingdom.
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
Goodwill and Intangible Assets
At June 30, 2007, we had net intangible assets of $64.2 million including Goodwill of $23.8 million primarily resulting from the acquisitions of the LoopCare product line in September 2001, the Cheetah product line in February 2003 and the test business of Emerson in February 2006. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets, not be amortized for financial reporting purposes. Finite-lived intangible assets are amortized on a straight-line basis or an accelerated method, whichever better reflects the pattern in which the economic benefits of the asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.

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
On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson for $5.5 million in cash. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the results of operations of the acquired Emerson test systems business from February 24, 2006 are included in the consolidated financial statements of the Company. The purchase price allocation was finalized during the second quarter of 2007 and no adjustments were required as a result of this settlement. All intangible assets are deductible for tax purposes over a fifteen year period and are not expected to have any residual value. Based on our purchase price allocation, we have identified $0.2 million of customer relationship intangible assets and $0.8 million in technology related intangible assets both having an estimated life of five years. We also have identified $0.1 million associated with a tradename that is expected to have a useful life of three years. Finally, we allocated $0.1 million of the purchase price to the sales order backlog that was acquired, which was consumed during 2006. Based on the purchase price allocation, goodwill is approximately $2.3 million.

Sensitivity Analysis:
Certain portions of the telecom market serviced by the Company’s products are evolving and, when appropriate, management reviews the impact of such changes on the key assumptions underlying the valuation of each of its intangible assets. Technological advances, as well as potential changes in strategic direction by any of the Company’s key telecom or cable customers, could result in an impairment or substantial reduction in one or more of the estimated lives over which the respective intangible asset(s) is/are currently being amortized. The following table lists intangible assets with a remaining life at June 30, 2007 of at least one year and that have a net book value exceeding $0.1 million:

	Years
				Twelve-month
		Remaining	Carrying	Rolling
	Original	Life at	Value at	Projected
Asset Description	Life	06/30/07	06/30/07	Amortization
			(in millions)
LoopCare
Base Software	10	4.25	$1.9	$0.5
Post-Warranty
Maintenance Service Agreements	50	48.25	30.9	0.6
Cheetah
Base Software	10	5.50	1.6	0.3
Proprietary Technology	10	5.50	0.6	0.1
Customer Base	15	10.50	1.8	0.3
Emerson
Proprietary Technology	5	3.75	0.1	0.2
Customer Relationship	5	3.75	0.5	0.1
Other	3-5	1.75	0.7	0.1

			$38.1	$2.2

In the event that the Company would reevaluate the above estimated useful lives in the future due to changed events and circumstances, annual amortization would increase based on the respective intangible asset’s carrying value and revised remaining useful life.
Reviews for Impairment:
Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are reviewed for impairment at least annually or more frequently if events or changes in circumstance indicate that the carrying value of such assets may not be recoverable. During these reviews for impairment of indefinite lived assets, other than goodwill, we review any changes in facts and circumstances which would impact the estimated useful life of the asset. We perform our annual impairment tests on December 31st of each year. With respect to goodwill, we have determined that we have one reporting unit. At December 31, 2006, we based our goodwill impairment test on a comparison of the fair value, which we estimated based on our market capitalization and an estimated control premium to the Company’s book value. Our goodwill impairment test indicated no impairment in 2006 or in prior years. We did not have any triggering events at June 30, 2007. Indefinite lived intangible assets are valued using the relief from royalty method with no residual value. For indefinite lived intangible assets, our annual impairment tests indicated no impairment and the results of our review of useful lives, based on current events and circumstances, continue to support the indefinite lives.
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
Income Taxes
We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We evaluate all remaining deferred tax assets based on our current outlook, and, as of June 30, 2007, we believe all remaining assets will be utilized. There have been no significant changes in our state net operating losses or valuation allowances during the current quarter. On January 1, 2007, we adopted Financial Standards Accounting Board Interpretation No, 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of this interpretation required no cumulative effect adjustment to be recorded.
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
RESULTS OF OPERATIONS
SECOND QUARTER OF 2007 COMPARED TO SECOND QUARTER OF 2006
Revenues
The Company’s revenues for the second quarter of 2007 were $14.2 million, a decrease of $2.1 million, or 12.7%, compared to revenues of $16.3 million reported for the second quarter of 2006.
Sales of the Company’s DigiTest system products, which include LoopCare software, were $3.6 million in the second quarter of 2007, a decrease of $0.5 million, compared to sales in the second quarter of 2006 of $4.1 million. DigiTest system revenues declined primarily by reduced deployments of products related to an ILEC customer due to completion of a testability project. DigiTest system products revenue accounted for 25.4% and 25.1% of total revenues for the second quarter of 2007 and 2006, respectively. During the second quarter of 2007, we continued to experience lower sales in Tier 2 and Tier 3 markets due to changes in network deployment architecture. We do not expect revenues in the Tier 2 and 3 markets to return to historical levels until modifications to our current product offerings produce lower cost points, assuming customers choose to adopt this new product technology. In particular, we are addressing these market conditions with the pending general availability of our DigiTest ICE product.

Sales of LoopCare software products separate and unrelated to DigiTest system products were $0.5 million in the second quarter of 2007 and the second quarter of 2006. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. When making a purchase decision for LoopCare software, our customers generally must complete a full technical evaluation of the software and develop a favorable business case within their organization. As a result, revenue from this product line can fluctuate significantly on a quarter by quarter basis., LoopCare software product sales comprised 3.5% of total revenues during the second quarter of 2007 compared to 3.1% in the second quarter of 2006.
Overall sales of cable hardware and software products decreased $0.7 million from $4.2 million during the second quarter of 2006 to $3.5 million in the second quarter of 2007. Although still a substantial portion of our cable revenues, quarter over quarter we experienced a decline in the sales of DOCSIS-based transponders. We believe this decline to be related to a combination of factors, including the impact of a large deployment of DOCSIS-based transponders to an MSO, which was not repeated in 2007. Cable hardware and software product sales amounted to 24.7% and 25.8% of total second quarter 2007 and 2006 revenue, respectively.
Sales of MCUs during the second quarter of 2007 were $3.2 million, compared to $3.1 million reported in second quarter of 2006. We believe demand for this product continues to be driven by emphasis on DSL rollouts at remote terminal sites by certain RBOC customers. MCU sales represented 22.5% of total second quarter 2007 revenues compared to 19.0% for the second quarter of 2006.
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
Service revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, were $3.0 million in the second quarter of 2007, a decrease of $0.8 million the second quarter of 2006. The decline is primarily attributed to lower revenue from project oriented professional services relating to two installation projects which were concluded in 2006. Service revenues amounted to 21.1% and 23.3% of total second quarter 2007 and 2006 revenue, respectively.
Sales of N(x)Test products were $0.4 million in the second quarter 2007 a decline of $0.2 million from the second quarter of 2006. Sales amounted to 2.8% and 3.7% of total second quarter 2007 and 2006 revenue, respectively. The N(x)Test product offering is project-driven and revenue results can and will fluctuate by quarter. In addition, we expect trends in this product line will reflect cross selling efforts of DigiTest EDGE® and related broadband products to legacy N(x)Test customers.

Gross Profit
Gross profit for the second quarter of 2007 was $7.8 million, an increase of $0.2 million or 2.4% over the second quarter of 2006. Although we had less revenue in the second quarter of 2007 versus the prior year quarter, gross profit increased primarily due to a more favorable sales mix and lower amortization expense. As a percentage of sales, gross profit for the second quarter of 2007 was 55.0% versus 46.9% for the prior year quarter. The increase in gross profit as a percentage of sales between years is due primarily to a more favorable sales mix, as well as reduced amortization expense.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll-related costs, consulting expense and travel costs, decreased $0.6 million, or 20.8%, to $2.3 million for the second quarter of 2007. The decrease is associated with savings from the Company’s restructuring initiatives and lower commission expense. As a percentage of revenues, selling and marketing expenses decreased from 18.1% in the second quarter of 2006 to 16.4% in the second quarter of 2007.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll-related costs, insurance expense and professional services, increased by $0.5 million to $2.3 million for the second quarter of 2007. The increase is associated with increased stock compensation expense, professional service fees that related to tax and legal planning associated with the Company’s agreement to purchase the net assets of the Broadband Test Division of Teradyne, Inc., as well as other administrative costs. As a percentage of revenues, general and administrative expenses increased from 11.5% in the second quarter of 2006 to 16.5% in the second quarter of 2007.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense decreased by $0.6 million, or 16.6%, to $3.0 million in the second quarter of 2007. The decrease in research and development expense is associated with lower numbers of employees in the core business, a decrease in prototype expenses, offset in part by additional employee costs associated with the acquisition of Emerson. As a percentage of revenues, research and development expense for the second quarter of 2007 was 21.1% down from 22.1% for the second quarter of 2006.
Restructuring Expense
On July 27, 2006, Tollgrade announced a restructuring program which included the consolidation of the Company’s operations at its leased Sarasota facility, discontinuance of various products, and the write-down of certain fixed assets and real estate. During the second quarter of 2007, we recorded $0.2 million of additional restructuring costs primarily associated with the refinement of estimates related to employee relocation and lease termination costs.
As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value, supported by independent real estate broker opinions. We expect the sale of this real estate to be completed within a year.
The majority of the cash payments remaining to be made under the restructuring program pertain to the remaining obligation for lease termination costs. The total of these payments that will be made throughout the second half of 2007 and the first two quarters of 2008 is approximately $0.3 million. Approximately 50% of these costs have been accrued at June 30, 2007, under the assumption that the Company will be successful in sub-leasing the Sarasota facility.
Interest Income
Interest and other income, comprised primarily of interest income in both quarterly periods, for the second quarter of 2007 was $0.7 million, an increase of $0.1 million from the second quarter of 2006. The increase is due to an increase in cash and short term investments and due to higher yields on our investments.
Income Taxes
Income taxes expense for the second quarter of 2007 was $0.2 million. The benefit for income taxes in the second quarter of 2006 was less than $0.1 million. The effective income tax rate for the second quarter of 2007 was 33.3% compared to a benefit of 27.3% in the second quarter of 2006. The increase in the effective rate is attributable to the gradual phase out of the Extraterritorial Income (“ETI”) tax benefit coupled with the proportional impact of certain other permanent items relative to pre-tax income. While we have made our best estimate of our effective rate for 2007, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2007. We expect our 2007 full year effective tax rate to be approximately 33.3%.
Net Income (Loss) and Income (Loss) Per Share
For the second quarter of 2007, our basic and diluted earnings per common share was $0.03 compared to net loss of $(0.01) per basic common share and diluted common share recorded in the second quarter of 2006. Basic and diluted weighted average common and common equivalent shares outstanding were 13.3 million and 13.5 million for the second quarter and six months ended June 30, 2007, respectively. The three and six months ended July 1, 2006 do not include the effect of dilutive securities due to the net loss which would make those securities anti-dilutive to the earnings per share calculation.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JULY 1, 2006
Revenues
The Company’s revenues for the six months ended June 30, 2007 were $27.2 million, a decrease of $6.6 million, or 19.6%, compared to revenues of $33.9 million reported for the six months ended July 1, 2006.

Sales of the Company’s DigiTest system products, which include LoopCare software, were $4.9 million in the six months ended June 30, 2007, a decrease of $2.9 million, compared to the six months ended July 1, 2006 of $7.8 million. The decrease in DigiTest revenue was associated with lower shipments to an ILEC customer due to completion of a testability project. During the six months ended June 30, 2007, we continued to experience lower sales in Tier 2 and Tier 3 markets due to changes in network deployment architecture. We do not expect revenues in the Tier 2 and 3 markets to return to historical levels until modifications to our current product offerings produce lower cost points, assuming customers choose to adopt this new product technology. In particular, we are addressing these market conditions with the pending general availability of our DigiTest ICE product. DigiTest system sales accounted for 17.9% and 23.0% of total revenues for the first six months of 2007 and 2006, respectively.
Sales of LoopCare software products separate and unrelated to DigiTest system products were $1.3 million in the six months ended June 30, 2007 compared with $1.0 million recorded in the six months ended July 1, 2006. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. When making a purchase decision for LoopCare software, our customers generally must complete a full technical evaluation of the software and develop a favorable business case within their organization. As a result, revenue from this product line can fluctuate significantly on a quarter by quarter basis. LoopCare software product sales comprised 4.8% of total revenues during the six months ended June 30, 2007 compared to 3.0% in the six months ended July 1, 2006.
Overall sales of cable hardware and software products decreased from $10.4 million for the six months ended July 1, 2006 to $6.8 million for the six months ended June 30, 2007. During the six months ended July 1, 2006, we experienced substantial shipments of our DOCSIS-based transponders (primarily attributed to sales in the first quarter of 2006), that did not repeat in the first six months of 2007. Cable hardware and software product sales amounted to 24.9% and 30.7% of the first six months of 2007 and 2006 revenue, respectively.
Sales of MCUs during the six months ended June 30, 2007 were $6.8 million, an increase of $0.4 million compared to the $6.4 million for the six months ended July 1, 2006. We believe demand for this product continues to be driven by emphasis on DSL rollouts out to remote terminal sites by certain RBOC customers. As a result, MCU sales represented 24.9% of total revenues for the six months ended June 30, 2007 compared to 18.9% for the six months ended July 1, 2006.
Service revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, decreased $1.3 million, or 18.3%, to $5.8 million in the six months ended June 30, 2007. The decrease is primarily attributable to lower revenue from project oriented professional services relating to two installation projects which were concluded in 2006. Service revenues amounted to 21.3% and 20.9% for the first six months of 2007 and 2006 revenue, respectively.
Sales of N(x)Test products, were $1.7 million for the six month period ending June 30, 2007 compared to $1.2 million in the six months ended July 1, 2006. Sales amounted to 6.3% and 3.5% of total second quarter 2007 and 2006 revenue, respectively. In addition, we expect trends in this product line will reflect cross selling efforts of DigiTest EDGE® and related broadband products to legacy N(x)Test customers.
Gross Profit
Gross profit for the six months ended June 30, 2007 decreased $0.7 million, or 4.8%, to $14.8 million. The decrease in gross profit is primarily a result of lower sales. As a percentage of sales, gross profit for the six months ended June 30, 2007 was 54.4% compared with 46% in the six month period ended July 1, 2006. The increase in gross profit as a percentage of sales was due to more favorable sales mix as well as a decrease in amortization expense.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, decreased $1.1 million, or 19.8%, to $4.5 million for the six months ended June 30, 2007 from $5.6 million in the six months ended July 1, 2007. The decrease reflects savings from the Company’s restructuring initiatives and lower commission expense. As a percentage of revenues, selling and marketing expenses remained flat at 16.6% in the first six months of 2006 and in the first six months of 2007.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, for the six months ended June 30, 2007 was $4.4 million, an increase of $0.3 million, or 6.3%, from the $4.2 million recorded in the six months ended July 1, 2006. The increase is primarily attributed to an increase in SFAS 123(R) expense related to restricted stock granted in the first quarter of 2007. As a percentage of revenues, general and administrative expenses increased from 12.4% in the first six months of 2006 to 16.3% in the first six months of 2007.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense, decreased by $1.3 million, or 18.0%, to $5.9 million in the six months ended June 30, 2007. The decrease in research and development expense is associated with a reduction in the number of employees through the restructuring efforts initiated by the Company on July 27, 2006. As a percentage of revenues, research and development expense increased to 21.8% in the six months ended June 30, 2007 from 21.4% in the prior year’s first six months.
Restructuring Expense
On July 27, 2006, Tollgrade announced a restructuring program which included the consolidation of the Company’s operations at its leased Sarasota facility, discontinuance of various products, and the write-down of certain fixed assets and real estate. During the six months ended June 30, 2007, we recorded $0.6 million of additional restructuring costs primarily associated with the refinement of estimates related to employee relocation and lease termination costs.

As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value, supported by independent real estate broker opinions. We expect the sale of this real estate to be completed within a year.
The majority of the cash payments remaining to be made under the restructuring program pertain to the remaining obligation for lease termination costs. The total of these payments that will be made throughout the second half of 2007 and the first two quarters of 2008 is approximately $0.3 million. Approximately 50% of these costs have been accrued at June 30, 2007, under the assumption that the Company will be successful in sub-leasing the Sarasota facility.
Interest Income
Interest and other income, comprised primarily of interest income, for the six months ended June 30, 2007 was $1.5 million, an increase of $0.3 million from the amount recorded in the six months ended July 1, 2006. The increase is due to an increase in cash and short term investments and due to higher yields on our investments.
Provision for Income Taxes
Income taxes expense for the six months ended June 30, 2007 was $0.3 million compared to a benefit of under $0.1 million for the six months ended July 1, 2006. The effective income tax rate for the six months ended June 30, 2007 was 33.3% compared to 28.5% in the six months ended July 1, 2006. The increase in the effective rate is attributable to the gradual phase out of the ETI tax benefit coupled with the proportional impact of certain other permanent items relative to pre-tax income. While we have made our best estimate of our effective rate for 2007, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2007.
Net (Loss) Income and (Loss) Earnings Per Share
As a result of the above factors, the net income for the six months ended June 30, 2007 was $0.6 million compared to net loss for the six months ended July 1, 2006 of $(0.2) million. For the six months ended June 30, 2007, our basic and diluted earnings per common share was $0.04 compared to a loss of ($0.01) per common share recorded in the prior year’s first six months. Basic and diluted weighted average common and common equivalent shares outstanding were 13.3 million and 13.5 million in the six months ended June 30, 2007.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the six months ended June 30, 2007 was $4.4 million compared to net cash used of less than $0.1 million for the same period in the prior year. The increase in net cash provided is attributed to a decline in trade receivables, offset in part, by an increase in inventory.
The Company had working capital of $85.9 million at June 30, 2007, an increase of $2.5 million from $83.4 million of working capital as of December 31, 2006. As of June 30, 2007, we had approximately $66.9 million in cash, cash equivalent and short term investments, which are available for corporate purposes, including acquisitions and other general working capital requirements, compared to $62.7 million at December 31, 2006. The increase in cash, cash equivalents and short term investments from December 31, 2006 to June 30, 2007 is primarily attributed to cash flow from operations.
Cash from investing activities decreased from cash provided of $1.5 million for the six months ended July 1, 2006 to cash used of $7.6 million for the six months ended June 30, 2007. The change is attributed to increased purchases of short term investments in the second quarter of 2007.
The Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility, expiring on December 19, 2009. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of our maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are payable quarterly at the rate of 0.25% per annum on the average unused commitment. As of June 30, 2007 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.
We announced on May 31, 2007 that we had reached a definitive agreement to acquire the net assets of the Broadband Test Division of Teradyne, Inc. The acquired business will add a significant European presence of customers for which Teradyne currently provides traditional POTS and DSL testing solutions. Pursuant to the terms of the asset purchase agreement, we will acquire substantially all of the assets of this business for approximately $12 million in cash, plus the assumption of specified liabilities, subject to adjustment for certain items. Completion of the acquisition is subject to customary closing conditions, and is expected to occur in the third quarter of 2007. We expect that the acquisition will be accretive to earnings per share in fiscal year 2007, and could add up to $10 million to 2007 revenues.
Our financial position enables us to meet our cash requirements for operations and capital expansion programs and to fund the acquisition of the net assets of Teradyne’s Broadband Test Division.
On July 25, 2007, the Board of Directors approved a share repurchase program, pursuant to which the Company may repurchase up to one million shares of the Company’s Common Stock through

December 31, 2007. Such purchases may be made through open market transactions and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.
KEY RATIOS
The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, was 65 and 60 days as of June 30, 2007 and July 1, 2006, respectively. The change was attributable to the timing of cash collection. The Company’s inventory turnover ratio was 2.8 and 3.1 turns at June 30, 2007 and July 1, 2006, respectively. The decrease in inventory turnover is related to our ongoing international projects and the associated delays in receiving acceptances.
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

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect these controls.
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
We currently depend upon a few major customers for a significant portion of our revenues and we expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers or a substantial reduction in the products that they purchase from us would significantly reduce our revenues and net income. Furthermore, decreases in the capital budgets of certain of these customers have led and could continue to lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital budgets of our RBOC customers, as well as many of our other customers and potential customers, are dictated by a number of factors, most of which are beyond our control, including:
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
If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues and net income would likely result.

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
We depend upon a relatively narrow range of products for the majority of our revenue. Our success in marketing our products is dependent upon their continued acceptance by our customers. In some cases, our customers require that our products meet their own proprietary requirements. If we are unable to satisfy such requirements, or forecast and adapt to changes in such requirements, our business could be materially harmed. In addition, we plan to introduce certain new products in the second half of 2007. The introduction of such products and their rate of acceptance could be delayed by, among other factors, extended testing or acceptance periods, requests for custom or modified engineering of such products to conform to customer requirements.
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

In addition, changes in network architecture experienced by our customers in the Tier 2 and 3 telephony market have affected and may continue to negatively affect our ability to sell products in these markets. Although we are addressing these changes with modifications to our existing products, if customers do not accept this new product technology, our revenues could be adversely affected.
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
Our reliance on third parties to manufacture certain elements of our products involves risks, including delays in product shipments and reduced control over product quality.
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
The Company is party to contracts with in-country partners for two international projects, in each case to supply our multi-layered testing solutions for country-wide networks. As these contracts are “as-ordered” contracts, the deployment of products in connection with these projects may be delayed, cancelled or reduced in scope if our customers fail to issue purchase orders that meet our expectations. In addition, product deployments under either or both of these projects could be delayed due to a variety of other factors including inability to obtain proper acceptances, the need to obtain acceptances on a site-by-site basis, difficulty in securing cooperation from or defects in the performance of our in-country partners, delays in project implementation, political instability, or other unforeseen obstacles or delays. Any of these factors could cause a reduction or delay in future revenues.
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

In the quarter ended June 30, 2007 we announced that we had entered into an agreement to acquire the net assets of the Broadband Test Division of Teradyne, Inc.. The closing of the transaction is subject to the satisfaction or waiver of certain conditions. In addition to the general risks discussed above, the acquisition is subject to the risks that we may be unable to secure key relationships with key suppliers, customers and employees of the acquired business, to achieve the synergies and revenue targets necessary to make the acquisition accretive during 2007, or to obtain foreign government-issued business, tax or other licenses or registrations in a timely manner, we may experience difficulties in gaining market acceptance of our products in the international customer base of the acquired business, possible delays in, or the inability to complete, the renewal of a significant maintenance contract with one of the customers of the acquired business, or to complete negotiation and execution of agreements with new customers, and difficulties associated with closing certain international opportunities, due to the risks and uncertainties inherent in international markets.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 16, 2007, the Company held its annual shareholders meeting. At the meeting, shareholders voted upon the following proposals:
(1) Election of Directors

Nominee for Director	Total Votes Cast	For	Withheld
Dr. Richard H. Heibel	13,132,957	12,772,924	360,033
Robert W. Kampmeinert	13,132,957	12,856,461	276,496
Messrs. Heibel and Kampmeinert were elected to the Board of Directors for three year terms to expire at the annual meeting of shareholders in 2010 and in each case until his successor is elected and qualified. The terms of Directors Mark Peterson, Daniel P. Barry and David S. Egan also continued after the meeting and will expire at the annual meeting of shareholders in 2008 and in each case until his successor is elected and qualified. The terms of Directors James J. Barnes and Brian C. Mullins also continued after the meeting and will expire at the annual meeting of shareholders in 2009 and in each case until his successor is elected and qualified.
(2) Approval of an amendment to the Company’s Amended and Restated Articles of Incorporation to declassify the Company’s Board of Directors, as described in more detail in the Company’s proxy materials.

For	Against	Abstain	Non-Votes
13,020,550	101,404	11,003	0
The proposal was approved.
(3) Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007

For	Against	Abstain	Non-Votes
13,017,824	105,312	9,821	0
The appointment was ratified.
Item 6. EXHIBITS
(a) Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
3.1b	Amendment effective May 17, 2007 to the Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 21, 2007.

3.2a	Bylaws of Tollgrade Communications, Inc. Amended and Restated effective May 17, 2007, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 21, 2007.

10.1*	Asset Purchase Agreement dated May 31, 2007 between Tollgrade Communications, Inc. and Teradyne, Inc., filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.

*	Note: Pursuant to Item 601(b)(2) of Regulation S-K, schedules containing disclosure of certain materials and exceptions to the representations and warranties have been omitted. The Company will provide a copy of such schedules supplementally to the SEC upon request. The description of the schedules is included only for purposes of Item 601(b)(2) of Regulation S-K.

™LoopCare is a trademark of Tollgrade Communications, Inc.
™Cheetah is a trademark of Tollgrade Communications, Inc.
™CheetahLight is a trademark of Tollgrade Communications, Inc.
™CheetahNet is a trademark of Tollgrade Communications, Inc.
™CheetahXD is a trademark of Tollgrade Communications, Inc.
™CheetahIP is a trademark of Tollgrade Communications, Inc.
™HUB is a trademark of Tollgrade Communications, Inc.
™ICE is a trademark of Tollgrade Communications, Inc.
™N(x)Test is a trademark of Tollgrade Communications, Inc.
™N(x)DSL is a trademark of Tollgrade Communications, Inc.
™N(x)DSL-3 a trademark of Tollgrade Communications, Inc.
™LTSC is a trademark of Tollgrade Communications, Inc.
®Tollgrade is a registered trademark of Tollgrade Communications, Inc.
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

Tollgrade Communications, Inc. (Registrant)
Dated: July 27, 2007	/s/ Mark B. Peterson
Mark B. Peterson
Chief Executive Officer

Dated: July 27, 2007	/s/ Samuel C. Knoch
Samuel C. Knoch
Chief Financial Officer and Treasurer

Dated: July 27, 2007	/s/ Sean M. Reilly
Sean M. Reilly
Controller

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
3.1b	Amendment effective May 17, 2007 to the Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 21, 2007.

3.2a	Bylaws of Tollgrade Communications, Inc. Amended and Restated effective May 17, 2007, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 21, 2007.

10.1*	Asset Purchase Agreement dated May 31, 2007 between Tollgrade Communications, Inc. and Teradyne, Inc., filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.

*	Note: Pursuant to Item 601(b)(2) of Regulation S-K, schedules containing disclosure of certain materials and exceptions to the representations and warranties have been omitted. The Company will provide a copy of such schedules supplementally to the SEC upon request. The description of the schedules is included only for purposes of Item 601(b)(2) of Regulation S-K.