Form 10-Q
period 2007-09-29
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2007-11-08
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2007

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
Yes ☑No ☐
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
Yes ☐No ☑
As of September 29, 2007, there were 13,156,000 shares of the Registrant’s Common Stock, $0.20 par value per share, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 29, 2007

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value) (Unaudited)

	September 29, 2007	December 31, 2006*
ASSETS
Current assets:
Cash and cash equivalents	$46,116	$57,378
Short-term investments	7,724	5,323
Accounts receivable:
Trade, net of allowance for doubtful	18,313	15,149
accounts of $488 in 2007 and $535 in 2006
Other	1,970	1,918
Inventories	13,170	8,556
Prepaid expenses	813	776
Deferred tax assets and refundable income tax	2,027	2,939
Assets held for sale	272	1,190

Total current assets	90,405	93,229
Property and equipment, net	3,674	3,301
Intangibles and capitalized software, net	47,775	41,487
Goodwill	24,665	23,836
Other assets	332	499

Total assets	$166,851	$162,352

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,265	$1,580
Accrued warranty	1,989	2,135
Accrued expenses	2,755	2,590
Accrued salaries and wages	388	658
Accrued royalties payable	525	200
Deferred income	3,226	2,783

Total current liabilities	11,148	9,946
Deferred tax liabilities and other taxes	3,600	2,962
Pension obligation	787	—

Total liabilities	15,535	12,908

Contingencies and commitments
Shareholders’ equity:
Preferred stock, $1.00 par value; 10,000 authorized shares, none issued	—	—
Common stock, $0.20 par value; authorized shares, 50,000; issued shares, 13,731 in 2007 and 13,709 in 2006	2,744	2,742
Additional paid-in capital	73,403	72,477
Treasury stock, at cost, 575 shares in 2007 and 462 shares in 2006	(5,900)	(4,791)
Retained earnings	81,003	79,016
Accumulated other comprehensive income	66	—

Total shareholders’ equity	151,316	149,444

Total liabilities and shareholders’ equity	$166,851	$162,352

*	Amounts derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Revenues:
Products	$15,530	$12,053	$36,979	$38,828
Services	5,048	2,896	10,822	9,982

Total revenues:	20,578	14,949	47,801	48,810

Cost of product sales:
Products	7,305	5,454	16,758	19,238
Services	1,424	982	3,234	3,601
Amortization of intangibles	903	962	2,041	2,853
Inventory restructuring writedown	—	4,346	—	4,346

	9,632	11,744	22,033	30,038

Gross Profit:	10,946	3,205	25,768	18,772

Selling and marketing	2,853	2,459	7,363	8,081
General and administrative	2,673	1,751	7,121	5,935
Research and development	3,694	3,233	9,639	10,484
Restructuring expense	233	1,500	827	1,500

Total operating expenses	9,453	8,943	24,950	26,000

Income (loss) from operations	1,493	(5,738)	818	(7,228)
Interest income	635	729	2,151	1,984

Income (loss) before income taxes	2,128	(5,009)	2,969	(5,244)
Provision (benefit) for income taxes	702	(1,759)	982	(1,826)

Net income (loss)	$1,426	$(3,250)	$1,987	$(3,418)

Earnings (loss) per share information:
Weighted average shares of common stock and equivalents:
Basic	13,207	13,247	13,241	13,236
Diluted	13,440	13,247	13,467	13,236
Net income (loss) per common and common equivalent shares:
Basic	$0.11	$(0.25)	$0.15	$(0.26)
Diluted	$0.11	$(0.25)	$0.15	$(0.26)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands) (Unaudited)

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income	Income	Total

Balance at December 31, 2006	—	$—	13,709	$2,742	$72,477	$(4,791)	$79,016	$—	$—	$149,444

Exercise of common stock options	—	—	10	2	87	—	—	—	—	89

Tax benefit from exercise of stock options	—	—	—	—	10	—	—	—	—	10

Purchase of Treasury Stock	—	—	—	—	—	(1,109)	—	—	—	(1,109)

Share based compensation	—	—	12	—	829	—	—	—	—	829

Foreign currency translation	—	—	—	—	—	—	—	66	66	66

Net income	—	—	—	—	—	—	1,987	—	1,987	1,987

Comprehensive income	—	—	—	—	—	—	—	—	$2,053	—

Balance at September 29, 2007	—	—	13,731	$2,744	$73,403	$(5,900)	$81,003	$66	—	$151,316

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2007	2006

Cash flows from operating activities :
Net income (loss)	$1,987	$(3,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,258	4,483
Compensation expense related to stock plans	829	378
Deferred and refundable income taxes	1,547	(1,635)
Excess tax benefits from share-based compensation	(10)	—
Restructuring charges	313	5,338
Provision for losses on inventories	333	(44)
Provision for allowance for doubtful accounts	96	19
Changes in assets and liabilities, net of acquisition:
Accounts receivable-trade	525	(3,770)
Accounts receivable-other	752	48
Inventories	(3,730)	(4,208)
Prepaid expenses and other assets	163	570
Accounts payable	215	(425)
Accrued warranty	(146)	(87)
Accrued expenses, deferred income & accrued salaries and wages	(1,988)	587
Accrued royalties payable	318	(421)
Income taxes payable	—	(428)

Net cash provided by (used in) operating activities	4,462	(3,013)

Cash flows from investing activities:
Purchase of Broadband Test Division (2007) and Emerson Test Division (2006)	(11,952)	(5,501)
Purchase of short-term investments	(11,608)	(7,589)
Redemption/maturity of short-term investments	9,207	18,354
Capital expenditures, including capitalized software	(1,220)	(1,003)
Sale of assets held for sale	892	—

Net cash (used in) provided by investing activities	(14,681)	4,261

Cash flows from financing activities:
Repurchase of treasury shares	(1,109)	—
Proceeds from the exercise of stock options	89	406
Excess tax benefits from share-based compensation	10	94

Net cash (used in) provided by financing activities	(1,010)	500

Effect of exchange rate changes on cash and cash equivalents	(33)	—

Net (decrease) increase in cash and cash equivalents	(11,262)	1,748
Cash and cash equivalents at beginning of period	$57,378	$49,421

Cash and cash equivalents at end of period	$46,116	$51,169

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
We report our quarterly results for the first three interim periods of 2007 based on fiscal quarters ending on Saturdays and for the fourth interim period ending on December 31. For the periods presented herein, our fiscal quarters ended September 29, 2007 (13 weeks) and September 30, 2006 (13 weeks). The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company” or “Tollgrade”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements as of and for the three and nine-month periods ended September 29, 2007 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine-month periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
RECLASSIFICATIONS
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
NEW ACCOUNTING STANDARDS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (“SFAS 159”). Under SFAS 159, entities may elect to measure specified financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We do not believe the adoption of SFAS 159 will have a material impact on our financial position and results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit

Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 123 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet for the fiscal year ending after December 31, 2008 and to recognize changes in that funded status through comprehensive income of a business entity in the year in which the changes occur. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet for fiscal years ending after December 15, 2008. The funded status of each of our pension and other postretirement benefit plans is currently measured as of September 29, 2007. We adopted SFAS 158 effective August 1, 2007 upon the acquisition of the Broadband Test Division of Teradyne, Inc. (see Note 4). The measurement provision of SFAS 158 will be adopted as of December 31, 2007.
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
SFAS 123(R) requires companies to record the effect of share-based payment awards based on fair market value. The fair value of options is determined using an option model utilizing quoted share prices on the date of option grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s unaudited Condensed Consolidated Statement of Operations. Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 29, 2007 and September 30,

2006 was $0.2 and $0.1 million, respectively, and for the nine months ended September 29, 2007 and September 30, 2006 was $0.8 million and $0.4 million, respectively. During the third quarter of 2007, the Company revised its estimated forfeiture rate from 0% to 8%. The impact of this change in estimate was a benefit in the third quarter of 2007 of approximately $0.1 million. At September 29, 2007, unamortized stock-based compensation expense related to the stock option and restricted stock grants was $0.9 million which, subject to certain performance targets and time-based vesting, will vest at various times throughout the next three years.

	Shares Authorized But Not Granted
	September 29, 2007	December 31, 2006

1998 Employee Incentive Compensation Plan	162,723	153,373
2006 Long-term Incentive Compensation Plan	1,149,451	1,276,666
     Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

	Number of		Weighted Average
	Shares	Range of Options Price	Exercise Price

Outstanding, December 31, 2006	1,358,385	$7.28-159.19	$30.24

Granted	10,000	9.84	9.84
Exercised	(10,500)	7.56-9.49	8.49
Cancelled	(38,121)	8.49-159.19	68.61

Outstanding, September 29, 2007	1,319,764	$7.28-159.19	$29.13

3. RESTRUCTURING
On July 27, 2006, Tollgrade announced a restructuring program which included the consolidation of the Company’s operations at its leased Sarasota facility, discontinuance of various products, and the write-down of certain fixed assets and real estate. During the third quarter of 2007, we continued to record certain additional restructuring costs, primarily associated with the refinement of estimates related to employee relocation and lease termination costs. The total expense incurred as a result of this program was $7.0 million through September 29, 2007. Additional expense could be incurred based on changes in estimates related to employee relocation costs.
The components of the charges and accrual at September 29, 2007 for this program are as follows (in thousands):

	Balance at				Balance at
	December 31,		Cash	Asset write-	September 29,
	2006	Expense	payments	downs	2007

Facility rationalization including employee costs	$341	$800	$(641)	$(286)	$214
Real estate impairment	—	27	—	(27)	—

Total	$341	$827	$(641)	$(313)	$214

As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value, supported by independent real estate broker opinions. We expect the sale of this real estate to be completed within a year.

The majority of the cash payments to be made under the restructuring program pertain to the remaining obligation for lease termination costs. The total of these payments that will be made throughout the fourth quarter of 2007 and the first two quarters of 2008 is approximately $0.2 million. We do not believe we will be successful in sub-leasing this facility and have accrued all remaining lease payments as of September 29, 2007.
In conjunction with the Broadband Test Division acquisition, the Company has committed to a plan to close its Deerfield, Illinois facility and relocate from the existing Bracknell, England location to another facility within Bracknell, England. We also expect to offer selected employees relocation benefits to relocate them to our corporate headquarters in Cheswick, Pennsylvania. We estimate the employee relocation and facility closure costs to be approximately $0.5 million and we expect these efforts will be completed by December 31, 2007. As of September 29, 2007, no cash payments have been made. There will be remaining lease payments into 2008. These costs were accounted for under Emerging Issue Task Force No. 95-3 (EITF 95-3) “Recognition of Liabilities in Connection with a Purchase Business Combination.”
4. ACQUISITION
On August 1, 2007, Tollgrade completed its previously announced acquisition of the Broadband Test Division of Teradyne, Inc. Tollgrade acquired substantially all of the assets for approximately $11.3 million in cash and assumed certain liabilities, and there were approximately $0.7 million in transaction fees for a total acquisition expenditure of $12.0 million. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. Accordingly, the results of operations of the acquired Broadband Test Division from August 1, 2007 are included in the consolidated financial statements of the Company. The Company has made a preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed. All intangible assets including goodwill are deductible for tax purposes over the appropriate tax life as determined by each country and are not expected to have any residual value. The purchase price allocation remains subject to change based on final valuation of acquired intangible assets.
The following summarizes the current estimated fair values as of the date of the acquisition (in thousands):

Accounts receivable	$4,524
Inventories	1,119
Property and equipment	551
Intangible assets	8,124
Goodwill	823
Other	21

Total assets acquired	15,162

Deferred income	1,545
Accounts payable	458
Pension obligation	743
Relocation and lease termination	464

Total liabilities	3,210

Net assets acquired	$11,952

The following condensed pro forma results of operations reflect the pro forma combination of the Company and the acquired Broadband Test Division business as if the combination occurred as of the beginning of each of the periods presented. Revenues for the periods prior to the Company’s ownership were based on historical information provided by Teradyne, Inc. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have been incurred had the Broadband Test Division acquisition been consummated on January 1, 2006 or 2007. In addition, these results are not intended to be projections of future results.

	(In Thousands, Except Per Share Data)
	Unaudited Pro Forma	Unaudited Pro Forma
	Three Months Ended	Three Months Ended
	September 29, 2007	September 30, 2006
Revenues	$21,507	$19,354
Income (loss) from operations	498	(8,161)
Net income (loss)	759	(4,822)
Basic and diluted earnings (loss) per share	$0.06	$(0.36)

	(In Thousands, Except Per Share Data)
	Unaudited Pro Forma	Unaudited Pro Forma
	Nine Months Ended	Nine Months Ended
	September 29, 2007	September 30, 2006
Revenues	$58,955	$64,915
Income (loss) from operations	812	(11,301)
Net income (loss)	1,983	(6,073)
Basic and diluted earnings (loss) per share	$0.15	$(0.46)
The three and nine months ended September 30, 2006 includes certain non-recurring charges related to inventory restructuring writedown and other restructuring charges for both the Company and the Broadband Test Division, during the time it was still a part of Teradyne, Inc. The total restructuring charges for the three and nine months ended September 30, 2006 were $6.8 million and $7.7 million, respectively.

On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson Network Power, Energy System, North America, Inc. (“Emerson”) for $5.5 million in cash. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the results of operations of the acquired Emerson test systems business from February 24, 2006 are included in the consolidated financial statements of the Company. During the second quarter of 2007, we reached a settlement with Emerson resulting in no purchase price adjustment. All intangible assets including goodwill are deductible for tax purposes over a fifteen year period and are not expected to have any residual value.
The following summarizes the estimated fair values as of the date of the acquisition (in thousands):

Accounts receivable	$1,827
Inventories	1,113
Property and equipment	112
Intangible assets	1,113
Goodwill	2,274

Total assets acquired	6,439

Deferred income	175
Accounts payable	636
Restructuring accrual	127

Total liabilities	938

Net assets acquired	$5,501

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

(In Thousands, Except Per
Share Data)
Unaudited Pro Forma
Nine Months Ended
September 30, 2006
Revenues	$50,376
(Loss) from operations	$(7,218)
Net (loss)	$(3,412)
Basic and diluted (loss) per share	$(0.26)
5. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

		September 29, 2007
Amortizing Intangible Assets:			Accumulated
	Life (Years)	Gross	Amortization	Net

Post Warranty Service Agreements	6-50	$38,347	$1,519	$36,828
Technology	5-10	18,640	13,029	5,611
Customer Relationships	5-15	3,426	1,042	2,384
Other	1-10	835	183	652

Non-Amortizing Intangible Assets:
Tradenames		2,300	—	2,300

Total Intangible Assets		$63,548	$15,773	$47,775

Goodwill		$24,665	$—	$24,665

		December 31, 2006
Amortizing Intangible Assets:			Accumulated
	Life (Years)	Gross	Amortization	Net

Post Warranty Service Agreements	50	$32,000	$800	$31,200
Technology	5-10	17,912	12,057	5,855
Customer Relationships	5-15	2,843	748	2,095
Other	1-3	159	122	37
Non-Amortizing Intangible Assets:
Tradenames		2,300	—	2,300

Total Intangible Assets		$55,214	$13,727	$41,487

Goodwill		$23,836	$—	$23,836

Finite lived intangible assets are generally amortized utilizing an accelerated method which reflects the pattern in which the economic benefits of the customer relationship asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life. All amortization of intangible assets is recorded in cost of goods sold. The intangible assets associated with the acquisition of the net assets of the Broadband Test Division of Teradyne as of September 29, 2007 were:

	Life(Years)	Weighted Average Amortization Period (Years)
Post-warranty service agreement	6-48	25.6	$6,347
Customer relationships	10	10.0	583
Technology	10	10.0	644
Other	2-10	8.8	675
Total			$8,249
The Company currently estimates its total amortization expense including the intangible assets associated with the Broadband Test Division of Teradyne to be $1.1 million for the remaining three months of 2007 and $4.0 million, $3.5 million, $3.0 million, and $2.3 million for the years ended December 31, 2008, 2009, 2010 and 2011, respectively, and $31.6 million for periods thereafter.
6. PENSION
As a result of our acquisition of the Broadband Test Division the Company assumed a defined benefit pension plan for three employees based in the Company’s German location. The German pension obligation assumed as of August 1, 2007 was approximately $0.7 million. Net periodic pension expense recorded from the date of the acquisition through September 29, 2007 was insignificant. The pension obligation as of September 29, 2007 was approximately $0.8 million. The increase in pension obligation from August 1, 2007 through September 29, 2007 was related primarily to changes in foreign exchange rates. The pension obligation was estimated using the following assumptions: a discount rate of 5.2%, salary rate increase of 3%, standard mortality tables, and early retirement and turnover rates consistent with historical rates.
7. INVENTORIES
Inventories consisted of the following (in thousands):

	September 29, 2007	December 31, 2006
Raw materials	$8,414	$5,895
Work in process	3,504	2,728
Finished goods	3,439	2,358

	15,357	10,981
Reserve for slow moving and obsolete inventory	(2,187)	(2,425)

	$13,170	$8,556

8. PER SHARE INFORMATION
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
A reconciliation of earnings per share is as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 29, 2007	September 29, 2007
Net Income	$1,426	$1,987

Common and common equivalent shares:
Weighted average common shares outstanding	13,207	13,241
Effect of dilutive securities- stock options	233	226

	13,440	13,467

Income per share:
Basic	$0.11	$0.15
Diluted	$0.11	$0.15
9. PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.
Activity in the warranty accrual is as follows (in thousands):

	Nine Months Ended	Year Ended
	September 29, 2007	December 31, 2006
Balance at the beginning of the period	$2,135	$2,220

Accruals for warranties issued during the period	1,002	1,595

Settlements during the period	(1,148)	(1,680)

Balance at the end of the period	$1,989	$2,135

10. CONTINGENCIES AND COMMITMENTS
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

11. INCOME TAXES
On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, unrecognized tax benefits were $97,000 all of which would affect the Company’s effective tax rate if recognized. At September 29, 2007, unrecognized tax benefits were approximately $135,000. We do not expect any significant changes to this liability.
The Company recognized interest and penalties related to uncertain tax positions in income tax expense. As of September 29, 2007, the Company has approximately $17,100 of accrued interest related to uncertain tax positions.
The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
The Company intends to permanently reinvest accumulated earnings in foreign subsidiaries as of September 29, 2007. As a result, deferred taxes have not been provided on foreign earnings at September 29, 2007. If the Company’s intention changes and such amounts are expected to be repatriated, deferred taxes will be provided.
12. MAJOR CUSTOMERS AND INTERNATIONAL SALES
The Company’s primary customers for its products and services are the Regional Bell Operating Companies (“RBOCs”), large international telephone service providers, certain major independent telephone companies, and most of the major domestic cable operators. Of these major customer groups, the RBOCs are the most significant. For the third quarter ended September 29, 2007, sales to the RBOCs accounted for approximately 30.3% of the Company’s total revenue, compared to approximately 35.2% of total revenue for the third quarter of 2006. Sales to AT&T (including BellSouth Corporation which became a wholly-owned subsidiary of AT&T in 2006) comprised 21.7% of the Company’s total revenue for the third quarter of 2007. Sales to AT&T comprised 28.0% of the Company’s total revenue for the third quarter of 2006. Additionally, sales to one international customer comprised approximately 18.2% of the Company’s third quarter 2007 revenue. As of September 29, 2007, the Company had approximately $7.0 million of accounts receivable with three customers, all of which individually exceeded 10% of our September 29, 2007 receivable balances. As of December 31, 2006, the Company had approximately $4.2 million of accounts receivable with two customers, both of which individually exceeded 10% of our December 31, 2006 receivable balances.
For the nine months ended September 29, 2007 and September 30, 2006, sales to the RBOCs accounted for approximately 35.2% and 31.4%, respectively, of the Company’s total revenue. Sales to AT&T (including BellSouth Corporation which became a wholly-owned subsidiary of AT&T in 2006) comprised approximately 26.9% and 24.7% of the Company’s total revenue for the nine months ended September 29, 2007 and September 30, 2006, respectively. The Company had sales to one cable OEM customer Alpha Technologies, Inc. (“Alpha”) that were approximately 12.6% of the Company’s consolidated revenue for the nine month period ended September 30, 2006. The Company did not have sales exceeding 10% of its consolidated revenue to any customers for its cable products and services in the nine months ended September 29, 2007.
International sales represented approximately $10.0 million, or 48.6%, of the Company’s total revenue for the quarter ended September 29, 2007, compared to $5.2 million, or 34.8%, for the quarter ended September 30, 2006. Our international sales were primarily in three geographic areas based upon customer location for the quarter ended September 29, 2007: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $1.5 million and $1.2 million, sales in EMEA were approximately $8.4 million and $3.8 million, and sales in Asia were approximately $0.1 million and $0.2 million for the quarters ended September 29, 2007 and September 30, 2006, respectively.
International sales represented approximately $17.2 million, or 36.0% of the Company’s total revenue for the nine months ended September 29, 2007 compared to $11.4 million, or 23.4%, for the nine months ended September 30, 2006. Our international sales were primarily in three geographic areas based upon customer location for the nine months ended September 29, 2007: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales in the Americas were approximately $3.8 million and $3.6 million, sales in EMEA were approximately $13.1 million and $7.3 million, and sales in Asia were approximately $0.3 million and $0.5 million for the nine months ended September 29, 2007 and the nine months ended September 30, 2006, respectively.
13. SHARE REPURCHASE PROGRAM
On July 25, 2007, the Board of Directors approved a share repurchase program, pursuant to which the Company may repurchase up to one million shares of the Company’s Common Stock through December 31, 2007. Such purchases may be made through open market transactions and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. During the third quarter of 2007, Tollgrade purchased 113,491 shares of treasury stock for approximately $1.1 million.
14. COMPREHENSIVE INCOME
The following table summarizes the components of other comprehensive income for all periods presented:

	Three Months Ended	Nine Months Ended
(in thousands)	September 29, 2007	September 29, 2007
Net income	$1,426	$1,987
Foreign currency translation adjustments	66	66

Comprehensive income	$1,492	$2,053

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
OVERVIEW
About the Company
Tollgrade designs, engineers, markets and supports test system, test access and status monitoring products and test software for the telecommunications and cable television industries in the United States and in certain international markets. The Company’s telecommunications proprietary test access products enable telephone companies to use their existing line test systems to remotely diagnose problems in Plain Old Telephone Service (“POTS”) lines containing both copper and fiber optics. The Company’s test system products focus on helping local exchange carriers conduct the full range of fault diagnosis along with the ability to pre-qualify, deploy and maintain service offerings, including Digital Subscriber Line (“DSL”) service. The Company’s cable products consist of a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax distribution system. The status monitoring system consists of a host for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes.
About our customers
The Company’s primary customers for its products and services are the Regional Bell Operating Companies (“RBOCs”), large international telephone service providers, certain major independent telephone companies, and most of the major domestic cable operators. Of these major customer groups, the RBOCs are the most significant. For the third quarter ended September 29, 2007, sales to the RBOCs accounted for approximately 30.3% of the Company’s total revenue, compared to approximately 35.2% of total revenue for the third quarter of 2006. Sales to AT&T (including BellSouth Corporation, which became a wholly-owned subsidiary of AT&T in 2006) comprised approximately 28.0% of the Company’s total revenue for the third quarter of 2006. Sales to AT&T comprised 21.7% of the Company’s total revenue for the third quarter of 2007. Additionally, sales to one international customer comprised approximately 18.2% of the Company’s third quarter 2007 revenue.
For the nine months ended September 29, 2007 and September 30, 2006, sales to the RBOCs accounted for approximately 35.2% and 31.4%, respectively, of the Company’s total revenue. Sales to AT&T (including BellSouth Corporation which became a wholly-owned subsidiary of AT&T in 2006) comprised approximately 26.9% and 24.7% of the Company’s total revenue for the nine months ended September 29, 2007 and September 30, 2006, respectively. The Company had sales to one cable OEM customer Alpha Technologies, Inc. (“Alpha”) that were approximately 12.6% of the Company’s consolidated revenue for the nine month period ended September 30, 2006.
PRODUCTS
TELECOMMUNICATION TEST SYSTEMS
Our proprietary telecommunications test and measurement products enable the telephone companies to use their existing line test systems to remotely diagnose problems in POTS lines containing both copper and fiber optics as well as qualify and troubleshoot broadband DSL and IP services. POTS lines provide traditional voice service as well as connections for communication devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.” POTS lines still comprise the vast majority of lines in service today throughout the world. We also sell our telecommunications test and measurement products to carriers that do not yet have POTS and DSL test systems, as well as to those seeking to replace older generation test systems. Our products enable the carrier to eliminate false dispatches, while providing high quality troubleshooting of problems for its subscribers.
DigiTest
Our DigiTest product family, including DigiTest EDGE®, DigiTest HUB™ and DigiTest ICE™, electrically measure the characteristics and connection performance of copper POTS and broadband circuits and reports those measurements to our LoopCare Operation Support System (“OSS”). The LoopCare OSS, in turn, analyzes that measurement data and creates an easy-to-understand fault description. At the same time, the LoopCare system can generate a dispatch to a work center so that a repairman can fix the problem. The DigiTest product family can also serve as a replacement for aging Loop Test Systems (“LTS”) equipment widely deployed in current POTS networks. In addition, LoopCare and the DigiTest product family can be used to determine whether customer lines are suitable for DSL services, and to remotely isolate troubles for various DSL services.
LoopCare has remained the major OSS utilized by the RBOCs for over twenty-five years to test the integrity and quality of their POTS network infrastructure. The LoopCare OSS, which we offer both as part of the DigiTest system and as a stand-alone software product that can interface with certain other test heads on the market, currently manages testing operations for more than 75% of the copper pairs in the United States, and is the qualification, installation and maintenance tool used to troubleshoot more than 150 million POTS, ISDN and DSL subscribers worldwide. With the acquisition of the Broadband Test Division of Teradyne, Inc. we estimate that our telephony embedded base of worldwide metallic access lines under test is more than 300 million.
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
Our most recent addition to the DigiTest product family is the DigiTest ICE™, which we expect to be available to certain markets by the end of 2007. Optimized for deployment at remote DSLAM locations, DigiTest ICE will be a cost-effective solution, providing both metallic and multi-layered DSL testing to help service providers install and maintain broadband triple play services within their emerging deep fiber remote terminal networks.
In addition to the LoopCare OSS software sold as part of the DigiTest system, we also sell new LoopCare features to existing customers and the base LoopCare OSS as a stand-alone product to Competitive Local Exchange Carriers (“CLECs”) for use with test heads other than our DigiTest hardware.
Broadband Test Division
We significantly expanded our offering of telecommunication test system products with the acquisition of the Teradyne Broadband Test Division. These products complement our existing product portfolio and are primarily sold into international markets. The acquired products include the Test System Controller, which provides the centralized processing of diagnostics and test results and is the interface platform to operational support systems, switch elements and other data sources. The Loop Diagnostic

Unit (LDU™) is an advanced DSP-based test head designed to meet the requirements of central office / exchange installations and remote node installations, providing best-in-class physical and logical testing of triple-play services served from traditional switched networks, broadband DSLAMs, or new IP-based Fiber-To-The-Node (FTTN) networks. The LDU supports full 4TEL™ and Celerity™ physical loop test functions, enabling network operators to reduce the cost of provisioning and maintaining voice and broadband Internet and video services.
The 4TEL Line Test Application provides comprehensive voice and DSL service assurance loop test capabilities. It provides demand and routine test capabilities for both reactive and proactive maintenance of the copper plant. The 4TEL II™ expert system utilizes the LDU’s ability to detect electronic ringers to accurately segment faults to the exchange/remote node, cable plant or customer premises. Field craft can use 4TEL’s Voice Response System to access the LDU capabilities for fast, convenient test results data.
Also acquired was the Celerity Line Test Application, which, when working with the LDU, provides swept-frequency measurement capability to deliver unequalled pre-qualification, provisioning support and service assurance capability to DSL providers. Through demand or routine testing, the LDU provides the Celerity analysis engine with measurement data used to determine a loop’s capability to support various service levels. Signature analysis can identify load coils, CO splitters and other DSL inhibitors.
N(x)Test™, N(x)DSL-3™ and LTSC™
In 2006, Tollgrade also added telecommunications testing products with the Emerson acquisition, including the N(x)Test, N(x)DSL-3 and LTSC software. The N(x)Test product is a modular, subscriber loop measurement unit which can address broadband testing, standard demand and interactive testing and OSS-controlled ALT batch processing on subscriber loops, as well as the pre-qualification of loops for DSL services. The N(x)DSL-3 test unit provides higher layer testing capability for various DSL services a customer may deploy. The LTSC software has multi-tasking capabilities that can stand alone or become an integrated process to an existing OSS in order to provide a totally integrated line testing platform for the customer’s operations.
MCU
Our legacy MCU® products plug into Digital Loop Carrier (“DLC”) systems, the large network transmission systems used by telephone companies to link the copper and fiber-optic portions of the local loop. MCU products allow our customers to extend their line testing capabilities to all of their POTS lines served by a DLC system regardless of whether the system is fed by a copper or fiber optic link. DLC systems, which are located at telephone companies’ central offices and at remote sites within local user areas, effectively multiplex the services of a single fiber-optic line into multiple copper lines. In many instances, several DLC systems are located at a single remote site to create multiple local loops that serve several thousand different end-user homes and businesses. Generally, for every DLC remote site, customers deploy at least two MCU line-testing products.

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
Our cable offerings currently consist of our proprietary CheetahLight™ and CheetahNet™ software systems and maintenance, our CheetahXD™ Broadband assurance software and maintenance, head-end controllers, return path switch hardware, both proprietary and DOCSIS®-based and Euro-DOCSIS™-based transponders, and other equipment, which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes. A significant portion of the sales of our DOCSIS®-based status monitoring equipment is through our reseller Alpha, the leading supplier of power management products to the cable industry.
Our CheetahIP™/HFC service assurance solution provides remote visibility into IP efficiency. This fully integrated solution allows cable operators to proactively test and monitor Voice over Internet Protocol (“VoIP”) and Video on Demand (“VOD”) using hardware test probes and software analysis tools.
SERVICES
Our Services offerings include software maintenance as well as professional services, which are designed to make sure that all of the components of our customers’ voice test systems operate properly. Our Services business has shifted away from traditional POTS-based testability services, which has caused revenues from Services to be less predictable. The Services business was considerably expanded due to the addition of software maintenance agreements acquired as part of the acquisition of the Broadband Test Division.
BACKLOG
Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of September 29, 2007, the Company had backlog of approximately $23.0 million compared to $10.0 million as of December 31, 2006 and $11.6 million as of September 30, 2006. The order backlog as of September 29, 2007 includes approximately $11.8 million associated with the acquired Broadband Test Division products and services. The backlog at September 29, 2007 and December 31, 2006 includes approximately $11.8 million and $5.7 million, respectively, related to software maintenance contracts, which are earned and recognized as income on a straight-line basis during the remaining term of the underlying agreements. The Company’s policy is to include a maximum of twelve months revenue from multi-year maintenance agreements in reported backlog.
We have entered into LoopCare software maintenance agreements with all four RBOCs. One of these agreements expires December 31, 2007, and the renewal is being negotiated with that customer. Two other RBOC LoopCare agreements expire on December 31, 2008 and an additional agreement expires on December 31, 2011.
Management expects that approximately 46% of the current backlog will be recognized as revenue in the fourth quarter of 2007. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.
OPERATING SEGMENT
On August 1, 2007 we completed the acquisition of the Broadband Test Division from Teradyne Inc. We have determined that our business, including the Broadband Test Division, has one operating segment, test assurance. All product sales relate to the business of testing infrastructure and networks for the telecommunications and cable industries. Our products have similar production processes, and are sold through comparable distribution channels and means to similar types and classes of customers already in, or entering into, the telecommunications and cable businesses. Operating results are regularly reviewed by the Company’s Chief Operating decision maker regarding decisions about the allocation of resources and to assess performance.
INTERNATIONAL SALES
International sales represented approximately $10.0 million, or 48.6% of the Company’s total revenue for the quarter ended September 29, 2007, compared to $5.2 million, or 34.8%, for the quarter ended September 30, 2006. Our international sales were primarily in three geographic areas based upon customer location for the quarter ended September 29, 2007: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $1.5 million and $1.2 million, sales in EMEA were approximately $8.4 million and $3.8 million, and sales in Asia were approximately $0.1 million and $0.2 million for the quarters ended September 29, 2007 and September 30, 2006, respectively. The addition of the Broadband Test Division has significantly enhanced the Company’s international footprint.
International sales represented approximately $17.2 million, or 36.0% of the Company’s total revenue for the nine months ended September 29, 2007 compared to $11.4 million, or 23.4%, for the nine months ended September 30, 2006. Our international sales were primarily in three geographic areas based upon customer location for the nine months ended September 29, 2007: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales in the Americas were approximately $3.8 million and $3.6 million, sales in EMEA were approximately $13.1 million and $7.3 million, and sales in Asia were approximately $0.3 million and $0.5 million for the nine months ended September 29, 2007 and the nine months ended September 30, 2006, respectively.
As previously disclosed, at the end of 2006 we were awarded two international projects that have contributed to 2007 sales. We have recorded revenue of approximately $4.8 million in the third quarter of 2007 related to these projects and total revenue for the nine months ended September 29, 2007 of $6.6 million. Although we originally expected most of the potential revenue from these two projects to be recognized in 2007, the timing of completion of these projects has been extended. As a result, trial and acceptance by these customers of our newer technologies will continue into 2008.

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
Revenue Recognition
We market and sell test system hardware and related software to the telecommunications and cable television industries. The Company follows Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” for hardware and software sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The majority of our hardware sales are made to RBOCs and other large international customers. Delivery terms of hardware sales are predominantly FOB origin. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue is deferred unless the Company can objectively determine delivery occurred before the end of the applicable reporting period. Revenue is recognized for these customers upon shipment against a valid purchase order. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers, certain international customers and/or those in weak financial condition.
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
Goodwill and Intangible Assets
At September 29, 2007, we had net intangible assets of $72.4 million including Goodwill of $24.7 million primarily resulting from the acquisitions of the LoopCare product line in September 2001, the Cheetah product line in February 2003, the test business of Emerson in February 2006 and the purchase of the Broadband Test Division in August 2007. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets, not be amortized for financial reporting purposes. Finite-lived intangible assets are amortized on a straight-line basis or an accelerated method, whichever better reflects the pattern in which the economic benefits of the asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
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
On August 1, 2007, Tollgrade acquired certain assets associated with the Broadband Test Division of Teradyne, Inc. for a purchase price of approximately $11.3 million in cash and assumed certain liabilities and there were acquisition costs of $0.7 million for a total acquisition expenditure of $12.0 million. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. Accordingly, the results of operations of the acquired Broadband Test Division from August 1, 2007 are included in the consolidated financial statements of the Company. The preliminary purchase price allocation for the third quarter of 2007 remains subject to change based on finalization of the closing net assets. All intangible assets are deductible for tax purposes over the appropriate tax life as determined by each country and are not expected to have any residual value. Based on our purchase price allocation, we have identified $0.6 million of customer relationship intangible assets and $0.6 million in technology related intangible assets. We also have identified $6.3 million associated with customer maintenance contracts and $0.7 million to other intangible assets acquired. Based on the purchase price allocation we have recorded goodwill of approximately $0.8 million.
Sensitivity Analysis
Certain portions of the telecom market serviced by the Company’s products are evolving and, when appropriate, management reviews the impact of such changes on the key assumptions underlying the valuation of each of its intangible assets. Technological advances, as well as potential changes in strategic direction by any of the Company’s key telecom or cable customers, could result in an impairment or substantial reduction in one or more of the estimated lives over which the respective intangible asset(s) is/are currently being amortized. The following table lists intangible assets with a remaining life at September 29, 2007:

	Years
		Remaining	Carrying	Rolling
	Original	Life at	Value at	Projected
Asset Description	Life	09/29/07	09/29/07	Amortization
			(in millions)
LoopCare
Base Software	10	4.00	$1.8	$0.5
Post-Warranty Maintenance Service Agreements	50	48.00	30.7	0.6
Cheetah
Base Software	10	5.25	1.6	0.3
Proprietary Technology	10	5.25	0.5	0.1
Customer Base	15	10.25	1.7	0.3
Emerson
Proprietary Technology	5	3.50	0.5	0.2
Customer Relationship	5	3.50	0.1	—
BTD
Post Warranty Maintenance Service Agreements	48	47.85	1.5	0.4
Post Warranty Maintenance Service Agreements	20	19.85	3.7	0.7
Post Warranty Maintenance Service Agreements	10	9.85	0.7	0.2
Post Warranty Maintenance Service Agreements	6	5.85	0.2	0.1
Technology	10	9.85	0.6	0.1
Customer Relationship	10	9.85	0.5	0.2
Other	2-10	1.85-9.85	1.4	0.4

			$45.5	$4.1

In the event that the Company would reevaluate the above estimated useful lives in the future due to changed events and circumstances, annual amortization would increase based on the respective intangible asset’s carrying value and revised remaining useful life.

Reviews for Impairment
Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are reviewed for impairment at least annually or more frequently if events or changes in circumstance indicate that the carrying value of such assets may not be recoverable. During these reviews for impairment of indefinite lived assets, other than goodwill, we review any changes in facts and circumstances which would impact the estimated useful life of the asset. We perform our annual impairment tests on December 31st of each year. With respect to goodwill, we have determined that we have one reporting unit. At December 31, 2006, we based our goodwill impairment test on a comparison of the fair value, which we estimated based on our market capitalization and an estimated control premium to the Company’s book value. Our goodwill impairment test indicated no impairment in 2006 or in prior years. We did not have any triggering events at September 29, 2007. In the period subsequent to September 29, 2007, the quoted price of our common stock on The Nasdaq Global Select Market has declined. We will continue to monitor the impact of this decline as it relates to our year-end impairment tests. These impairment tests consider several factors including a control premium, but critical to the evaluation is the quoted market value of our shares. Should we determine that the decline in the quoted market value of our shares is other than temporary, we may be required to record an impairment of goodwill at December 31, 2007. Indefinite lived intangible assets are valued using the relief from royalty method with no residual value. For indefinite lived intangible assets, our annual impairment tests indicated no impairment and the results of our review of useful lives, based on current events and circumstances, continue to support the indefinite lives.
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
This testing relative to impairments involves critical accounting estimates. We relied upon our revised financial plan for 2007 and best estimates of revenues and cash flows for later years in measuring current values; however, these expectations may not be realized and future events and market conditions might indicate material impairment of value that could result in material charges to net income. Such a future situation would not, however, in and of itself affect our cash flow or liquidity.
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
Income Taxes
We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We evaluate all remaining deferred tax assets based on our current outlook, and, as of September 29, 2007, we believe all remaining assets will be utilized. There have been no significant changes in our state net operating losses or valuation allowances during the current quarter. On January 1, 2007, we adopted Financial Standards Accounting Board Interpretation No, 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of this interpretation required no cumulative effect adjustment to be recorded.

Warranty
We provide warranty coverage on our various products. Terms of coverage range from up to one year on software to one to five years for hardware products. We review products returned for repair under warranty on a quarterly basis and adjust the accrual for future warranty costs based upon cumulative returns experience. We also evaluate special warranty problems for products with high return rates to correct the underlying causes and, where deemed necessary, to provide additional warranty expense for expected higher returns of these products. Warranty costs associated with software sales are also accrued based on the projected hours to be incurred during the warranty period (normally three months). The accounting for warranty costs involves critical estimates and judgments that can have a material effect on net income.
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
Restructuring Accrual
In July 2006, we began to implement a formalized restructuring program based on our business strategies and economic outlook to increase efficiency and reduce costs. In connection with these strategic initiatives, we have recorded estimated expenses associated with employee severance, relocation and lease termination costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), generally costs associated with restructuring activities initiated after December 31, 2002 have been recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance and the timing of execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
Pension Benefits
We sponsor a defined benefit pension plan for three employees based in Germany. Accounting for the cost of this plan requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life of employees participating in this plan. This estimation requires our judgment about the discount rate used to determine these obligations, rate of future compensation increases, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
In the valuation of this pension benefit liability, management utilizes various assumptions. We determine our discount rate based on an investment grade bond yield curve with a duration that approximates the benefit payment timing of each plan. This rate can fluctuate based on changes in investment grade bond yields.
Future compensation rates, withdrawal rates and participant retirement age are determined based on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on a review of published mortality tables.
Stock-Based Compensation
We recognize stock-based compensation expense for all stock option and restricted stock awards over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). We utilize the Black-Scholes valuation method to establish fair value of all awards. The Black-Scholes valuation method requires that we make certain estimates regarding estimated forfeiture rates, expected holding period and stock price volatility.
Foreign Currency Translation
The assets and liabilities of our international operations are translated into U.S. (United States) dollars using year-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss). The local currency is the functional currency for all of our locations.
These areas involving critical accounting estimates are periodically reviewed and discussed with the Audit Committee of our Board of Directors.
RESULTS OF OPERATIONS
THIRD QUARTER OF 2007 COMPARED TO THIRD QUARTER OF 2006
Revenues
The Company’s revenues for the third quarter of 2007 were $20.6 million, a $5.6 million increase, or 37.7%, compared to revenues of $14.9 million reported for the third quarter of 2006.
Sales of the Company’s DigiTest system products, which include LoopCare software and the Emerson products, were $6.8 million in the third quarter of 2007, an increase of $2.5 million, compared to sales in the third quarter of 2006 of $4.3 million. DigiTest system revenues increased primarily as a result of deployment of products for our international customers. DigiTest system products revenue accounted for 33% and 29% of total revenues for the third quarter of 2007 and 2006, respectively. During the third quarter of 2007, we continued to experience lower sales in Tier 2 and Tier 3 markets due to changes in network deployment architecture. We do not expect revenues in the Tier 2 and 3 markets to return to historical levels until modifications to our current product offerings produce lower cost points, assuming customers choose to adopt this new product technology. In particular, we are addressing these market conditions with the pending general availability of our DigiTest ICE product. General domestic market delays caused by these and our Tier 1 customers not yet finalizing their transitions and approach to upgrading their access network service assurance solutions have also adversely impacted expected DigiTest and ICE revenues for the third quarter and 2007 year to date.
Sales of LoopCare software products separate and unrelated to DigiTest system products were $0.2 million in the third quarter of 2007 compared to $0.7 million in the third quarter of 2006, which represented 1% and 5% of revenue for the three months ended September 29, 2007 and September 30, 2006, respectively. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. When making a purchase decision for LoopCare software, our customers generally must complete a full technical evaluation of the software and develop a favorable business case within their organization. As a result, revenue from this product line can fluctuate significantly on a quarter by quarter basis. Further, service providers continue to carefully evaluate expenditures in this area as they focus their capital expenditures on new network elements, which has constrained LoopCare purchases and substantially lengthened selling cycles. The same domestic market delays affecting expected 2007 DigiTest and ICE revenues mentioned above have also adversely impacted stand-alone LoopCare software revenues for the quarter and 2007 year to date.
Sales of hardware and software products from the newly acquired Broadband Test Division were $2.2 million for the quarter ended September 29, 2007, which represents 11% of total third quarter 2007 revenue.
Overall sales of cable hardware and software products were $2.8 million in the third quarter of 2007 compared with $2.9 million in the third quarter of 2007. Cable hardware and software product sales amounted to 14% and 19% of total third quarter 2007 and 2006 revenue, respectively.
Sales of MCUs during the third quarter of 2007 were $3.6 million, compared to $4.1 million reported in third quarter of 2006. We believe demand for this product continues to be driven by emphasis on DSL rollouts at remote terminal sites by certain RBOC customers. MCU sales represented 17% of total third quarter 2007 revenues compared to 28% for the third quarter of 2006.
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
Service revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare, Cheetah software maintenance and the newly acquired Broadband Test maintenance agreements were $5.0 million in the third quarter of 2007 compared to $2.9 million for the third quarter of 2006. Service revenues amounted to 24% and 19% of total third quarter 2007 and 2006 revenue, respectively. The increase in services revenues was due primarily to the contribution from the acquired Broadband Test Division.
Gross Profit
Gross profit for the third quarter of 2007 was $10.9 million compared to $3.2 million in the third quarter of 2006. The third quarter of 2006 included a charge of $4.3 million associated with the write-down of certain inventory. Gross profit increased primarily due to a more favorable sales mix, lower amortization expense and a reduction in the inventory write-down. As a percentage of sales, gross profit for the third quarter of 2007 was 53.2% versus 21.4% for the prior year quarter. The increase in gross profit as a percentage of sales between years, excluding the impact of the inventory charge in the third quarter of 2006, is due primarily to a more favorable sales mix, as well as reduced amortization expense.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll-related costs, consulting expense and travel costs were $2.9 million in the third quarter of 2007, or an increase of $0.4 million compared to the third quarter of 2006. The increase is primarily associated with the acquisition of the Broadband Test Division. As a percentage of revenues, selling and marketing expenses decreased from 16.4% in the third quarter of 2006 to 13.9% in the third quarter of 2007.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll-related costs, insurance expense and professional services were $2.7 million in the third quarter of 2007, an increase of $0.9 million compared to the third quarter of 2006. The increase is primarily associated with professional expenses from the acquisition of the Broadband Test Division, as well as other incremental recruiting and consulting costs. As a percentage of revenues, general and administrative expenses increased from 11.7% in the third quarter of 2006 to 13.0% in the third quarter of 2007.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense were $3.7 million compared to $3.2 million in the third quarter of 2006. The increase is primarily associated with the Broadband Test acquisition. As a percentage of revenues, research and development expense for the third quarter of 2007 was 18.0%, decreasing from 21.6% for the third quarter of 2006.

Restructuring Expense
On July 27, 2006, Tollgrade announced a restructuring program which included the consolidation of the Company’s operations at its leased Sarasota facility, discontinuance of various products, and the write-down of certain fixed assets and real estate. During the third quarter of 2007, we recorded $0.2 million of additional restructuring costs primarily associated with the refinement of estimates related to employee relocation and lease termination costs. The total expense incurred as a result of this program was $7.0 million through September 29, 2007. Additional expense could be incurred based on changes in estimates related to employee relocation costs.
As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value, supported by independent real estate broker opinions. We expect the sale of this real estate to be completed within a year.
The majority of the cash payments remaining to be made under the restructuring program pertain to the remaining obligation for lease termination costs. The total of these payments that will be made throughout the fourth quarter of 2007 and the first two quarters of 2008 is approximately $0.2 million. We do not believe we will be successful in sub-leasing this facility and have accrued all remaining lease payments as of September 29, 2007.
In conjunction with the Broadband Test Division acquisition, the Company has committed to a plan to close its Deerfield, Illinois facility and relocate from the existing Bracknell, England location to another facility within Bracknell, England. We also expect to offer selected employees relocation benefits to relocate them to our corporate headquarters in Cheswick, Pennsylvania. We estimate the employee relocation and facility closure costs to be approximately $0.5 million and we expect that these efforts will be completed by December 31, 2007. As of September 29, 2007, no cash payments have been made. There will be remaining lease payments into 2008. These costs were accounted for under Emerging Issue Task Force No. 95-3 (EITF 95-3) “Recognition of Liabilities in Connection with a Purchase Business Combination.”
Interest Income
Interest income for the third quarter of 2007 was $0.6 million compared to $0.7 million for the third quarter of 2006. The decrease is related to lower cash and short-term investment balances during the quarter due to the cash purchase of the Broadband Test Division and the repurchase of shares under our share repurchase program.
Income Taxes
Income taxes expense for the third quarter of 2007 was $0.7 million compared to a benefit of $1.8 million for the third quarter of 2006. The effective income tax rate for the third quarter of 2007 was 33% compared to a benefit of 35% in the third quarter of 2006. The decrease in the effective rate is attributable to the proportional impact of certain permanent items relative to pre-tax income. While we have made our best estimate of our effective rate for 2007, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2007. We expect our 2007 full year effective tax rate to be approximately 33%.
Net Income (Loss) and Income (Loss) Per Share
For the third quarter of 2007, our basic and diluted earnings per common share was $0.11 compared to a net loss of $(0.25) per basic common share and diluted common share recorded in the third quarter of 2006. Basic and diluted weighted average common and common equivalent shares outstanding were 13.2 million and 13.4 million, respectively, for the third quarter of 2007. The three months ended September 30, 2006 had 13.2 million common and common equivalent shares outstanding which did not include the effect of dilutive securities due to the net loss which would have made those securities anti-dilutive to the earnings per share calculation.
NINE MONTHS ENDED SEPTEMBER 29, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006
Revenues
The Company’s revenues for the nine months ended September 29, 2007 were $47.8 million, a decrease of $1.0 million compared to revenues of $48.8 million reported for the nine months ended September 30, 2006.
Sales of the Company’s DigiTest system products, which include LoopCare software and the Emerson products, were $13.3 million for the nine months ended September 29, 2007 and September 30, 2006. Although revenues were flat between periods, revenue related to the DigiTest family of products increased as a result of deployments into our international customer, but were nearly entirely offset as a result of lower revenues in the N(x)Test product line. During the nine months ended September 29, 2007, we continued to experience lower sales in Tier 2 and Tier 3 markets due to changes in network deployment architecture. We do not expect revenues in the Tier 2 and 3 markets to return to historical levels until modifications to our current product offerings produce lower cost points, assuming customers choose to adopt this new product technology. In particular, we are addressing these market conditions with the pending availability of our DigiTest ICE product. General domestic market delays caused by these and our Tier 1 customers not yet finalizing their transitions and approach to upgrading their access network service assurance solutions have also adversely impacted expected DigiTest and ICE revenues for 2007 year to date. DigiTest system sales accounted for 28% and 27% of total revenues for the first nine months of 2007 and 2006, respectively.
Sales of hardware and software products from the newly acquired Broadband Test Division were $2.2 million for the quarter ended September 29, 2007, which represents 5% of total third quarter 2007 revenue.
Sales of LoopCare software products separate and unrelated to DigiTest system products were $1.5 million in the nine months ended September 29, 2007 compared with $1.7 million recorded in the nine months ended September 30, 2006. The LoopCare software product line, which involves software license fees that individually are significant in amount, typically has long and unpredictable sales, purchase approval and acceptance cycles. When making a purchase decision for LoopCare software, our customers generally must complete a full technical evaluation of the software and develop a favorable business case within their organization. As a result, revenue from this product line can fluctuate significantly on a quarter by quarter basis. Further, service providers continue to carefully evaluate expenditures in this area as they focus their capital expenditures on new network elements, which has constrained LoopCare purchases and substantially lengthened selling cycles. The same domestic market delays affecting expected 2007 DigiTest and ICE revenues mentioned above have also adversely impacted stand-alone LoopCare software revenues for 2007 year to date. LoopCare software product sales comprised 3% of total revenues during the nine months ended September 29, 2007 compared to 4% in the nine months ended September 30, 2006.
Overall sales of cable hardware and software products decreased from $13.3 million for the nine months ended September 30, 2006 to $9.6 million for the nine months ended September 29, 2007. During the nine months ended September 30, 2006, we experienced substantial shipments of our DOCSIS-based transponders (primarily attributed to sales in the first quarter of 2006), that did not repeat in the first nine months of 2007. Cable hardware and software product sales amounted to 20% and 27% of the first nine months of 2007 and 2006 revenue, respectively.
Sales of MCUs during the nine months ended September 29, 2007 were $10.4 million, compared to the $10.5 million for the nine months ended September 30, 2006. We believe demand for this product continues to be driven by emphasis on DSL rollouts out to remote terminal sites by certain RBOC customers. MCU sales represented 22% of total revenues for the nine months ended September 29, 2007 compared to 22% for the nine months ended September 30, 2006.
Service revenues, which include installation oversight and project management services provided to RBOC and other customers and fees for LoopCare and Cheetah software maintenance, increased $0.8 million, to $10.8 million in the nine months ended September 29, 2007. The increase is primarily attributable to inclusion of services revenue from the newly acquired Broadband Test Division offset by lower revenue from project oriented professional services relating to two installation projects which were concluded in 2006. Service revenues amounted to 22% and 20% for the nine months of 2007 and 2006 revenue, respectively.
Gross Profit
Gross profit for the nine months ended September 29, 2007 was $25.8 million compared to $18.8 million for the third quarter of 2006, which included a charge of $4.3 million to write-down inventories in the third quarter of 2006. As a percentage of sales, gross profit for the nine months ended September 29, 2007 was 53.9% compared with 38.5% in the nine month period ended September 30, 2006. Excluding this charge, gross margins increased due to a more favorable product mix and increased revenue.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs were $7.4 million in the nine months ended September 29, 2007, a decrease of $0.7 million from $8.1 million in the nine months ended September 29, 2006. The decrease reflects savings from the Company’s restructuring initiatives and lower commission expense offset in part, by costs associated with the Broadband Test Division. As a percentage of revenues, selling and marketing expenses decreased from 16.6% in the first nine months of 2006 to 15.4% in the first nine months of 2007.

General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, for the nine months ended September 29, 2007 was $7.1 million, an increase of $1.2 million from the $5.9 million recorded in the nine months ended September 30, 2006. The increase is primarily attributed to additional professional expense from the acquisition of the Broadband Test Division as well as incremental recruiting and consultation costs and stock compensation expense. As a percentage of revenues, general and administrative expenses increased from 12.2% in the first nine months of 2006 to 14.9% in the first nine months of 2007.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense was $9.6 million for the nine months ended September 29, 2007, a decrease of $0.8 million from the nine months ended September 30, 2006. The decrease in research and development expense is associated with a reduction in the number of employees through the restructuring efforts initiated by the Company on July 27, 2006, offset, in part, by costs associated with the Broadband Test Division acquisition. As a percentage of revenues, research and development expense decreased to 20.2% in the nine months ended September 29, 2007 from 21.5% in the prior year’s first nine months.
Restructuring Expense
On July 27, 2006, Tollgrade announced a restructuring program which included the consolidation of the Company’s operations at its leased Sarasota facility, discontinuance of various products, and the write-down of certain fixed assets and real estate. During the nine months ended September 29, 2007, we recorded $0.8 million of additional restructuring costs primarily associated with the refinement of estimates related to employee relocation and lease termination costs. The total expense incurred as a result of this program was $7.0 million through September 29, 2007. Additional expense could be incurred based on changes in estimates related to employee relocation costs.
As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value, supported by independent real estate broker opinions. We expect the sale of this real estate to be completed within a year.
The majority of the cash payments remaining to be made under the restructuring program pertain to the remaining obligation for lease termination costs. The total of these payments that will be made throughout the fourth quarter of 2007 and the first two quarters of 2008 is approximately $0.2 million. We do not believe we will be successful in sub-leasing this facility and have accrued all remaining lease payments as of September 29, 2007.
Interest Income
Interest income for the nine months ended September 29, 2007 was $2.2 million, an increase of $0.2 million from the amount recorded for the nine months ended September 30, 2006. The increase is due to an increase in the average balance of cash and short term investments between periods as a result of cash generated from operations, as well as higher yields on our investments.

Provision for Income Taxes
Income taxes expense for the nine months ended September 29, 2007 was $1.0 million compared to a benefit of $1.8 million for the nine months ended September 30, 2006. The effective income tax rate for the nine months ended September 29, 2007 was 33% compared to 35% in the nine months ended September 30, 2006. The decrease in the effective rate is attributable to the proportional impact of certain permanent items relative to pre-tax income. While we have made our best estimate of our effective rate for 2007, based on the Company’s operating results and permanent differences, we believe it is possible that our effective income tax rate could vary during the remainder of 2007.
Net Income (Loss) and Earnings (Loss) Per Share
As a result of the above factors, the net income for the nine months ended September 29, 2007 was $2.0 million compared to net loss for the nine months ended September 30, 2006 of $(3.4) million. For the nine months ended September 29, 2007, our basic and diluted earnings per common share was $0.15 compared to a loss of $(0.26) per common share recorded in the prior year’s first nine months. Basic and diluted weighted average common and common equivalent shares outstanding were 13.2 million and 13.5 million in the nine months ended September 29, 2007. The nine months ended September 30, 2006 had 13.2 million common and common equivalent shares outstanding which did not include the effect of dilutive securities due to the net loss which would have made those securities anti-dilutive to the earnings per share calculation.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the nine months ended September 29, 2007 was $4.5 million compared to net cash used of $3.0 million for the same period in the prior year. The increase in net cash provided is largely attributable to improved profit margins and the benefits from reduced expenses achieved from the 2006 restructuring.
The Company had working capital of $79.3 million at September 29, 2007, a decrease of $4.1 million from $83.4 million of working capital as of December 31, 2006. As of September 29, 2007, we had approximately $53.8 million in cash, cash equivalent and short term investments, which are available for corporate purposes, including acquisitions and other general working capital requirements, compared to $62.7 million at December 31, 2006. The decrease in cash, cash equivalents, and short term investments from December 31, 2006 is attributable to the purchase for cash of the Broadband Test Division and share repurchases, offset by funds provided from operations for the period.
Cash used in investing activities was $14.7 million for the nine months ended September 29, 2007 compared to cash provided by investing activities of $4.3 million for the nine months ended September 30, 2006. The change is attributable in large part to the purchase of the Broadband Test Division.
The Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility, expiring on December 19, 2009. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of our maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are payable quarterly at the rate of 0.25% per annum on the average unused commitment. As of September 29, 2007 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.
On August 1, 2007, we completed the purchase of the net assets of the Broadband Test Division of Teradyne, Inc. for a purchase price of approximately $11.3 million in cash, plus acquisition costs of approximately $0.7 million for a total acquisition expenditure of $12.0 million, plus the assumption of specified liabilities, subject to adjustment for certain items.
On July 25, 2007, the Board of Directors approved a share repurchase program, pursuant to which the Company may repurchase up to one million shares of the Company’s Common Stock through December 31, 2007. Such purchases may be made through open market transactions and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. As of September 29 2007, we have acquired 113,491 shares at a total cost of $1.1 million.
Our financial position enables us to meet our cash requirements for operations and capital expansion programs.
KEY RATIOS
The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, was 94 and 85 days as of September 29 2007 and September 30, 2006, respectively. The change was attributable to the timing of cash collection primarily related to large international projects. The Company’s inventory turnover ratio was 2.5 and 4.0 turns at September 29 2007 and September 30, 2006, respectively. The decrease in inventory turnover is related to increased inventory levels at a sub-contractor, in addition to ongoing international projects whose contractual terms result in extended acceptance procedures and subsequent delay in revenue recognition.
NEW ACCOUNTING STANDARDS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to SFAS No. 115” (“SFAS 159”). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and certain other items at fair value. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We do not believe the adoption of SFAS 159 will have a material impact on our financial position and result of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 123 (R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income of a business entity in the year in which the changes occur. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The funded status of each of our pension and other postretirement benefit plans is currently measured as of September 29, 2007. We adopted SFAS 158 effective August 1, 2007 upon the acquisition of the Broadband Test Division acquisition. The measurement provisions of SFAS 158 will be adopted as of December 31, 2007.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for the Cheswick facility expires on June 30, 2009. The office leases for the Piscataway facility and the Sarasota facility expire on April 30, 2012 and April 28, 2008, respectively. The office leases for the Bracknell facility, Wuppertal facility, and Kontich facility expire on April 24, 2008, January 31, 2009, and April 1, 2012, respectively. The Company is also involved in various month-to-month leases for research and development and office equipment at all locations. In addition, all of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments, none of which are material.
Included in the commitment schedule below are certain purchase obligations primarily arising from non-cancelable, non-returnable agreements with materials vendors. Additionally, the Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase up to $0.1 million of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. This liability has been recorded in the consolidated balance sheet as the Company has a legal obligation to purchase this inventory as of September 29, 2007. The recording of this obligation in the financial statements did not result in a charge to the Consolidated Statements of Operations. We fully expect to utilize this inventory during the normal course of business and have not recorded any reserve related to this specific item.
Included in the commitment schedule below are certain FIN 48 obligations. On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, unrecognized tax benefits were $97,000 all of which would affect our effective tax rate if recognized. At September 29, 2007, unrecognized tax benefits were approximately $135,000. We do not expect any significant changes to this liability.
Included in the commitment schedule below are certain pension obligations. As a result of our acquisition of the Broadband Test Division we assumed a defined benefit pension plan for three employees based in our German location. The German pension obligation acquired as of August 1, 2007 was approximately $0.7 million. Net periodic pension expense recorded from the date of the acquisition through September 29, 2007 was insignificant. The pension obligation as of September 29, 2007 was approximately $0.8 million. The increase in pension obligation from August 1, 2007 through September 29, 2007 was related primarily to changes in foreign exchange rates. The pension obligation was estimated using the following assumptions: a discount rate of 5.2%, salary rate increase of 3%, standard mortality tables, and early retirement and turnover rates consistent with historical rates.

Minimum annual future commitments as of September 29, 2007 are (in millions):

	Payments due by period
		Remaining
	Total	in 2007	2008	2009	2010	2011	Thereafter

Operating Lease Obligations	$2.5	$0.4	$0.9	$0.5	$0.3	$0.3	$0.1

Purchase Obligations	0.3	0.1	0.2	—	—	—	—

FIN 48 Obligations	0.1	—	—	—	—	—	0.1

Pension Obligations	0.8	—	—	—	—	—	0.8

Total	$3.7	$0.5	$1.1	$0.5	$0.3	$0.3	$1.0

The lease expense was $1.0 million for the nine months ended September 29, 2007 which includes $0.2 million recorded as restructuring expense.
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
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 29, 2007 that have materially affected or are reasonably likely to materially affect these controls. In reliance on the guidance set forth in “Frequently Asked Questions” interpretative release issued by the staffs of the Office of the Chief Accountant and the Division of Corporation Finance (revised September 24, 2007), we excluded the Broadband Test Division from our assessment of our internal control over financial reporting for the quarter ended September 29, 2007. We also expect to exclude the Broadband Test Division from our annual assessment for the year ended December 31,

2007. We are in the process of integrating the internal control procedures of the Broadband Test Division into our internal control structure.
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
We currently depend upon a few major customers for a significant portion of our revenues and we expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers or a substantial reduction in the products that they purchase from us would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital spending of our RBOC customers, as well as many of our other customers and potential customers, are dictated by a number of factors, most of which are beyond our control, including:
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
Our operating results have in the past been subject to quarter to quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding for our products in customers’ capital budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other reasons can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.
General market delays have been caused by customers not yet finalizing their transitions and approach to upgrading access network service assurance solutions.
Certain of our larger customers are in the process of upgrading their access networks, and have not yet finalized their transitions and approach to upgrading their service assurance solutions for these networks. This delay has and may continue to adversely impact revenues from our testing products, until such customers make these decisions. Further, these customers may decide not to adopt our technologies for their service assurance needs, which would have a significant adverse affect on revenues for those products.
Our Services business is subject to a trend of reduced capital spending for our products by our major customers.
Our Services business, which includes software maintenance as well as professional services, is sensitive to the decline in our RBOC customers’ capital investment in their traditional voice services, which tends to drive the professional services. Furthermore, the timing of the extension or renewal of certain of the more significant software maintenance agreements can have a major impact on the Company’s Services revenues for any particular fiscal quarter or year. We are currently in the process of negotiating one of the more significant RBOC maintenance contracts set to expire at the end of this year, and failure to reach agreement or to achieve favorable commercial terms would have an adverse effect on Services revenues. We are also experiencing intense pricing pressure from many of our larger software maintenance customers, as they continue to attempt to reduce their own internal costs. Accordingly, our ability to maintain historical levels or increase levels of Services revenues cannot be assured, and in fact, such levels may continue to decrease.

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
On August 1, 2007 we acquired the Broadband Test Division of Teradyne, Inc. In addition to the general risks discussed above, the acquisition is subject to the risks that we may be unable to secure key relationships with key suppliers, customers and employees of the Broadband Test Division, execute agreements with new customers or close international opportunities due to the risk and uncertainties due to the risks inherent in international markets which are important to the acquired business. In addition, we may experience difficulties in gaining market acceptance of our products in the international customer base of the acquired business, and we face possible delays in, or may be unable to complete, the renewal of a significant maintenance contract with one of the customers of the acquired business. As a result of these and other factors we may not achieve the synergies and revenue targets necessary to make the acquisition accretive during 2007 or thereafter.
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
In the period subsequent to September 29, 2007, the quoted price of our common stock on The Nasdaq Global Select Market has declined. We will continue to monitor the impact of this decline as it relates to our year-end impairment tests. These impairment tests consider several factors including a control premium, but critical to the evaluation is the quoted market value of our shares. Should we determine that the decline in the quoted market value of our shares is other than temporary, we may be required to record an impairment of goodwill at December 31, 2007.
The sale of our products is dependent upon our ability to satisfy the proprietary requirements of our customers.
We depend upon a relatively narrow range of products for the majority of our revenue. Our success in marketing our products is dependent upon their continued acceptance by our customers. In some cases, our customers require that our products meet their own proprietary requirements. If we are unable to satisfy such requirements, or forecast and adapt to changes in such requirements, our business could be materially harmed. In addition, we plan to introduce certain new products in the fourth quarter of 2007. The introduction of such products and their rate of acceptance could be delayed by, among other factors, extended testing or acceptance periods, requests for custom or modified engineering of such products to conform to customer requirements.
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
We depend upon a limited number of third party contract manufacturers to manufacture certain elements of our products. Furthermore, the components of our hardware products are procured from a limited number of outside suppliers. Our reliance upon such third party contractors involve several additional risks, including reduced control over manufacturing costs, delivery times, reliability and quality of components. Although our products generally use industry standard products, some parts, such as ASICs, are custom-made to our specifications. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, inability of our contract manufacturers to procure raw materials, or integration issues related to our acquisition of the Broadband Test Division, the loss of key assembly subcontractors or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.
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
The Company is party to contracts with in-country partners for certain international projects to supply our multi-layered testing solutions for country-wide networks. As these contracts are “as-ordered” contracts, the deployment of products in connection with these projects may be delayed, cancelled or reduced in scope if our customers fail to issue purchase orders that meet our expectations. In addition, product deployments under either or both of these projects could be delayed due to a variety of other factors including inability to obtain proper acceptances, the need to obtain acceptances on a site-by-site basis, difficulty in securing cooperation from or defects in the performance of our in-country partners, delays in project implementation, political instability, or other unforeseen obstacles or delays. Any of these factors could cause a reduction or delay in future revenues.
We face intense competition, which could result in our losing market share or experiencing a decline in our gross margins.
The markets for some of our products are very competitive. Some of our competitors have greater technological, financial, manufacturing, sales and marketing, and personnel resources than we have. As a result, these competitors may have an advantage in responding more rapidly or effectively to changes in industry standards or technologies. Competition is particularly difficult in the cable markets, due to the introduction of the DOCSIS standard, which allows customers to purchase system components from multiple vendors. We are also facing competition with our IP-based testing solutions, and many competitive technologies, encompassing both hardware and software, are available in these markets. Moreover, better financed competitors may be better able to withstand the pricing pressures that increased competition may bring. If our introduction of improved products or services is not timely or well received, or if our competitors reduce their prices for products that are comparable to ours, demand for our products and services could be adversely affected. Recent competition from certain network element providers offering chip-based testing functionality may also intensify the pricing pressure for our telecommunications products and adversely affect future revenues from such products. We also face increasing pressure from certain of our RBOC customers on software maintenance agreements, as they continue to divert spending from legacy networks to next generation network elements.
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
We market and sell certain of our products, including our DigiTest and Cheetah product lines and certain of the newly acquired Broadband Test Division products, through domestic and international OEM relationships. Our future results are dependent on our ability to establish, maintain and expand third party relationships with OEM as well as other marketing and sales distribution channels. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their contractual obligations, cease doing, or reduce the amount of their business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.
The sales cycle for our system products is long, and the delay or failure to complete one or more large transactions in a quarter could cause our operating results to fall below our expectations.
The sales cycle for our system products is highly customer specific and can vary from a few weeks to many months. The system requirements of customers is highly dependent on many factors, including but not limited to their projections of business growth, capital budgets and anticipated cost savings from implementation of the system. Our delay or failure to complete one or more large transactions in a quarter could harm our operating results. Our systems involve significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available enterprise software and system testing solutions and require us to expend substantial time, effort and money educating them about the value of our solutions. System sales often require an extensive sales effort throughout a customer’s organization because decisions to acquire software licenses and associated system hardware involve the evaluation of the products by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including actions by competitors and other factors over which we have little or no control, may cause potential customers to favor a particular supplier or to delay or forego a purchase.
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
Because our cable products generate lower margins for us than our proprietary telephony offerings, an increase in the percentage of our sales of cable-related products relative to our traditional products will result in lower profit margins. Furthermore, consolidations within the cable industry and the adoption of the DOCSIS standards have caused and could continue to cause pricing pressure as our competitors lower product pricing. As a result of these factors, our revenues have been and may continue to be adversely affected. Although we have developed DOCSIS-based hardware and we believe that our relationships with our OEM partners position us to succeed in the marketing of DOCSIS-based products, these products will likely generate lower margins than have historically been generated by our proprietary technology. As a result, as our business shifts from our higher margin proprietary products to lower margin cable offerings and standardized products for which there is greater competition, we will need to sell greater volumes of our products to maintain our profitability.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	During the quarter ended September 29, 2007 the Company repurchased the following shares of its common stock.

				(d)
				Maximum number
			(c)	(or approximate
			Total number of	dollar value) of
			shares purchased	shares that may
	(a)	(b)	as part of publicly	yet be purchased
	Total number of	Average price paid	announced plans	under the plans or
Period	shares purchased	per share	or programs	programs
July 1-July 31	—	—	—	1,000,000
August 1-August 31	113,491	$9.78	113,491	886,509
September 1- September 29	—	—	—	886,509

TOTAL	113,491	$9.78	113,491
On July 25, 2007, the Board of Directors approved a share repurchase program, pursuant to which the Company may repurchase up to one million shares of the Company’s Common Stock through December 31, 2007. Such purchases may be made through open market transactions and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.
Item 6. EXHIBITS
(a)   Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Severance Agreement dated July 5, 2007 between Tollgrade Communications, Inc. and Joseph A. Ferrara, filed on Form 8-K on August 1, 2007 and incorporated herein by reference.

10.2	Lease and License for Alterations dated October 18, 2007 among Tollgrade UK Limited, Tollgrade Communications, Inc., Bedell Corporate Trustees Limited and Atrium Trustees (as Trustees of the Park One Unit Trust), filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.

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
™4TEL is a trademark of Tollgrade Communications, Inc.
™Celerity is a trademark of Tollgrade Communications, Inc.
™LDU-50 is a trademark of Tollgrade Communications, Inc.
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

Tollgrade Communications, Inc.
(Registrant)

Dated: November 8, 2007	/s/ Mark B. Peterson

Mark B. Peterson
Chief Executive Officer

Dated: November 8, 2007	/s/ Samuel C. Knoch

Samuel C. Knoch
Chief Financial Officer and Treasurer

Dated: November 8, 2007	/s/ Sean M. Reilly

Sean M. Reilly
Controller

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Severance Agreement dated July 5, 2007 between Tollgrade Communications, Inc. and Joseph A. Ferrara, filed on Form 8-K on August 1, 2007 and incorporated herein by reference.

10.2	Lease and License for Alterations dated October 18, 2007 among Tollgrade UK Limited, Tollgrade Communications, Inc., Bedell Corporate Trustees Limited and Atrium Trustees (as Trustees of the Park One Unit Trust), filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.