Form 10-K
period 2007-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2008-03-17
CIK 1002531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The aggregate market value of the voting and non-voting Common Stock of the registrant held by non-affiliates of the registrant, calculated based on the closing price as of June 30, 2007 on the NASDAQ Global Select Market, was approximately $144,306,223.
As of January 31, 2008, the registrant had outstanding 13,227,646 shares of its Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into which
Document	Document is incorporated
Portions of the Proxy Statement to be distributed in connection with the 2008 Annual Meeting of Shareholders	III

PART I
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Annual Report on Form 10-K of Tollgrade Communications, Inc. (“Tollgrade,” the “Company,” “us,” or “we”), including, but not limited to those contained in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, our strategic focus on our core test and measurement competencies and our ability to realign our resources around growth opportunities in current, adjacent and new markets, our ability to achieve planned cost reductions, new product initiatives, including our DigiTest ICE™ product and our LightHouse™ products targeted at the electric utility market, the inability to complete sales, or possible delays in deployment, of products under international projects due to inability to complete or possible delays in completing the legal and commercial terms for such projects, project delays or cancellations, political instability, inability to obtain proper acceptances or other unforeseen obstacles or delays, projected cash flows which are used in the valuation of intangible assets, the anticipated results of negotiations for purchase orders and other customer purchase agreements, our ability to utilize current deferred and refundable tax assets, service opportunities offered to customers, the potential loss of certain customers, the timing of orders from customers, including the timing of international sales, the effect of consolidations in the markets to which Tollgrade sells, the effects of the economic slowdown in the telecommunications and cable industries, the possibility of future provisions for slow moving inventory, the Company’s expectations with regard to its contract manufacturer, the effect on earnings and cash flows of changes in interest rates, and changes in technology that have impacted our customers’ product needs and spending. We do not undertake any obligation to publicly update any forward-looking statements.
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
Item 1. Business.
     Tollgrade designs, engineers, markets and supports test system and status monitoring hardware and software products for the telecommunications and cable industries in the United States and international markets. The Company’s telecommunications proprietary test access products enable telecommunications service providers to remotely diagnose problems in Plain Old Telephone Service (“POTS”) lines and Digital Subscriber Lines (“DSL”) in Public Switched Telephone Network (“PSTN”), broadband and next generation Internet Protocol (“IP”) networks.
     The Company’s test system products, specifically the LoopCare™, 4TEL®, Celerity®, and LTSC™ centralized test Operation Support Systems (“OSS”), together with the associated remote measurement platforms of DigiTest®, LDU, and N(x)Test™, enable local exchange carriers to conduct a full range of measurement and fault diagnosis for efficient dispatch of field staff to maintain and repair POTS and/or DSL services, along with the ability to pre-qualify and provide broadband DSL services offerings.
     The Company’s cable products include the Cheetah™ system, a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax (“HFC”) distribution system. The status monitoring system consists of a host server for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. Our next generation products can also be upgraded to support Voice over Internet Protocol (“VoIP”) testing capability to enable voice trouble identification in the HFC network.

     On August 1, 2007, the Company completed the acquisition of the Broadband Test Division (“BTD”) of Teradyne, Inc. Pursuant to the terms of the acquisition, we acquired substantially all of the assets and assumed certain liabilities of BTD for approximately $11.3 million in cash, and there were approximately $0.6 million in transaction fees for a total acquisition expenditure of $11.9 million. Through this acquisition, we significantly expanded our offering of telecommunication test system products.
     Most recently, the Company introduced products targeted at the electric power utility market. Our LightHouse™ centralized remote monitoring system, which is currently available as a beta product for evaluation pilot programs, and is expected to be commercially available during the fourth quarter of 2008, provides the means for electric power utilities to continuously monitor the distribution grid in order to detect faults and help minimize the impact of outages while optimizing the utilization of assets. The new product line will enable monitoring, maintenance and reporting functions in real-time.
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
     You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains our reports, proxy, information statements and other information that we file with the SEC (www.sec.gov).  Copies of our filings are available free of charge to any shareholder of record upon written request to the Secretary, Tollgrade Communications, Inc., 493 Nixon Road, Cheswick, Pennsylvania 15024.
Products
Telecommunications Test and Measurement Products
     Our proprietary telecommunications test and measurement products, which include our Systems Test and MCU® products, enable telephone companies to remotely diagnose problems in POTS lines as well as qualify and troubleshoot broadband DSL and IP services. POTS lines provide traditional voice service as well as connections for communication devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.” POTS lines still comprise the vast majority of lines in service today throughout the world. Most DSL lines today provide broadband Internet access for residential and business customers, fed from a central or remote office Digital Subscriber Line Access Multiplexer (“DSLAM”) and configured with either a shared POTS voice service or “unbundled” from the voice switch entirely (in the case of a competitive local exchange carriers (“CLECs”) service offering). Our systems can be used to qualify loops for DSL service as well as ongoing maintenance and repair of these “IP” lines. As telecommunications service providers move to all IP networks and services (voice, video and data), Tollgrade’s test systems are positioned to be upgraded to support the testing of these services.
     An important aspect of efficiently maintaining a POTS and broadband DSL network is the ability to remotely test, diagnose and locate any service-affecting problems within the network. Tollgrade’s Systems Test Products are made up of a centralized test operating system (LoopCare, 4TEL, Celerity, and LTSC) integrated into the customers’ repair handling database systems, and remote test probes (DigiTest, LDU and N(x)Test) located at telephone companies’ central and remote offices. These systems enable local exchange carriers to conduct a full range of fault diagnostics in the “local loop,” the portion of the telephone network that connects end users to the central office. In addition, line test systems provide the capability to remotely qualify, deploy and maintain services such as DSL and Integrated Services Digital Network (“ISDN”) services which are carried over POTS lines. These test systems reduce the time needed to identify and resolve problems, eliminating or reducing the costs of dispatching a technician to the problem site. Most POTS line test systems, however, were designed only for use over copper wire line; as a result, traditional test systems could not access local loops in which fiber-optic technology had been introduced. Our legacy MCU, which is used primarily by Regional Bell Operating Companies (“RBOCs”), solved this problem, extending LoopCare testing from the central office to the fiber-fed remote Digital Loop Carrier (“DLC”) lines by mimicking a digital bypass pair, which is essentially a telephone circuit that connects central test and measurement devices to the copper circuits close to the customer, i.e. “the last mile.”
     We believe our DigiTest® system represents the future of telecommunication network testing, combining our line test system with a next generation test platform to provide a complete test system solution for POTS and DSL local loop prequalification and in-service testing.

Systems Test Products
     Our Systems Test product family includes four separate operating systems: LoopCare, 4TEL, Celerity, and LTSC, each having an established installed base. LoopCare is also the primary application for broadband DSL testing and can be architected to overlay 4TEL and LTSC to add this functionality to the existing line test application with the addition of the DigiTest measurement platform.
     LoopCare has remained the major OSS utilized by RBOCs for over twenty-five years to test the integrity and quality of their POTS network infrastructure. The LoopCare OSS, which we offer both as part of the DigiTest system and as a stand-alone software product that can interface with other test heads on the market, currently manages testing operations for more than 75% of the copper pairs in the United States, and is the qualification, installation and maintenance tool used to troubleshoot more than 150 million POTS, ISDN and DSL subscribers worldwide.
     Also included in our Systems Test products is our DigiTest product family. Our DigiTest product family, which includes LoopCare, DigiTest EDGE®, DigiTest HUB™, and, for 2008, DigiTest ICE™, performs physical and logical measurements to verify the connection performance of copper POTS lines and broadband DSL circuits and reports those measurements to our LoopCare OSS. The LoopCare OSS, in turn, analyzes that measurement data and creates an easy-to-understand fault description. At the same time, the LoopCare system can generate a dispatch to a work center so that a repairman can fix the problem. The DigiTest product family can also serve as a replacement for aging Loop Test System (“LTS”) equipment deployed in current U.S. POTS networks. In addition, LoopCare and the DigiTest product family can be used to pre-qualify, verify installation, and remotely isolate troubles for various DSL services, including testing the logical layers to verify modem synchronization ‘in’ to the DSLAM or ‘out’ to the customer.
     DigiTest EDGE provides a global platform for POTS and broadband test applications, by combining a narrowband and wideband metallic testing platform with a multi-layered DSL service assurance platform. These test capabilities, when managed by our LoopCare OSS, enable service providers to accurately isolate a DSL problem between the customer’s premises, the local exchange carrier’s local loop and DSLAM serving network, and the Internet service provider’s data network.
     Our DigiTest product family also includes the DigiTest HUB, a central office test platform designed to support multiple testing environments. The DigiTest HUB addresses emerging broadband testing requirements, but also retains interfaces to legacy equipment, allowing for a seamless migration from traditional to packet-based delivery of services and allowing service providers to continue automated, mass-market processes. The DigiTest HUB has been deployed extensively in one of the Company’s large international contracts. Although approved for use with several domestic carriers, sales of the product have been minimal in U.S. markets thus far.
     Our most recent addition to the DigiTest product family is the DigiTest ICE, which was introduced on a limited basis internationally in the first quarter of 2008, and is expected to become generally available during the second quarter of 2008. Optimized for deployment at remote DSLAM locations, ICE provides both metallic and multi-layered DSL testing to help service providers install and maintain broadband triple play services within their emerging FTTx networks.
     During 2006, we added the N(x)Test/LTSC family of products to our Systems Test product portfolio through an acquisition of certain assets from Emerson; these hardware and software products, along with their accessories and enhancements, electrically measure the characteristics of copper loops and report those results in the form of a fault description which can be used by an operation to direct required repair work on a more focused basis. These products are deployed primarily in the Europe, the Middle East and Africa (“EMEA”) geographical area.
     On August 1, 2007, we acquired the BTD business and its family of LDU hardware and 4TEL and Celerity software products from Teradyne, Inc. These products perform many of the same line test functions and test measurements as LoopCare and DigiTest previously discussed, but these products have been optimized for operation in the international markets, and have been deployed extensively in large telephone networks in Europe, covering over 100 million access lines. These products have also been deployed to a lesser scale in North America, as well as targeted deployments in international markets outside of Europe.
     We have original equipment manufacturer (“OEM”) agreements in place for the supply of a communications card for our DigiTest EDGE product and for the supply of an access device for that product line. Both of these agreements contain automatic renewal terms, unless earlier terminated. We are also a party to a number of third party software license agreements that allow us to incorporate third party software products and features into our LoopCare and Celerity software.

     We have licensing arrangements with Aware, Inc. for certain technology related to our DigiTest products and pay royalties and license fees for the use of such technology on a fixed per unit basis. This license agreement with Aware contains automatic renewal terms, unless earlier terminated.
     We market and sell our Systems Test products primarily through our direct sales force as well as through certain reseller and distributor agreements. Sales of the DigiTests product line (including related software sales) accounted for approximately 33%, 33% and 27% of the Company’s revenue for the years ended December 31, 2007, 2006 and 2005, respectively.
     We also offer for sale new LoopCare features to existing customers and the base LoopCare OSS as a stand-alone product to CLECs for use with test heads other than our DigiTest hardware. Sales of stand-alone LoopCare software and enhancements accounted for approximately 3%, 3% and 4% of the Company’s revenue for the years ended December 31, 2007, 2006 and 2005, respectively.
MCU
     Our legacy MCU products plug into DLC systems, the large network transmission systems used by telephone companies to link the copper and fiber-optic portions of the local loop. MCU products allow our customers to extend their line testing capabilities to all of their POTS lines served by a DLC system regardless of whether the system is fed by a copper or fiber optic link. DLC systems, which are located at telephone companies’ central offices and at remote sites within local user areas, effectively multiplex the services of a single fiber-optic line into multiple copper lines. In many instances, several DLC systems are located at a single remote site to create multiple local loops that serve several thousand different end-user homes and businesses. Generally, for every DLC remote site, customers will deploy at least two MCU line-testing products.
     We market and sell our MCU products directly to customers as well as through certain OEM agreements. We also have certain royalty-based license agreements in place to enable us to maintain capability with specific DLC systems. We paid royalties under these agreements in the amounts of $0.6 million, $0.3 million and $0.7 million during the years ended December 31, 2007, 2006 and 2005, respectively.
     Sales of MCU products and related hardware accounted for approximately 19%, 18% and 22% of our revenue for the years ended December 31, 2007, 2006 and 2005, respectively.
Cable Testing Products
     The Company’s Cheetah performance and status monitoring products provide a broad network assurance solution for the broadband HFC distribution system found in the cable television industry. Our Cheetah products gather status information and report on critical components within the cable network.
Cheetah Cable Monitoring
     The Company’s monitoring systems include complete hardware and software solutions that enable efficient HFC plant status monitoring. By providing a constant, proactive view of the health and status of outside plant transmission systems, the products can reduce operating costs and increase subscriber satisfaction.
     Our cable offerings consist of CheetahXD™ broadband assurance software, our proprietary CheetahNet™ (formerly NetMentor™) software systems, maintenance, head-end controllers, return path switch hardware, both proprietary and DOCSIS®-based transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes.
     We have entered into license agreements with C-COR, Alpha Technologies, Inc. (“Alpha”), and General Instrument Corp. d/b/a The Broadband Communications Sector of Motorola, Inc., through which we provide status monitoring transponder technology incorporated into those companies’ cable network management systems. We have a separate agreement with Alpha, the leading supplier of power management products to the cable industry, to serve as a non-exclusive provider of IP-based, DOCSIS-based status monitoring equipment for its power supply systems. This agreement automatically renews on an annual basis unless terminated by either party. We also have a number of third party software license agreements that allow us to incorporate third party software products and features into our Cheetah product offerings.
     We have licensing arrangements with Telchemy Incorporated, Wind River Systems, Inc. and AdventNet, Inc. for certain technology related to our cable products and pay royalties and license fees for the use of such technology on a fixed per unit basis.

CheetahIP HFC Service Assurance
     Our CheetahIP/HFC service assurance solution allows cable operators to proactively test and monitor VoIP using hardware test probes and software analysis tools. By layering VoIP test point software on to DOCSIS-based transponders, the HFC access network is populated with a Tollgrade test probe that is controlled by the CheetahXD management system, placing active on-demand and batch VoIP test calls point-to-point across the network for remote fault diagnosis.
     Our Cheetah IP Service Assurance Products, which were initially announced in June, 2005 have been met with limited market acceptance thus far. In connection with the establishment of a distribution channel for this technology, we have entered into agreements with Brix Networks, Inc. and Tektronix (successor to Minacom), which expire in 2008 and 2009, respectively, and which contain automatic renewal provisions. Sales activity in 2007, both through established third party channels, and on a direct basis, has been minimal; however, we continue to market and offer for sale this suite of products.
     Sales of both the Cheetah status monitoring and IP/HFC service assurance product lines (excluding Services) accounted for approximately 19%, 25% and 25% of the Company’s revenue for the years ended December 31, 2007, 2006 and 2005, respectively.
Electric Utility Monitoring Products
     The Company’s new product development effort, the LightHouse product line, is being designed to provide power grid monitoring capabilities to electric utilities. Research and investment throughout 2007 enabled a launch of the product line for specific beta customer opportunities in the beginning of 2008. The test system solution currently consists of line mounted sensors, aggregators, and centralized software providing an end to end solution for power providers to efficiently monitor their overhead distribution circuits in real time. A LightHouse sensor, mounted directly on the electrical conductor, will continuously monitor key circuit parameters and transmit data over a wireless network to a central location, reducing time of detecting a problem on the grid, identifying its location and restoring service. LightHouse is intended as an innovative means for electric power utilities to deploy technology to provide real-time grid intelligence to detect faults and help minimize the impact of outages while optimizing the utilization of assets. The ultimate goal of the system is to improve the overall efficiency of energy delivery, improve customer satisfaction and improve the financial performance of the electric utilities. The Company had no revenue in 2007 from these products, which are expected to be generally available in the fourth quarter of 2008.
Services
     Our Services offerings include software maintenance as well as our professional services, which are designed to ensure that all of the components of our customers’ test systems operate properly. Including software maintenance, Services revenue accounted for approximately 26%, 21% and 22% of the Company’s revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Our Services business has shifted away from traditional POTS-based testability services toward more contract-based software maintenance services, the revenue from which is more predictable. For 2007, the Services business was comprised primarily of software maintenance agreements, and was expanded considerably with the BTD acquisition. As a result, we expect Services to comprise a larger percentage of our revenue in the future. The primary customers for our Services offerings are the RBOCs, domestically, and international customers.
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
Sales and Competition
     With our headquarters in Cheswick, Pennsylvania, we market our products and services primarily through our direct sales organization with offices in Cheswick, Pennsylvania. Additionally, we have a channel of OEMs, value-added resellers and distributors, both domestic and international.
Revenue Concentrations
     The primary customers for our products and services are the RBOCs (Verizon Communications, Inc., AT&T, Inc. and Qwest Communications International, Inc.), as well as independent international telephone companies and most of the major domestic cable operators. Sales in 2007, 2006, and 2005 to AT&T (including the former BellSouth Corporation) accounted for approximately 25%,

24%, and 28%, respectively, of our total revenue for these years. Sales generated from RBOC customers were 33%, 31% and 37% of our total revenue in 2007, 2006 and 2005, respectively. Although the RBOC customers currently focus their spending in more aggressively in wireless and access technologies, our proportional revenue from RBOCs has remained relatively stable. Meanwhile, our proportional revenues from international sales have increased. Sales to one cable OEM customer, Alpha, were 11% of our total revenue in 2006. Sales to our telecom OEM customer, Lucent Technologies International, Inc., were 12% of total revenue in 2005.
     Because of our continued dependency on certain RBOCs and certain significant cable multiple system operators (“MSOs”) and OEMs, the potential loss of one or more of these customers, or the reduction of orders for our products by one or more of these customers, could materially and adversely affect our results.
     We distinguish revenue by geographic area based upon customer location. Domestic sales represented approximately 61%, 73%, and 77% of the Company’s total revenue for the years ended December 31, 2007, 2006, and 2005, respectively. International sales represented approximately 39% of the Company’s total revenue for the year ended December 31, 2007, compared with 27% and 23% for the years ended December 31, 2006 and 2005, respectively. This increase is primarily attributable to sales related to the Company’s purchase of BTD acquired from Teradyne, Inc. on August 1, 2007 and the deployment of products into Saudi Arabia, offset, in part, by a decrease in our deployment of products into South Africa and certain European accounts. Our international sales are primarily in three geographic areas: the Americas (excluding the United States of America); Europe, the Middle East and Africa (“EMEA”); and Asia Pacific. Sales for the Americas, excluding the United States of America, were approximately $5.6 million or 22% of international sales, sales for EMEA were $19.8 million or 76% of international sales and sales in Asia Pacific were $0.5 million or 2% of international sales for the year ended December 31, 2007. Sales for the Americas, excluding the United States of America, were approximately $3.9 million or 22% of international sales, sales for EMEA were $11.8 million or 66% of international sales and sales in Asia Pacific were $2.2 million or 12% of international sales for the year ended December 31, 2006. See the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for a further description of our international sales strategies.
Competitive Conditions
     The market for telecommunications and cable testing equipment is highly competitive. Primary competitive factors in the Company’s market include price, product features, performance, reliability, service and support, breadth of product line, technical documentation, prompt delivery and the availability of alternative technologies.
     The traditional competitors for our POTS telecommunications products include Fluke Corporation (formerly Harris Corporation), and Nortel. Each of these companies provides centralized test and management solutions for POTS networks. Historically, we have successfully positioned ourselves against these offerings by leveraging our patented technologies, entering into partnerships with telecommunications equipment providers, and investing in ongoing research and development for emerging broadband technologies and applications.
     Our competitors for broadband technologies and applications include Spirent Communications PLC, Huawei Technologies Co., Ltd., JDS Uniphase, and EXFO Electro-Optical Engineering Inc. Our strategy is to leverage our existing incumbent infrastructure and core competencies to test these broadband next generation networks, in order to position ourselves to compete against these competitors on the basis of lower upfront deployment costs and long-term operational efficiency.
     We also face competition as network equipment providers such as Alcatel-Lucent, Occam Networks, Inc. and Tellabs Inc. offer testing technology in the form of a chipset embedded into their products. Where testing was once only available in the form of multi-chip, circuit board-based designs like those found in our remote test system products, integrated testing technology is now available in low-cost chipsets embedded into the products of these network equipment providers. Referred to as “SELT/DELT” (Single Ended Line Test or Double Ended Line Test), the testing technology available in this form has limited functionality and only provides partial views of faults in the network. As such, we continue to believe that more robust testing technology like that offered in our products should be important for network assurance as the next generation network evolves and increased penetration of triple play services occurs. However, we have and will continue to face competition and downward pricing pressure from the availability of these less expensive, less robust alternatives resulting in decreased sales of our system products to certain of our customers, particularly in the CLEC market.
     With respect to our cable products, status/performance monitoring competitors include AM Communications, Inc., Cisco Systems Inc. (formerly Scientific Atlanta, Inc.), Alpha and Electroline Equipment Inc. Through the adoption of open, non-proprietary standards for status/performance monitoring systems, such as Hybrid Management Sub-layer (“HMS”) and DOCSIS, this market has become highly competitive. Pricing pressures have increased as all providers of monitoring transponders and associated software have reduced price points to meet customer demands. During 2005, Alpha introduced a DOCSIS-based transponder which competes with the products we supply to the market both directly and through our supply agreement with Alpha. As a result, we have modified our strategies in an attempt to reduce product costs while increasing cooperation with Alpha channel relationships.
     As with the telecommunications products, the extension of our cable products to address Internet protocol test applications expands our list of traditional competitors to now include Empirix Inc., JDS Uniphase, Tektronix Canada Inc., Brix Networks, Inc. and Agilent Technologies Inc.
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
     For our telephony products, we utilize two key independent subcontractors to perform a majority of the circuit board assembly and in-circuit testing work. For our Cheetah hardware, during 2007, we primarily used a single turnkey manufacturer, Bulova Technologies – EMS, LLC (formerly, Dictaphone Corporation’s Electronic Manufacturing Services Division), a wholly-owned subsidiary of Bulova Technologies, LLC, to procure the components and assemble and test the products. The loss of any of these subcontractors or inability of such subcontractors to meet our manufacturing needs could cause delays in our ability to meet our customers’ orders and could have a material adverse effect on our results of operations. In addition, shortages of raw materials delivered to, or production capacity constraints at, the Company’s subcontractors could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such reduction may result in delays in shipments of the Company’s products or increases in the price of components, either of which could have a material adverse impact on us. During 2006, we purchased raw materials from one of our contract manufacturers in order to provide it with temporary liquidity, and, in 2007, we purchased additional raw materials on behalf of this contract manufacturer to help ensure timely product deliveries. We had expected this contract manufacturer to return to full turn key vendor status in 2007, but it did not. The Company will transition to two new contract manufacturers in its place, and we expect this transition to be complete by the end of the second quarter of 2008.
     Generally, our products use industry standard components; however, application specific integrated circuits (“ASICs”) are also a key component of some of our products and are custom made to the Company’s specifications. Although we have generally been able to obtain ASICs on a timely basis, a delay in the delivery of these components could have a material adverse impact on the Company.
Product and Technology Development
     Our product development personnel are organized into teams dedicated to one or more specific product lines or technologies. We continuously monitor developing technologies in order to introduce new or improved products as defined standards and markets emerge. During 2007, we engaged in limited research and development and product trial activities in the wireless hotspot market; however, based on our strategic focus on our core test and measurement capabilities and expertise, we determined not to further pursue activities in this market. In 2007, we continued to investigate the development of new applications for our telecommunications and cable technologies, as well as to develop enhancements and new features to our LoopCare software product line, DigiTest hardware and other technologies to service the telecommunications and cable industries. Consistent with our strategy, during 2007, we also developed technology for use in power grid monitoring for use by electric utility companies. For the years ended December 31, 2007, 2006 and 2005, research and development expenses were approximately $13.6 million, $13.3 million and $14.1 million, respectively.
Proprietary Rights
     The names “Tollgrade®”, “MCU®”, “LIGHTHOUSE®” (as applicable to our legacy cable products), “EDGE®”, “DigiTest®”, “Telaccord®”, “MITS®” “Clearview®” “MICRO-BANK ®”, and our former LIGHTHOUSE® logo and the names and logos for “4TEL®”, “Celerity®” and “NETFLARE®”, which were acquired in connection with our acquisition of BTD, are registered trademarks of the Company. The names “LoopCare™”, “MLT™”, “Cheetah™”, “CheetahNet™”, “CheetahIP™”, “CheetahLight™”, “CheetahXD™”, “ICE™”, “ObjectArchitect™”, BatteryAnalyst™”, ProofAnalyst™”, “NetMentor™”, “Clear™”, the Clear logo, “Early Warning™”, “ReportCard™”, “CircuitView™”, “Network Assurance Simplified™”, N(x)Test™, N(x)DSL™, LTSC™, and “HyFi™”, our new LIGHTHOUSE logo (as applicable to our new power grid monitoring products) and our corporate logo are common law trademarks of the Company. “Team TollgradeSM” is a common law service mark of the Company.

     We have obtained three United States patents on the MCU products with expiration dates ranging from 2010 to 2014. We have obtained three United States and one Canadian patent on our cable technology with expiration dates of 2016, 2019, 2021 and 2020, respectively. We have obtained nine patents in the United States, one patent in Taiwan, one patent in Europe, one patent in the United Kingdom and three patents in Canada on other telecommunications technology with expiration dates ranging from 2018 to 2026.
     In connection with our acquisition of BTD, we obtained numerous patents, which included twenty-one patents in the United States, two patents in Canada, four patents in Europe and the United Kingdom and five patents in Belgium, Germany, France, Spain, the Netherlands and Italy with expiration dates ranging from 2014 to 2025. In addition, we have nineteen United States, seventeen Canadian, twelve European and five international, four Japanese and two Chinese patent applications pending on our products, many of which were obtained in connection with our acquisition of BTD. We will seek additional patents from time to time related to our research and development activities. We protect our trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.
     Although we believe that these patents in the aggregate are an important element of our business, we do not believe that our business, as a whole, is materially dependent on any one patent.
Backlog
     The Company’s order backlog for firm customer purchase orders and signed software maintenance contracts was $19.2 million at December 31, 2007, compared to backlog of $10.0 million at December 31, 2006. The order backlog at December 31, 2007 includes approximately $12.2 million of the newly acquired BTD products and services. Further, the backlog at December 31, 2007 and December 31, 2006 included approximately $13.6 million and $5.7 million, respectively, related to software maintenance contracts, including acquired BTD maintenance agreements reflected in the 2007 backlog, which is primarily earned and recognized as income on a straight-line basis during the remaining terms of these agreements. We expect the revenues related to the entire backlog at December 31, 2007 to be recognized in 2008.
     We currently have LoopCare software maintenance agreements with all of the RBOCs. One of the agreements was extended beyond December 31, 2007 on February 14, 2008 for a two year period expiring on December 31, 2009. A second agreement expires on December 31, 2008, while a third extends through 2011. The fourth, which was signed in January 2007, expires on December 31, 2008. We also have a number of agreements in force covering 4TEL and Celerity, and we have several arrangements in place for our cable software products. As discussed above, our backlog at December 31, 2007 and 2006 included approximately $13.6 million and $5.7 million respectively, related to software maintenance agreements. We have adopted a policy to include a maximum of twelve months revenue from multi-year software maintenance agreements in reported backlog. Software maintenance revenue is deemed to be earned and recognized as income on a straight-line basis over the terms of the underlying agreements.
     Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.
Employees
     As of December 31, 2007, we had 250 full-time employees, 223 of whom were located in the United States and 27 of whom were located in Europe. In the first quarter of 2008, Tollgrade began to implement initiatives as part of a strategic plan aimed at increasing efficiency and reducing cost, which is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As part of this initiative, the Company eliminated approximately 30 positions and an additional 15 positions are being reassigned to new projects. None of our employees are represented by a collective bargaining agreement, and we believe that our relations with our employees are good.
Executive Officers of the Company
     The executive officers of the Company as of February 29, 2008 and their biographical information are set forth below.

Joseph A. Ferrara	Chief Executive Officer, President and Board Member of Tollgrade since November 2007; Senior Vice President, Sales and Marketing of Tollgrade from August 2007 until November 2007; prior thereto General Manager Data Networks Division of Ericsson, Inc. from January 2006 until July 2007 following Ericsson’s acquisition of Marconi’s product divisions; Chief Executive Officer of Marconi Corporation plc’s North American operations from June 2005 until January 2006; Vice President of Business Operations of Marconi’s Data Networks Division

from February until June 2005 and July 2000 until April 2004; and Vice President of Marketing of Marconi’s Data Networks Division from April 2004 until February 2005; Age 41.

Sara M. Antol	General Counsel of the Company since December 2000; Secretary of the Company since April 1996; Chief Counsel of the Company from April 1996 until December 2000; prior thereto, attorney at Babst, Calland, Clements & Zomnir, P.C., a law firm; Age 46.

Grant Cushny	Vice President of Global Sales and Professional Services since August 2007; General Manager of Broadband Test Division of Teradyne, Inc. from June 2006 until July 2007; prior thereto Director of Professional Services from January 2004 until June 2006 and Director of Engineering from January 2000 until January 2004; Age 44.

Samuel C. Knoch	Chief Financial Officer of the Company since August 1996; Treasurer since April 1997; prior thereto, Controller of AMSCO International, Inc., a manufacturer of health care equipment, from October 1994 until August 1996; Age 51.

Joseph G. O’Brien	Vice President, Human Resources of the Company since October 1997; Director of Employee Development of the Company from April 1997 until October 1997; prior thereto, Coordinator, Elderberry Junction, Goodwill Industries, a charitable organization, from May 1995 until April 1997; Age 48.

Matthew J. Rosgone	Vice President, Operations of the Company since September 2001; Senior Vice President, Purchasing/Manufacturing, of the Company from July 1998 until September 2001; prior thereto, Vice President, Purchasing, of the Company from July 1996 until July 1998; Age 39.
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
Our strategic focus on our core test and measurement competencies and cost reduction plans may be ineffective or may limit our ability to compete.
In the first quarter of 2008, we began to implement a series of initiatives designed to increase efficiency and reduce costs and to focus our core business on our test and measurement expertise. These initiatives included reductions of staff, alignment of investments and a completion of the integration plans from recent acquisitions, including Emerson and BTD. While we believe that these actions will reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate. In such event, we may be forced to take additional cost-reducing initiatives, which may negatively impact quarterly earnings and profitability as we account for severance and other related costs. In addition, there is the risk that such measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
We are dependent upon our ability to attract, retain and motivate our key personnel.
Our success depends on our ability to attract, retain and motivate our key management personnel, including the Company’s CEO and CFO, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions of the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with the Company, our future results could be adversely affected. Furthermore, we have recently experienced a number of changes in our senior management positions, both as part of the restructuring initiatives and otherwise. Although we believe we have taken appropriate measures to address the impact of these changes, there is the risk that such changes could impact our business, which could negatively affect operating results.
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
We may experience reduced product sales caused by customers transitioning their access network service assurance solutions.
Certain of our larger customers are in the process of upgrading their access networks, and continue transitioning and upgrading their service assurance solutions for these networks. This has and may continue to adversely impact revenues from our testing products. Further, these customers may decide not to adopt our technologies for their service assurance needs, which would have a significant adverse affect on revenues for those products.
Our Services business is subject to a trend of reduced capital spending for our products by our major customers.
Our Services business, which includes software maintenance as well as professional services, is sensitive to the decline in our RBOC customers’ capital investment in their traditional voice services, which tends to drive the professional services. Furthermore, the timing of the extension or renewal of certain of the more significant software maintenance agreements can have a major impact on the Company’s Services revenues for any particular fiscal quarter or year. We are also experiencing intense pricing pressure from many of our larger software maintenance customers, as they continue to attempt to reduce their own internal costs. Accordingly, our ability to maintain historical levels from traditional sources or increase levels of Services revenues cannot be assured, and in fact, such levels may continue to decrease.
We have completed, and may pursue additional acquisitions, which could result in the disruption of our current business, difficulties related to the integration of acquired businesses, and substantial expenditures.
We have completed, and we may pursue additional acquisitions of companies, product lines and technologies as part of our strategic efforts to realign our resources around growth opportunities in current, adjacent and new markets, to enhance our existing products, to introduce new products and to fulfill changing customer requirements. Acquisitions involve numerous risks, including the disruption of our business, exposure to assumed or unknown liabilities of the acquired target, and the failure to integrate successfully the operations and products of acquired businesses. International acquisitions provide specific challenges due to the unique topology of international telecommunications networks, as well as requirements of doing business in particular countries. Further, our ability to sell certain products internationally depends upon our ability to maintain certain key manufacturing relationships and we may not be able to continue those relationships. Goodwill arising from acquisitions may result in significant impairment charges against our operating results in one or more future periods. Furthermore, we may never achieve the anticipated results or benefits of an acquisition, such as increased market share or the successful development and sales of a new product. The effects of any of these risks could materially harm our business and reduce our future results of operations.
On August 1, 2007 we acquired the Broadband Test Division of Teradyne, Inc. In addition to the general risks discussed above, the successful completion of the integration of this business remains subject to the risks that we may be unable to secure key relationships with key suppliers and customers of the Broadband Test Division, execute agreements with new customers or close international opportunities due to the risks and uncertainties inherent in international markets which are important to the acquired business. In addition, we may experience difficulties in gaining market acceptance of our products in the international customer base of the acquired business.
The failure of acquired assets to meet expectations, or a decline in our fair value determined by market prices of our stock, could indicate impairment of our intangible assets and result in impairment charges.
The carrying value of certain of our intangible assets could become impaired by changing market conditions. Statement of Financial Accounting Standards No. 142 (“SFAS 142”) requires goodwill and intangible assets with indefinite lives to be measured for impairment at least annually or more frequently if events and circumstances indicate that the carrying value of such assets may not be recoverable. We perform annual impairment tests as of December 31 of each year. We have determined that we have one reporting unit and test goodwill for impairment by comparing the fair value of the Company’s equity, which we estimate based on the quoted market price of our common stock and an estimated control premium, to the Company’s book value. The testing completed at December 31, 2007 resulted in the total impairment of goodwill and partial impairment of certain indefinite lived intangible assets.
Statement of Financial Accounting Standards No. 144 (“SFAS 144”) addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that these assets be measured for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on our assessment that a triggering event had occurred, we performed the required recoverability tests of SFAS 144 at December 31, 2007 and determined that certain long-lived assets were impaired. The occurrence of further triggering events could result in additional impairments.
The sale of our products is dependent upon our ability to satisfy the proprietary requirements of our customers.
We depend upon a relatively narrow range of products for the majority of our revenue. Our success in marketing our products is dependent upon their continued acceptance by our customers. In some cases, our customers require that our products meet their own proprietary requirements. If we are unable to satisfy such requirements, or forecast and adapt to changes in such requirements, our business could be materially harmed. In addition, we plan to introduce certain new products in the first quarter of 2008. The introduction of such products has been delayed as compared with our prior expectations. The introduction of such products in the first quarter of 2008 and their rate of acceptance could be further delayed by, among other factors, extended testing or acceptance periods, requests for custom or modified engineering of such products to conform to customer requirements.
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
We depend upon a limited number of third party contract manufacturers to manufacture certain elements of our products, and will transition to two new contract manufacturers in 2008. Furthermore, the components of our hardware products are procured from a limited number of outside suppliers. Although our products generally use industry standard products, some parts, such as ASICs, are custom-made to our specifications. Our reliance upon such third party contractors involve several risks, including reduced control over manufacturing costs, delivery times, reliability and quality of components. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, inability of our contract manufacturers to procure raw materials, integration issues related to our acquisition of the Broadband Test Division, the loss of key assembly subcontractors, difficulties associated with the transition to our new contract manufacturers or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.
Our future sales in international markets are subject to numerous risks and uncertainties.
As a result of our recent BTD acquisition and domestic market conditions, our business is becoming more dependent upon international markets. Our future sales in international markets are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability including terrorism and other acts of war or hostility, unexpected changes in the regulatory environment, trade protection measures, tax laws, our ability to market current or develop new products suitable for international markets, difficulties with deployments and acceptances of products, obtaining and maintaining successful distribution and resale channels, changes in tariffs and foreign currency exchange rates, and longer payment cycles. These specific risks, or an overall reduction in the demand for or the sales of our products in international markets, could adversely affect future results.
We face intense competition, which could result in our losing market share or experiencing a decline in our gross margins.
The markets for some of our products are very competitive. Some of our competitors have greater technological, financial, manufacturing, sales and marketing, and personnel resources than we have. As a result, these competitors may have an advantage in responding more rapidly or effectively to changes in industry standards or technologies. Competition is particularly intense in the cable markets, due to the introduction of the DOCSIS standard, which allows customers to purchase system components from multiple vendors. We are also facing competition with our IP-based testing solutions, and many competitive technologies, encompassing both hardware and software, are available in these markets. Moreover, better financed competitors may be better able to withstand the pricing pressures that increased competition may bring. If our introduction of improved products or services is not timely or well received, or if our competitors reduce their prices for products that are comparable to ours, demand for our products and services could be adversely affected. Recent competition from certain network element providers offering chip-based testing functionality may also intensify the pricing pressure for our telecommunications products and adversely affect future revenues from such products. We also face increasing pressure from certain of our RBOC customers on software maintenance agreements, as they continue to divert spending from legacy networks to next generation network elements.
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
We are actively engaged in research to improve and expand our cable products, including research and development to reduce product costs while providing enhancements; however, with the rise of industry-wide standards, among other factors, our cable products have lower margins than our telephony test system products. If sales of our network assurance and testing solutions and cable status monitoring products do not increase or are not accepted in the marketplace, or if our research and development activities do not produce marketable products that are both competitive and accepted by our customers, our overall revenues and profitability will be adversely affected.
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
If our new development efforts fail to result in products which meet our customers’ needs, or if our customers fail to accept our new products, our revenues will be adversely affected.
We have recently introduced on a limited basis our LightHouse centralized remote monitoring system for the electric utility industry. The product is currently in beta trials and is expected to be generally available in the fourth quarter of 2008. The successful development, introduction and commercial success of this new technology will depend on a number of factors, including our ability to meet customer requirements, the existence of competitive products in the market, our timely and efficient completion of product design, timely and efficient implementation of manufacturing and manufacturing processes, our ability to meet product cost targets generating acceptable margins, timely remediation of product performance issues, if any, identified during testing, product performance at customer locations, differentiation of our product from our competitors’ products, and management of customer expectations concerning product capabilities and life cycles.
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
We may incur significant liabilities if we fail to comply with environmental regulations.
Failure to comply with environmental regulations in the jurisdictions in which we do business could result in penalties and damage to our reputation. In effect in the European Union are the directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”) and the directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”). Both the RoHS Directive and the WEEE Directive impact the form and manner in which electronic equipment is imported, sold and handled in the European Union. Other jurisdictions, such as China, have followed the European Union’s lead in enacting legislation with respect to hazardous substances and waste removal. Although we have concluded that our test and measurement products fall outside the scope of the RoHS Directive, we have voluntarily undertaken to cause our next generation products to comply with its requirements. Ensuring compliance with the RoHS Directive, the WEEE Directive and similar legislation in other jurisdictions, and integrating compliance activities with our suppliers and customers could result in additional costs and disruption to operations and logistics and thus, could have a negative impact on our business, operations and financial condition. In addition, based on our conclusion that our test and measurement products do not fall within the scope of these Directives, we have determined not to take these compliance measures with respect to certain of our older, legacy products. Should our conclusions with respect to the applicability of the RoHS Directive to these products be challenged and fail to prevail, we may be subject to monetary and non-monetary penalties, and could suffer harm to our reputation.
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
We have derived a substantial amount of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has experienced significant growth and consolidation in the past few years, although, over recent years, trends indicate that capital spending by this industry has decreased and may continue to decrease in the future as a result of a general decline in economic growth in local and international markets. In particular, RBOC and large ILEC customers have been adversely affected by subscriber line losses as well as by competition from cable and wireless carriers and other carriers entering the local telephone service market. Certain emerging carriers also continue to be hampered by financial instability caused in large part by a lack of access to capital. In the event of further significant slowdown in capital spending of the telecommunications industry, our business would be adversely affected. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies may also use their purchasing power to create pressure on the prices and the margins we could realize. We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not harm our business.

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
Our common stock price has been and is likely to continue to be highly volatile. The market price may vary in response to many factors, some of which are outside our control, including:
•	General market and economic conditions;

•	Changes in the telecommunications industry;

•	Actual or anticipated variations in operating results;

•	Announcements of technological innovations, new products or new services by us or by our competitors or customers;

•	Changes in financial estimates or recommendations or failure to continue research coverage by stock market analysts regarding us or our competitors;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Announcements by our customers regarding end market conditions and the status of existing and future infrastructure network deployments;

•	Additions or departures of key personnel; and

•	Future equity or debt offerings or our announcements of these offerings.
In addition, in recent years, the stock market in general, and The NASDAQ Global Select Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future materially and adversely affect our stock price, regardless of our operating results. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of our management’s attention and resources that could harm our business.

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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our headquarters and principal administrative, engineering, manufacturing, warehouse and maintenance operations are located in Cheswick, Pennsylvania. We occupy an 111,600 square foot facility, which is under a lease that has been extended to June 30, 2009. We acquired certain land parcels that surround this facility for possible expansion; however, during our 2006 restructuring program, we determined that these properties are no longer required for our strategic needs and, therefore, sold a majority of them.
     In addition, through February 28, 2007, we leased 18,778 square feet of space in Bridgewater, New Jersey. On November 27, 2006, we entered into a lease agreement for 11,429 square feet of space in Piscataway, New Jersey, which lease commenced on March 1, 2007. This location replaced the Bridgewater location that we vacated in 2007. The Piscataway facility provides workspace for the administrative and engineering personnel of our LoopCare product line.
     As part of our purchase of BTD, we acquired or entered into leases in the following locations:
•	We have 7,500 square feet of space in Bracknell, United Kingdom. The lease expires on December 24, 2012. This facility is used primarily by engineers who support our European customer base and by customer support personnel.

•	We have 3,240 square feet of space in Kontich, Belgium. The lease term has an initial term that ends on April 1, 2012 and automatically renews for three year periods unless cancelled by either party. This facility is used primarily by customer support and administrative personnel.

•	We also have 2,422 square feet of space in Wuppertal, Germany. The lease expires on January 31, 2009. This facility is used primarily by sales and customer support personnel.

•	We acquired a lease for 20,484 square feet of space in Deerfield, Illinois, for property which is no longer utilized. The associated lease expires on July 31, 2008.
     During 2007, we also leased 22,122 square feet of space in Sarasota, Florida. On July 27, 2006, we announced a restructuring program which included the closure of the Sarasota location and relocation of certain employees to Cheswick, Pennsylvania. This lease was terminated on February 29, 2008. Also during 2007, we had 450 square feet of temporary leased space in Chicago, Illinois. The lease expires on June 30, 2008. This facility is used primarily by sales and marketing personnel.
Item 3. Legal Proceedings.
     There are currently no outstanding or pending material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2007.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock is traded on the NASDAQ Global Select Market under the symbol “TLGD”. The following table sets forth, by quarter, the high and low sales prices for our common stock for the years ended December 31, 2007 and December 31, 2006.

	2007		2006
	High	Low	High	Low
First Quarter	$12.90	$9.57	$16.24	$9.50
Second Quarter	$13.55	$10.35	$15.49	$8.66
Third Quarter	$11.34	$8.60	$10.28	$7.22
Fourth Quarter	$10.31	$7.08	$10.66	$7.74
     On January 31, 2008, there were 158 holders of record and 13,227,646 million shares outstanding of the Company’s common stock.
     We have never paid any dividends on our common stock and do not expect to pay dividends in the foreseeable future.
     On July 25, 2007, the Board of Directors approved a share repurchase program, pursuant to which the Company could repurchase up to one million shares of the Company’s Common Stock through December 31, 2007. Such purchases could be made through open market transactions and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. As of December 31, 2007, the Company had acquired 113,491 shares pursuant to this program at a total cost of $1.1 million. No shares were repurchased under this program during the fourth quarter of 2007. This program expired pursuant to its terms on December 31, 2007.
STOCK PERFORMANCE GRAPH
     Set forth below is a performance graph comparing the cumulative total returns (assuming reinvestment of dividends) for the six fiscal years ended December 31, 2007 of $100 invested on December 31, 2002 in Tollgrade’s Common Stock, the Standard & Poor’s 500 Composite Index and the NASDAQ Telecomm (IXUT).
     The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended or the Exchange Act.

	2002	2003	2004	2005	2006	2007
Tollgrade Communications, Inc.	100	149	104	93	90	68
NASDAQ Telecomm (IXUT)	100	169	182	169	216	236
S&P 500	100	126	138	142	161	167

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

	(IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)

	YEARS ENDED DECEMBER 31,
	2007	2006	2005	2004	2003

Revenues:
Products	$48,893	$51,564	$51,904	$49,770	$52,802
Services	17,667	13,830	14,415	13,048	12,298

	66,560	65,394	66,319	62,818	65,100

Cost of sales:
Products	23,501	25,277	24,326	22,191	22,966
Services	4,989	4,543	3,883	3,768	3,766
Amortization	3,058	3,419	3,004	2,624	2,919
Impairment of intangible assets	2,263	—	—	—	—
Write-down of inventory/acquired software	—	4,308	424	—	—

	33,811	37,547	31,637	28,583	29,651

Gross profit	32,749	27,847	34,682	34,235	35,449

Operating expenses:
Selling and marketing	10,224	10,552	8,882	9,483	9,388
General and administrative	9,857	7,981	7,486	7,346	6,997
Research and development	13,572	13,276	14,079	15,756	14,925
Restructuring/retirement/severance	1,838	1,840	775	269	—
Impairment of goodwill	24,958	—	—	—	—

Total operating expenses	60,449	33,649	31,222	32,854	31,310

(Loss) income from operations	(27,700)	(5,802)	3,460	1,381	4,139
Other income, net	2,767	2,755	1,359	447	400

(Loss) income before income taxes	(24,933)	(3,047)	4,819	1,828	4,539

Provision (benefit) for income taxes	1,220	(1,213)	1,301	914	1,719

(Loss) net income	$(26,153)	$(1,834)	$3,518	$914	$2,820

EARNINGS PER SHARE INFORMATION:
Net (loss) income per common share:
Basic	$(1.98)	$(0.14)	$0.27	$0.07	$0.22

Diluted	$(1.98)	$(0.14)	$0.27	$0.07	$0.21

Weighted average shares of common stock equivalents:
Basic	13,219	13,239	13,168	13,141	13,106

Diluted	13,219	13,239	13,217	13,253	13,313

	2007	2006	2005	2004	2003

BALANCE SHEET DATA:
Working capital	$77,080	$83,186	$80,806	$70,845	$65,944
Total assets	139,489	162,352	163,329	157,145	152,777
Pension obligation	908	—	—	—	—
Shareholders’ equity	123,000	149,444	150,261	146,401	145,152

	2007	2006	2005	2004	2003

OTHER DATA: (unaudited)
Number of employees at year-end	250	225	253	262	304

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This MD&A should be read in conjunction with the other sections of this annual report on Form 10-K, including “Item 1: Business”, “Item 6: Selected Financial Data” and “Item 8: Financial Statements.” Certain statements contained in this MD&A and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described in Item 1A above under “Risk Factors.”
Overview
     Communication services provide people with a means to communicate through diverse channels ranging from cable television to traditional wired telephone service to wireless telephones to electronic means such as e-mail and other Internet-based offerings. As a leading producer of network assurance products for wired networks, our mission is to provide industry-leading, cost-effective service assurance solutions to customers worldwide.
     The communications marketplace has evolved rapidly over the last decade, with significant changes in technology, regulation and economic factors affecting our business. Our challenge and opportunity is to leverage our embedded base of customers and strong market position in POTS testing to address the testing and monitoring needs of the next generation network architectures.
     Our strategy is to focus on our core test and measurement competencies to grow and develop our position in new and existing markets by:
•	Providing innovative products, services, solutions and new technologies to current, adjacent and new markets;

•	Realigning our investments to support our core business;

•	Improving existing channel partnerships and pursuing new ones;

•	Capitalizing on our worldwide customer footprint and relationships;

•	Achieving higher levels of execution and performance in all business areas; and

•	Enhancing shareholder value through investment, organic growth and potential acquisitions that promote our strategic objectives.
Industry and Market Trends
     During the late 1990s and into 2000, we benefited greatly from the increased capital spending of our RBOC and other customers as they built-out or upgraded their digital loop carrier networks during this period. In early 2001, the telecommunications industry experienced a significant downturn, primarily caused by the general slowdown of the U.S. and global economies during the period, network overcapacity, constrained capital markets and financial difficulties among certain telecommunication providers, especially CLECs. During this period, demand for our legacy products either leveled off or declined in the domestic market. This downturn persisted into 2004.
     Since that time, and continuing through 2007, telecommunications providers began to increase their capital spending as they began to migrate their networks to next generation technologies. This was a competitive response to other “non-traditional” service providers such as cable and wireless companies seeking to gain market share by adding subscribers once only serviced by traditional fixed wireline carriers.
     These events have led to several trends that we expect will continue to impact our business, which are discussed in more detail below:
•	incumbent telephone carriers continue to lose customers and revenue to cable providers and smaller, independent local exchange carriers, many of whom are developing their own networks and attempting to compete on price;

•	our traditional customer base of incumbent telephone carriers (especially the RBOCs) have considerably slowed their investments in legacy POTS line capacity and instead are focusing their capital spending on wireless and next generation wireline projects such as xDSL services, fiber-to-the-premises or fiber-to-the-node (collectively, “FTTx”) and IPTV;

•	due in part to the deregulation of the telecommunications industry that occurred in the late 1990’s, both cable and telephone companies (as well as the providers of satellite, wireless and other information mediums) are embroiled in intense competition over the so-called ‘triple-play’ of voice, data and video broadband services;

•	adoption of open, non-proprietary standards for status/performance monitoring systems, such as HMS and DOCSIS, resulting in heightened competition in that market;

•	increased consolidation among RBOCs and others in the telecommunications industry;

•	certain telecommunications customers who might traditionally have purchased full service assurance solutions from us are evaluating or have chosen less expensive, integrated testing solutions utilizing chip-based technology built into transmission equipment (referred to as “SELT/DELT”) as individual components of an overall turn-key solution; and

•	as a result of challenges in our traditional markets, we are seeking new opportunities in adjacent markets such as the electric power industry; the utilities are at a critical point with managing their infrastructure, and are looking to next generation network architectures to improve the performance and reliability of the nation’s power grid.
Customer Line Loss
     The most evident market trend to affect our results in the years from 2001 through 2007 was the general slowdown in the build-out of POTS networks by incumbent telephone carriers such as the RBOCs and other independent local exchange carriers. Beginning in 2001, the declining demand for wired telephone service, known as “line loss,” caused our customers to lose more wired customer lines than they are adding. This primarily resulted from competition from wireless telephone and cable VoIP telephone providers and the reduction in the need for multiple telephone lines due to the increased popularity of DSL (which is normally accessed though a household’s primary hardwire telephone line) and broadband access to the Internet. Although we do not believe that wireless or VoIP service will entirely replace the need for wired telephone service, we do expect that wireless and VoIP telephones will continue to erode the demand for POTS service. As will be discussed, this has and will continue to reduce demand for some of our legacy POTS testing products but also presents opportunities for our new solutions and technologies. The extent and continued pace of such reduced demand, however, is difficult to predict at this time.
Investment in New Infrastructure and Technologies by our Telecommunications Customers
     Our telecommunications customers have considerably slowed their investments in POTS line capacity relative to their spending patterns in the late 1990s through 2001. Instead, these providers, from which we derive a large percentage of our revenue, are focusing their capital spending on wireless and next generation wireline projects such as DSL services and FTTx projects.
     During 2007, telecommunications service providers continued the migration of their networks to these next generation technologies. A majority of the RBOCs have, at present, announced capital budgets for 2008 which are at or only slightly below 2007 expenditure levels. Rather than investing in POTS, however, increasing portions of these capital budgets continue to be allocated to other projects, such as wireless, DSL rollouts, and network improvements, new switching technology and FTTx projects. As a result, we continue to see delays in centralized test system deployments.
     AT&T and Qwest have indicated they will continue to use their current hybrid fiber/copper networks utilizing DSL technology for the foreseeable future to provide a vast array of competitively priced voice, data and ultimately video services to the market (the so-called ‘triple play’). Verizon is taking a different strategic direction by implementing a deep fiber to the premises (“FTTP”) network that in some cases will reach directly into the consumers’ home (known as the “FiOS” program).
     If implemented on a large scale, FTTP projects, such as Verizon FiOS, will continue to reduce demand for our MCU and legacy DigiTest products with those customers. Unlike traditional hybrid networks in which our MCU products are deployed, fiber-optic systems can be tested and managed with appropriate software (including variations of our LoopCare software). Although there is an increased rate of deployment of FTTP networks worldwide, it is likely to take many years before there is sufficient penetration to displace the “last mile” copper network.
     As opposed to FTTP, others are developing fiber to the node (“FTTN”) projects, pursuant to which, the fiber link will extend only to the nodes in the network rather than to the customer premises. This will leave a portion of the copper network intact. Given the size and breadth of the present hybrid networks, including the billions of dollars invested in them, coupled with the billions of dollars required to replace them with all fiber-optic lines, we believe that the copper portion of the network will remain an important part of the telecommunications system in the United States for the foreseeable future. As long as that copper portion remains, some need for traditional testing methods should continue.
     As a result of these trends, we continue to expect that sales of our legacy MCU products will continue to decline on an annual basis. These declines are likely to accelerate as the RBOCs complete their respective FTTx expansion programs.
     The Company’s strategy to respond to these trends is outlined in the section of this MD&A entitled “Our Reponses to These Industry Trends” that follows. A review of the impact of these network trends on certain of the Company’s intangible assets is contained in the Critical Accounting Policies section of this Item 7.
Intense Competition Among Telecommunications and Cable Service Providers
     The continuing evolution of the communications marketplace has resulted, and will continue to result, in intense competition among telecommunications and cable service providers. The deregulation of the industry over the past eight years has allowed cable service providers as well as new competitors such as wireless service providers and VoIP service providers to enter the market to offer consumers increasing choice among a variety of communication services, including voice, data, and video services. Wireless service providers offer the consumer the ability to place calls from nearly any location in the United States, and from most parts of the world. VoIP service providers allow a person to place phone calls from a VoIP phone either to other VoIP customers or to hardwired or wireless telephone numbers. As a result, competition among telecommunications providers has greatly increased and the industry has transformed from a highly regulated monopolistic model to a free market model.
     These factors have adversely affected our business to varying degrees over the past three years. Our products have historically been sold primarily to telephone and cable television companies. Because there are still a relatively limited number of such companies, the loss of any of our traditional customers may translate into reduced demand for our offerings, especially our test system and test access hardware products.
     Conversely, increased competition into the marketplace has further driven our traditional customers to invest in their access networks leading to new test system opportunities. Telephone companies, especially the RBOCs, have also been attempting to meet the demand for broadband services, with the build-out of their DSL networks, which in some instances has resulted in increased demand for our MCU products. However, as discussed above, the expansion of the broadband market will likely continue to reduce the demand for POTS service, potentially depressing overall sales of copper based testing products including MCU products.
Increased Competition in Cable Markets Resulting from Standardization
     Through the adoption of open, non-proprietary standards for status/performance monitoring systems, such as HMS and DOCSIS, the market for our cable products has become highly competitive. We have experienced significant pricing pressures as all providers of monitoring transponders and associated software have reduced price points to meet customer demands. During 2005, Alpha introduced a DOCSIS-based transponder which competes with the products we supply to the market both directly and through our supply agreement with Alpha.
     Unlike most of the existing telephone networks, the HFC networks maintained by the cable television companies are capable of providing broadband services with little additional capital investments. In general, cable companies have been quite successful with their deployments of high bandwidth Internet services. The adoption of the DOCSIS standard for cable modems by several cable companies has eliminated the demand for certain of our proprietary Cheetah head-end hardware products, and has reduced demand for other associated proprietary Cheetah offerings.
     In the cable marketplace, cable providers continue to drive the adoption of broadband and expand services beyond just traditional cable television service to high speed data and voice services. They are also aggressively attacking competitors with offerings targeted at business customers.
Consolidation in Telecommunications Market
     Competition in the telecommunications market has had the secondary effect of resulting in the consolidation of many of the telecommunications service providers. Just a few years ago, there were six RBOCs. That number has now been reduced to three. In some ways, we have benefited from the increased competition in the industry; because such competition has brought more and new providers into the market that may need our products to provide consistent and quality telecommunications services. However, to the extent competition drives further industry consolidations, we have experienced and could continue to experience disruption of our existing customer relationships, delays or loss of customer orders and pricing pressures caused by the reduction in the number of customers desiring our products. These trends cause decreased revenues and lower net income. As stated above, however, we believe that it is too early to predict the course that industry consolidations will take in the future, or how such consolidations might affect our future revenues. Further, our major customers are currently actively pursuing acquisitions to add to their product offerings, such as the RBOCs acquiring wireless capabilities. We do not currently sell products to wireless carriers; accordingly, these acquisitions will likely cause our customers to decrease spending in traditional areas as they divert funding to these acquisitions and integrations.
Alternative Embedded Testing Methods
     We have begun to face increased competition from certain network equipment providers that offer testing technology in the form of a chipset embedded into their products. Where testing was once only available in the form of multi-chip, circuit board-based designs like those found in our remote test system products, integrated testing technology is now available in low-cost chipsets embedded into the products of these network equipment providers. Known as “SELT/DELT”, the testing technology available in this form has limited functionality and only provides partial views of faults in the network. As such, we continue to believe that more robust testing technology like that offered in our products should be important for network assurance as the next generation network evolves and increased penetration of triple play services occurs. However, we have and will continue to face competition and downward pricing pressure from the availability of these less expensive, less robust alternatives resulting in decreased sales of our system products to certain of our customers, particularly in the CLEC market. Due in part to their adoption of the SELT/DELT technology, revenues from these customers have decreased dramatically.
Electric Power Utility Market
     With the development and limited introduction of our new LightHouse product line, we are targeting our service assurance products into a new market, the electric utility industry. This industry is in a tremendous period of change. There has been minimal to no improvement in the delivery efficiency in decades and minimal infrastructure investment in years. There are estimates that greater than half of today’s utility infrastructure will need to be replaced in the next ten years. Simultaneously, we believe that regulatory changes for improved reliability cannot be met without new hardware and software, and that the reporting requirements alone will require new capabilities. Moreover, climate change issues are driving investment in renewable energy sources and demand response capabilities that add significant complexity to the distribution grid. As a result of these factors, many of the major electric utilities are looking to next generation network architectures and new technology to improve the performance and reliability of the nation’s power grid. We believe that smart grid sensors and software to remotely monitor expensive equipment can enable electric utilities to meet demands for improved grid reliability, faster response to disturbances, increased energy efficiency and better, more cost-effective management of assets. We are developing a sensor technology that will provide utilities with a snapshot of the grid’s current status for fault and equipment problem location and historical data to enable better economic decisions about asset operations and maintenance, plus more accurate load research and forecasting.
Our Responses to These Industry Trends
     The evolution of the telecommunication and cable networks requires us to constantly evaluate our core business strategy and product offerings. We have taken a number of steps to position the Company to take advantage of our strengths, as follows:
Development and Marketing of Solutions
     Given the increasing interest of the RBOCs in FTTx projects and the importance of software products to cable monitoring systems, we have increased our emphasis on developing and marketing new product solutions for network assurance. We continue to engage in research and development of new and expanded telecommunications and cable products and to aggressively market and sell our products both domestically and internationally.
Telecommunications Solutions
     Our LoopCare and 4TEL/Celerity solutions are already the primary OSS software for copper line networks. Because fiber-only networks require new and unique software and hardware solutions for network testing, we have actively promoted our ability to adapt our existing OSS systems to serve FTTN systems. In addition, we are actively engaged in research and development of new hardware solutions for hybrid fiber networks.
     Since its introduction, our DigiTest test head has undergone several significant developmental changes. With the LoopCare software in combination with the DigiTest hardware, we offer a complete integrated testing system to smaller customers such as CLECs and international customers. Furthermore, as a result of past extensive research and development efforts, we offer our DigiTest EDGE product, which combines the reliability of our DigiTest POTS testing system with our new Broadband Services Unit

(“BSU”) test capability and T-1 Special Services test capability, under certain applications. Our DigiTest HUB product was designed to support multiple testing environments, including broadband testing, while retaining interfaces to legacy equipment. The DigiTest ICE was designed to provide both metallic and multi-layered DSL testing to help service providers install and maintain broadband triple play services within traditional and hybrid fiber copper networks. Although these products have seen some success in certain international customers, and have been approved in certain domestic networks, we have not had success selling them into the domestic service providers. Furthermore, it is not clear whether the international customers who have deployed these products will continue to do so, as the original projects driving these product sales are substantially complete. However, we continue to actively market and attempt to sell these products into both domestic and international markets. As the DSL subscriber base of the RBOCs’ network reaches a level of maturity that should support higher measures of centralized testing, certain portions of the DigiTest product family, including DigiTest ICE, should compete favorably with similar offerings in that market.
     We also continue to aggressively sell our existing legacy telecommunications products. For example, we are actively marketing the system as a replacement for, or upgrade to, the existing LTS employed by the RBOCs to target problems in their POTS network. We believe that DigiTest is a good replacement product for the existing LTSs, which are decades old. Replacement parts for them are no longer produced. Despite our marketing efforts, however, except for small-scale deployments in certain selected markets, the RBOCs have yet to allocated significant capital resources to LTS replacement projects, and we expect that in the current competitive environment, they will continue to attempt to utilize the existing LTS equipment as long as possible. We also continue to actively market DigiTest to CLEC customers, whose strategy requires them to deploy and manage their own telecommunications infrastructure, including the deployment of a new centralized test system.
     The overall goal of our strategic emphasis on new product development and positioning of certain legacy telecommunications products is to allow us to replace the revenue historically generated by our legacy MCU products. As the life cycle for MCU products continues to mature, and certain RBOCs and other customers focus their capital spending on network improvements such as FTTx rather than hybrid networks, demand for our MCU and existing DigiTest products will likely diminish. Nevertheless, for the reasons discussed above, we expect that MCU sales will continue to contribute to our revenues for the foreseeable future.
     The continuing general trends of reduced MCU sales as well as expansion of our product lines, have resulted in the broadening of our customer base. This trend reflects the diversion by RBOC customers of their spending away from the traditional POTS network testing elements and more toward next generation network build-outs and our efforts to replace these lost revenues with sales to new customers, including cable companies, and increasing international sales. As a result, we expect that our sales to the RBOCs as a percentage of our total revenue will continue to decrease in 2008 and beyond.
     As fiber pushes closer to the home in the telecommunications network, the transmission equipment located at remote sites carry lower levels of line density. As a result, the acceptable business case for test system alternatives requires significantly lower levels of capital investment by the service provider, which translates into requirements for lower platform costs for software and hardware test solutions. This has caused these carriers to look to alternative, less expensive ways to test their networks, such as SELT/DELT. We have reacted to this trend by identifying opportunities where we might partner with chipset vendors, such as Zarlink, to expand the interface capabilities of our LoopCare and 4TEL systems to these embedded test functions in order to leverage our customers’ existing legacy investment. In addition, we are actively pursuing lower cost test hardware platforms, which we believe will maintain significant advantages over alternatives.
Cable Solutions
     Since 1996, we have offered our legacy cable hardware and software products to cable companies for status monitoring of their networks. In order to grow our cable status monitoring product line, on February 13, 2003, we purchased the Cheetah product line from JDS Uniphase. With the addition of the Cheetah product line, we have become a supplier of status monitoring hardware and software to nearly every major cable company.
     Most of these large cable MSOs are in the process of or have adopted the DOCSIS standards into their broadband network. We have taken a proactive approach to this through development of DOCSIS-based monitoring hardware. We have entered into distribution arguments with third parties, including Alpha, to become a supplier of this technology to the HFC networks. By aligning with Alpha, and as result of their competitive positioning as the predominant provider of power supplies to the cable industry, we significantly broadened our scope of opportunities for our DOCSIS products. Our non-exclusive distribution agreement with Alpha continues to be a very important part of our DOCSIS product distribution strategy. However, we also now face competition from Alpha, as they introduced a competitive DOCSIS-based transponder in 2005, which has adversely impacted our sales of this product.
     Because our cable products generate lower margins than our proprietary MCU and software offerings, an increase in the percentage of our sales of cable-related products relative to our traditional products has and will continue to result in lower profitability. Furthermore, consolidations within the cable industry and the adoption of the DOCSIS standards have caused and will continue to cause pricing and margin pressure as competitors continue to reduce pricing. As a result, our revenues and net income have been and may continue to be adversely affected. We are working on strategies to offset these lower margins by lowering manufacturing costs while offering additional feature sets to our DOCSIS-based products, such as our downloadable software modules for VoIP and IP testing, that are intended to build upon an embedded base of core technology.
     Even with the adoption of DOCSIS by many cable providers, we believe that there still is market opportunity for our proprietary Cheetah status monitoring systems, especially for those customers who have already made significant investments in our cable products. Nevertheless, the further evolution of cable industry standards has diminished and likely will continue to diminish the need for some of these proprietary products.
     Over the past couple of years, we have designed and marketed our CheetahXD broadband assurance platform, which was designed to monitor the physical network elements that provide high-speed data and VoIP services. We have also developed downloadable software modules for VoIP and IP testing through the DOCSIS-based transponder. The adoption of DOCSIS technology has stimulated some sales of our CheetahXD software and associated DOCSIS-based transponders; however, to date sales of these products has not had the penetration we had expected. Also, any increased margins enjoyed from the sale of CheetahXD software has not offset the rapid margin decline experienced as a result of the sales shift from proprietary to predominantly DOCSIS hardware. We have reacted to this situation by further reducing our costs for this product line through a restructuring and re-alignment implemented in 2008. Further discussion pertaining to this restructuring follows, under the heading “Realignment of Resources.” We are also working to increase cooperation with Alpha, our primary OEM sales channel in the cable market, in an attempt to maximize revenues from this source.
     During 2007, we also introduced what we believed to be the industry’s first embedded DOCSIS-based node transponder platform, designed to enable cable operators to proactively monitor and control their fiber nodes. This provides a cost benefit for operators as it eliminates the need for headend equipment. We currently have agreements or active discussions with a number of node manufacturers to develop DOCSIS-based node transponders for various nodes in the marketplace.
Expansion into Other Industries with Similar Products
     As part of our strategy to introduce new test and monitoring solutions into new markets, during 2007 we expanded into the electric power utility market with the limited introduction of our LightHouse centralized remote monitoring system. This product is currently in beta trials and is expected to be generally available later in 2008. This product development effort was also intended to diversify our business. Much of the underlying LightHouse system components are similar to those in our telecommunications and cable solutions, which should lower our market entry costs while increasing the probability of successful product development, stability and features.
     A LightHouse sensor, mounted directly on the electrical conductor, is being developed to continuously monitor key circuit parameters and transmit data over a wireless network to a central location, reducing time of detecting a problem on the grid, identifying its location and restoring service. The new product line is a system of components that will include a wireless sensor, an aggregator device that collects data, and software to enable viewing, maintenance and reporting functions in real-time. The ultimate goal of the system is to improve the overall efficiency of energy delivery, improve customer satisfaction and improve the financial performance of the electric utilities.
     The electric utility market is experiencing growth which may be able to offset declines in some of the legacy technology areas within our business. We believe we have identified a market need that could be met by bringing intelligence to the power grid to provide real-time detection of faults and to help minimize the impact of outages while optimizing the utilization of assets.
Acquisitions and Our Expanding Geographic Footprint
     Over the past several years, we have diversified our product offerings and markets through our acquisitions. We continue to explore alternatives to enhance and expand upon our test and measurement global footprint and to evaluate all pertinent acquisition and partnership opportunities that could strengthen our position in our core or adjacent markets. On August 1, 2007, we acquired BTD from Teradyne, Inc. This acquisition significantly enhanced our global reach in our core test and measurement market, which in combination with our Emerson acquisition in 2006, gave us immediate and significant presence in Europe, with the addition of significant large customers such as British Telecom, Deutsche Telecom, KPN and others. We have had less success with the sale of the products from the Emerson acquisition, following completion of a large Eastern European project, but we continue to actively market these products into international accounts. The revenue footprint of BTD was largely international, such that our revenue from international customers was 39%, 27% and 23% of our total revenue in 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, sales to customers in the Americas (excluding the United States) were approximately $5.6 million or 22% of international sales; sales to customers in EMEA were $19.8 million or 76% of international sales; and sales to customers in Asia Pacific were $0.5 million or 2% of international sales.

     Furthermore, the Company enjoys a stream of software maintenance revenue from international sources, which was strengthened as a result of our BTD acquisition. Our Cheetah product lines are also marketed internationally through OEM relationships. As demand for cable service internationally increases, our cable products in particular may offer an avenue to further international sales, as worldwide cable standards do not differ materially from those supported by our products. In the short term, the success of our LoopCare, 4TEL/Celerity, DigiTest and Cheetah offerings will primarily be dependent on the efforts of our OEM partners and in the competitiveness of our OEM pricing model.
Realignment of Resources
     In the first quarter of 2008, the Company initiated certain strategic initiatives designed to better align the Company’s resources around growth opportunities in current, adjacent and new markets. These actions were taken in response to the trends in our industry including greater competition, continuing consolidation amongst our customer base, and shifts of service provider spending away from systems that telecommunications and MSOs consider legacy in nature. As a result of these initiatives, we expect to achieve annual cost savings of approximately $3.7 million. In addition the Company is diverting approximately $2.0 million of spending in 2008 to the new LightHouse product initiative as described above. There is no guarantee that the savings discussed above, coupled with potential economic benefits from any of the Company’s new product initiatives, will be appropriately timed and/or generate sufficient revenue to offset the unfavorable effects on our business of the trends discussed above. Should the Company find that the measures taken to date are not sufficient, other strategic initiatives may be implemented.
Other Company Trends
     In addition to the industry and product trends that we have already discussed, our operating results have fluctuated and may continue to fluctuate from time to time as a result of various other factors, including the timing of orders from, shipments to, and acceptance of software by, the RBOC customers and significant international and independent telephone companies. This timing is particularly sensitive to various business factors unique to each of our larger customers, including their relationships with various organized labor groups and a continuing tendency to place large orders for shipment of hardware and software toward the end of a quarter, which may result in orders placed in one quarter not being filled until the next period. Furthermore, our product sales have become more project-oriented in the last few years, with large portions of revenue from those projects being conditioned on acceptance of large orders or phases, which might move from quarter to quarter. In addition, the markets for some of our products, such as our systems test products and cable products are highly competitive. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.
     We believe that the changes outlined above and others within the telecommunications marketplace, industry consolidation, as well as our continuing efforts to expand our customer base and product offerings, have required us to grant more favorable terms to some of our customers, which has and expected to continue to result in pressure to our gross margins. Although we will continue to strive to meet the demands of our customers, which include delivery of quality products at an acceptable price on acceptable terms, we can provide no assurance that we will be successful in negotiating acceptable terms and conditions with our customers or that these continuing efforts by our RBOC customers to consolidate their inventory and product procurement systems will not cause fluctuations or delays in our order patterns or order cancellations.
     Our 2007 results reflected revenues from Services of approximately 26%, compared to approximately 21% and 22% in 2006 and 2005, respectively. The increase in revenues from Services in 2007 is attributed to revenues related to our BTD acquisition on August 1, 2007, which had largely a service-oriented revenue base. Further, we expect that including BTD revenues for the entire year in our consolidated revenues should cause the percentage of Services revenue to total revenue to increase even further in the future. Therefore, since our Services revenue is typically associated with existing purchase orders, contracts or a combination of both, we expect predictability of revenues from this portion of the business to improve. During 2007, the remainder of our revenue, or 74% of the consolidated total, was comprised of sales of software and hardware products to new or existing customers. A significant portion of this revenue was recognized under orders or contracts for project-related business, which largely concluded at the end of 2007. At the present time, there is no significant continuation of those projects reflected in the Company’s backlog that would replace those 2007 revenue streams and we have not entered into agreements for any such new projects that could contribute to revenue in 2008. This is resulting in a general decline in expected revenues from our core test system products, for all the reasons discussed above. Management presently expects that this revenue decline can be offset to some extent by the addition of Services revenue from the BTD acquisition for the full year of 2008, but there can be no assurances that we will be successful in offsetting this entire decline, or that the decline might not accelerate more quickly than expected. However, in any event, our revenue stream from non-project related sources is very likely to become even more difficult to predict during 2008, and could possibly result in swings or declines in business levels from quarter to quarter, and such swings or declines may be material.

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
     For software license fees and maintenance revenue, we follow the AICPA’s Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” This statement requires that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software, leaving no significant obligations on the part of the Company to perform. We require a customer purchase order or other written agreement to document the terms of a software order and written acceptance from the customer prior to revenue recognition. In certain limited cases, however, agreements provide for automatic customer acceptance after the passage of time from a pre-determined event and we have relied on these provisions for an indication of the timing of revenue recognition. In isolated cases for orders of custom software, or orders that require significant software customization, such as that associated with our contract for test gear deployment in Saudi Arabia, we employ contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services may be separated into stand-alone fair values if not already documented in the purchase order or agreement and where list prices or other objective evidence of fair value exists to support such allocation, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue will not be recognized for any single element until all elements considered essential to the functionality of the delivered elements under the contract are delivered and accepted.
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
Intangible Assets and Goodwill
     At December 31, 2007, we had net intangible assets of $44.2 million primarily resulting from the acquisitions of the LoopCare product line in September 2001, the Cheetah product line in February 2003, the test business of Emerson in February 2006 and the BTD acquisition in August, 2007. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets, not be amortized for financial reporting purposes. Finite-lived intangible assets are amortized on a straight-line basis or an accelerated method, whichever better reflects the pattern in which the economic benefits of the asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
     In connection with the assets acquired in the 2001 LoopCare transaction, intangible assets of $45.1 million were identified with residual goodwill of $16.6 million. These included Developed Product Software valued at $7.3 million and LoopCare Base Software valued at $4.5 million. Both have been determined to have finite useful lives of five years and ten years, respectively, and are being amortized over those periods. Also identified were intangible assets related to the LoopCare trade name of $1.3 million and Post-Warranty Service Agreements of $32.0 million. Because of the longevity of the LoopCare trade name and the stability, level of embedment, and unique dependence of the RBOCs on the post warranty maintenance services, these intangible assets were determined to have indefinite useful lives at the acquisition date. With regard to the Post-Warranty Maintenance Service Agreements, during the fourth quarter of 2005, management determined that events and circumstances which supported the indefinite life of this asset had changed. More specifically one of the Company’s key customers continues to implement a FTTP initiative which indicates that the intangible asset related to the Post-Warranty Service Agreements may not have an indefinite useful life. This development as well as circumstances surrounding recent post-warranty contract renewals led the Company to conclude that in accordance with SFAS No. 142, a finite useful life should be assigned and the intangible asset should be amortized beginning October 1, 2005. Management currently believes that the hybrid fiber/copper network currently deployed by the RBOCs, which is tested by the underlying LoopCare Base Software, will exist for at least an additional fifty years. Management has therefore assigned a useful life to this asset of fifty years.
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
     On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson for $5.5 million in cash. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The purchase price allocation was finalized in the first quarter of 2007. Based on our final purchase price allocation, we have identified $0.2 million of customer relationship intangible assets and $0.8 million in technology related intangible assets both having an estimated life of five years. We also identified $0.1 million associated with a tradename that is expected to have a useful life of three years. Finally, we allocated $0.1 million of the purchase price to the sales order backlog that was acquired, which was consumed during 2006. Goodwill was approximately $2.3 million.
     On August 1, 2007, Tollgrade acquired certain assets associated with BTD from Teradyne, Inc. for a purchase price of approximately $11.3 million in cash, the assumption of certain liabilities and payment of acquisition costs of $0.6 million for a total acquisition expenditure of $11.9 million. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS no. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. The purchase price allocation was finalized in the fourth quarter of 2007. Based on purchase price allocation, we have identified $0.8 million of customer relationship intangible assets and $0.8 million in technology related intangible assets. We have also identified $6.1 million associated with customer maintenance contracts and $0.2 million to other intangible assets acquired. Based on the purchase price allocation, we recorded goodwill of approximately $1.1 million.
Sensitivity Analysis:
     Certain portions of the telecommunications market serviced by the Company’s products are evolving and, when appropriate, management reviews the impact of such changes on the key assumptions underlying the valuation of each of its intangible assets. Technological advances, as well as potential changes in strategic direction by any of the Company’s key telecommunications or cable customers, could result in an impairment or substantial reduction in one or more of the estimated lives over which the respective intangible asset(s) is/are currently being amortized. The following table lists intangible assets with a remaining life at December 31, 2007 of at least one year:

	Years
		Remaining
	Original	Life at	Carrying Value	2008 Projected
Asset Description	Life	12/31/07	at 12/31/07	Amortization
			(in millions)

LoopCare
Base Software	10	3.75	$1.7	$0.5
Post-Warranty Maintenance Service Agreements	50	47.75	30.6	0.6
Cheetah
Base Software	10	5.00	1.5	0.3
Proprietary Technology	10	5.00	0.1	—
Customer Base	15	10.00	1.6	0.3
Emerson
Proprietary Technology	5	3.25	0.5	0.2
Customer Relationship	5	3.25	0.1	—
BTD
Post Warranty Maintenance Service Agreements	48	47.60	1.4	0.4
Post Warranty Maintenance Service Agreements	20	19.60	3.4	0.7
Post Warranty Maintenance Service Agreements	10	9.60	0.7	0.2
Post Warranty Maintenance Service Agreements	6	5.60	0.2	—
Technology	3-10	2.60-9.60	0.7	0.2
Customer Relationship	10	9.60	0.7	0.2
Other	0.5-10	1.0-10.0	1.0	0.4

			$44.2	$4.0

In the event that the Company would reevaluate the above estimated useful lives in the future due to changed events and circumstances, annual amortization would increase based on the respective intangible asset’s carrying value and revised remaining useful life.
     Reviews for Impairment:
     Goodwill and certain other intangible assets, determined to have an indefinite life, are not amortized. Instead, these assets are reviewed for impairment at least annually or more frequently if events or changes in circumstance indicate that the carrying value of such assets may not be recoverable. During these reviews for impairment of indefinite lived assets, other than goodwill, we review any changes in facts and circumstances which would impact the estimated useful life of the asset. We perform our annual impairment tests on December 31st of each year. With respect to goodwill, we have determined that we have one reporting unit. At December 31, 2007 and 2006, we based our goodwill impairment test on a comparison of the fair value, which we estimated based on our market capitalization and an estimated control premium to the Company’s book value. Due to a decline in the trading price of the Company’s shares during the fourth quarter of 2007, in addition to a revision in revenue projections, we prepared a valuation of the Company’s enterprise value to determine the implicit value of goodwill at December 31, 2007. Consequently, we determined that our goodwill was entirely impaired, and in connection therewith recorded a non-cash charge in the fourth quarter of 2007 of approximately $25.0 million. Indefinite lived intangible assets other than goodwill are valued using the relief from royalty method with no residual value. For indefinite lived intangible assets, our annual impairment tests indicated partial impairment of both LoopCare and Cheetah trade names. As a result, the Company recorded a $2.3 million non-cash-charge to reflect this impairment and, in addition, assigned a definite life of five and ten years to the LoopCare and Cheetah trade names, respectively, based on current events and circumstances.
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
     This test of intangible assets relative to impairments involves critical accounting estimates. We relied upon our financial plan for 2007 and best estimates of revenues and cash flows for later years in measuring current values; however, these expectations may not be realized and future events and market conditions might indicate material impairment of value that could result in material charges to net income. Such a future situation would not, however, in and of itself affect our cash flow or liquidity.
Inventory Valuation
     We utilize a standard cost system that approximates first-in, first-out costing of the products. Standards are monitored monthly and changes are made on individual parts, if warranted; otherwise standard costs are updated on all parts annually, normally in November of each year. The cost of excess capacity is not included in the standard cost of inventory, but is charged to cost of sales as a period cost. We evaluate our inventories on a monthly basis for slow moving, excess and obsolete stock on hand. The carrying value of such inventory that is determined not to be realizable is reduced, in whole or in part, by a charge to cost of sales and reduction of the inventory value in the financial statements. The evaluation process, which has been consistently followed, relies in large part on a review of inventory items that have not been sold, purchased or used in production within a one-year period. Management also reviews, where appropriate, inventory products that do not meet this threshold but which may be unrealizable due to discontinuance of products, evolving technologies, loss of certain customers or other known factors. As a result of this comprehensive review process, an adjustment to the reserve for slow moving and obsolete inventory is normally made monthly. Inventory identified as obsolete is also discarded from time to time when circumstances warrant.
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
Income Taxes
     We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. As of December 31, 2007, we had net deferred tax liabilities of $1.2 million. As of December 31, 2006, we had net deferred tax liabilities recorded of $0.8 million.
     In accordance with SFAS No. 109, the Company records a valuation allowance to reduce tax assets by jurisdiction to an amount for which realization is more likely than not. In 2006 and 2005, based on our evaluation of the Company’s ability to utilize its tax assets including any net operating loss carryforwards, from a U.S. federal income tax point of view, it was determined that net of available carrybacks the Company could generate sufficient taxable income in future years making it more likely than not that such tax assets could be realized. Those same evaluations done on a state by state jurisdictional basis in 2006 and 2005 did not support a similar conclusion, and valuation allowances in the amount of $0.7 million and $0.2 million in 2006 and 2005, respectively, were recorded to establish or maintain a 100% reserve against all state NOL’s except certain states where unitary filings are permitted.
     In 2007, the Company once again evaluated its tax asset and net operating loss carryforward positions at December 31, 2007, from a realizability point of view in accordance with SFAS No. 109. Upon completing the evaluation, the Company recorded a valuation allowance against substantially all of its U.S. federal and state deferred tax assets, except to the extent of deferred tax liabilities, as it is presently unable to determine that it is more likely than not that those net deferred tax assets will be realized. As a result, we recorded a valuation allowance of approximately $9.9 million in the Company’s accompanying consolidated income statement for the year ended December 31, 2007.
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainties in income taxes recognized on an enterprise’s financial statements in accordance with FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes.” FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or expect to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. Effective January 1, 2007, the Company adopted FIN 48. There was no cumulative effect as a result of the adoption of FIN 48.
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

Assets Held for Sale
     We classify long-lived assets as held for sale when certain criteria are met, including: Management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. Assets held for sale are classified as other current asset in the Condensed Consolidate Balance Sheet.
     We measure assets to be disposed of by sale at the lower of carrying amounts or fair value less cost to sell. Fair value for the assets currently held for sale is determined based on management’s estimates of market value, supported by independent real estate broker opinion.
Restructuring Accrual
     In July 2006, we began to implement a formalized restructuring program based on our business strategies and economic outlook to increase efficiency and reduce costs. In connection with these strategic initiatives, we recorded estimated expenses associated with employee severance, relocation and lease termination costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), generally costs associated with restructuring activities initiated after December 31, 2002 have been recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance and the timing of execution of such activities, the is process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the cost of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
Pension Benefits
     In connection with our BTD acquisition, we assumed and now sponsor a defined benefit pension plan for three employees based in Germany. Accounting for the cost of this plan requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life of employees participating in this plan. This estimation requires judgment about the discount rate used to determine these obligations, rate of future compensation increases, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
     In the valuations of the pension benefit liability, management utilizes various assumptions. We determine our discount rate based on an investment grade bond yield curve with a duration that approximates the benefit payment timing of each plan. This rate can fluctuate base on changes in investment grade bond yields.
     Future compensations rates, withdrawal rates and participant retirement age are determined base on historical information. These assumptions are not expected to significantly change. Mortality rates are determined based on a review of published mortality tables.
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
Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
Revenue
     Revenue for the year ended December 31, 2007 was $66.6 million, an increase of $1.2 million, or 1.8%, from our revenue of

$65.4 million for the year ended December 31, 2006. The increase in sales was largely associated with an increase in MCU sales and the inclusion of BTD sales, offset by declines in sales of Cable products, N(x)Test products associated with the conclusion of a large project in the prior year, and certain professional services.
     Sales of our MCU product line in 2007 were $12.7 million, compared to $12.0 million in the previous year, which represents an increase of approximately $0.7 million, or 5.8%. Although reflecting an increase in 2007, the overall trend in this product line is one of maturation due to the RBOCs’ limiting capital spending in their traditional POTS networks and the evolution of the transmission network towards end-to-end fiber. The MCU product line accounted for approximately 19.1% of 2007 revenue, compared to 18.3% of our 2006 revenue.
     Sales of the Company’s Systems Test product line (excluding sales of stand-alone LoopCare software products) in 2007 were approximately $21.7 million, an increase of approximately $0.2 million, or 1.0% from the prior year. The increase is associated with significant revenues from an international project in the Middle East and the inclusion of BTD related revenues, offset by lower deployments into South Africa, and lower sales to one of our large independent customers. Systems Test product sales accounted for approximately 32.6% of 2007 revenue compared to 32.9% of 2006 revenue.
     Sales of stand-alone LoopCare software products in 2007 were approximately $1.7 million, representing a $0.1 million, or 5.6%, decrease compared to 2006. Although only slightly lower between years, 2007 LoopCare RTU revenues were significantly lower from our project in the Middle East, offset by higher revenues generated in South Africa.
     Services revenue consists of installation oversight and product management services provided to customers and fees from LoopCare and Cheetah software maintenance agreements and BTD maintenance contracts and service applications. Service revenues were approximately $17.7 million in 2007 compared to $13.8 million in 2006. The increase is largely due to the inclusion of BTD related revenues in 2007. Services revenues accounted for approximately 26.6% of 2007 revenue, compared to 21.1% of 2006 revenue.
     Overall sales of cable hardware and software products were $12.8 million in 2007, a decrease of $3.5 million, or 21.5% from our revenue of $16.3 million for the year ended December 31, 2006, which included a large bulk buy of transponder hardware early in the year, which did not recur in 2007. Overall sales of cable hardware and software products were 19.2% of 2007 revenue, a decrease from 24.9% of 2006 revenue.
Gross Profit
     Gross profit for 2007 was $32.7 million compared to $27.8 million for 2006, an increase of approximately $4.9 million or 17.6%, from the previous year. The increase in gross profit was due primarily to a $4.3 million charge recorded in 2006 associated with various products that were discontinued as they were not part of the Company’s future strategic focus. There was no such charge related to inventory in 2007. However, 2007 did include an impairment charge of approximately $2.3 million related to certain intangible assets. The remainder of the change in gross profit was due to improved product mix. Gross profit as a percentage of revenue increased to 49.2% for 2007 from 42.6% for 2006. This increase as a percentage of sales is due to the effect on 2006 gross margin associated with the inventory write-down.
Selling and Marketing Expenses
     Selling and marketing expenses consist primarily of personnel costs as well as commissions and travel expenses of direct sales and marketing personnel, and costs associated with various promotions and related marketing programs. Selling and marketing expenses for 2007 were $10.2 million, or 15.4% of revenues, compared to $10.6 million, or 16.1% of revenues for 2006. The decrease in selling and marketing expenses is related to decrease in commission costs of $0.8 million offset by an increase in consulting costs of $0.3 million. The increase in consulting costs is associated with the purchase of the BTD.
General and Administrative Expenses
     General and administrative expenses consist primarily of personnel costs for finance, administrative and general management personnel as well as accounting, legal and insurance expenses. General and administrative expenses for 2007 were $9.9 million, or 14.8% of revenue, compared to $8.0 million, or 12.2% of revenues for 2006. The increase is primarily attributed to an increase in salaries and wages of $0.2 million, stock based compensation of $0.2 million, an increase of $0.2 million in professional services, an increase of $0.3 million in computer software related to the transitional service agreement for BTD, a $0.2 million increase in consulting costs, an increase in recruiting expense of $0.2 million and a $0.6 million increase in other costs.

Research and Development Expenses
     Research and development expenses consist primarily of personnel and other costs associated with the development of new products and technologies, including DigiTest, next generation Cheetah hardware and software and LoopCare software. Research and development expenses for 2007 were $13.6 million, or 20.4% of revenue, compared to $13.3 million, or 20.3% of revenue for 2006. The increase in research and development expense is primarily associated with a $0.3 million increase in salaries and wages.
Restructuring Programs
     On July 27, 2006, Tollgrade announced a restructuring program which included the consolidation of the Sarasota facility, discontinuance of various products, and the write-down of certain fixed assets and real estate. The restructuring program resulted in the reduction of 21 employees. The total expense associated with the restructuring program recorded in 2007 was $0.9 million, which was comprised of employee severance, relocation costs, lease termination costs and inventory and real estate write-downs.
The components of the charges and accrual at December 31, 2007 for this program are as follows (in thousands):

	Balance at
	December 31,		Cash		Balance at
	2006	Expense	payments	Asset write-downs	December 31, 2007

Facility rationalization, including employee costs	$341	$914	$(778)	$(374)	$103
Real estate impairment	—	28	—	(28)	—

Total	$341	$942	$(778)	$(402)	$103

     As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value, supported by independent real estate broker opinions. We anticipate the sale of this real estate will be completed in 2008. The majority of the cash payments to be made under the program pertain to the remaining obligation for lease termination costs. These costs were fully accrued at December 31, 2007, under the assumption that the Company would not be successful in sub-leasing the Sarasota facility.
Severance and Related Expenses
     Effective as of November 16, 2007, Mark Peterson resigned as Chief Executive Officer and President and as a director of Tollgrade Communications, Inc. (the “Company”). The Company entered into a Separation and Mutual Release Agreement (the “Agreement”) dated as of November 16, 2007 with Mr. Peterson, pursuant to which he received the following separation payments: (a) an amount equal to the sum of (i) Mr. Peterson’s base salary through November 16, 2007 (the “Agreement Date”) to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Peterson as of the Agreement Date to the extent not then paid; (b) two times his contractual annual base salary of $0.3 million for a total of $0.6 million; and (c) a lump sum payment of $14,000. The Company agreed to pay all premiums on behalf of Mr. Peterson to continue medical insurance for his immediate family through the second anniversary of the Agreement Date. Additionally, the Company has agreed to continue to indemnify Mr. Peterson, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Agreement Date, for his actions or omissions in his capacity as an officer or director of the Company at or prior to the Agreement Date. The Company recorded a total charge in the fourth quarter of 2007 related to Mr. Peterson’s separation of approximately $0.7 million. Mr. Peterson was also entitled to receive any vested benefits payable to him under the terms of any employee benefit plan or program of the Company in accordance with the terms of such plan or program. Under the terms of the Agreement and the Company’s 1995 Long-Term Incentive Compensation Plan (as amended through January 24, 2002), all options to acquire shares of the Company’s common stock held by Mr. Peterson were fully vested prior to the Agreement Date and remain exercisable by Mr. Peterson for at least one year following the Agreement Date.
Charges for severance in the fourth quarter of 2007 also include amounts for two other executives whose employment was terminated in 2007. Charges related to the separation of each such executive in the fourth quarter of 2007 were less than $0.1 million.
Impairment
     Coincident with a decline in the value of the Company’s shares during the fourth quarter of 2007, the Company performed an impairment review of its goodwill at its measurement date of December 31, 2007. Based on our work in determining the implicit value of goodwill, we concluded that our goodwill was entirely impaired and consequently recorded a non-cash charge in the fourth quarter of 2007 of approximately $25.0 million.

Other Income
     Other income, which consisted primarily of interest income, was $2.8 million for 2007, which is consistent with 2006.
Provisions for Income Taxes
     The Company’s effective tax rate for 2007 was a charge of 4.9% of pre-tax income, compared to a benefit of 39.8% in 2006. The 2007 effective rate reflects the impact of permanent items on the loss before income taxes. During 2007, we recorded a valuation allowance of $9.9 million against a portion of the Company’s deferred tax assets as it was deemed more likely than not that these assets would not be realizable in future periods. During 2006, we determined that a valuation allowance of $0.7 million was required related to our ability to use net operating losses for various states.
Net (Loss) Income and Earnings Per Share
     For the year ended December 31, 2007, the net loss was $26.2 million compared to a net loss of $1.8 million for the year ended December 31, 2006. Diluted earnings per common share were a loss of $(1.98) for 2007 versus a loss of $(0.14) for 2006. Diluted weighted average shares of common stock and equivalents outstanding were 13.2 million in 2007 and 2006.
Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Revenue
     Revenue for the year ended December 31, 2006 was $65.4 million, a decrease of $0.9 million, or 1.4%, from our revenue of $66.3 million for the year ended December 31, 2005. The decrease in sales was largely associated with a decrease in sales of our MCU, DigiTest, and LoopCare products offset by revenues generated from our N(x)Test product offering, primarily to our customer in Eastern Europe.
     Sales of our MCU product line in 2006 were $12.0 million, compared to $14.9 million in the previous year, which represents a decrease of approximately $2.9 million, or 19.5%. The decline in sales reflects increased purchases of such products in 2005 likely due to hurricane and storm-related restoration projects by certain RBOC customers as well as the continued maturation of this product line, the RBOCs’ limiting capital spending in their traditional POTS networks and the evolution of the transmission network towards end-to-end fiber. The MCU product line accounted for approximately 18.3% of 2006 revenue, compared to 22.5% of our 2005 revenue.
     Sales of the Company’s Systems Test products (excluding sales of stand-alone LoopCare software products) in 2006 were approximately $21.5 million, an increase of approximately $3.6 million, or 20.1% from the prior year. The increase was associated with the inclusion of the Company’s N(x)Test system products acquired by the Company from Emerson on February 24, 2006 offset by a decrease in DigiTest revenue. Revenue from N(x)Test products was $6.2 million for the year ended December 31, 2006. Sales were primarily driven by sales of product into Eastern Europe and continued deployment of product into the United Kingdom. Overall, the N(x)Test System products were 9.5% of the 2006 revenue. The decrease in DigiTest was associated with the completion of a significant portion of our project in Saudi Arabia offset by additional deployments into Africa and increased sales to one of our RBOC customers. DigiTest sales accounted for approximately 23.4% of 2006 revenue, compared to 27.0% of our 2005 revenue.
     Sales of stand-alone LoopCare software products in 2006 were approximately $1.8 million, representing a $1.0 million, or 35.7%, decrease compared to 2005. LoopCare revenue for separate RTUs reflected lower sales to RBOC customers.
     Services revenue consists of installation oversight and product management services provided to customers and fees from LoopCare and Cheetah software maintenance agreements. Service revenues were approximately $13.8 million in 2006 compared to $14.4 million in 2005. Services revenues accounted for approximately 21.1% of 2006 revenues, compared to 21.7% of 2005 revenues.
     Overall sales of cable hardware and software products were $16.3 million in 2006, which was the same as the prior year. Overall sales of cable hardware and software products were 24.9% of 2006 revenue, an increase from 24.6% of 2005 revenue.
Gross Profit
     Gross profit for 2006 was $27.8 million compared to $34.7 million for 2005, a decrease of approximately 19.7% from the previous year. The decrease in gross profit was due primarily to a $4.3 million charge recorded in 2006 associated with various inventory products that were discontinued as they were not part of the Company’s future strategic focus. Additionally, gross profit was also impacted by a $0.4 million increase in amortization expense. Gross profit as a percentage of revenue declined to 42.6% for 2006 from 52.3% for 2005. During the third quarter of 2005, we recorded an impairment charge of $0.4 million related to software acquired in 2004 that we no longer consider to be a part of our product strategy going forward. Gross margin in 2006 as a percentage of sales declined due to the restructuring charge, increased amortization, increased cable market DOCSIS-based product sales, which carry a lower margin, as well as lower sales of separate LoopCare RTUs between periods.
Selling and Marketing Expenses
     Selling and marketing expenses consist primarily of personnel costs as well as commissions and travel expenses of direct sales and marketing personnel, and costs associated with various promotions and related marketing programs. Selling and marketing expenses for 2006 were $10.6 million, or 16.1% of revenues, compared to $8.9 million, or 13.4% of revenues for 2005. The increase in selling and marketing expenses was related to personnel and related costs associated with the addition of the Emerson product line, stock based compensation of $0.1 million, increased commission costs of $0.6 million, an increase in consulting costs of $0.3 million and an increase in travel expenses of $0.1 million. The increase in commission costs was due to an increase in commissionable revenue. The increase in consulting costs was primarily associated with services provided for our international projects.
General and Administrative Expenses
     General and administrative expenses consist primarily of personnel costs for finance, administrative and general management personnel as well as accounting, legal and insurance expenses. General and administrative expenses for 2006 were $8.0 million, or 12.2% of revenue, compared to $7.5 million, or 11.3% of revenues for 2005. The increase was primarily attributed to stock based compensation of $0.3 million, an increase of $0.4 million in professional services, partially offset by a $0.1 million decrease in bonuses, and a $0.1 million decrease in consulting costs.
Research and Development Expenses
     Research and development expenses consist primarily of personnel and other costs associated with the development of new products and technologies, including DigiTest, next generation Cheetah hardware and software and LoopCare software. Research and development expenses for 2006 were $13.3 million, or 20.3% of revenue, compared to $14.1 million, or 21.2% of revenue for 2005. The decrease in research and development expense was associated with a $0.2 million decrease in salaries and wages, and $0.2 million for bonuses. This decrease was associated with our restructuring program announced on July 27, 2006. Additionally, research and development expense declined by $0.3 million associated with depreciation expense and rent expense. These benefits were also related to the restructuring program and the closure of the Sarasota, Florida location.
Restructuring
     On July 27, 2006, Tollgrade announced a restructuring program which included the consolidation of the Sarasota facility, discontinuance of various products, and the write-down of certain fixed assets and real estate. The restructuring program resulted in the reduction of 21 employees. The total expense associated with the restructuring program recorded in 2006 was $6.1 million of which $4.3 million was recorded in cost of goods sold and $1.8 million was recorded in operating expense. The $1.8 million recorded in operating expense was comprised of $0.4 million associated with employee severance and relocation costs, $1.0 million for lease termination costs and fixed asset write-downs and a charge of $0.4 million for impairment of real estate. The restructuring program achieved expected annual cost savings estimates of approximately $3.3 million.
     The components of the charges and accrual at December 31, 2006 for this restructuring program are as follows (in thousands):

	Balance at		Cash	Asset	Balance at
	December 31, 2005	Expense	payments	write-downs	December 31, 2006

Facility rationalization, including employee costs	$—	$1,418	$(498)	$(579)	$341
Inventory write-down	—	4,308	—	(4,308)	—
Real estate impairment	—	422	—	(422)	—

Total	$—	$6,148	$(498)	$(5,309)	$341

     As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value, supported by independent real estate broker opinions. We anticipate the sale of this real estate will be completed within a year. The majority of the cash payments to be made under the program pertain to the remaining obligation for lease termination costs. Approximately 50% of these costs were accrued at December 31, 2006 under the assumption that the Company would have been successful in sub-leasing the Sarasota facility.
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
     Mr. Allison received the following separation payments: (a) an amount equal to the sum of (i) Mr. Allison’s base salary through the Retirement Date to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Allison as of the Retirement Date to the extent not then paid; (b) two times his contractual annual base salary of $0.3 million for a total of $0.6 million; and (c) a lump sum payment of $0.1 million. The Company will pay all premiums on behalf of Mr. Allison to continue medical insurance for his immediate family through the second anniversary of the Retirement Date. Additionally, the Company has agreed to continue to indemnify, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Retirement Date, for Mr. Allison’s actions taken or omissions in his capacity as an officer or director occurring at or prior to the Retirement Date. The Company also agreed to pay up to $50,000 of the reasonable fees and expenses of Mr. Allison’s legal counsel incurred in connection with the negotiation and execution of the Agreement. The Company recorded a total charge in the first quarter of 2005 related to Mr. Allison’s retirement of approximately $0.8 million.
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
Liquidity and Capital Resources
     Cash and cash equivalents and short-term investments decreased to $58.9 million at December 31, 2007 from $62.7 million at December 31, 2006. We generated sufficient cash flow from operations to sustain our capital spending and to fund our BTD acquisition in 2007. The $58.9 million of cash, cash equivalents and short-term investments are unrestricted and available for corporate purposes, including acquisitions, research and development and other general working capital requirements. We had working capital of $77.1 million as of December 31, 2007, a decrease of $6.1 million, or 7.3%, from the $83.2 million of working capital as of December 31, 2006. The decrease in cash, cash equivalents and short term investments from December 31, 2006 is largely attributable to the $11.9 million purchase of BTD from Teradyne, Inc.

     Our inventories increased $5.1 million to $13.7 million at December 31, 2007, compared to $8.6 million at December 31, 2006. This increase was related to a number of factors, including inventory stocks purchased in connection with the BTD acquisition, raw material purchases made to build existing products as well as acquired BTD products, and additional investments in consigned inventory related to one of the Company’s contract manufacturers, which was expected to return to full turnkey vendor status in 2007 but for liquidity reasons has been unable to do so. The Company will transition to two new contract manufacturers in its place, and we expect this transition to be complete by the end of the second quarter of 2008.
     Overall, we generated cash from operating activities of $10.4 million in 2007 compared to $1.7 million in 2006. The increase in cash flow is attributable to significant cash collections in 2007 related to project related business, much of which began in 2006 but concluded in 2007.
     Cash used for investments in asset acquisitions and capital expenditures was $14.2 million in 2007, compared to $6.9 million in 2006 which also included a long-term equity investment of $0.2 million. The increased requirements were primarily related to increased funds utilized for the BTD acquisition. The Company also received $0.9 million in 2007 related to its continuing liquidation of assets held for sale.
     We made capital expenditures, including capitalized software, of $2.3 million, $1.2 million and $1.0 million in the years ended December 31, 2007, 2006 and 2005, respectively. Our 2007, 2006 and 2005 expenditures were primarily related to ongoing business requirements. Planned capital expenditures for 2008 are approximately $3.9 million, including projects for test fixtures, development system, and computer and office equipment.
     Amended effective December 19, 2006, the Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility, expiring on December 19, 2009. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of our maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are payable quarterly at the rate of 0.25% per annum on the average unused commitment. As of December 31, 2007 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements in 2008.
     On December 31, 2006, our former share repurchase program expired. Since that repurchase program was instituted in April 1996 and as of December 31, 2006, the Company had repurchased 461,800 shares of common stock. The repurchased shares were authorized to be utilized under certain employee benefit programs. No shares repurchases were made during 2006.
     On July 25, 2007, the Board of Directors approved a new share repurchase program, pursuant to which the Company could repurchase up to one million shares of the Company’s Common stock through December 31, 2007. Such purchases could be made through open market transactions and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. As of December 31, 2007, the Company had acquired 113,491 shares pursuant to this program at a total cost of $1.1 million. The Board of Directors of the Company has not renewed this program.
     The impact of inflation on both the Company’s financial position and the results of operations has been minimal and did not adversely affect our 2007 results and is not expected to adversely affect our 2008 results. Our financial position enables us to meet our cash requirements for operations and capital expansion programs, which expired as of December 31, 2007.
     As part of our strategic plan, in the first quarter of 2008, the Company began to implement initiatives aimed at increasing efficiency and reducing costs. These initiatives are expected to generate approximately $3.7 million of cost savings annually and have realigned existing resources to new projects; reduced the Company’s engineering staff for better alignment of resources with opportunities; made changes in field service and sales staffing to reflect continuing consolidations among our customer base and full integration of prior acquisitions; and reduced the number of senior management positions as a result of integrating talent from acquisitions along with a review of the management structure. The Company has eliminated approximately 30 positions and an additional 15 positions are being reassigned to new projects. As a result of these measures, the Company expects to record a non-recurring cash charge of approximately $1.0 million in the first quarter of 2008 for severance and related benefits, the majority of which is expected to be paid in the first quarter of 2008.

Off-Balance Sheet Arrangements
     As a matter of policy, we do not engage in transactions or arrangements with unconsolidated or other special purpose entities.
Commitments and Contractual Obligations
     The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for the Cheswick facility expires on June 30, 2009. The office lease for the Sarasota facility was terminated on February 29, 2008. On November 27, 2006, we entered into a lease agreement for space in Piscataway, New Jersey, which commenced on March 1, 2007. This space replaces the lease for the Bridgewater location. The office space in Deerfield, Illinois facility expires on July 31, 2008. During 2007, we had temporary leased space in Deerfield, Illinois which expires on June 30, 2008. The office lease for the Bracknell, United Kingdom facility expires on December 24, 2012. The office lease for the Kontich, Belgium facility expires on April 1, 2012. The office lease for the Wuppertal, Germany facility expires on January 31, 2009. The Company is also involved in various month-to-month leases for research and development and office equipment at all six locations. In addition, all three of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments, none of these commitments are material.
     Included in the commitment schedule below are certain purchase obligations primarily arising from non-cancelable, non-returnable agreements with materials vendors. Additionally, the Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase up to $29,421 of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. This liability has been recorded in the consolidated balance sheet as the Company has a legal obligation to purchase this inventory as of December 31, 2007. The recording of this obligation in the financial statements did not result in a charge to the Consolidated Statements of Operations. We fully expect to utilize this inventory during the normal course of business and have not recorded any reserve related to this specific item.
     Minimum annual future commitments as of December 31, 2007 are (in thousands):

Payments due by period
					More than 5
	Total	Less than 1 year	1-3 years	3-5 years	years

Operating Lease Obligations	$3,370	$1,068	$1,341	$961	$—

Purchase Obligations	302	254	48	—	—

FIN 48 Obligations	273	—	273	—	—

Pension Obligations	908	—	—	—	908

Total	$4,853	$1,322	$1,662	$961	$908

     The lease expense was $1.3 million in 2007 and $1.6 million in 2006 and 2005.
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
Key Ratios
     The Company’s days sales outstanding in trade accounts receivable were 83 and 88 days at December 31, 2007 and 2006, respectively. The decrease is primarily the result of the maturation of certain significant international contract business and the timing of related cash collections. The Company’s inventory turnover ratio was 2.8 at December 31, 2007 and 4.3 at December 31, 2006. The decrease is a result of the Company experiencing increased inventory stocks due to the BTD acquisition, raw material purchases made to build existing products as well as acquired BTD products, and additional investments in consigned inventory related to one of the Company’s contract manufacturers. Both of these ratios are determined based on twelve month moving averages.

Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 became effective for the Company on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company is currently evaluating the impact of adopting this statement.
     As of January 1, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158).
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement.
     In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting these statements.
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

	March 31,	June 30,	September 29,	December 31,
	2007 (2)	2007 (3)	2007 (4)	2007 (5)

Revenue(1)	$13,042	$14,181	$20,578	$18,752
Gross profit(1)	7,018	7,804	10,946	6,969

Net income(loss)(1)	$111	$450	$1,426	$(28,140)

Earnings (Loss) Per Share Information
Weighted average shares

	March 31,	June 30,	September 29,	December 31,
	2007 (2)	2007 (3)	2007 (4)	2007 (5)

Basic	13,254	13,260	13,207	13,156
Diluted	13,442	13,516	13,440	13,156

Basic	$0.01	$0.03	$0.11	$(2.14)
Diluted	$0.01	$0.03	$0.11	$(2.14)

	April 1,	July 1,	September 30,	December 31,
	2006 (6)	2006 (6)	2006 (7)	2006 (8)

Revenue(1)	$17,607	$16,253	$14,949	$16,584
Gross profit(1)	7,946	7,620	3,205	9,075

Net (loss) income(1)	$(64)	$(104)	$(3,250)	$1,583

(Loss) Earnings Per Share Information
Weighted average shares
Basic	13,214	13,247	13,247	13,247
Diluted	13,214	13,247	13,247	13,270

Basic	$0.00	$(0.01)	$(0.25)	$0.12
Diluted	$0.00	$(0.01)	$(0.25)	$0.12

(1)	Revenues, gross profit and net (loss) income are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)	During the first quarter ended March 31, 2007, the Company recorded a $0.4 million restructuring charge primarily associated with employee severance and the refinement of estimates related to employee relocation and lease termination costs.

(3)	During the second quarter ended June 30, 2007, the Company recorded a $0.2 million restructuring charge primarily associated with the refinement of estimates related to employee relocation and lease termination costs.

(4)	During the third quarter ended September 29, 2007, the Company recorded a $0.2 million restructuring charge primarily associated with the refinement of estimates related to employee relocation and lease termination costs.

(5)	During the fourth quarter ended December 31, 2007, the Company recorded a charge of $2.3 million associated with the impairment of certain intangible assets, $0.9 million severance charge, $0.1 million restructuring charge primarily associated with the refinement of estimates related to employee relocation, and a $25.0 million goodwill impairment charge.

(6)	The Company did not record a restructuring charge during this quarter.

(7)	During the fiscal quarter ended September 30, 2006, the Company recorded a $4.3 million inventory restructuring charge and a $1.5 million restructuring charge for employee related costs.

(8)	During the fiscal quarter ended December 31, 2006, the Company recorded a $0.3 million restructuring charge for employee related costs.

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
Notes to Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tollgrade Communications, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tollgrade Communications, Inc. at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Broadband Test Division (“BTD”) from its assessment of internal control over financial reporting as of December 31, 2007 because BTD was acquired by the Company in a purchase business combination during 2007. We have also excluded BTD from our audit of internal control over financial reporting. BTD’s total assets and total revenues represent 13% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 17, 2008

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
In thousands (except par value)

	December 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$58,222	$57,378
Short-term investments	632	5,323
Accounts receivable:
Trade, net of allowance for doubtful accounts at $478 in 2007 and $535 in 2006	14,625	15,149
Other	1,601	1,918
Inventories	13,687	8,556
Prepaid expenses and deposits	1,120	776
Deferred and refundable income taxes	503	2,939
Assets held for sale	272	1,190

Total current assets	90,662	93,229
Property and equipment, net	4,279	3,301
Intangibles	44,215	41,487
Goodwill	—	23,836
Receivable from officer	—	148
Other assets	333	351

Total assets	$139,489	$162,352

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,214	$1,580
Accrued warranty	1,937	2,135
Accrued expenses	3,148	2,590
Accrued salaries and wages	891	658
Accrued royalties payable	707	200
Income taxes payable	572	97
Deferred revenue	2,113	2,783

Total current liabilities	13,582	10,043
Pension obligation	908	—
Deferred tax liabilities	1,999	2,865

Total liabilities	16,489	12,908
Commitments and contingencies Shareholders’ equity:
Common stock, $ .20 par value—authorized shares, 50,000; issued shares, 13,731 in 2007 and 13,709 in 2006	2,744	2,742
Additional paid-in capital	73,389	72,477
Treasury stock, at cost, 575 shares in 2007 and 462 shares in 2006	(5,900)	(4,791)
Retained earnings	52,863	79,016
Accumulated other comprehensive loss	(96)	—

Total shareholders’ equity	123,000	149,444

Total liabilities and shareholders’ equity	$139,489	$162,352

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
In thousands (except per share data)

	Years Ended December 31,
	2007	2006	2005

Revenues:
Products	$48,893	$51,564	$51,904
Services	17,667	13,830	14,415

	66,560	65,394	66,319
Cost of sales:
Products	23,501	25,277	24,326
Services	4,989	4,543	3,883
Amortization	3,058	3,419	3,004
Inventory write-down	—	4,308	—
Impairment of intangible assets	2,263	—	424

	33,811	37,547	31,637

Gross profit	32,749	27,847	34,682

Operating expenses:
Selling and marketing	10,224	10,552	8,882
General and administrative	9,857	7,981	7,486
Research and development	13,572	13,276	14,079
Restructuring expense	942	1,840	—
Severance expense	896	—	775
Impairment of goodwill	24,958	—	—

Total operating expense	60,449	33,649	31,222

(Loss) income from operations	(27,700)	(5,802)	3,460
Other income:
Interest income	2,767	2,755	1,359

Total other income	2,767	2,755	1,359

(Loss) income before income taxes	(24,933)	(3,047)	4,819
Provision (benefit) for income taxes	1,220	(1,213)	1,301

Net (loss) income	$(26,153)	$(1,834)	$3,518

EARNINGS PER SHARE INFORMATION:

Weighted average shares of common stock and equivalents:
Basic	13,219	13,239	13,168
Diluted	13,219	13,239	13,217

Net (loss) income per common share:
Basic	$(1.98)	$(0.14)	$0.27
Diluted	$(1.98)	$(0.14)	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

							Accumulated
					Additional		Other			Other
	Preferred Stock		Common Stock		Paid-In	Treasury	Comprehensive	Retained		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Earnings	Total	Income (Loss)
Balance at December 31, 2004	—	—	13,623	$2,725	$71,135	$(4,791)	$—	$77,332	$146,401
Exercise of common stock options	—	—	41	8	291	—	—	—	299
Tax benefit from exercise of stock options	—	—	—	—	43	—	—	—	43
Net income	—	—	—	—	—	—	—	3,518	3,518	$3,518

Balance at December 31, 2005	—	—	13,664	2,733	71,469	(4,791)	—	80,850	150,261
Exercise of common stock options	—	—	45	9	397	—	—	—	406
Tax benefit from exercise of stock options	—	—	—	—	94	—	—	—	94
Share based compensation	—	—	—	—	517	—	—	—	517
Net loss	—	—	—	—	—	—	—	(1,834)	(1,834)	$(1,834)

Balance at December 31, 2006	—	—	13,709	2,742	72,477	(4,791)	—	79,016	149,444
Exercise of common stock options	—	—	10	2	87	—	—	—	89
Tax benefit from exercise of stock options	—	—	—	—	10	—	—	—	10
Purchase of treasury stock	—	—	—	—	—	(1,109)	—	—	(1,109)
Share based compensation	—	—	—	—	815	—	—	—	815
Issuance of restricted stock	—	—	12	—	—	—	—	-
Actuarial gain, net of tax	—	—	—	—	—	—	32	—	32	32
Foreign currency translation loss	—	—	—	—	—	—	(128)	—	(128)	(128)
Net loss	—	—	—	—	—	—	—	(26,153)	(26,153)	(26,153)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	$(26,249)

Balance at December 31, 2007	—	—	13,731	$2,744	$73,389	$(5,900)	$(96)	$52,863	$123,000

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net (loss) income	$(26,153)	$(1,834)	$3,518
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,755	5,499	5,450
Impairment of goodwill and intangible assets	27,221	—	—
Valuation allowance	9,922	—	—
Compensation expense related to stock plans	815	517	—
Deferred income taxes	(9,435)	(441)	548
Excess tax benefits from share based compensation	(10)	(94)	(43)
Restructuring and asset impairment	473	5,309	424
Provision for losses on inventories	402	(90)	545
Provision for allowance for doubtful accounts	86	86	(289)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable – trade	4,197	(3,952)	1,524
Accounts receivable – other	562	(512)	(1,300)
Inventories	(4,106)	(1,727)	2,462
Refundable income taxes	897	(231)	312
Prepaid expenses deposits and other assets	(150)	565	1,208
Accounts payable	1,959	(318)	175
Accrued warranty	(198)	(85)	139
Accrued expenses, deferred revenue and salaries and wages	(1,902)	40	954
Accrued royalties payable	500	(381)	130
Income taxes payable	557	(678)	786

Net cash provided by operating activities:	10,392	1,673	16,543

Cash flows from investing activities:
Purchase of Emerson test business	—	(5,501)	—
Purchase of BTD from Teradyne	(11,855)	—	—
Purchase of investments	(12,194)	(9,646)	(19,340)
Redemption/maturity of investments	16,885	22,333	19,867
Capital expenditures, including capitalized software	(2,324)	(1,247)	(1,049)
Investments in other assets	—	(155)	—
Sale of assets held for sale	892	—	479

Net cash (used in) provided by investing activities:	(8,596)	5,784	(43)

Cash flows from financing activities:
Repurchase of treasury shares	(1,109)	—	—
Proceeds from the exercise of stock options	89	406	299
Excess tax benefit from share based compensation	10	94	—

Net cash (used in) provided by financing activities:	(1,010)	500	299

Net increase in cash and cash equivalents	786	7,957	16,799

Effect of exchange rate change on cash and cash equivalents	58	—	—

Cash and cash equivalents at beginning of year	57,378	49,421	32,622

Cash and cash equivalents at end of year	$58,222	$57,378	$49,421

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$3	$811	$—
Supplemental disclosure of non-cash financing activity:
Final purchase price adjustment	$—	$—	$179
See Note 4 for certain non-cash investing activities related to the BTD and Emerson acquisition.

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
We reported our quarterly results for the first three interim periods based on fiscal quarters ending March 31, 2007, June 30, 2007 and September 29, 2007 and for the fourth interim period ended December 31, 2007. We reported our quarterly results for the first three interim periods based on fiscal quarters ending April 1, 2006, July 1, 2006 and September 30, 2006 and for the fourth interim period ended on December 31, 2006.
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
INVESTMENTS
Short-term investments at December 31, 2007 and 2006 primarily consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of more than three months and less than one year from the date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a return on investment of funds held for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method. These debt securities are classified as “held to maturity” and are recorded at amortized cost, which approximates market value.
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
For software license fees and maintenance revenue, we follow the AICPA’s Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” This statement requires that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software, leaving no significant obligations on the part of the Company to perform. We require a customer purchase order or other written agreement to document the terms of a software order and written acceptance from the customer prior to revenue recognition. In certain limited cases, however, agreements provide for automatic customer acceptance after the passage of time from a pre-determined event and we have relied on these provisions for an indication of the timing of revenue recognition. In isolated cases for orders of custom software, or orders that require significant software customization, such as that associated with test gear deployment in Saudi Arabia or for other large projects, we employ contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services are separated into stand-alone fair values if not already documented in the purchase order or agreement and where list prices or other objective evidence of fair value exists to support such allocation, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue will not be recognized for any single element until all elements considered essential to the functionality of the delivered elements under the contract are delivered and accepted.
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
GOODWILL AND INTANGIBLE ASSETS
Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that definite-lived intangible assets and goodwill be tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying value exceeds fair value. Each reporting period, we review current events and circumstances to determine whether they continue to support the indefinite lives. With respect to goodwill, we have determined that we have one reporting unit and perform our annual impairment test on December 31st of each year. At

December 31, 2007 and 2006, we based step one of our goodwill impairment testing on a comparison of fair value, which we estimated based on our market capitalization and an estimated control premium, to the Company’s book value. Our analysis work in step two indicated a 100% impairment of goodwill in 2007 as a result of a decline in our share price in the fourth quarter. Indefinite lived intangible assets are valued using the relief from royalty method with no residual value. For indefinite lived intangible assets, our annual impairment tests indicated partial impairment and the results of our review of useful lives, based on current events and circumstances, required the assignment of definite lives to these assets. Refer to Note 5 for further discussion of these impairment charges.
The values assigned to finite lived assets were determined using a discounted cash flow model and no residual value. Furthermore, SFAS No. 142 requires purchased intangible assets with a finite life to be amortized over their useful lives using a methodology which reflects the pattern in which the economic benefit of the assets is consumed. Amortization of these assets is generally straight-line, with the exception of any customer base assets and software related intangible assets. The customer base assets are amortized utilizing an accelerated method which reflects the pattern in which the economic benefits of the customer base asset are consumed or otherwise used. Software related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life. All amortization of intangible assets is recorded in cost of sales.
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
Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainties in income taxes recognized on an enterprise’s financial statements in accordance with SFAS No. 109. There was no cumulative effect as a result of the adoption of FIN 48.
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

RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for the Company on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company is currently evaluating the impact of adopting this statement.
As of January 1, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158).
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting these statements.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
Under the Company’s stock compensation plans, directors, officers, and other employees may be granted options to purchase shares of the Company’s common stock. The exercise price on all outstanding options is equal to the fair market value of stock at the date of the grant, as defined in the applicable plans. Options granted prior to 2007 generally vested over a two-year period with one-third vested upon grant. During 2007, options were granted which generally vest over a three-year period, with one-third vesting at the end of each year during such period. The options expire ten years from the date of grant.
In March 2006, the Company’s Board of Directors adopted the 2006 Long-Term Incentive Compensation Plan (the “2006 Plan”), which was approved by Shareholders on May 9, 2006, and provides up to 1,300,000 shares available for grant. As of December 31, 2007 and December 31, 2006, there were 1,169,452 and 1,276,666 shares authorized but not granted under the 2006 Plan. The 2006 Plan was intended to replace the Company’s 1995 Long-Term Incentive Compensation Plan, which by its terms, provided that no shares could be awarded beyond October 15, 2005. The 1998 Employees Incentive Plan (the “1998 Plan”) is still an active plan and there are 990,000 shares reserved there under. As of December 31, 2007 and December 31, 2006, there were 164,141 and 153,373 shares authorized but not granted under the 1998 Plan. All full-time active employees of the Company, excluding officers and directors, are eligible to participate in the 1998 Plan.
During 2007, the Company granted from the 2006 Plan 160,000 options to two employees. There were no options granted by the Company from the 1998 Plan in 2007.
Also, during 2007, the Board of Directors approved the issuance of a total of 130,548 restricted shares under the 2006 Plan. Of these shares, 11,662 restricted shares were issued to non-employee members of the Board of Directors and 118,886 restricted shares were issued to certain executive officers. The restricted share awards granted to non-employee directors provide each director the right to receive the shares one year following the date of grant, regardless of whether the director is still serving on the Board of Directors, unless the director is removed from the Board for cause during that time. During the one year restriction period, directors can vote but are not permitted to trade restricted shares. Of the restricted shares granted to certain executive officers, one-third of such grant is subject to a three year vesting period and requiring continuous employment, while the remaining two-thirds of such grant will vest at December 31, 2008 should the Company achieve certain operating performance targets as established by the Company and approved by the Compensation Committee of the Board of Directors. The conditions of grant to certain executive officers also provide for accelerated vesting of one-half of the performance-based restricted shares on December 31, 2007 if certain performance targets, as defined, are met or exceeded.
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

The Company adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R). Under the modified prospective transition method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes one-third at the expense immediately upon grant. The remaining charge is recorded using the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 and 2006 was $0.8 million and $0.5 million, which consisted of stock-based compensation expense.
SFAS 123(R) requires companies to estimate the fair value of share-based payments awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the years ended December 31, 2007 and 2006 were insignificant.
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
Pro forma information under SFAS 123 for periods prior to January 1, 2006
Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 based on the fair value method set forth in SFAS No. 123.

Year Ended
December 31, 2005
(in thousands)
Net income	$3,518
Less: Total stock-based compensation determined under the fair value method for all awards, net of related tax effect	574

Pro forma net income	$2,944

Earnings per common share:
Basic	$0.27

Basic – pro forma	$0.22

Diluted	$0.27

Diluted – pro forma	$0.22

Share-based compensation recognized in 2007 and 2006 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s equity incentive plans. The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values for the year ended December 31, 2007, 2006 and 2005, were based on estimates at the date of grant as follows:

		Stock Options
	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005(A)

Weighted average grant date fair values	$3.69	$4.84	$5.26
Expected life (in years)	5.0	5.0	4.8
Risk free interest rate	3.6%	4.7%	4.2%
Volatility	48.6%	56.1%	72.2%

(A)	Assumptions used in the calculation of fair value according to original provisions of SFAS No. 123.
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

Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

			Weighted Average
	Number of Shares	Range of Exercise Price	Exercise Price

Outstanding, December 31, 2004	1,655,316	$6.00 – $159.19	$30.57

Granted	305,904	8.49 – 9.45	8.61
Exercised	(40,850)	6.00 – 9.81	7.32
Cancelled/Forfeited/Expired	(140,333)	6.00 – 159.19	36.39

Outstanding, December 31, 2005	1,780,037	7.28 – 159.19	26.87

Granted	30,000	9.00 – 9.19	9.13
Exercised	(44,984)	7.56 – 12.55	9.02
Cancelled/Forfeited/Expired	(406,668)	7.28 – 117.34	16.28

Outstanding, December 31, 2006	1,358,385	7.28 – 159.19	30.24

Granted	160,000	7.78 – 9.84	7.91
Exercised (A)	(10,500)	7.56 – 9.49	8.49
Cancelled/Forfeited/Expired	(67,323)	8.49 – 159.19	43.74

Outstanding, December 31, 2007	1,440,562	$7.28-$159.19	$27.28

	Number of Shares

Options exercisable at:
December 31, 2005	1,605,113		$28.86
December 31, 2006	1,258,092		$31.96
December 31, 2007	1,280,563		$29.70

(A)	The intrinsic value associated with exercised options which represents the difference between the strike price and the market value of Tollgrade stock at the time of exercise was less then $0.1 million and $0.3 million in 2007 and 2006, respectively.
The following table summarized the status of stock options, outstanding and exercisable, at December 31, 2007:

	Stock Options Outstanding				Stock Options Exercisable
	Number	Weighted	Weighted		Number	Weighted
	Outstanding	Average	Average	Aggregate	Exercisable as	Average	Aggregate
Range of	as of	Remaining	Exercise	Intrinsic	of December	Exercise	Intrinsic
Exercise Prices	December 31, 2007	Contractual Life	Price ($)	Value ($)	31, 2007	Price ($)	Value (B) ($)

$ 7.28 – 7.69	131,000	1.01	$7.46	$ 73,024	131,000	$ 7.46	$73,024

7.70 – 7.78	150,000	9.95	7.78	36,000	—	—	—

7.79 – 8.49	203,947	7.78	8.49		203,947	8.49

8.50 – 9.81	159,015	5.07	9.26		155,682	9.26

9.82 – 15.84	163,350	4.97	13.00		156,684	13.13

15.85 – 21.70	154,500	3.79	19.07		154,500	19.07

21.71 – 28.40	149,500	3.82	27.83		149,500	27.83

28.41 – 55.90	192,750	3.36	43.24		192,750	43.24

55.91 – 117.34	123,000	2.63	115.71		123,000	115.71

117.35 – 159.19	13,500	2.53	159.19		13,500	159.19

Total	1,440,562	4.85	27.28	$109,024	1,280,563	$ 29.70	$73,024

(B)	The aggregate intrinsic value in the preceding table represents the difference between the strike price and the market value of Tollgrade stock on December 31, 2007 which was $8.02. The total number of in-the-money options exercisable as of December 31, 2007 was 131,000 shares.

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	No. of Shares	Exercise Price	Contractual Term	Value (1)
Vested	1,280,563	$29.70	4.2	$73,024
Expected to Vest	159,999	$7.91	9.9	36,000

Total	1,440,562	$27.28	4.9	$109,024

(1)	The aggregate intrinsic value in the preceding table represents the difference between the exercise price and the value of Tollgrade stock on December 31, 2007 of $8.02.

As of December 31, 2007, there was $1.2 million of unrecognized compensation cost related to stock options and restricted shares granted under the Company’s equity incentive plans which is expected to be incurred through 2010. The unrecognized compensation cost is expected to be recognized over a weighted average period of three years. The Company recorded cash received from the exercise of stock options of $0.1 million and related tax benefits of less than $0.1 million during fiscal 2007.
3. RESTRUCTURING
On July 27, 2006, Tollgrade announced a restructuring program which included the consolidation of the Sarasota, Florida facility, discontinuance of various products, and the write-down of certain fixed assets and real estate. The restructuring program resulted in the reduction of 21 employees. The total expense associated with the restructuring program recorded in 2007 was $0.9 million, and was $6.1 million in 2006, which was comprised of employee severance, relocation costs, lease termination costs and inventory and real estate write-downs.
The components of the charges and accrual at December 31, 2007 for this program are as follows (in thousands):

	Balance at
	December 31,		Cash	Asset write-	Balance at
	2006	Expense	payments	downs	December 31, 2007

Facility rationalization, including employee costs	$341	$914	$(778)	$(374)	$103
Real estate impairment	—	28	—	(28)	—

Total	$341	$942	$(778)	$(402)	$103

The components of the charges and accrual at December 31, 2006 for this program are as follows (in thousands):

	Balance at
	December 31,		Cash	Asset	Balance at
	2005	Expense	payments	write-downs	December 31, 2006

Facility rationalization, including employee costs	$—	$1,418	$(498)	$(579)	$341
Inventory write-down	—	4,308	—	(4,308)	—
Real estate impairment	—	422	—	(422)	—

Total	$—	$6,148	$(498)	$(5,309)	$341

As a result of the restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale is based on management’s estimates of market value. We anticipate the sale of this real estate will be completed in 2008. The majority of the cash payments to be made under the program pertain to the remaining obligation for lease termination costs. These costs were fully accrued at December 31, 2007, under the assumption that the Company would not be successful in sub-leasing the Sarasota facility.
4. ACQUISITION
On August 1, 2007, Tollgrade completed its previously announced acquisition of the Broadband Test Division (“BTD”) of Teradyne, Inc. Tollgrade acquired substantially all of the assets and assumed certain liabilities for approximately $11.3 million in cash, and there were approximately $0.6 million in transactions fees for a total acquisition expenditure of $11.9 million. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets.” Accordingly, the results of operations of the acquired BTD from August 1, 2007 are included in the consolidated financial statements of the Company. During the fourth quarter of 2007, the Company finalized its allocation of the purchase price to the fair value of assets acquired and liabilities assumed. All intangible assets including goodwill are deductible for tax purposes over the appropriate tax life as determined by each country and are not expected to have any residual value.

The following summarizes the fair values as of the dates of the acquisitions (in thousands):

Accounts Receivable	$4,579
Inventories	1,428
Property and equipment	454
Intangible assets	7,937
Goodwill	1,122
Other	26

Total assets acquired	15,546

Deferred income	1,588
Accounts payable	709
Pension obligation	870
Relocation and lease termination accrual	524

Total liabilities	3,691

Net assets acquired	$11,855

The following condensed pro forma results of operations reflect the pro forma combination of the Company and the acquired BTD business as if the combination occurred as of the beginning of each of the periods presented. Revenues for the periods prior to the Company’s ownership were based on historical information provided by Teradyne, Inc. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have been incurred had the BTD acquisition consummated on January 1, 2006 or 2007. In addition, these results are not intended to be projections of future results.

	(In Thousands, Except Per Share Data)
	Unaudited Pro Forma	Unaudited Pro Forma
	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Revenues	$77,714	$85,962

Loss from operations	$(27,632)	$(11,192)

Net loss	$(26,082)	$(5,078)

Pro forma basic and diluted loss per share	$(1.97)	$(0.38)

Actual basis and diluted loss per share	$(1.98)	$(0.14)

The year ended December 31, 2006 included certain non-recurring charges related to inventory restructuring writedown and other restructuring charges for both the Company and BTD, during the time it was still a part of Teradyne, Inc. The total restructuring charges for the year ended December 31, 2006 were $8.0 million.
On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson Network Power, Energy Systems, North America, Inc. (“Emerson”) for $5.5 million in cash. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the results of operations of the acquired Emerson test systems business from February 24, 2006 forward are included in the consolidated financial statements of the Company. The purchase price allocation has been finalized. All intangible assets will be deductible for tax purposes over a fifteen year period and are not expected to have any residual value.

The following summarizes the fair values as of the date of the acquisition (in thousands):

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

	(In Thousands, Except Per Share Data)
	Unaudited	Unaudited
	Year end	Year end
	Pro Forma	Pro Forma
	December 31, 2006	December 31, 2005

Revenues	$66,960	$75,363

(Loss) income from operations	$(5,792)	$3,733

Net (loss) income	$(1,822)	$3,717

Pro forma diluted (loss) earnings per share	$(0.14)	$0.28

Actual diluted (loss) earnings per share	$(0.14)	$0.27

5. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

	Useful		December 31, 2007
	Life		Accumulated
Amortizing Intangible Assets:	(Years)	Gross	Amortization	Impairments	Net

Post Warranty Service Agreements	6-50	$38,204	$2,019	$—	$36,185
Technology	3-10	19,249	13,858	448	4,943
Customer Relationships	5-15	3,626	1,190	—	2,436
Tradenames and other	0.5-10	2,635	169	1,815	651

Total Intangible Assets		$63,714	$17,236	$2,263	$44,215

	Useful		December 31, 2006
	Life		Accumulated
Amortizing Intangible Assets:	(Years)	Gross	Amortization	Impairments	Net

Post Warranty Service Agreements	50	$32,000	$800	—	$31,200
Technology	5-10	17,912	12,057	—	5,855
Customer Relationships	5-15	2,843	748	—	2,095
Other	1-3	159	122	—	37

Non-Amortizing Intangible Assets:
Tradenames		2,300	—	—	2,300

Total Intangible Assets		$55,214	$13,727	—	$41,487

Goodwill	December 31, 2007	December 31, 2006

Balance at beginning of the year	$23,836	$21,562
Acquisitions	1,122	2,274
Impairments	(24,958)	—

Balance at end of the year	$—	$23,836

Impairments
Long-Lived Assets
The Company performs impairment reviews of its long-lived assets upon a change in business conditions or upon the occurrence of a triggering event. Due to the Company’s lower than expected operating results for 2007, the Company performed a review of its long-lived assets in accordance with SFAS 144. As a result of these reviews, we determined that certain technology assets related to our proprietary cable products were impaired, and a reduction of $0.4 million was recorded to reflect this technology at its fair market value.
Indefinite-Lived Assets Including Goodwill
The Company performs impairment reviews of its indefinite-lived assets and goodwill in accordance with the requirements of SFAS 142. This standard requires that these impairment reviews be performed at the Company’s measurement date, which is December 31, or more frequently on an interim basis should circumstances dictate or certain triggering events, as defined, occur.
With regard to the Company’s indefinite-lived assets excluding goodwill, we performed tests for impairment of these assets at December 31, 2007. These assets consist primarily of tradenames related to businesses previously acquired. The Company applied the “relief from royalty” method, utilizing cash flow periods from five to ten years, long-term annual growth rates of negative 25%, and discount rates of 15%. These models indicated impairments of these tradenames and accordingly the Company recorded a non-cash charge in the fourth quarter of 2007 of approximately $1.8 million. The Company also concluded that these assets had definite lives, with original lives ranging from five to ten years, over which the remaining book values of these assets at December 31, 2007 will be amortized prospectively.
Due to the decline in the value of the Company’s shares during the fourth quarter of 2007, the Company performed an impairment review of its goodwill at its measurement date of December 31, 2007. We have determined that the Company is a single segment reporting unit. Therefore, we base our step one goodwill impairment test on a comparison of the estimated fair value of the Company to the Company’s net book value. Fair value is considered to be our market capitalization plus an estimated control premium. Based on our work in determining the implicit value of goodwill, we concluded that our goodwill was entirely impaired and consequently recorded a non-cash charge in the fourth quarter of 2007 of approximately $25.0 million.
On August 1, 2007, the Company acquired certain assets and assumed certain liabilities associated with the BTD business of Teradyne, Inc. for $11.9 million in cash, as discussed in Note 4. The allocation of the purchase price to intangible assets and goodwill was as follows (in thousands):

	Useful Life	Value
Post-Warranty Service Agreements	6 – 48 years	$6,090
Technology	3 – 10 years	$800
Customer Relationships	10 years	$776
Other	0.5 - 10 years	$174
Goodwill		$1,122
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
Amortization expense was $3.1 million, $3.4 million, and $3.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.
The Company currently estimates amortization expense to be $4.0 million, $3.5 million, $2.9 million, $2.3 million, $1.7 million and $29.8 million for the years ended December 31, 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.
6. RECEIVABLE FROM OFFICER
The Company extended a loan for $210,000 under a promissory note to an officer of the Company in July 2001. The note provided for interest at 5% per annum with repayment under various conditions, including without limitation upon termination of employment, but not later than May 20, 2008. Following the resignation of such employee in the third quarter of 2007, the loan was repaid. The balance of the loan at December 31, 2006 was $147,689, which was paid off in full in 2007. Interest income related to the note was approximately $5,000 in 2007, $8,000 in 2006 and $9,000 in 2005.
7. INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2007	December 31, 2006

Raw materials	$8,393	$4,778
Work in process	3,582	2,728
Finished goods	4,321	3,475

	16,296	10,981

Reserves for slow moving and obsolete inventory	(2,609)	(2,425)

	$13,687	$8,556

8. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following (in thousands):

	Years	December 31, 2007	December 31, 2006

Test equipment and tooling	3-5	$11,246	$10,436
Office equipment and fixtures	5-7	9,724	8,517
Leasehold improvements	1-6	2,860	2,307

		23,830	21,260
Less accumulated depreciation and amortization		(19,551)	(17,959)

		$4,279	$3,301

     Depreciation expense was $1.7 million in 2007, $2.1 million in 2006 and $2.4 million in 2005.
9. ASSETS HELD FOR SALE
As a result of our restructuring program announced on July 27, 2006, the Company is in the process of selling certain real estate that is not part of our strategic focus. The value of the assets held for sale is based on management’s estimated market value. We anticipate the sale of this real estate will be completed within a year. Assets held for sale totaled $0.3 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively.
10. PRODUCT WARRANTY
Activity in the warranty accrual is as follows (in thousands):

	December 31, 2007	December 31, 2006

Balance at the beginning of the year	$2,135	$2,220
Accruals for warranties issued during the year	1,680	1,595
Settlements during the year	(1,878)	(1,680)

Balance at the end of the year	$1,937	$2,135

11. PENSIONS
The Company sponsors contributory or noncontributory defined benefit plans for most of its European employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater.
On August 1, 2007, the Company acquired BTD from Teradyne, Inc. As part of the acquisition, the Company purchased certain assets and assumed certain liabilities related to employee pensions. The Company assumed three defined benefit pension plans in connection with the BTD acquisition, one related to two employees based in the Netherlands, one related to four employees based in Belgium and one related to three employees based in Germany. The Netherlands and Belgian plan assets are invested in insurance vehicles, the assets of which are contained within the general investment fund of the plan’s insurance contract provider. These assets are recorded at the net realizable value based upon the cash surrender value of the policies. The German plan has no plan assets.
The Company uses a December 31 measurement date for its plans and may have an interim measurement date if significant events occur. Below are details related to Pension Benefits.

Pension Benefits
(in thousands)	2007

Change in projected benefit obligation:
Projected benefit obligation at January 1, 2007	$—
Acquisition of BTD	1,226
Service cost	37
Interest cost	27
Plan participants’ contributions	2
Actuarial (gains)	(32)

Projected benefit obligation at December 31, 2007	$1,260

Change in fair value of plan assets:
January 1, 2007	$—
Acquisition of BTD	332
Employer contribution	9
Plan participants’ contributions	2

Pension Benefits
(in thousands)	2007
Actual return on plan assets (net of cost)	9

Fair value of plan assets at December 31, 2007	$352

Unfunded status of plans at December 31, 2007	$908

Amounts recognized in accumulated other comprehensive income:
Prior service cost	—
Actuarial gains	32

Total	32

At December 31, 2007, the following amounts were recognized in the consolidated balance sheet:

Pension Benefits
(in thousands)	2007
Noncurrent assets	$—
Noncurrent liabilities	908

Net amount recognized at December 31, 2007	$908

The accumulated benefit obligation for all defined benefit pension plans at December 31, 2007 was as follows:

Pension Benefits
(in thousands)	2007
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$1,260
Fair value of plan assets	$352

Accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$810
Accumulated benefit obligation	$701
Following are the details of the net periodic benefit costs related to the pension plans:

Pension Benefits
(in thousands)	2007
Components of net periodic benefit cost:
Service cost	$37
Interest cost	27
Expected return on plan assets	6

Net periodic benefit cost	$70

Employer contributions in 2008 are expected to be less than $0.1 million. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2008 related to prior service cost and actuarial gains is insignificant.

(in thousands)
Expected benefit payments:
2008 – 2012	—
2013 – 2017	$79

Assumptions used to determine the benefit obligation at December 31, 2007 and net periodic benefit cost for the year ended December 31, 2007 are detailed below:

Weighted-average assumptions used to determine the benefit obligation
Discount rate	5.39%
Rate of compensation increase	2.78%

Weighted-average assumptions used to determine the net benefit costs
Discount rate	5.39%
Rate of compensation increase	2.78%
Expected annual return on plan assets	4.0%
12. PREFERRED STOCK
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
13. LICENSE AND ROYALTY FEES
The Company has entered into several technology license agreements with certain major Digital Loop Carrier (“DLC”) vendors and major Operation Support System (“OSS”) equipment manufacturers under which the Company has been granted access to the licensor’s patent technology and the right to manufacture and sell the patent technology in the Company’s product line. The Company is obligated to pay royalty fees, as defined, through the terms of these license agreements. Under these agreements, license and royalty fees are due only upon purchase of the technology or shipment of units; there are no contingent payment provisions in any of these arrangements. The terms of these agreements automatically renew (unless earlier terminated) for periods ranging from one to five years, except for one, which has a perpetual term. Royalty fees of $0.9 million, $0.8 million and $1.2 million were incurred in 2007, 2006 and 2005, respectively, and are included in cost of product sales in the accompanying consolidated statements of operations.
14. INCOME TAXES
The provision (benefit) for income taxes consisted of the following (in thousands):

	2007	2006	2005

Current:
Federal	$(19)	$(781)	$741
Foreign	742	—	—
State	10	9	12

	733	(772)	753

Deferred:
Federal	648	(530)	401
Foreign	(180)	—	—
State	19	89	147

	487	(441)	548

	$1,220	$(1,213)	$1,301

The federal current income tax benefit recorded for 2007 primarily relates to adjustment of permanent items related to prior year tax returns, in addition to adjustments to reserves for uncertain tax positions to reflect current requirements under FIN 48. The federal deferred tax expense relates primarily to the effect of establishing valuation allowances against deferred tax assets, which in 2007 were deemed more likely than not to be not realizable in future periods. The foreign current tax expense primarily relates to income tax obligations generated by profitable operations in foreign jurisdictions. The foreign deferred tax benefit recorded in 2007 relates primarily to temporary differences arising as a result of life differentials between book and tax on intangible assets. State current tax expense in 2007 is attributable to taxes generated in a state which levies obligations based on margin, while the state deferred tax expense is related to the establishment of a valuation allowance against prior year state net operating losses generated in a state which bases its filing on a unitary method.
The federal current tax expense recorded in 2006 primarily reflects the tax effect of recording benefit for certain net operating losses. The federal deferred tax benefit related primarily to the establishment of temporary differences related to restructuring initiatives undertaken in 2006. The federal current income tax expense in 2005 related to tax obligations generated on profitable business, while the federal deferred tax expense was attributable primarily to tax amortization for goodwill related to prior acquisitions, which is not amortized for financial statement purposes in accordance with SFAS 142.

Reconciliation of the federal statutory rate to the effective tax rates are as follows:

	Years Ended December 31,
	2007	2006	2005

Federal statutory tax rate	(34%)	(34%)	34%
State income taxes	—	—	—
Valuation allowance	38%	3%	3%
Tax contingency reserve	1%	(2%)	(1%)
Export sales benefit	—	(4%)	(6%)
Tax exempt interest	—	(6%)	(5%)
Other	—	3%	2%

Effective tax rate	5%	(40%)	27%

The components of and changes in the deferred tax assets and liabilities recorded in the accompanying balance sheets at December 31, 2007 and 2006 were as follows (in thousands):

	December 31,	December 31,
	2007	2006

Deferred Tax Assets:
Excess of tax basis over book basis for:
Property and equipment	$416	$457
Goodwill and intangible assets	8,831	—
Inventory	380	319

Reserves recorded for:
Warranty	734	815
Inventory	849	784
Allowance for doubtful accounts	170	187
Severance	60	—
Federal net operating loss carryforward	1,103	776
State net operating loss carryforward	3,063	2,748
Stock based compensation	417	181
Pension benefit	12	—
Other	120	(1)

Gross deferred tax assets	$16,155	$6,266

Valuation allowance	(12,655)	(2,733)

Deferred tax assets	3,500	3,533

Deferred Tax Liabilities:
Excess of book basis over tax basis for:
Intangible assets	$(4,511)	$(4,157)
Property and equipment	(93)	(198)
Other	(120)	13

Total deferred tax liability	(4,724)	(4,342)

Net deferred tax liabilities	$(1,224)	$(809)

Reconciliation to the consolidated balance sheet:
Deferred tax asset current:	$503	$2,056
Deferred tax liabilities non-current:	(1,727)	(2,865)

Net deferred tax liability	$(1,224)	$(809)

The valuation allowance increased by $9.9 million in 2007, $0.7 million in 2006 and $0.2 million in 2005. Increases in the valuation allowance for 2007 were related primarily to reserving for deferred tax assets net of deferred tax liabilities which would reverse in the required periods, and federal, foreign and certain state net operating losses incurred in 2007 and 2006 considered more likely than not to be not realizable in future periods. Increases to the valuation allowances in 2006 and 2005 were primarily related to certain state net operating losses incurred during those periods.

At December 31, 2007, the Company had federal, state and foreign net operating loss carryforwards of $0.8 million, $3.1 million, and $0.2 million, respectively. The Company also had an AMT tax credit carryforward of $0.1 million. These tax net operating loss and tax credit carryforwards expire at various dates through 2028 if not utilized. Loss carryforward limitations could possibly result in expiring or reduced utilization of a portion of all of these carryforwards.
We are subject to periodic audits of our various tax returns by government agencies which could result in possible tax liabilities. Although the outcome of these matters cannot currently be determined, we do not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material adverse effect on our financial statements.
Unrecognized Tax Benefits Tabular Reconciliation (in thousands)

Beginning balance — January 1, 2007	$96
Additional uncertain tax positions	201
Reductions due to expirations of statute of limitations	(25)

Ending balance — December 31, 2007	$272

The Company includes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2007, the Company’s accrual for interest and penalties related to uncertain tax positions was insignificant.
The Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2003.
At this time, the Company expects no unrecognized tax benefits to significantly change within the next twelve months.
15. LINE OF CREDIT
Amended effective December 19, 2006, the Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of a maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are paid quarterly at the rate of 0.25% per annum on the average unused commitment. As of December 31, 2007 and 2006, there were no amounts outstanding under the Facility.
16. COMMITMENTS AND CONTINGENCIES
The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility expires on June 30, 2009. The office lease for the Sarasota, Florida facility was terminated on February 29, 2008. Through February 28, 2007, we leased office space in Bridgewater, New Jersey. On November 27, 2006, we entered into a lease agreement for space in Piscataway, New Jersey, which replaced the lease for the Bridgewater location. The lease for our Piscataway location expires on April 30, 2012. As a result of our BTD acquisition, we acquired a lease for space in Deerfield, Illinois, for property which is no longer utilized. The lease for this space expires on July 31, 2008. During 2007, we also had temporary leased space in Deerfield, Illinois, the lease for which expires on June 30, 2008. Also as a result of the BTD acquisition, we have leases in Bracknell, United Kingdom, Kontich, Belgium, and Wuppertal, Germany, which expire on December 24, 2012, April 1, 2012, and January 31, 2009 respectively. The Company is also involved in various month-to-month leases for research and development and office equipment at all three locations. In addition, all three of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments, none of these commitments are material.
Future minimum lease payment under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

At December 31, 2007
2008	$854
2009	834
2010	685
2011	654
2012	485
Thereafter	—

$3,512

The lease expense was $1.3 million in 2007 and $1.6 million in 2006 and 2005.
Additionally, the Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase up to $0.3 million of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. This liability has been recorded in the consolidated balance sheet as the Company has a legal obligation to purchase this inventory as of December 31, 2007. The recording of this obligation in the financial statements did not result in a charge to the Consolidated Statements of Operations. We fully expect to utilize this inventory during the normal course of business and have not recorded any reserve related to this specific item.
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
17. MAJOR CUSTOMERS, REVENUE CONCENTRATION AND DEPENDENCE ON CERTAIN SUPPLIERS
Sales from the Company’s MCU product line accounted for approximately 19.1% of the Company’s net sales in 2007. The cable television hardware and software product lines contributed approximately 19.2% while Test Systems and LoopCare RTU sales accounted for approximately 32.6% and 2.5%, respectively, of the Company’s net sales for 2007. Revenue from Services, which includes installation oversight and project management services provided to RBOCs and fees for LoopCare and Cheetah software maintenance, BTD maintenance and appliance accounted for approximately 26.6% of the Company’s net sales in 2007. As of December 31, 2007, the Company had approximately $4.1 million of accounts receivable with two customers, each of which individually exceeded 10% of our December 31, 2007 receivable balances. As of December 31, 2006, the Company had approximately $7.3 million of accounts receivable with three customers, each of which individually exceeded 10% of our December 31, 2006 receivable balances.
Sales from the Company’s MCU product line accounted for approximately 18.3% of the Company’s net sales in 2006. The cable television hardware and software product line contributed approximately 24.9% while Test Systems and LoopCare RTU sales accounted for approximately 32.9% and 2.8%, respectively, of the Company’s net sales for 2006. Revenue from Services, which includes installation oversight and project management services provided to RBOCs and fees for LoopCare and Cheetah software maintenance, accounted for approximately 21.1% of the Company’s net sales in 2006.
Sales to RBOC customers accounted for approximately 32.9%, 31.0%, and 36.5% of the Company’s net sales for fiscal years 2007, 2006 and 2005, respectively. Sales to three, three and two RBOC customers individually exceeded 10% of net sales during 2007, 2006 and 2005, respectively. Sales to one cable OEM customer, Alpha, were 10.9% of our net sales in 2006. During 2005, sales to our telecommunications OEM customer, Lucent Technologies International, Inc., were 11.3% of total revenue.
We distinguish revenue from external customers by geographic area based on customer location. Domestic sales represent approximately 61.1%, 72.6%, and 76.9% of the Company’s total revenue for the years ended December 31, 2007, 2006, and 2005, respectively. International sales represented approximately 38.9% of the Company’s total revenue for the year ended December 31, 2007, compared with 27.4% and 23.1% for the year ended December 31, 2006 and 2005. The increase in 2007 as compared with 2006 was primarily attributable to our BTD acquisition in the third quarter of 2007. The increase in 2006 as compared with 2005 was primarily attributable to sales related to the Company’s N(x)Test system product, which was acquired from Emerson on February 24, 2006 and with Telesciences (Pty) Ltd. for deployment of products into South Africa offset, in part, by a decrease in our deployment of products into Saudi Arabia.
Our sales are primarily in three geographic areas: the Americas (including the United States); Europe, the Middle East and Africa (“EMEA”); and Asia Pacific. For the year ended December 31, 2007, sales for the Americas were approximately $46.3 million, sales for EMEA were $19.8 million and sales in Asia Pacific were $0.5 million. For the year ended December 31, 2006, sales for the Americas were approximately $51.4 million, sales for EMEA were $11.8 million and sales in Asia Pacific were $2.2 million. For the year ended December 31, 2005, sales for the Americas were approximately $55.2 million, sales for EMEA were $10.7 million and sales in Asia were $0.4 million.
In 2007, the Company utilized three key independent subcontractors to perform a majority of the circuit board assembly and in-circuit testing work on our products.

18. SHORT-TERM INVESTMENTS
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$58,222	$58,222	$57,378	$57,378
Short-term investments	$632	$632	$5,323	$5,323
19. PER SHARE INFORMATION
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
As of December 31, 2007, 2006 and 2005, 821,310, 917,400 and 1,314,272 of equivalent shares, respectively, were anti-dilutive. Basic earnings per share are calculated on the actual number of weighted average common shares outstanding for the period, while diluted earnings per share must include the effect of any dilutive securities
     Earnings per share is as follows (in thousands except per share information):

	December 31, 2007	December 31, 2006	December 31, 2005

Net (loss) income	$(26,153)	$(1,834)	$3,518

Weighted average common shares outstanding	13,219	13,239	13,168
Effect of dilutive securities — stock options	—	—	49

	13,219	13,239	13,217

Earnings per share:
Basic	$(1.98)	$(0.14)	$0.27

Diluted	$(1.98)	$(0.14)	$0.27

20. EMPLOYEE DEFINED CONTRIBUTION PLANS
The Company has a 401(k) benefit plan. Eligible employees, as defined in the plan, may contribute up to 20% of eligible compensation, not to exceed the statutory limit. The Company does not make matching contributions to the plan. The Company also offers a group personnel pension plan to employees of its United Kingdom subsidiary. Eligible employees, as defined in the plan, may contribute up to 100% of eligible compensation, not to exceed the statutory limit. For this plan, the Company makes matching contributions of up to 6% of eligible compensation. The Company’s expense related to the Plan totaled $0.1 million for the year ended December 31, 2007.
21. SEVERANCE AND RELATED EXPENSE
Effective as of November 16, 2007, Mark Peterson resigned as Chief Executive Officer and President and as a director of the Company. The Company entered into a Separation and Mutual Release Agreement (the “Agreement”) dated as of November 16, 2007 with Mr. Peterson, pursuant to which he received the following separation payments: (a) an amount equal to the sum of (i) Mr. Peterson’s base salary through November 16, 2007 (the “Agreement Date”) to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Peterson as of the Agreement Date to the extent not then paid; (b) two times his contractual annual base salary of $0.3 million for a total of $0.6 million; and (c) a lump sum payment of $14,000. The Company agreed to pay all premiums on behalf of Mr. Peterson to continue medical insurance for his immediate family through the second anniversary of the Agreement Date. Additionally, the Company has agreed to continue to indemnify Mr. Peterson, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Agreement Date, for Mr. Peterson’s actions or omissions in his capacity as an officer or director of the Company at or prior to the Agreement Date. The Company recorded a total charge in the fourth quarter of 2007 related to Mr. Peterson’s separation of approximately $0.7 million. Mr. Peterson was also entitled to receive any vested benefits payable to him under the terms of any employee benefit plan or program of the Company in accordance with the terms of such plan or program. Under the terms of the Agreement and the Company’s 1995 Long-Term Incentive Compensation Plan (as amended through January 24, 2002), all options to acquire shares of the Company’s common stock held by Mr. Peterson were fully vested prior to the Agreement Date and remain exercisable by Mr. Peterson for at least one year following the Agreement Date.
Charges for severance in the fourth quarter of 2007 also include amounts for two other executives whose employment was terminated in 2007. Charges related to the separation of each such executive in the fourth quarter of 2007 were less than $0.1 million.
On January 17, 2005, the Company entered into an Agreement with Christian L. Allison, the Company’s former Chief Executive Officer and former member of the Board of the Company (the “Allison Agreement”). Under the terms of the Allison Agreement, Mr. Allison resigned effective as of January 18, 2005 (the “Retirement Date”), as director and executive officer of the Company and any and all other positions he held with the Company or its subsidiaries or other affiliates.
Mr. Allison received the following separation payments: (a) an amount equal to the sum of (i) Mr. Allison’s base salary through the Retirement Date to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Allison as of the Retirement Date to the extent not then paid; (b) two times his contractual base salary of $0.3 million for a total of $0.6 million; and (c) a lump sum payment of $75,000. The Company agreed to pay all premiums on behalf of Mr. Allison to continue medical insurance for his immediate family through the second anniversary of the Retirement Date. Additionally, the Company has agreed to continue to indemnify, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Retirement Date, for Mr. Allison’s actions taken or omissions in his capacity as an officer or director at or prior to the Retirement Date. The Company also agreed to pay up to $50,000 of the reasonable fees and expenses of Mr. Allison’s legal counsel incurred in connection with the negotiation and execution of the Agreement. The Company recorded a total charge in the first quarter of 2005 related to Mr. Allison’s separation of approximately $0.8 million. Mr. Allison was also entitled to receive any vested benefits payable to him under the terms of any employee benefit plan or program of the Company in accordance with the terms of such plan or program. Under the terms of the Allison Agreement and the Company’s 1995 Long-Term Incentive Compensation Plan (as amended through January 24, 2002), all options to acquire shares of the Company’s common stock held by Mr. Allison were fully vested prior to the Retirement Date and remained exercisable by Mr. Allison for at least one year following the Retirement Date.
22. SUBSEQUENT EVENTS
On January 28, 2008, the Compensation Committee of the Board of Directors approved the issuance to the Board of Directors of 30,000 common stock options under the terms of the 2006 Plan. Such options vested immediately. Also, one Director received 2,463 restricted shares, which will vest one year from the date of grant. At the same time, the Compensation Committee approved the issuance of 526,400 common stock options and 739 restricted shares to certain members of the management team and certain other employees under the terms of the 2006 Plan. Subject to the provisions of the 2006 Plan, the options shall vest so that one-third is exercisable on a date one year from the date of grant, one-third is exercisable on a date two years from the date of grant, and the remaining one-third is exercisable on a date three years from the date of grant. The options may not be exercised after, and shall terminate at, the close of business on January 28, 2018.
In the first quarter of 2008, the Company began to implement initiatives as part of our strategic plan aimed at increasing efficiency and reducing costs. These initiatives will realign existing resources to new projects, reduce the Company’s engineering staff for better alignment of resources with opportunities, make changes in field service and sales staffing to reflect continuing consolidations among our customer base and full integration of prior acquisitions, and reduce the number of senior management positions as a result of integrating talent from acquisitions along with a review of the management structure. The Company eliminated approximately 30 positions and an additional 15 positions are being reassigned to new projects.

SCHEDULE II
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

Col. A	Col. B	Col C.		Col. D		Col. E
	Balance at	Additions				Balance at
	Beginning	Charged to	Charged to			End
	of Year	Expense	Other Accounts	Deductions		of Year
Allowance for doubtful accounts:
Year ended December 31, 2007	$535	86	—	(143)		$478
Year ended December 31, 2006	$465	86	—	(16)		$535
Year ended December 31, 2005	$754	81	—	(370	)(a)	$465

Inventory reserve:
Year ended December 31, 2007	$2,425	402	—	(218)		$2,609
Year ended December 31, 2006	2,095	(90)	420	—		2,425
Year ended December 31, 2005	1,420	545	130	—		2,095

Warranty reserve:
Year ended December 31, 2007	$2,135	1,680	—	(1,878)		$1,937
Year ended December 31, 2006	$2,220	1,595	—	(1,680)		$2,135
Year ended December 31, 2005	$2,081	1,502	—	(1,363)		$2,220

Valuation allowance on net deferred tax assets:
Year ended December 31, 2007	$2,733	9,922	—	—		$12,655
Year ended December 31, 2006	$2,004	729	—	—		$2,733
Year ended December 31, 2005	$1,762	242	—	—		$2,004

(a)	Removed from both accounts receivable and the allowance for bad debts as a result of the final settlement of the Cheetah acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          As of December 31, 2007, the Company has carried out an evaluation, under the supervision of, and with the participation of, the Company’s management, including the Company’s chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
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
          On August 1, 2007, the Company acquired the Broadband Test Division (“BTD”) of Teradyne, Inc. For purposes of Management’s evaluation of the Company’s internal control over financial reporting as of December 31, 2007, we have elected to exclude from our assessment of the effectiveness of internal control over financial reporting at the subsidiaries of the Company which were created in connection with the BTD acquisition, and which, together with the Company, operate the acquired business. The financial statements of these subsidiaries constituted approximately 13% of our consolidated assets and 12% of consolidated revenues for the year ended December 31, 2007. This acquired business will be included in management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.
          Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.
          The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Evaluation of Changes in Internal Controls over Financial Reporting
          There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information.
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          Information related to our executive officers is included in Item I of this Form 10-K under the caption “Executive Officers of the Company.” Pursuant to the terms of the employment agreement with Mark B. Peterson, our former CEO, while Mr. Peterson was employed by the Company, the Company was obligated to nominate Mr. Peterson to its management slate of Board of Director candidates and to recommend to the Company’s shareholders that Mr. Peterson be elected to the Board in any such nomination. Information related to the directors will be included under the caption “Election of Directors” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”), which information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement, which information is incorporated herein by reference. Information relating to the Company’s Audit Committee and the Audit Committee Financial Expert will be included under the caption “Audit Committee” in the 2008 Proxy Statement, which section is incorporated herein by reference.
          We have adopted a Code of Ethics applicable to our chief executive officer, chief financial officer, controller, and other individuals performing similar functions. A copy of the Company’s Code of Ethics is available on our website at www.tollgrade.com.
Item 11. Executive Compensation.
          Information relating to executive compensation will be included under the captions “Director Compensation,” “Compensation of Executive Officers,” “Employment Agreements, Separation of Employment and Change-in-Control Agreements,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the 2008 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          Information relating to the security ownership of beneficial owners of 5% or more of the Company’s Common Stock and of our executive officers and directors of the Company will be included under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
          The following table sets forth information about the Company’s Common Stock that may be issued upon the exercise of options outstanding under its equity compensation plans and the number of securities remaining available for future issuance under its equity compensation plans as of December 31, 2007.

			No. of securities remaining
			available for future issuance under
			equity compensation plans
	No. of securities to be	Weighted average exercise	(excluding securities to be issued
	issued upon exercise of	price of outstanding	upon exercise of outstanding
	outstanding options	options	options)

Equity compensation plans approved by security holders

1995 Long-Term Incentive	1,019,147	$31.35	—
Compensation Plan (1)

2006 Long-Term Incentive	176,667	$8.02	992,785
Compensation Plan

Equity compensation plans not approved by security holders

1998 Employee Incentive	244,748	$24.22	164,141
Compensation Plan (2)

Total:	1,440,562		1,156,926

(1)	No further grants may be made under this plan.

(2)	This plan was adopted by the Company’s Board of Directors and was effective as of January 28, 1998. The plan is designed to motivate, attract and retain qualified employees (other than officers and directors of the Company). The plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Committee”), which has full discretion to determine the employees who receive awards under the plan as well as the nature and size of the awards. The Committee may issue nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units under the plan. Award recipients (other than recipients of stock appreciation rights) are subject to a non-competition arrangement with the Company. Upon change-in-control of the Company, all awards become exercisable, vested or fully earned, as applicable. The exercise price of options and the sale price of restricted stock granted under the plan is 100% of the fair market value on the Company’s Common Stock as of the date of grant. All options granted under the plan expire not later than ten years after the date of grant and typically vest over two years. 990,000 shares of the Company’s Common Stock were authorized for issuance under the plan for granting awards, of which 164,141 shares remain available for granting awards.
See Note 2 to the consolidated financial statements for additional information regarding the Company’s equity compensation plans.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     Information relating to this Item will be included under the caption “Certain Relationships and Related Transactions” in the 2008 Proxy Statement, which information is incorporated herein by reference. Information relating to this Item will also be included under the caption “The Board of Directors and Its Committees” in the 2008 Proxy Statement, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
     Information relating to this Item will be included under the caption “Ratification of Independent Public Accounting Firm” in the 2008 Proxy Statement, which information is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents have been filed as part of this report or, where noted, incorporated by reference:
(1)	Financial Statements The financial statements of the Company are listed in the Index to Consolidated Financial Statements on Page 43.

(2)	Financial Statement Schedule
The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K, Schedule II (Valuation and Qualifying Accounts), is listed in the Index to Consolidated Financial Statements on Page 43.

(3)	The following exhibits are included herewith and made a part hereof:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (the “Articles”) as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the “Company”) on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 1999 (the “1998 Form 10-K”).

3.1a	Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 Form 10-K.

3.1b	Amendment to Articles incorporated herein by reference, filed on the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007.

3.2	Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007.

4.1	Rights Agreement, dated as of July 23, 1996 between the Company and Chase Mellon Shareholder Services, LLC, incorporated herein by reference to Exhibit 1 to Registration Statement of the Company on Form 8-A file No. 000-28852), filed with the SEC on August 9, 1996.

10.1*	1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company, filed with the SEC on March 22, 2002.

10.2*	Stock Option Agreement entered into December 14, 1995 between the Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey Blake, John H. Guelcher, Richard H. Heibel, Joseph T. Messina and Douglas T. Halliday, incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the SEC on March 20, 1996 (the “1995 Form 10-K”).

10.3*	Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K, filed with the SEC on March 19, 1997 (the “1996 Form 10-K”).

Exhibit
Number	Description

10.4*	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on November 12, 1996.

10.5*	Form of Non-employee Director Stock Option Agreement with respect to the Company’s 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K filed with the SEC on March 25, 1998 (the “1997 Form 10-K”).

10.6*	Form of Change in Control Agreement, together with a schedule listing the name of each Executive with whom the Company has entered into an agreement in substantially identical form and in each case the date of such agreement, filed as Exhibit 10.6 to the Company’s Form 10-K filed with the SEC on March 15, 2006 (the “2006 Form 10-K”).

10.7*	Form of Extension and Amendment of Change in Control Agreement, together with a schedule listing the name of each Executive with whom the Company has entered into an agreement in substantially identical form and in each case the date of such agreement, filed as Exhibit 10.7 to the 2006 Form 10-K.

10.8*	1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K, filed with the SEC on March 22, 2002 (the “2001 Form 10-K”).

10.9	Asset Purchase Agreement by and between Lucent Technologies, Inc. and Tollgrade Communications, Inc. dated September 28, 2001, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2001.

10.10	Purchase and Sale Agreement, entered into February 13, 2003, between the Company and Acterna, LLC, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2003.

10.11	Lease, dated February 18, 2003, between Lakewood Ranch Properties, L.L.C. and the Company, incorporated herein by reference to Exhibit 10.32 to the 2002 Form 10-K.

10.12	Lease and License for Alterations dated October 18, 2007 among Tollgrade UK Limited, Tollgrade Communications, Inc., Bedell Corporate Trustees Limited and Atrium Trustees (as Trustees of the Park One Unit Trust), filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 8, 2007.

10.13	Agreement dated November 27, 2006 by and between Knightsbridge Realty L.L.C. and Tollgrade Communications, Inc., filed as Exhibit 10.1 to the Company’s Current Report of Form 8-K filed with the SEC on November 30, 2006.

10.14	Lease Agreement, dated as of August 31, 2005, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.

10.15	Supply Agreement, dated July 25, 2002, between Tollgrade Communications, Inc. (as successor in interest to Acterna Cable Networks Division) and the Electronic Manufacturing Services Division of Dictaphone Corporation (the “Supply Agreement”) (exhibits omitted), filed as Exhibit 10.45 to the Company’s Form 10-K filed with the SEC on March 15, 2004 (the “2003 Form 10-K”).

10.16	Extension Agreement dated July 21, 2004 to Supply Agreement filed as Exhibit 10.56 to the Company’s Form 10-Q filed with the SEC on November 2004 (the “Third Quarter 2004 10-Q”).

10.17	Second Extension Agreement dated August 16, 2004 to the Supply Agreement, filed as Exhibit 10.57 to the Third Quarter 2004 10-Q.

10.18	Third Extension Agreement dated September 23, 2004 to the Supply Agreement, filed as Exhibit 10.58 to the Third Quarter 2004 10-Q.

10.19	Fourth Extension Agreement dated December 14, 2004 to the Supply Agreement, filed as Exhibit 10.41 to the Company’s Form 10-K filed with the SEC on March 3, 2005.

10.20	Fifth Extension Agreement dated March 15, 2005 to the Supply Agreement, filed as Exhibit 10.19 to the 2006 Form 10-K.

10.21	Sixth Extension Agreement dated June 24, 2005 to the Supply Agreement, filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 4, 2005.

10.22	Seventh Extension Agreement dated September 29, 2005 to the Supply Agreement, filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 3, 2005.

10.23	Extension Agreement dated December 20, 2005 to the Supply Agreement, filed as Exhibit 10.22 to the 2006 Form 10-K.

10.24	Extension Agreement, dated March 22, 2006, between Tollgrade Communications, Inc. and Bulova Technologies EMS, LLC, filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on May 10, 2006.

Exhibit
Number	Description

10.25	Extension Agreement, dated September 26, 2006, between the Company and Bulova Technologies EMS, LLC, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on October 27, 2006.

10.26*	Agreement entered into as of January 17, 2005 between the Company and Christian L. Allison, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2005.

10.27*	Agreement dated as of May 31, 2005 by and between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2005.

10.28	Asset Purchase Agreement dated February 7, 2006 by and among Emerson Electric Co., Emerson Network Power, Energy Systems, North America, Inc. and Tollgrade Communications, Inc., filed as Exhibit 10.25 to the 2006 Form 10-K.

10.29*	Management Incentive Compensation Plan, as amended, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on April 27, 2007.

10.30*	Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2006.

10.31*	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on October 27, 2006.

10.32*	Amendment No. 1 dated January 24, 2007 to Agreement dated May 31, 2005 by and between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2007.

10.33	Asset Purchase Agreement dated May 31, 2007 between Tollgrade Communications, Inc. and Teradyne, Inc., filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on July 27, 2007.

10.34*	Change-in-Control Agreement, dated August 1, 2007, between the Company and Joseph Ferrara, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2007.

10.35*	Severance Agreement, dated July 3, 2007, between the Company and Joseph Ferrara, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 16, 2007.

10.36*	Separation and Mutual Release Agreement dated as of November 16, 2007 by and between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2007.

10.37*	Form of Employee Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed herewith.

10.38*	Form of Director Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed herewith.

10.39*	Amendment dated December 13, 2007 to the Management Incentive Compensation Plan, filed herewith.

10.40*	Amendment dated December 13, 2007 to the 1995 Long-Term Incentive Compensation Plan, filed herewith.

10.41*	Amendment dated December 13, 2007 to the 1998 Long-Term Incentive Compensation Plan, filed herewith.

21.1	List of subsidiaries of the Company, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, filed herewith.

*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.
     Copies of the exhibits filed as part of this Form 10-K are available free of charge to any shareholder of record upon written request to the Secretary, Tollgrade Communications, Inc., 493 Nixon Road, Cheswick, Pennsylvania 15024.
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
™LightHouse is a trademark of Tollgrade Communications, Inc.
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
®4TEL is a registered trademark of Tollgrade Communications, Inc.
®Celerity is a registered trademark of Tollgrade Communications, Inc.
®DOCSIS is a registered trademark of Cable Television Laboratories, Inc.
All other trademarks are the property of their respective owners.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 17, 2008.

TOLLGRADE COMMUNICATIONS, INC.
By /s/ Joseph A. Ferrara
Joseph A. Ferrara
Chief Executive Officer and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 17, 2008.

Signature		Title

/s/Joseph A. Ferrara Joseph A. Ferrara		Chief Executive Officer, President and Director (Principal Executive Officer)

/s/James J. Barnes James J. Barnes		Director

/s/Daniel P. Barry Daniel P. Barry		Director

/s/David S. Egan David S. Egan		Director

/s/Richard H. Heibel, M.D. Richard H. Heibel, M.D	.	Director

/s/Robert W. Kampmeinert Robert W. Kampmeinert		Director

/s/Brian C. Mullins Brian C. Mullins		Director

/s/Samuel C. Knoch Samuel C. Knoch		Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ R. Joseph Fink R. Joseph Fink		Controller (Principal Accounting Officer)

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (the “Articles”) as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the “Company”) on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 1999 (the “1998 Form 10-K”).

3.1a	Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 Form 10-K.

3.1b	Amendment to Articles incorporated herein by reference, filed on the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007.

3.2	Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007.

4.1	Rights Agreement, dated as of July 23, 1996 between the Company and Chase Mellon Shareholder Services, LLC, incorporated herein by reference to Exhibit 1 to Registration Statement of the Company on Form 8-A file No. 000-28852), filed with the SEC on August 9, 1996.

10.1	1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company, filed with the SEC on March 22, 2002.

10.2	Stock Option Agreement entered into December 14, 1995 between the Company and R. Craig Allison, together with a schedule listing substantially identical agreements with Gordon P. Anderson, Jeffrey Blake, John H. Guelcher, Richard H. Heibel, Joseph T. Messina and Douglas T. Halliday, incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the SEC on March 20, 1996 (the “1995 Form 10-K”).

10.3	Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K, filed with the SEC on March 19, 1997 (the “1996 Form 10-K”).

10.4	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on November 12, 1996.

10.5	Form of Non-employee Director Stock Option Agreement with respect to the Company’s 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K filed with the SEC on March 25, 1998 (the “1997 Form 10-K”).

10.6	Form of Change in Control Agreement, together with a schedule listing the name of each Executive with whom the Company has entered into an agreement in substantially identical form and in each case the date of such agreement, filed as Exhibit 10.6 to the Company’s Form 10-K filed with the SEC on March 15, 2006 (the “2006 Form 10-K”).

10.7	Form of Extension and Amendment of Change in Control Agreement, together with a schedule listing the name of each Executive with whom the Company has entered into an agreement in substantially identical form and in each case the date of such agreement, filed as Exhibit 10.7 to the 2006 Form 10-K.

10.8	1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K, filed with the SEC on March 22, 2002 (the “2001 Form 10-K”).

10.9	Asset Purchase Agreement by and between Lucent Technologies, Inc. and Tollgrade Communications, Inc. dated September 28, 2001, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2001.

10.10	Purchase and Sale Agreement, entered into February 13, 2003, between the Company and Acterna, LLC, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2003.

10.11	Lease, dated February 18, 2003, between Lakewood Ranch Properties, L.L.C. and the Company, incorporated herein by reference to Exhibit 10.32 to the 2002 Form 10-K.

10.12	Lease and License for Alterations dated October 18, 2007 among Tollgrade UK Limited, Tollgrade Communications, Inc., Bedell Corporate Trustees Limited and Atrium Trustees (as Trustees of the Park One Unit Trust), filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 8, 2007.

Exhibit
Number	Description

10.13	Agreement dated November 27, 2006 by and between Knightsbridge Realty L.L.C. and Tollgrade Communications, Inc., filed as Exhibit 10.1 to the Company’s Current Report of Form 8-K filed with the SEC on November 30, 2006.

10.14	Lease Agreement, dated as of August 31, 2005, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.

10.15	Supply Agreement, dated July 25, 2002, between Tollgrade Communications, Inc. (as successor in interest to Acterna Cable Networks Division) and the Electronic Manufacturing Services Division of Dictaphone Corporation (the “Supply Agreement”) (exhibits omitted), filed as Exhibit 10.45 to the Company’s Form 10-K filed with the SEC on March 15, 2004 (the “2003 Form 10-K”).

10.16	Extension Agreement dated July 21, 2004 to Supply Agreement filed as Exhibit 10.56 to the Company’s Form 10-Q filed with the SEC on November 2004 (the “Third Quarter 2004 10-Q”).

10.17	Second Extension Agreement dated August 16, 2004 to the Supply Agreement, filed as Exhibit 10.57 to the Third Quarter 2004 10-Q.

10.18	Third Extension Agreement dated September 23, 2004 to the Supply Agreement, filed as Exhibit 10.58 to the Third Quarter 2004 10-Q.

10.19	Fourth Extension Agreement dated December 14, 2004 to the Supply Agreement, filed as Exhibit 10.41 to the Company’s Form 10-K filed with the SEC on March 3, 2005.

10.20	Fifth Extension Agreement dated March 15, 2005 to the Supply Agreement, filed as Exhibit 10.19 to the 2006 Form 10-K.

10.21	Sixth Extension Agreement dated June 24, 2005 to the Supply Agreement, filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 4, 2005.

10.22	Seventh Extension Agreement dated September 29, 2005 to the Supply Agreement, filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 3, 2005.

10.23	Extension Agreement dated December 20, 2005 to the Supply Agreement, filed as Exhibit 10.22 to the 2006 Form 10-K.

10.24	Extension Agreement, dated March 22, 2006, between Tollgrade Communications, Inc. and Bulova Technologies EMS, LLC, filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on May 10, 2006.

10.25	Extension Agreement, dated September 26, 2006, between the Company and Bulova Technologies EMS, LLC, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on October 27, 2006.

10.26	Agreement entered into as of January 17, 2005 between the Company and Christian L. Allison, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2005.

10.27	Agreement dated as of May 31, 2005 by and between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2005.

10.28	Asset Purchase Agreement dated February 7, 2006 by and among Emerson Electric Co., Emerson Network Power, Energy Systems, North America, Inc. and Tollgrade Communications, Inc., filed as Exhibit 10.25 to the 2006 Form 10-K.

10.29	Management Incentive Compensation Plan, as amended, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on April 27, 2007.

10.30	Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2006.

10.31	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on October 27, 2006.

10.32	Amendment No. 1 dated January 24, 2007 to Agreement dated May 31, 2005 by and between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2007.

10.33	Asset Purchase Agreement dated May 31, 2007 between Tollgrade Communications, Inc. and Teradyne, Inc., filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on July 27, 2007.

10.34	Change-in-Control Agreement, dated August 1, 2007, between the Company and Joseph Ferrara, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2007.

10.35	Severance Agreement, dated July 3, 2007, between the Company and Joseph Ferrara, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 16, 2007.

Exhibit
Number	Description

10.36	Separation and Mutual Release Agreement dated as of November 16, 2007 by and between Tollgrade Communications, Inc. and Mark B. Peterson, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2007.

10.37	Form of Employee Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed herewith.

10.38	Form of Director Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed herewith.

10.39	Amendment dated December 13, 2007 to the Management Incentive Compensation Plan, filed herewith.

10.40	Amendment dated December 13, 2007 to the 1995 Long-Term Incentive Compensation Plan, filed herewith.

10.41	Amendment dated December 13, 2007 to the 1998 Long-Term Incentive Compensation Plan, filed herewith.

21.1	List of subsidiaries of the Company, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, filed herewith.