Form 10-Q
period 2008-03-29
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2008-05-08
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐        No  ☑
As of March 29, 2008, there were 13,158,108 shares of the Registrant’s Common Stock, $0.20 par value per share, outstanding, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 29, 2008

PAGE
NO.
PART I. FINANCIAL INFORMATION
Item 1 Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 29, 2008 and December 31, 2007	3
Condensed Consolidated Statements of Operations for the three month periods ended March 29, 2008 and March 31, 2007 (Unaudited)	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three month period ended March 29, 2008 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three month periods ended March 29, 2008 and March 31, 2007 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3 Quantitative and Qualitative Disclosures about Market Risk	39
Item 4 Controls and Procedures	40
PART II. OTHER INFORMATION
Item 1A Risk Factors	40
Item 6 Exhibits	53
SIGNATURES	55
EXHIBIT INDEX	56
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except par value) (Unaudited)

	March 29, 2008	December 31, 2007*

ASSETS
Current assets:
Cash and cash equivalents	$53,525	$58,222
Short-term investments	2,354	632
Accounts receivable:
Trade, net of allowance for doubtful accounts of $479 in 2008 and $478 in 2007	15,580	14,625
Other	1,083	1,601
Inventories	13,363	13,687
Prepaid expenses and deposits	1,202	1,120
Deferred and refundable income taxes	337	503
Assets held for sale	52	272

Total current assets	87,496	90,662
Property and equipment, net	4,103	4,279
Intangibles	40,148	44,215
Other assets	279	333

Total assets	$132,026	$139,489

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,985	$4,214
Accrued warranty	1,641	1,937
Accrued expenses	2,723	3,148
Accrued salaries and wages	273	891
Accrued royalties payable	111	707
Income taxes payable	859	572
Deferred income	3,357	2,113

Total current liabilities	11,949	13,582

Pension obligation	1,021	908
Deferred tax liabilities	2,060	1,999

Total liabilities	15,030	16,489

Contingencies and commitments
Shareholders’ equity:
Common stock, $0.20 par value; authorized shares, 50,000; issued shares, 13,733 in 2008 and 13,731 in 2007	2,744	2,744
Additional paid-in capital	73,366	73,389
Treasury stock, at cost, 575 shares in 2008 and 2007	(5,900)	(5,900)
Retained earnings	46,359	52,863
Accumulated other comprehensive income (loss)	427	(96)

Total shareholders’ equity	116,996	123,000

Total liabilities and shareholders’ equity	$132,026	$139,489

*	Amounts derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007

Revenues:
Products	$7,139	$9,997
Services	6,045	3,045

Total revenues:	13,184	13,042

Cost of sales:
Products	3,616	4,527
Services	1,986	929
Amortization	1,014	568
Intangible impairment	3,291	—
Inventory impairment/restructuring	759	—

Total cost of sales	10,666	6,024

Gross profit	2,518	7,018

Operating expenses:
Selling and marketing	2,435	2,185
General and administrative	2,579	2,108
Research and development	3,616	2,953
Restructuring expense	435	382

Total operating expense	9,065	7,628

Loss from operations	(6,547)	(610)
Interest income	492	776

(Loss) income before taxes	(6,055)	166
Provision for income taxes	449	55

Net (loss) income	$(6,504)	$111

(Loss) income per share information:
Weighted average shares of common stock and equivalents:
Basic	13,158	13,254

Diluted	13,158	13,442

Net (loss) income per common share:
Basic	$(0.49)	$0.01

Diluted	$(0.49)	$0.01

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands) (Unaudited)

						Accumulated		Other
			Additional			Other		Comprehensive
	Common Stock		Paid-In	Treasury	Retained	Comprehensive		Income
	Shares	Amount	Earnings	Stock	Income	Income	Total	(loss)
Balance at December 31, 2007	13,731	$2,744	$73,389	$(5,900)	$52,863	$(96)	$123,000

FAS 123R options and restricted stock, net	2	—	(23)	—	—	—	(23)

Foreign currency translation	—	—	—	—	—	523	523	$523

Net loss	—	—	—	—	(6,504)	—	(6,504)	(6,504)

Other comprehensive loss								$(5,981)

Balance at March 29, 2008	13,733	$2,744	$73,366	$(5,900)	$46,359	$427	$116,996

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007

Cash flows from operating activities :
Net (loss) income	$(6,504)	$111
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment loss	3,291	—
Depreciation and amortization	1,480	982
Compensation expense related to stock plans	(23)	354
Valuation allowance	187	109
Deferred income taxes	28	(52)
Restructuring and inventory write down	761	174
Excess tax benefits from stock-based compensation	—	(1)
Provision for losses on inventory	61	214
Provision (benefit) for allowance for doubtful accounts	37	(23)
Changes in assets and liabilities:
Accounts receivable-trade	(602)	3,513
Accounts receivable-other	401	1,072
Inventories	(475)	(3,186)
Prepaid expenses and other assets	(25)	(348)
Accounts payable	(1,542)	836
Accrued warranty	(295)	9
Accrued expenses and deferred income	426	(1,396)
Accrued royalties payable	(596)	102
Income taxes payable	228	—

Net cash (used in) provided by operating activities	(3,162)	2,470

Cash flows from investing activities:
Purchase of short-term investments	(2,186)	(1,956)
Redemption/maturity of short-term investments	464	3,184
Capital expenditures, including capitalized software	(275)	(281)
Sale of assets held for sale	198	—

Net cash (used in) provided by investing activities	(1,799)	947

Cash flows from financing activities:
Proceeds from exercise of stock options	—	5
Excess tax benefit from stock-based compensation	—	1

Net cash provided by financing activities	—	6

Net (decrease) increase in cash and cash equivalents	(4,961)	3,423

Effect of exchange rate changes on cash and cash equivalents	264	—

Cash and cash equivalents at beginning of period	58,222	57,378
Cash and cash equivalents at end of period	$53,525	$60,801

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
We report our quarterly results for the first three interim periods based on fiscal quarters ending on Saturdays and for the fourth interim period ending on December 31. For the periods presented herein, our fiscal quarters ended March 29, 2008 (13 weeks) and March 31, 2007 (13 weeks). The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company” or “Tollgrade”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements as of and for the three month period ended March 29, 2008 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three month period ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
RECLASSIFICATIONS
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
NEW ACCOUNTING STANDARDS
On January 1, 2008, Tollgrade adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS No. 13, “Accounting for Leases,” (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” (SFAS 141) or SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, except for pension plan assets in regards to the funded status of pension plans recorded on the unaudited condensed consolidated balance sheet, and financial liabilities, had no significant impact on the Company’s financial statements. As permitted, management has deferred the adoption of FAS 157, as it relates to nonfinancial assets and nonfinancial liabilities and is currently evaluating the impact of deferral on the Company’s financial statements.
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.
The fair value of cash equivalents was $43.7 million and $44.8 million at March 28, 2008 and December 31, 2007, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.
On January 1, 2008, Tollgrade adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The adoption of SFAS 159 had no impact on the Company’s financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

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
2. STOCK COMPENSATION PLANS AND ACCOUNTING FOR STOCK-BASED COMPENSATION EXPENSE
The Plans
The Company currently sponsors one active stock compensation plan. In March 2006, the Company adopted the 2006 Long-Term Incentive Compensation Plan (the “2006 Plan”), which was approved by the shareholders on May 9, 2006 and effectively replaced the 1995 Long-Term Incentive Plan, which by its terms does not allow grants to be made after October 15, 2005. The 2006 Plan provides that participants may be directors, officers, and other employees. The 2006 Plan authorized up to 1,300,000 shares available for grant. The 1998 Employee Incentive Plan (the “1998 Plan”) by its terms does not allow grants to be made after January 29, 2008.
Under the 2006 Plan, participants may be granted various types of equity awards, including restricted shares and/or options to purchase shares of the Company’s common stock. The grant price on any such shares or options is equal to the quoted fair market value of the Company’s shares at the date of the grant, as defined in the 2006 Plan. Restricted shares will vest in accordance with the terms of the applicable award agreement and the plan. The 2006 Plan requires that non-performance-based restricted stock grants to employees vest in not less than three years, while performance-based restricted stock grants may vest after one year. Grants of restricted stock to directors may vest after one year. Options granted generally vest over time. Historically, such period has typically been two years with one-third vested at the date of grant, one-third at the end of one year, and one-third at the end of two years. Beginning in December 2007, stock option grants have been made with vesting over three years, with one-third of such grants vesting at the end of each year following the date of grant.
Grants Under the Plans
During the first quarter of 2007, the Company granted 10,000 options under the 2006 Plan to an employee in connection with the employee’s addition to the Company’s Senior Leadership Team.

During the first quarter of 2007, the Board of Directors also approved the issuance of a total of 120,548 restricted shares under the 2006 Plan. Of these, 11,662 restricted shares were issued to non-employee directors and 108,886 restricted shares were issued to certain senior officers. The restricted share awards granted to non-employee directors on February 8, 2007 give each director the right to receive the shares one year following the date of grant, regardless of whether the director is still serving on the Board of Directors, unless the director was removed from the Board for cause during that time. During the one year restriction period, directors could vote but were not permitted to trade restricted shares. Of the restricted shares granted to certain senior officers on February 15, 2007, one-third of such grant was made subject to a three year vesting period and continuous employment, while the remaining two-thirds of such grant was made subject to the Company’s achievement of certain operating performance targets established by the Company and approved by the Compensation Committee of the Board of Directors. The conditions of grant to certain senior officers also provided for accelerated vesting of one-half of the performance-based restricted shares on February 15, 2008 if certain defined performance targets were met or exceeded; however, such performance targets were not met and this accelerated vesting did not occur. During the first quarter of 2008, the Company reversed the cumulative stock compensation expense in the amount of $0.4 million recorded since February 15, 2007 related to the performance-based portion of the restricted shares awarded to senior officers. Based on an evaluation of the Company’s cumulative operating performance against established adjusted EBITDA targets for the two-year period ended December 31, 2008, management has concluded that it is no longer more likely than not that these targets can be achieved.
In December 2007, the Chief Executive Officer was awarded 150,000 stock options under the 2006 Plan following his appointment to that position. These options vest over a three year period, with one-third vesting on each anniversary of the date of grant.
During the first quarter of 2008, the Board of Directors approved the grant of a total of 556,400 stock options and 3,202 restricted shares under the 2006 Plan. Of these, 30,000 stock options and 2,463 restricted shares were issued to non-employee directors and 526,400 stock options and 739 restricted shares were issued to employees, including certain key executive officers, but excluding the CEO. The stock options granted to non-employee directors vested immediately upon issuance. The grant of restricted shares to one non-employee director carried terms and restrictions identical to restricted shares issued to non-employee directors in 2007 as discussed above. The stock options granted to employees vest over a three year period, with one-third vesting on each anniversary of the grant date.
The Company granted no options or other equity awards pursuant to the 1998 Plan in the first quarters of 2008 prior to January 28, 2008 or during the first quarter of 2007.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 29, 2008 and March 31, 2007 was a credit of less than $(0.1) million and expense of $0.4 million, respectively. The credit in expense in the first quarter of 2008 reflects the reversal during the quarter of all stock-based compensation expense related to the performance-based component of restricted shares awarded to certain senior officers, discussed above. The unamortized stock-based compensation expense related to stock options and restricted stock totaled $1.9 million at March 29, 2008.

	Shares Authorized But Not Granted
	March 29, 2008	December 31, 2007

1998 Employee Incentive Compensation Plan	—	164,141
2006 Long Term Incentive Compensation Plan	439,683	1,169,452
Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

		Range of	Weighted Average
	Number of Shares	Option Prices	Exercise Price

Outstanding, December 31, 2007	1,440,562	$7.28 - 159.19	$27.28

Granted	556,400	$6.57	$6.57
Exercised	—	—	—
Cancelled/Forfeited/Expired	(40,800)	$6.57 - 31.44	$11.70

Outstanding, March 29, 2008	1,956,162	$6.57 - 159.19	$21.71

3. RESTRUCTURING
During the first quarter of 2008, the Company announced a restructuring program which included the realignment of existing resources to new projects, reductions in the Company’s engineering staff, changes in field service and sales staffing and a reduction in the number of senior management positions. As a result, during the first quarter of 2008, we recorded certain restructuring costs primarily associated with employee severance of approximately $0.4 million.
Additionally, as part of the Company’s ongoing strategic review, the Company incurred a $0.7 million charge for inventory associated with products that are no longer part of the Company’s future strategic focus.
The components of the charge and accrual at March 29, 2008 for this program are as follows (in thousands):

	Balance at				Balance at
	December	Restructuring	Cash	Asset write-	March 29,
	31, 2007	charge/expense	payments	downs	2008

Severance	$—	$434	$(423)	$—	$11
Inventory writedown	—	738	—	(738)	—

Total	$—	$1,172	$(423)	$(738)	$11

During the third quarter of 2006, the Company announced a restructuring program which included the consolidation of the Company’s operations at its leased Sarasota facility, discontinuance of various products and the write-down of certain fixed assets and real estate. During the first quarter of 2008, we continued to record certain additional restructuring costs and refine estimates related to employee relocation and lease termination costs. The total expense incurred as a result of this program was $7.1 million through March 29, 2008. Additional expense could be incurred based on changes in estimates related to employee relocation costs.
The components of the charges and accruals at March 29, 2008 for this program were as follows (in thousands):

	Balance at				Balance at
	December		Cash	Asset write-	March 29,
	31, 2007	Expense	payments	downs	2008

Facility rationalization including employee costs	$103	$2	$(105)	$—	$—
Real estate impairment	—	20	—	(20)	—

Total	$103	$22	$(105)	$(20)	$—

As a result of the 2006 restructuring program, the Company is in the process of selling certain real estate that will not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value. We expect the sale of this real estate to be completed in 2008.
The majority of the cash payments made under the 2006 restructuring program pertained to the remaining obligation for lease termination costs related to the Company’s former Sarasota, Florida facility. With the payment of these costs, this lease has been terminated.
In conjunction with the Broadband Test Division acquisition, the Company committed to a plan to close the acquired Deerfield, Illinois facility and to relocate from the then-existing Bracknell, England location to another facility within Bracknell, England. We have offered selected employees benefits to relocate them to our corporate headquarters in Cheswick, Pennsylvania. We estimated the employee relocation and facility closure costs to be approximately $0.5 million. As of March 29, 2008, cash payments have been made in the amount of $0.4 million. We will incur remaining lease payments at least through the first half of 2008. These costs were accounted for under Emerging Issue Task Force No. 95-3 (EITF 95-3) “Recognition of Liabilities in Connection with a Purchase Business Combination.”
4. ACQUISITION
On August 1, 2007, Tollgrade completed the acquisition of the Broadband Test Division of Teradyne, Inc. Tollgrade acquired substantially all of the assets and assumed certain liabilities for approximately $11.3 million in cash, and there were approximately $0.6 million in transaction fees for a total purchase price of $11.9 million. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. Accordingly, the results of operations of the acquired Broadband Test Division from August 1, 2007 are included in the consolidated financial statements of the Company. The Company has allocated the purchase price to the fair value of assets acquired and liabilities assumed based on third party valuations and appraisals. All intangible assets including goodwill are deductible for tax purposes over the appropriate tax life as determined by each country and are not expected to have any residual value.

The following summarizes the estimated fair values as of the date of the acquisition (in thousands):

Accounts receivable	$4,579
Inventories	1,428
Property and equipment	454
Intangible assets	7,937
Goodwill	1,122
Other	26

Total assets acquired	15,546

Deferred income	1,588
Accounts payable	709
Pension obligations	870
Relocation and lease termination accrual	524

Total liabilities	3,691

Net assets acquired	$11,855

The following condensed pro forma results of operations reflect the pro forma combination of the Company and the acquired Broadband Test Division business as if the combination occurred as of January 1, 2007. Revenues for the periods prior to the Company’s ownership were based on historical information provided by Teradyne, Inc. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have been achieved had the Broadband Test Division acquisition been consummated on January 1, 2007. In addition, these pro forma results are not intended to be projections of future results.

(In Thousands, Except Per Share Data)
Unaudited Pro Forma
Three Months Ended
March 31, 2007
Revenues	$17,408
Loss from operations	(841)
Net loss	(43)
Basic and diluted earnings (loss) per share	$0.00
The three months ended March 31, 2007 includes certain non-recurring charges primarily associated with employee severance. The total restructuring charges for the Company for the three months ended March 31, 2007 were $0.4 million.
5. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

		March 29, 2008
	Useful	(Unaudited)
	Life		Accumulated
	(Years)	Gross	Amortization	Impairments	Net

Amortizing Intangible Assets:

Post warranty service agreements	6-50	$38,441	$2,529	$—	$35,912
Technology	2-10	18,813	14,199	1,396	3,218
Customer relationships	5-15	3,647	1,318	1,676	653
Tradenames and other	0.5-10	823	239	219	365

Total Intangible Assets		$61,724	$18,285	$3,291	$40,148

	Useful	December 31, 2007
	Life		Accumulated
	(Years)	Gross	Amortization	Impairments	Net

Amortizing Intangible Assets:

Post warranty service agreements	6-50	$38,204	$2,019	$—	$36,185
Technology	3-10	19,249	13,858	448	4,943
Customer relationships	5-15	3,626	1,190	—	2,436
Tradenames and other	0.5-10	2,635	169	1,815	651

Total Intangible Assets		$63,714	$17,236	$2,263	$44,215

During the fourth quarter of 2007, the Company recorded an impairment loss totaling $25.0 million which represented the full balance of goodwill.
Impairments
Long-Lived Assets
The Company performs impairment reviews of its long-lived assets upon a change in business conditions or upon the occurrence of a triggering event. Due to the Company’s lower than expected operating results for the first quarter of 2008, subsequent to quarter-end, management undertook a review of its revenue and earnings expectations for the remainder of the year. As a result of this review, in April, 2008, management made significant revisions to its 2008 financial outlook. These revisions were based on lower than expected first quarter results and deepening concerns about the impact of further deteriorations in general economic conditions and its effect on our markets. As a result, the Company performed an analysis of its long-lived assets in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” As a result of this analysis, we determined that certain customer and technology assets primarily related to our cable and certain other products were impaired, and an impairment loss of $3.3 million was recorded to reflect these assets at their fair market value.
The Company currently estimates its total amortization expense, including the intangible assets associated with the Broadband Test Division, to be $2.6 million for the remainder of 2008 and $2.9 million, $2.3 million, $1.8 million, and $1.3 million for the years ended December 31, 2009, 2010, 2011 and 2012, respectively, and $29.2 million for periods thereafter.
6. PENSION
As a result of our acquisition of the Broadband Test Division, the Company assumed defined benefit pension plans for three employees based in the Company’s German location, four employees based in

Belgium and two employees based in the Netherlands. The German pension obligation assumed as of August 1, 2007 was approximately $0.7 million. The acquired net pension obligations for the Belgian and Netherlands plans were less than $0.1 million each. Net periodic pension expense recorded during the first quarter of 2008 was insignificant. The total pension obligation as of March 29, 2008 was approximately $1.0 million. The increase in pension obligation from December 31, 2007 through March 29, 2008 was related primarily to changes in foreign exchange rates.
7. INVENTORY
Inventory consisted of the following (in thousands):

	March 29, 2008
	(Unaudited)	December 31, 2007

Raw materials	$8,621	$8,393
Work in process	3,041	3,582
Finished goods	4,583	4,321

	16,245	16,296

Reserves for slow moving and obsolete inventory	(2,882)	(2,609)

	$13,363	$13,687

8. PER SHARE INFORMATION
Net (loss) income per share has been computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share” for all periods presented. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock option grants. The three month period ended March 29, 2008 does not include the effect of dilutive securities due to the net loss reported in the period, which would make those securities anti-dilutive to the earnings per share calculation. For the three month period ended March 29, 2008 there were no anti-dilutive equivalent shares.
A reconciliation of net (loss) income per share is as follows (in thousands, except per share data):

	Three Months Ended
	March 28, 2008	Three Months Ended
	(Unaudited)	March 31, 2007
Net (loss) income	$(6,504)	$111
Common and common equivalent shares:
Weighted average common shares outstanding	13,158	13,254
Effect of dilutive securities – stock options and restricted stock	—	188

	13,158	13,442

Earnings per share:
Basic	$(0.49)	$0.01

Diluted	$(0.49)	$0.01

9. PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.
Activity in the warranty accrual is as follows (in thousands):

	Three Months Ended
	March 29, 2008	Year Ended
	(Unaudited)	December 31, 2007
Balance at the beginning of the period	$1,937	$2,135

Accruals for warranties issued during the period	358	1,680
Settlements during the period	(654)	(1,878)

Balance at the end of the period	$1,641	$1,937

10. CONTINGENCIES AND COMMITMENTS
The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility expires on June 30, 2009. The office lease for the Sarasota, Florida facility was terminated on February 29, 2008. Through February 28, 2007, we leased office space in Bridgewater, New Jersey. On November 27, 2006, we entered into a lease agreement for space in Piscataway, New Jersey, which replaced the lease for the Bridgewater location. The lease for our Piscataway location expires on April 30, 2012. As a result of our Broadband Test Division acquisition, we acquired a lease for space in Deerfield, Illinois, for property which is no longer utilized. The lease for this space expires on July 31, 2008. During 2007, we also had temporary leased space in Deerfield, Illinois, the lease for which expires on June 30, 2008. Also as a result of the Broadband Test Division acquisition, we have leases in Bracknell, United Kingdom; Kontich, Belgium; and Wuppertal, Germany, which expire on December 24, 2012, April 1, 2012, and January 31, 2009 respectively. The Company is also involved in various month-to-month leases for research and development and office equipment at all three locations. In addition, all three of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments; however, none of these commitments are material.
Future minimum lease payments under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

At March 29, 2008
2008 (remaining period)	$638
2009	840
2010	691
2011	661
2012	488
Thereafter	—

$3,318

The lease expense was $0.3 million for each of the periods ended March 29, 2008 and March 30, 2007.
Additionally, the Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase up to $0.1 million of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. This liability has been recorded in the consolidated balance sheet, as the Company has a legal obligation to purchase this inventory as of March 29, 2008. The recording of this obligation in the financial statements did not result in a charge to the Consolidated Statements of Operations. We fully expect to utilize this inventory during the normal course of business and have not recorded any reserve related to this specific item.
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
11. INCOME TAXES
For the first quarter of 2008, income tax expense primarily related to foreign income tax obligations generated by profitable operations in foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions. Additionally, the Company established a valuation allowance against federal, foreign and certain state net operating losses incurred in the first quarter of 2008 as the tax benefit was deemed more likely than not to be unrealizable in future periods. The foreign deferred tax benefit recorded in the first quarter of 2008 relates primarily to temporary differences arising as a result of differentials between book and tax lives on intangible assets.
On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, unrecognized tax benefits were $0.1 million all of which would affect the Company’s effective tax rate if recognized. At March 29, 2008, unrecognized tax benefits were approximately $0.3 million. We do not expect any significant changes to this liability.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 29, 2008, the Company has an insignificant amount of accrued interest related to uncertain tax positions.
The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
The Company intends to permanently reinvest accumulated earnings in foreign subsidiaries as of March 29, 2008. As a result, deferred taxes have not been provided on foreign earnings at March 29,

2008. If the Company’s intention changes and such amounts are expected to be repatriated, deferred taxes will be provided.
12. MAJOR CUSTOMERS AND INTERNATIONAL SALES
The Company’s primary customers for its products and services are the Regional Bell Operating Companies (“RBOCs”), certain large international telephone service providers in Europe, specifically including British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “PTTs”), certain major independent telephone companies and most of the major cable operators. Of these major customer groups, the RBOCs and the PTTs are the most significant. For the first quarter of 2008, sales to the RBOCs accounted for approximately 30.4% of the Company’s total revenue, compared to approximately 40.1% of total revenue for the first quarter of 2007. Sales to AT&T individually exceeded 10% of the Company’s total revenue and comprised 20.0% of the Company’s total revenue for the first quarter of 2008. Sales to AT&T individually exceeded 10% of the Company’s total revenue and comprised 31.8% of the Company’s total revenue for the first quarter of 2007. As of March 29, 2008, the Company had approximately $6.7 million of accounts receivable with two customers, each of which individually exceeded 10% of our March 29, 2008 receivable balances. As of December 31, 2007, the Company had approximately $4.1 million of accounts receivable with two customers, each of which individually exceeded 10% of our December 31, 2007 receivable balances.
Sales in the first quarter of 2008 to the PTTs accounted for approximately 29.1% of total revenue. Sales to one PTT individually exceeded 10% of the Company’s total revenue for the first quarter of 2008.
International sales represented approximately $6.1 million or 46.2% of the Company’s total revenue for the quarter ended March 29, 2008, compared to $3.0 million or 23.1%, in the first quarter of 2007. Our international sales were primarily in three geographic areas based upon customer location for the quarters ended March 29, 2008 and March 31, 2007: the Americas (excluding the United States); Europe, the Middle East and Africa (“EMEA”); and Asia. Sales for the Americas were approximately $0.7 million and $0.6 million, sales for EMEA were $5.3 million and $2.3 million, and sales in Asia were $0.1 million for each of the quarters ended March 29, 2008 and March 31, 2007.
13. SHARE REPURCHASE PROGRAM
On July 25, 2007, the Board of Directors approved a share repurchase program, pursuant to which the Company could repurchase up to one million shares of the Company’s Common Stock through December 31, 2007. Such purchases could have been made through open market transactions and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. This program expired by its terms on December 31, 2007.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
This MD&A should be read in conjunction with our annual report on Form 10-K, for the year ended December 31, 2007. Certain statements contained in this MD&A and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described in Part II, Item 1.A below under “Risk Factors.”
Overview
Our continuing strategy is to focus on our core test and measurement competencies to grow and develop our position in new and existing markets by:
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
Subsequent to the end of the first quarter of 2008, the Company announced is was expanding its internal analysis of strategic opportunities and had hired a financial advisor to assist in the process of evaluating our strategic alternatives. Given the recent decline in our share value, challenges within our business, and weakness in the overall economy, the Company’s Board determined that it was necessary and in the best interests of our shareholders to expand our review and evaluate all strategic alternatives. The Board intends to consider a full range of possible directions with the intent to enhance the value of the Company for the benefit of our shareholders.
General Business Trends
First quarter of 2008 results reflected revenues from Services of approximately 46%, compared to approximately 23% in the first quarter of 2007. The increase in revenues from Services in the first quarter of 2008 is attributed to revenues related to our Broadband Test Division acquisition, which had largely a service-oriented revenue base. Further, we expect that including Broadband Test Division revenues for the entire year in our consolidated revenues should cause the percentage of Services revenue as a portion of total revenue to increase even further in the future. Therefore, since our Services revenue is typically associated with existing purchase orders, contracts or a combination of both, we expect predictability of revenues from this portion of the business to improve. During the first quarter of 2008, the remainder of our revenue, or 54% of the consolidated total, was comprised of sales of software and hardware products to new or existing customers.
The first quarter of 2008 lacked significant revenue that was generated under two previously discussed contracts for project-related business, which largely concluded at the end of 2007. At the present time, there is no significant continuation of those projects reflected in the Company’s backlog that would replace those 2007 revenue streams and we have not entered into agreements for any such new projects that could contribute to revenue for the remainder of 2008.
In addition, sales of cable products in the first quarter of 2008 decreased significantly compared to the first quarter of 2007, and we expect these market conditions to continue for the remainder of the year.
As a result of these factors, we expect revenues from our core test system products to continue to decline. Management presently expects that this revenue decline can be offset to some extent for the remainder of 2008 by the addition of Services revenue from the Broadband Test Division acquisition, but it is unlikely that these revenues will offset the entire decline, or that the decline might not accelerate more quickly than expected. However, in any event, revenues from non-project related sources is very likely to become even more difficult to predict during 2008, and could possibly result in swings or declines in revenue levels on a quarterly basis, and such swings or declines may be material.
Our Customers
The Company’s primary customers for its products and services are the Regional Bell Operating Companies (“RBOCs”), certain large international telephone service providers in Europe, specifically including British Telecom, Royal KPN N.V., Telefonica O2, Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “PTTs”), certain major independent telephone companies, and most of the major domestic cable operators. Of these major customer groups, the RBOCs and the PTTs are the most significant. For the first quarter ended March 29, 2008, sales to the RBOCs accounted for approximately 30.4% of the Company’s total revenue, compared to approximately 40.1% of total revenue for the first quarter of 2007. Sales to AT&T comprised approximately 20.0% of the Company’s total revenue for the first quarter of 2008, compared to approximately 31.8% of total revenue for the first quarter of 2007. Sales in the first quarter of 2008 to the PTTs accounted for approximately 29.1% of total revenue. Sales to one PTT individually exceeded 10% of the Company’s total revenue for the first quarter of 2008.
Our Product Solutions
Telecommunications Solutions

The Company’s telecommunications System Test products, specifically the LoopCare™, 4TEL®, Celerity®, and LTSC™ centralized test Operation Support Systems (“OSS”), together with the associated remote measurement platforms of DigiTest®, LDU, and N(x)Test™, enable local exchange carriers to conduct a full range of measurement and fault diagnosis for efficient dispatch of field staff to maintain and repair POTS and/or DSL services, along with the ability to pre-qualify and provide broadband DSL services offerings. Although these solutions remain the primary test solutions for copper line networks, we are actively engaged in research and development of new software and hardware for these hybrid fiber network solutions.
With the LoopCare software in combination with the DigiTest hardware, including the EDGE® and HUB™, we offer a complete integrated testing system to customers. The latest addition to the DigiTest family of products is the DigiTest ICE™ product, which was introduced on a limited basis internationally in the first quarter of 2008. We continue development efforts on this product and still expect it to become generally available during the second quarter of 2008. ICE was designed to provide both metallic and multi-layered DSL testing to help service providers install and maintain broadband triple play services within traditional and hybrid fiber copper networks.
Although the DigiTest EDGE and DigiTest HUB have seen some success in certain international customers, and have been approved in certain domestic networks, we have only had limited success selling them into the domestic service providers, and it is not clear whether the international customers who have deployed these products will continue to do so, as the original projects driving these product sales are substantially complete. However, we continue to actively market and attempt to sell these products into both domestic and international markets.
During the first quarter of 2008, our DigiTest product sales performed better than expected, due to the purchases from one domestic and one international telecom operator. As the DSL subscriber base of the RBOCs’ network reaches a level of maturity that should support higher measures of centralized testing, certain portions of the DigiTest product family, including DigiTest ICE, are positioned to compete favorably with similar offerings in that market.
Similarly, we offer integrated testing through our 4TEL and Celerity software, sold in conjunction with the LDU hardware. Sales of these products, acquired as part of the Broadband Test Division acquisition in 2007, contributed significantly to revenues for the first quarter of 2008. Contributions from sales of LDU hardware and 4TEL and Celerity software helped to offset some of the declines experienced in sales of some of the Company’s mature product lines. We expect to see this trend continue at least for the near term, but new product solutions, including the ICE product, need to rapidly gain market share in order to continue to offset these declines.
As the life cycle for MCU® products continues to mature, and certain RBOCs and other customers focus their capital spending on major network initiatives such as “fiber to the home” rather than hybrid networks, demand for our MCU and existing testing products will likely diminish. During the first quarter of 2008, we experienced significant declines in sales of our legacy MCU products to telecom customers. Although we expected a decline in MCU sales due to the completion of a large customer program in 2007 that would not repeat in 2008, the decline ultimately extended beyond that customer and was larger than anticipated. We expect some recovery from the levels of sales seen in the first quarter of 2008 during the remainder of the year.

During the first quarter of 2008, we experienced delays for projects including LoopCare software separate from DigiTest products, which were anticipated for the first half that were either deferred or delayed indefinitely. Also, during 2007, licenses of custom software features developed under two international projects contributed to this revenue stream, and as discussed earlier, these projects have not contributed to 2008 sales. We have historically provided financial information for sales of our stand-alone LoopCare software features on the basis that these sales were previously significant in amount and differed from those LoopCare license arrangements made in conjunction with the DigiTest hardware. However, as this product has continued to mature, and as we have continued to experience declines in sales of these stand-alone LoopCare software features, we have determined that beginning with this report and in future reports and filings, the LoopCare stand-alone software feature results will only be discussed in conjunction with our System Test products. This is consistent with the manner in which we have treated custom software feature sales for 4TEL and Celerity since our acquisition of the Broadband Test Division. The declines in sales of LoopCare features are driven in large part by service providers continuing to carefully evaluate expenditures in this area as they focus their capital expenditures on new network elements, and the level of sales of these features is not expected to recover in the foreseeable future.
We continue with our strategic emphasis on new product development and positioning of certain legacy telecommunications products in an attempt to replace the declining revenue from these legacy products.
Cable Solutions
The Company’s Cheetah™ performance and status monitoring products provide a broad network assurance solution for the broadband HFC distribution system found in the cable television industry. Our Cheetah products gather status information and report on critical components within the cable network.
During the first quarter of 2008, we experienced significant declines in sales of our Cheetah products, primarily from lower market demand through our OEM distribution agreement with Alpha Technologies, Inc. Although we expected to see declines in sales during the quarter, we believe that the greater decline of sales of cable products to Alpha was at least partially due to the difficult economic environment. We also continue to face competition from Alpha, as they introduced a competitive DOCSIS®-based transponder in 2005, which has adversely impacted our sales of our Cheetah products. We do not expect to see significant recovery in this market, at least in the near future.
Due to our lower than expected operating results for the first quarter of 2008, subsequent to quarter-end, management undertook a review of our revenue and earnings expectations for the remainder of the year. As a result of this review, in April, 2008, management made significant revisions to its 2008 financial outlook. These revisions were based on lower than expected first quarter results and deepening concerns about the impact of further deteriorations in general economic conditions and its effect on our markets. As a result, management determined that certain intangible assets related primarily to our cable product lines were impaired, resulting in certain non-cash charges, as discussed in “Goodwill and Indefinite Lived Assets,” below. Our revised financial outlook remains subject to changes in market conditions and other factors, and such changes may indicate further impairment of value in long-lived assets that could require us to record additional material non-cash charges.
Consolidations within the cable industry and the adoption of the DOCSIS standards have caused and will continue to cause pricing and margin pressure as competitors continue to reduce pricing. As a result, our revenues and net income have been and may continue to be adversely affected. We continue to develop strategies to offset these lower margins by lowering manufacturing costs while offering additional feature sets to our DOCSIS-based products, such as our downloadable software modules for VoIP and IP testing, that are intended to build upon an embedded base of core technology.
In response, we continue to attempt to further reduce our costs for this product line through a restructuring and re-alignment effort implemented in the first quarter of 2008. Further discussion pertaining to this restructuring is above in Note 3 to our Condensed Consolidated Financial Statements and below under “Goodwill and Indefinite Lived Assets.”
Services
Our Services offerings include software maintenance as well as our professional services, which are designed to ensure that all of the components of our customers’ test systems operate properly. It also includes hardware maintenance services, for both our mature and acquired product lines.
During the first quarter of 2008, our Services revenues increased, primarily due to the additional service agreements acquired as part of the Broadband Test Division acquisition. These service agreements, some of which are with the PTTs described above, cover both hardware and software maintenance for products sold by the Broadband Test Division prior to the acquisition. These service agreements are similar to those entered into with the Company’s traditional RBOC customers as it relates to software maintenance. The revenue contributions from these service agreements have helped to offset some of the declines in the Company’s mature product lines in other areas.
BACKLOG
Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of March 29, 2008, the Company had backlog of approximately $20.6 million compared to $19.2 million as of December 31, 2007 and $10.2 million as of March 31, 2007. The increase in the backlog from March 31, 2007 to March 29, 2008 is primarily attributable to the acquired BTD products and services. The backlog at March 29, 2008, December 31, 2007 and March 31, 2007 include approximately $15.7 million, $13.6 million, and $6.5 million, respectively, related to software maintenance contracts, which are earned and recognized as income on a straight-line basis during the remaining term of the underlying agreements. The Company’s policy is to include a maximum of twelve months revenue from multi-year maintenance agreements in reported backlog.
We currently have software maintenance agreements with all of the RBOCs and with the PTTs. Most of these agreements are multi-year, with expiration dates ranging from December 31, 2008 through 2011. We also have several maintenance arrangements in place for our cable software products. As discussed above, our backlog at March 29, 2008 and March 31, 2007 included approximately $15.7 million and $6.5 million, respectively, related to software maintenance agreements. We have adopted a policy to include a maximum of twelve months revenue from multi-year software maintenance agreements in reported backlog. Software maintenance revenue is deemed to be earned and recognized as income on a straight-line basis over the terms of the underlying agreements.
Management expects that approximately 35% of the current backlog will be recognized as revenue in the second quarter of 2008. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. These fluctuations are most evident as it relates to revenue streams from sales of products other than our software maintenance agreements, which tend to be more predictable. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.
OPERATING SEGMENT
We have determined that our business has one operating segment, test assurance. All product sales relate to the business of testing infrastructure and networks for the telecommunications and cable industries. Our products have similar production processes, and are sold through comparable distribution channels and means to similar types and classes of customers already in, or entering into, the telecommunications and cable businesses. Operating results as a whole are regularly reviewed by the Company’s Chief Operating decision maker regarding decisions about the allocation of resources and to assess performance.
INTERNATIONAL SALES
International sales represented approximately $6.1 million, or 46.2% of the Company’s total revenue for the quarter ended March 29, 2008, compared to $3.0 million, or 23.1%, for the quarter ended March 31, 2007. Our international sales were primarily in three geographic areas based upon customer location for the quarter ended March 29, 2008: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $0.7 million and $0.6 million, sales in EMEA were approximately $5.3 million and $2.3 million, and sales in Asia were approximately $0.1 million for the quarters ended March 29, 2008 and March 31, 2007, respectively. The addition of the Broadband Test Division has significantly enhanced the Company’s international footprint.
As of March 29, 2008, the Company had approximately $6.7 million of accounts receivable with two customers, each of which individually exceeded 10% of our March 29, 2008 receivable balances. As of December 31, 2007, the Company had approximately $4.1 million of accounts receivable with two customers, each of which individually exceeded 10% of our December 31, 2007 receivable balances.
In addition, the timing of completion of the two large international projects that contributed to 2007 sales has extended beyond what was originally expected. We originally expected to follow these large projects with additional new product sales beginning in late 2007 and continuing in 2008. However, our new product sales have been slow to materialize in both customer accounts, initially as a result of the slower progress on the large projects in 2007, but also due to our own development delays, as well as customer delays in both accounts and a reorganization in one customer. We now have successfully completed a product trial in one customer and are actively pursuing a new product trial in the other customer, but significant sales have been delayed.

RECENT ACCOUNTING PRONOUNCEMENTS
On January 1, 2008, Tollgrade adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS No. 13, “Accounting for Leases,” (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” (SFAS 141) or SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)).
SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, except for pension plan assets in regards to the funded status of pension plans recorded on the Unaudited Consolidated Balance Sheet, and financial liabilities, had no impact on the Financial Statements. Management is currently evaluating the potential impact of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities on the Financial Statements.
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:
•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability

(e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.
The fair value of cash equivalents was $43.7 million and $44.8 million at March 29, 2008 and December 31, 2007, respectively. These financial instruments are classified in Level 1 of the value hierarchy.
On January 1, 2008, Tollgrade adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The adoption of SFAS 159 had no impact on the Financial Statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.
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
Goodwill and Intangible Assets
At March 29, 2008, we had net intangible assets of $40.1 million resulting from the acquisitions of the LoopCare product line in September 2001, the Cheetah product line in February 2003, the test business of Emerson in February 2006 and the Broadband Test Division of Teradyne, Inc. 2007. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets, not be amortized for financial reporting purposes. Finite-lived intangible assets are amortized on a straight-line basis or an accelerated method, whichever better reflects the pattern in which the economic benefits of the asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
In connection with the assets acquired in the 2001 LoopCare transaction, intangible assets of $45.1 million were identified with residual goodwill of $16.6 million. These include Developed Product Software valued at $7.3 million and LoopCare Base Software valued at $4.5 million. Both were determined to have finite useful lives of five years and ten years, respectively, and are being amortized over those periods. Also identified were intangible assets related to the LoopCare trade name of $1.3 million and Post-Warranty Service Agreements of $32.0 million. Because of the longevity of the LoopCare trade name and the stability, level of embedment, and unique dependence of the RBOCs on the post warranty maintenance services, these intangible assets were determined to have indefinite useful lives at the acquisition date. With regard to the Post-Warranty Maintenance Service Agreements, during the fourth quarter of 2005, management determined that events and circumstances which supported the indefinite life of this asset had changed. More specifically one of the Company’s key customers continues to implement a Fiber to the Premise (“FTTP”) initiative which indicates that the intangible asset related to the Post-Warranty Service Agreements may not have an indefinite useful life. This development as well as circumstances surrounding recent post-warranty contract renewals led the Company to conclude that in accordance with SFAS No. 142, a finite useful life should be assigned and the intangible asset should be amortized beginning October 1, 2005. Management currently believes that the hybrid fiber/copper network currently deployed by the RBOCs, which is tested by the underlying LoopCare Base Software, will exist for at least an additional fifty years. Therefore, management assigned a useful life to this asset of fifty years. At March 29, 2008, the asset had a remaining useful life of 47.5 years.

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
On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson for $5.5 million in cash. In connection with the assets acquired, we have identified $0.2 million of customer relationship intangible assets and $0.8 million in technology related intangible assets both having an estimated life of five years. We also have identified $0.1 million associated with a tradename that is expected to have a useful life of three years. Finally, we allocated $0.1 million of the purchase price to the sales order backlog that was acquired, which was consumed during 2006. The remainder of the purchase price resulted in goodwill of $2.3 million.
On August 1, 2007, Tollgrade acquired certain assets and assumed certain liabilities associated with the Broadband Test Division of Teradyne, Inc. for a purchase price of approximately $11.3 million in cash and there were acquisition costs of $0.6 million for a total purchase price of $11.9 million. The purchase price allocation was finalized in the fourth quarter of 2007. Based on our purchase price allocation, we have identified $0.8 million of customer relationship intangible assets and $0.8 million in technology related intangible assets. We also have identified $6.1 million associated with customer maintenance contracts and $0.2 million to other intangible assets acquired. Based on the purchase price allocation, we have recorded goodwill of approximately $1.1 million.
Sensitivity Analysis:
Certain portions of the telecom market serviced by the Company’s products are evolving and, when appropriate, management reviews the impact of such changes on the key assumptions underlying the valuation of each of its intangible assets. Technological advances, as well as potential changes in strategic direction by any of the Company’s key telecom or cable customers, could result in an impairment or substantial reduction in one or more of the estimated lives over which the respective intangible asset(s) is/are currently being amortized. The following table lists intangible assets with a remaining life at March 29, 2008:

	Years
				Twelve-month
		Remaining	Carrying	Rolling
Asset Description	Original	Life at	Value at	Projected
	Life	3/29/08	3/29/08	Amortization
			(in millions)
LoopCare
Base Software	10	3.5	1.6	0.5
Post-Warranty
Maintenance Service Agreements	50	47.50	30.4	0.6
Cheetah
Proprietary Technology	10	1.75	0.1	—
Emerson
Proprietary Technology	5	3.00	0.4	0.1
Broadband Test Division
Post Warranty
Maintenance Service Agreements	48	47.35	1.3	0.4
Post Warranty
Maintenance Service Agreements	20	19.35	3.4	0.7
Post Warranty
Maintenance Service Agreements	10	9.35	0.7	0.2
Post Warranty
Maintenance Service Agreements	6	5.35	0.2	—
Technology	3-10	2.35-9.35	0.7	0.1
Customer Relationship	10	9.35	0.7	0.2
Other	0.5-10	0.75-9.75	0.6	0.5

			40.1	3.3

In the event that the Company would reevaluate the above estimated useful lives in the future due to changed events and circumstances, annual amortization would increase based on the respective intangible asset’s carrying value and revised remaining useful life.
Goodwill and Indefinite Lived Assets:
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

Due to a decline in the trading price of the Company’s shares during the fourth quarter of 2007, in addition to a revision in revenue projections, the results of our review indicated that our goodwill was entirely impaired, and in connection therewith we recorded a non-cash charge in the fourth quarter of 2007 of approximately $25.0 million. Certain other indefinite lived assets were reviewed and impairment charges of $2.3 million were recorded in the fourth quarter of 2007. We also assigned a definite life to these assets at December 31, 2007.
Due to our lower than expected operating results for the first quarter of 2008, subsequent to quarter-end, management undertook a review of our revenue and earnings expectations for the remainder of the year. As a result of this review, in April, 2008, management made significant revisions to its 2008 financial outlook. These revisions were based on lower than expected first quarter results and deepening concerns about the impact of further deteriorations in general economic conditions and its effect on our markets. As a result, management determined that certain long-lived assets primarily in our cable business were impaired, and as a result we recorded non-cash charges during the quarter of approximately $3.3 million. Our revised financial outlook remains subject to changes in market conditions and other factors, and such changes may indicate further impairment of value in long-lived assets that could require us to record additional material non-cash charges.
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
During the first quarter of 2008, as part of the Company’s ongoing strategic review, the Company incurred a $0.7 million charge related to inventory associated with products that are no longer part of the Company’s strategic focus.
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
Income Taxes
We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We evaluate all remaining deferred tax assets based on our current outlook, and, as of March 29, 2008, all net operating losses and net deferred tax assets have been eliminated through the recording of a valuation allowance. We recognize interest and penalties related to uncertain tax positions in income tax expense. On January 1, 2007, we adopted Financial Standards Accounting Board Interpretation No, 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of this interpretation required no material cumulative effect adjustment to be recorded.
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
We measure long-lived assets to be disposed of by sale at the lower of carrying amounts or fair value less cost to sell. Fair value for the assets currently held for sale is determined based on management’s estimates of market value.
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
In the first quarter of 2008, the Company began to implement initiatives as part of our strategic plan aimed at increasing efficiency and reducing costs. These initiatives are intended to realign existing resources to new projects, reduce the Company’s engineering staff for better alignment of resources with opportunities, make changes in field service and sales staffing to reflect continuing consolidations among our customer base and full integration of prior acquisitions, and reduce the number of senior management positions as a result of integrating talent from acquisitions along with a review of the management structure. The Company eliminated approximately 30 positions and an additional 15 positions were reassigned to new projects. In addition, a comprehensive review of all consolidated incentives was completed, and certain product lines were discontinued as they were not considered strategic to the Company’s marketing plan going forward. The total reserve recorded at March 29, 2008, to cover these strategic actions, amounted to $1.2 million, of which $0.5 million pertained to severance and related benefits and $0.7 million pertained to inventory writedowns.
Pension Benefits
We sponsor a defined benefit pension plan for three employees based in Germany and four employees based in Belgium and two employees based in Netherlands. Accounting for the cost of this plan requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life of employees participating in this plan. This estimation requires our judgment about the discount rate used to determine these obligations, rate of future compensation increases, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
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
RESULTS OF OPERATIONS
FIRST QUARTER OF 2008 COMPARED TO FIRST QUARTER OF 2007
Revenues
The Company’s revenues for the first quarter of 2008 were $13.2 million compared to revenues of $13.0 million reported for the first quarter of 2007.
Sales of the Company’s Systems Test product line (including sales of stand-alone LoopCare software products, 4TEL and Celerity) were $4.7 million in the first quarter of 2008, an increase of $1.4 million, compared to sales in the first quarter of 2007 of $3.3 million. Systems Test product line revenues increased primarily as a result of greater DigiTest and Broadband Test Division product sales, offset by significantly lower sales of N(x)Test product offerings resulting from the conclusion of a testability project in Eastern Europe and lower sales of stand-alone LoopCare software products. The Systems Test product line revenue accounted for 35.7% and 25.2% of total revenues for the first quarter of 2008 and 2007, respectively. During the first quarter of 2008, we continued to experience lower sales to CLECs and other independent carriers due to changes in network deployment architecture. We do not expect revenues in these markets to return to historical levels until modifications to our current product offerings produce lower cost points, assuming customers choose to adopt this new product technology. In particular, we are addressing these market conditions with the pending general availability of our DigiTest ICE product. General domestic market delays and our larger service provider customers upgrading their access network service assurance solutions have also adversely impacted expected DigiTest and ICE revenues for the first quarter of 2008.
We have historically provided financial information for sales of our stand-alone LoopCare software features, on the basis that previously, these sales were significant in amount and differed from those LoopCare license arrangements made in conjunction with the DigiTest hardware. However, as this product has continued to mature, and as we have continued to experience declines in sales of these stand-alone LoopCare software features, we have determined that beginning with this report and in future reports and filings, the LoopCare stand-alone software feature results will only be discussed in conjunction with our System Test products. This is consistent with the manner in which we have treated custom software feature sales for 4TEL and Celerity since our acquisition of the Broadband Test Division. The declines in sales of LoopCare features are driven in large part by service providers continuing to carefully evaluate expenditures in this area as they focus their capital expenditures on new network elements, and the level of sales of these features is not expected to recover in the foreseeable future.
Sales of cable hardware and software products were $1.6 million in the first quarter of 2008, compared with $3.3 million in the first quarter of 2008. Cable hardware and software product sales amounted to 11.9% and 25.3% of total first quarter 2008 and 2007 revenue, respectively. The decline was primarily a result of reduced market demand through our OEM Channel, which we believe is partially connected to general economic conditions.
Sales of MCUs during the first quarter of 2008 were $0.9 million, compared to $3.4 million reported in first quarter of 2007. The decline was primarily the result of the completion of a major customers testability project and a lower then anticipated market demand for MCUs. MCU sales represented 6.5% of total first quarter 2008 revenues, compared to 26.2% for the first quarter of 2007.
We expect MCU sales to continue to contribute to the Company’s revenue for the foreseeable future, and such sales may fluctuate somewhat unpredictably on a quarterly basis. However, as a result of the continuing maturation of this product line, the RBOCs’ trend of limiting capital spending in their traditional POTS networks and the evolution of the transmission network toward end to end fiber, the Company believes revenues from this product line will continue to decline over time.
Services revenue consists of installation oversight and product management services provided to customers and fees from software maintenance agreements and service applications. Service revenues were approximately $6.0 million in the first quarter of 2008 compared to $3.0 million for the first quarter of 2007. Service revenues amounted to 45.9% and 23.3% of total first quarter 2008 and 2007 revenue, respectively. The increase in services revenues was due primarily to the contribution from international customers of the acquired Broadband Test Division.
Gross Profit
Gross profit for the first quarter of 2008 was $2.5 million compared to $7.0 million in the first quarter of 2007. The first quarter of 2008 included non-cash charges totaling $4.1 million resulting from impairment of certain intangible assets related primarily to our cable testing products and an inventory write-down. Additionally, amortization expense increased $0.4 million associated with our purchase of the Broadband Test Division. As a percentage of sales, gross profit for the first quarter of 2008 was 19.1% versus 53.8% for the prior year quarter.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, increased $0.3 million, or 11.4%, to $2.4 million for the first quarter of 2008. The increase is related to the Company’s consulting costs and increased salaries and wages due to the Broadband Test Division acquisition, offset by a decrease in SFAS 123(R) expense. As a percentage of revenues, selling and marketing expenses increased to 18.5% in the first quarter of 2008 from 16.8% in the first quarter of 2007.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services fees, increased by $0.5 million, or 22.3%, to $2.6 million for the first quarter of 2008. The increase is primarily attributed to an increase in professional services fees offset in part by a decrease in SFAS 123(R) expense. As a percentage of revenues, general and administrative expenses increased to 19.6% in the first quarter of 2008 from 16.2% in the first quarter of 2007.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense, increased by $0.7 million, or 22.5%, to $3.6 million in the first quarter of 2008. The increase in research and development expense is due to the increase in consulting expense, professional services fees and increased salaries and wages due to the Broadband Test Division acquisition. As a percentage of revenues, research and development expense for the first quarter of 2008 was 27.4% compared to 22.6% for the first quarter of 2007.
Restructuring Expense
Restructuring expense related to our 2008 restructuring program was $1.2 million in the first quarter of 2008. The restructuring program included a reduction in our engineering staff, changes in field service and sales staffing and a reduction in the number of senior management positions. During the first quarter of 2008, the Company recorded restructuring expense for employee severance of $0.5 million and inventory impairment charges of $0.7 million.
Ongoing restructuring expense related to the 2006 restructuring program was insignificant.
Interest Income
Interest income for the first quarter of 2008 was $0.5 million compared to $0.8 million for the first quarter of 2007. The decrease is related to lower cash and short-term investment balances during the quarter due to the cash purchase of the Broadband Test Division and the repurchase of shares under our share repurchase program. Additionally, interest rates have declined compared to the first quarter of 2007.
Income Taxes
Income taxes for the first quarter of 2008 were $0.5 million. The effective income tax rate for the first quarter of 2008 was 7.4% compared to a benefit in the first quarter of 2007 of 33.1%. The first quarter of 2008 income tax expense primarily relates to foreign income tax obligations generated by profitable operations in foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions. Additionally, the Company established a valuation allowance against federal, foreign and certain state net operating losses incurred in the first quarter of 2008 as the tax benefit was deemed more likely than not to be unrealizable in future periods. The foreign deferred tax benefit recorded in the first quarter of 2008 relates primarily to temporary differences arising as a result of differentials between book and tax lives on intangible assets.
Net (Loss) Income and (Loss) Income Per Share
For the first quarter of 2008, our basic and diluted earnings per common share net loss was $(0.49), compared to a net income of $0.01 per basic common share and diluted common share recorded in the first quarter of 2007. Basic and diluted weighted average common and common equivalent shares outstanding were 13.2 million for the first quarter of 2008. The 13.2 million common and common equivalent shares outstanding at March 29, 2008 did not include the effect of dilutive securities due to the net loss which would have made those securities anti-dilutive to the earnings per share calculation.
LIQUIDITY AND CAPITAL RESOURCES
We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. There are no material restrictions on the ability to transfer and remit funds among our international affiliated companies.
The Company had working capital of $75.5 million at March 29, 2008, a decrease of $1.6 million from $77.1 million of working capital as of December 31, 2007. As of March 29, 2008, we had approximately $55.9 million in cash, cash equivalent and short term investments, which are available for corporate purposes, including acquisitions and other general working capital requirements.
Net cash used in operating activities for the three months ended March 29, 2008 was $3.2 million compared to net cash provided of $2.5 million for the same period in the prior year. The change in net cash related to operating activities is largely attributable to revenue declines resulting in operating losses.
Cash used in investing activities was $1.8 million for the three months ended March 29, 2008 compared to cash provided by investing activities of $0.9 million for the three months ended March 31, 2007. The cash use is related to purchases of short-term investments.
The Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility, expiring on December 19, 2009. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of our maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are payable quarterly at the rate of 0.25% per annum on the average unused commitment. As of March 29, 2008 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.
Our financial position enables us to meet our cash requirements for operations and capital expansion programs for the next twelve months.
KEY RATIOS
The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, was 88 and 73 days as of March 29, 2008 and March 31, 2007, respectively. The change was attributable to the timing of cash collection primarily related to large international projects. The Company’s inventory turnover ratio was 3.1 and 3.0 turns at March 29, 2008 and March 31, 2007, respectively. The increase in inventory turnover is related to the writedown of obsolete inventory in the first quarter of 2008.
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
Included in the commitment schedule below are certain purchase obligations primarily arising from non-cancelable, non-returnable agreements with materials vendors. Additionally, the Company has arrangements with certain manufacturing subcontractors under which the Company is contingently obligated to purchase up to $0.1 million of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. This liability has been recorded in the unaudited condensed consolidated balance sheets as the Company has a legal obligation to purchase this inventory as of March 29, 2008. The recording of this obligation in the financial statements did not result in a charge to the Unaudited Condensed Consolidated Statements of Operations. We fully expect to utilize this inventory during the normal course of business and have not recorded any reserve related to this specific item.

Included in the commitment schedule below are certain FIN 48 obligations. On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, unrecognized tax benefits were $0.1 million all of which would affect our effective tax rate if recognized. At March 29, 2008, unrecognized tax benefits were approximately $0.3 million. We do not expect any significant changes to this liability.
Included in the commitment schedule below are certain pension obligations. As a result of our acquisition of the Broadband Test Division we assumed a defined benefit pension plan for three employees based in our German location. The German pension obligation acquired as of August 1, 2007 was approximately $0.7 million. Net periodic pension expense recorded from the date of the acquisition through March 29, 2008 was insignificant. The pension obligation as of March 29, 2008 was approximately $1.0 million. The increase in pension obligation from August 1, 2007 through March 29, 2008 was related primarily to changes in foreign exchange rates.
Minimum annual future commitments as of March 29, 2008 are (in thousands):

	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter

Operating Lease Obligations	$3,026	$704	$751	$602	$571	$398	$—

Purchase Obligations	104	58	38	8	—	—	—

FIN 48 Obligations	319	—	—	319	—	—	—

Pension Obligations	1,021	—	—	—	—	—	1,021

Total	$4,470	$762	$789	$929	$571	$398	$1,021

The lease expense was $0.3 million for the three months ended March 29, 2008.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s current investment policy limits its investments in financial instruments to cash and cash equivalents, individual municipal bonds, and corporate and government bonds. Investments in financial derivatives and preferred and common stocks are strictly prohibited. The Company believes it minimizes its risk through proper diversification along with the requirements that the securities must be of investment grade with an average rating of “A” or better by Standard & Poor’s. The Company holds its investment securities to maturity and believes that earnings and cash flows will not be materially affected by changes in interest rates, due to the nature and short-term investment horizon for which these securities are invested.
Item 4. CONTROLS AND PROCEDURES
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 29, 2008 that have materially affected or are reasonably likely to materially affect these controls.
PART II. OTHER INFORMATION
Item 1.A. RISK FACTORS
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
In the first quarter of 2008, we began to implement a series of initiatives designed to increase efficiency and reduce costs and to focus our core business on our test and measurement expertise. These initiatives included reductions of staff, alignment of investments and a completion of the integration plans from recent acquisitions, including Emerson and Broadband Test Division. While we believe that these actions will reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate. In such event, we may be forced to take additional cost-reducing initiatives, which may negatively impact quarterly earnings and profitability as we account for severance and other related costs. In addition, there is the risk that such measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
We have commenced a review of strategic business alternatives, which may or may not result in changes to our business and our profitability.
In April of 2008, we announced that we had engaged an outside financial advisor to assist with our review of strategic alternatives in which the Company will evaluate a full range of possible directions. In connection with this evaluation, the Company will review and, where appropriate, adjust our business model with a view toward achieving near-term profitability. Changes in our business model may require us to incur additional restructuring expenses and other write-downs and impairment charges in the near-term. We cannot assure that the evaluation process will result in any specific transaction or outcome or that it will improve profitability of the Company. Consideration of these options may cause us to incur additional expenses, disruption to and distractions in our business, and impact our ability to attract new business and to attract and retain key personnel.
We are dependent upon our ability to attract, retain and motivate our key personnel.
Our success depends on our ability to attract, retain and motivate our key management personnel, including the Company’s CEO and CFO, and key engineers necessary to implement our business plan and to grow our business. Despite the adverse economic conditions of the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with the Company, our future results could be adversely affected. Furthermore, we have recently experienced a number of changes in our senior management positions, both as part of the restructuring initiatives and otherwise. Although we believe we have taken appropriate measures to address the impact of these changes, there is the risk that such changes could impact our business, which could negatively affect operating results.
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
Our operating results have in the past been subject to quarter to quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding for our products in customers’ capital budgets. As a result, projects that are anticipated may be deferred or delayed indefinitely, as service providers carefully evaluate expenditures. In addition, there is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other reasons can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. Further, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.
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
Our Services business, which includes software maintenance as well as professional services, is sensitive to the decline in our larger customers’ capital investment in their traditional voice services. Furthermore, the timing of the extension or renewal of certain of the more significant software maintenance agreements can have a major impact on the Company’s Services revenues for any particular fiscal quarter or year. We are also experiencing intense pricing pressure from many of our larger software maintenance customers, as they continue to attempt to reduce their own internal costs. Accordingly, our ability to maintain historical levels from traditional sources or increase levels of Services revenues cannot be assured, and in fact, such levels may continue to decrease.
We have completed, and may pursue additional acquisitions, which could result in the disruption of our current business, increased near-term expenses, difficulties related to the integration of acquired businesses, and substantial expenditures.
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
On August 1, 2007, we acquired the Broadband Test Division of Teradyne, Inc. In addition to the general risks discussed above, the successful completion of the integration of this business remains subject to the risks that we may be unable to secure key relationships with key suppliers and customers of the Broadband Test Division, execute agreements with new customers or close international opportunities due to the risks and uncertainties inherent in international markets which are important to the acquired business. In addition, we may experience difficulties in gaining market acceptance of our products in the international customer base of the acquired business.
The failure of acquired assets to meet expectations, or a decline in our fair value determined by market prices of our stock, could indicate impairment of our intangible assets and result in additional impairment charges.
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
Statement of Financial Accounting Standards No. 144 (“SFAS 144”) addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that these assets be measured for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on our assessment that a triggering event had occurred, we performed the required recoverability tests of SFAS 144 at December 31, 2007 and determined that certain long-lived assets were impaired. In addition, an adjustment of the Company’s financial outlook upon the conclusion of the first quarter of 2008 caused further impairments of certain intangible assets, primarily those related to our cable product lines. The occurrence of further triggering events could result in additional impairment charges.
The sale of our products is dependent upon our ability to satisfy the proprietary requirements of our customers.
We depend upon a relatively narrow range of products for the majority of our revenue. Our success in marketing our products is dependent upon their continued acceptance by our customers. In some cases, our customers require that our products meet their own proprietary requirements. If we are unable to satisfy such requirements, or forecast and adapt to changes in such requirements, our business could be materially harmed. In addition, the introduction of certain products was previously delayed into the second quarter of 2008. The introduction of such products in the second quarter of 2008 and their rate of acceptance could be further delayed by, among other factors, extended testing or acceptance periods or requests for custom or modified engineering of such products to conform to customer requirements.
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

In addition, the introduction of certain products which we had anticipated introducing in the first quarter of 2008 has been delayed. The introduction of such products in the second quarter of 2008 and their rate of acceptance could be further delayed by, among other factors, extended testing or acceptance periods, requests for custom or modified engineering of such products to conform to customer requirements.
Further, changes in network architecture experienced by our customers in the Tier 2 and 3 telephony market have and may continue to negatively affect our ability to sell products in these markets. Although we are addressing these changes with modifications to our existing products, if customers do not accept this new product technology, our revenues could be adversely affected.
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
As a result of our recent Broadband Test Division acquisition and domestic market conditions, our business is becoming more dependent upon international markets. Our future sales in international markets are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability including terrorism and other acts of war or hostility, unexpected changes in the regulatory environment, trade protection measures, tax laws, our ability to market current or develop new products suitable for international markets, difficulties with deployments and acceptances of products, obtaining and maintaining successful distribution and resale channels, changes in tariffs and foreign currency exchange rates, and longer payment cycles. These specific risks, or an overall reduction in the demand for or the sales of our products in international markets, could adversely affect future results.
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
We market and sell certain of our products, including our DigiTest and Cheetah product lines and certain of the newly acquired Broadband Test Division products, through domestic and international OEM relationships. Our future results are dependent on our ability to establish, maintain and expand third-party relationships with OEM as well as other marketing and sales distribution channels. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their contractual obligations, cease doing, or reduce the amount of their business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues. We continue to face competition from Alpha which introduced a competitive DOCSIS-based transponder in 2005 and which has adversely impacted our sales of our Cheetah products.

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
A large portion of our sales have historically been attributable to our MCU products. During the first quarter of 2008, we experienced significant declines in sales of our legacy MCU products to telecommunications customers and such decline was larger than anticipated. We expect that our MCU products will continue to contribute to revenues for the foreseeable future, but there can no assurance that our revenue from these products will recover during the remainder of the year or at any time in the future or that we will be able to accurately predict the rate at which these sales will continue to decline. MCU sales largely depend upon the rate of deployment of new, and the retrofitting of existing, DLC systems in the United States. Installation and replacement of DLC systems are, in turn, driven by a number of factors, including the availability of capital resources and the demand for new or better POTS. Our customers have begun to implement next generation network improvements such as Fiber-to-the-Premises (“FTTP”), which do not require the use of our MCU products as does the present hybrid POTS network. If our major customers fail to continue to build out their DSL networks and other projects requiring DLC deployments, or if we otherwise satisfy the domestic telecommunications market’s demand for MCUs, our MCU sales will continue to decline and our future results would be materially and adversely affected.
Although we are unable to predict future prices for our MCU products, we expect that prices for these products will continue to be subject to significant downward pressure in certain markets for the reasons described above. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to expand our customer base, increase unit sales volumes of these products and to successfully, develop, introduce and sell new products such as our cable and software products. We cannot assure you that we will be able to expand our customer base, increase unit sales volumes of existing products or develop, introduce and/or sell new products or that we will accurately predict future trends in the demand for our MCU products.
Our continued emphasis on our network assurance and testing solutions and cable status monitoring products, and on software products in particular, could have a material adverse effect on our profitability.
We are actively engaged in research to improve and expand our cable products, including research and development to reduce product costs while providing enhancements; however, with the rise of industry-wide standards, among other factors, our cable products have lower margins than our telephony test system products. If sales of our network assurance and testing solutions and cable status monitoring products do not increase, decrease rapidly, or are not accepted in the marketplace, or if our research and development activities do not produce marketable products that are both competitive and accepted by our customers, our overall revenues and profitability will be adversely affected. During the first quarter of 2008, we experienced significant declines in sales of our Cheetah products. We do not expect to see significant recovery in this market, at least in the near future.
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
We have recently introduced on a limited basis our LightHouse centralized remote monitoring system for the electric utility industry. The product is currently in beta trials and is expected to be generally available in the fourth quarter of 2008. The successful development, introduction and commercial success of this new technology will depend on a number of factors, including our ability to meet customer requirements, the existence of competitive products in the market, our timely and efficient completion of product design, timely and efficient implementation of manufacturing and manufacturing processes, our ability to meet product cost targets generating acceptable margins, timely remediation of product performance issues, if any, identified during testing, product performance at customer locations, differentiation of our product from our competitors’ products, and management of customer expectations concerning product capabilities and life cycles. Revenue from new products is necessary to offset declining revenue from other products.
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
Because our cable products generate lower margins for us than our proprietary telephony offerings, an increase in the percentage of our sales of cable-related products relative to our traditional products will result in lower profit margins. Furthermore, consolidations within the cable industry and the adoption of the DOCSIS standards have caused and could continue to cause pricing pressure as our competitors lower product pricing. As a result of these factors, our revenues have been and may continue to be adversely affected. In addition, although we have developed DOCSIS-based hardware, this part of our business has been adversely affected by general economic conditions and competition from Alpha, our OEM distributor that introduced a competitive DOCSIS-based transponder in 2005, which has adversely impacted our sales of our Cheetah products. As a result of these factors, our revenues have been and may continue to be adversely affected. We do not expect to see significant recovery in this market, at least in the near future.

Our common stock price may be extremely volatile.
Our common stock price has been and is likely to continue to be highly volatile. The market price may vary in response to many factors, some of which are outside our control, including:
•	General market and economic conditions;

•	Changes in the telecommunications industry;

•	Actual or anticipated variations in operating results;

•	Announcements of technological innovations, new products or new services by us or by our competitors or customers;

•	Changes in financial estimates or recommendations or failure to continue research coverage by stock market analysts regarding us or our competitors;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Announcements by us related to our consideration of strategic business opportunities;

•	Announcements by our customers regarding end market conditions and the status of existing and future infrastructure network deployments;

•	Additions or departures of key personnel; and

•	Future equity or debt offerings or our announcements of these offerings.
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
Item 6. EXHIBITS
(a)	Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Separation and Mutual Release dated January 7, 2009 by and between Tollgrade Communications, Inc. and Carol M. Franklin, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 10, 2008.

10.2	Severance Policy, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2008.

10.3	Employment Agreement dated April 10, 2008 between the Company and Joseph A. Ferrara, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 16, 2008.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.
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
®4TEL is a trademark of Tollgrade Communications, Inc.
®Celerity is a trademark of Tollgrade Communications, Inc.
®DOCSIS is a registered trademark of Cable Television Laboratories, Inc.
All other trademarks are the property of their respective owners.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tollgrade Communications, Inc. (Registrant)
Dated: May 8, 2008	/s/ Joseph A. Ferrara
Joseph A. Ferrara
Chief Executive Officer and President

Dated: May 8, 2008	/s/ Samuel C. Knoch
Samuel C. Knoch
Chief Financial Officer and Treasurer

Dated: May 8, 2008	/s/ R. Joseph Fink
R. Joseph Fink
Controller

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Separation and Mutual Release dated January 7, 2009 by and between Tollgrade Communications, Inc. and Carol M. Franklin, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 10, 2008.

10.2	Severance Policy, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2008.

10.3	Employment Agreement dated April 10, 2008 between the Company and Joseph A. Ferrara, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 16, 2008.

31.1	Certification of the Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith