Form 10-Q
period 2008-06-28
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2008-07-31
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                  Yes  ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑
As of June 28, 2008, there were 13,277,748 shares of the Registrant’s Common Stock, $0.20 par value per share, outstanding, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 28, 2008

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except par value) (Unaudited)

	June 28, 2008	December 31, 2007*

ASSETS
Current assets:
Cash and cash equivalents	$56,880	$58,222
Short-term investments	2,442	632
Accounts receivable:
Trade, net of allowance for doubtful accounts of $471 in 2008 and $478 in 2007	13,279	14,625
Other	1,518	2,255
Inventories	12,613	13,687
Prepaid expenses and deposits	925	1,120
Deferred and refundable income taxes	385	503
Assets held for sale	—	272

Total current assets	88,042	91,316
Property and equipment, net	3,795	4,279
Intangibles	39,274	44,215
Other assets	343	333

Total assets	$131,454	$140,143

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$598	$4,214
Accrued warranty	1,537	1,937
Accrued expenses	2,526	3,148
Accrued salaries and wages	687	891
Accrued royalties payable	89	707
Income taxes payable	1,145	572
Deferred revenue	4,917	2,767

Total current liabilities	11,499	14,236
Pension obligation	1,052	908
Deferred tax liabilities	2,082	1,999

Total liabilities	14,633	17,143

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.20 par value; authorized shares, 50,000; issued shares, 13,733 in 2008 and 13,731 in 2007	2,744	2,744
Additional paid-in capital	73,546	73,389
Treasury stock, at cost, 575 shares in 2008 and 2007	(5,900)	(5,900)
Retained earnings	46,104	52,863
Accumulated other comprehensive income (loss)	327	(96)

Total shareholders’ equity	116,821	123,000

Total liabilities and shareholders’ equity	$131,454	$140,143

*	Amounts derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Revenues:
Products	$8,491	$10,863	$15,631	$20,860
Services	6,106	3,318	12,150	6,363

Total revenues:	14,597	14,181	27,781	27,223

Cost of sales:
Products	4,478	4,976	8,094	9,503
Services	1,924	831	3,910	1,760
Amortization	853	570	1,867	1,138
Intangible impairment	—	—	3,291	—
Restructuring	—	—	759	—

Total cost of sales	7,255	6,377	17,921	12,401

Gross profit	7,342	7,804	9,860	14,822

Operating expenses:
Selling and marketing	2,162	2,325	4,597	4,510
General and administrative	2,248	2,340	4,827	4,448
Research and development	3,230	2,992	6,846	5,945
Restructuring expense	70	212	505	594

Total operating expense	7,710	7,869	16,775	15,497

Loss from operations	(368)	(65)	(6,915)	(675)
Interest income	313	740	805	1,516

(Loss) income before taxes	(55)	675	(6,110)	841
Provision for income taxes	200	225	649	280

Net (loss) income	$(255)	$450	$(6,759)	$561

(Loss) income per share information:
Weighted average shares of common stock and equivalents:
Basic	13,158	13,260	13,158	13,257
Diluted	13,158	13,516	13,158	13,480
Net (loss) income per common share:
Basic	$(0.02)	$0.03	$(0.51)	$0.04
Diluted	$(0.02)	$0.03	$(0.51)	$0.04
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands) (Unaudited)

						Accumulated
						Other		Other
	Common Stock		Additional	Treasury	Retained	Comprehensive		Comprehensive
	Shares	Amount	Paid-In	Income	Earnings	Income (Loss)	Total	Income (Loss)

Balance at December 31, 2007	13,731	$2,744	$73,389	$(5,900)	$52,863	$(96)	$123,000
Compensation expense for options and restricted stock, net	2	—	157	—	—	—	157

Foreign currency translation	—	—	—	—	—	423	423	$423

Net loss	—	—	—	—	(6,759)	—	(6,759)	(6,759)

Comprehensive income								$(6,336)

Balance at June 28, 2008	13,733	$2,744	$73,546	$(5,900)	$46,104	$327	$116,821

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007

Cash flows from operating activities :
Net (loss) income	$(6,759)	$561
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment loss	3,291	—
Depreciation and amortization	2,770	1,947
Compensation expense related to stock plans	157	628
Valuation allowance	129	164
Deferred income taxes	19	937
Restructuring	770	246
Provision for losses on inventory	175	268
Provision for allowance for doubtful accounts	40	39
Changes in assets and liabilities:
Accounts receivable-trade	1,055	5,116
Accounts receivable-other	477	238
Inventories	160	(3,600)
Prepaid expenses and other assets	254	(492)
Accounts payable	(3,349)	(365)
Accrued warranty	(400)	(95)
Accrued expenses and deferred income	1,611	(1,311)
Accrued royalties payable	(618)	105
Income taxes payable	517	—

Net cash provided by operating activities	299	4,386

Cash flows from investing activities:
Purchase of short-term investments	(2,274)	(11,608)
Redemption/maturity of short-term investments	464	4,170
Capital expenditures, including capitalized software	(402)	(761)
Sale of assets held for sale	262	568

Net cash used in investing activities	(1,950)	(7,631)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	36
Excess tax benefit from stock-based compensation	—	2

Net cash provided by financing activities	—	38

Net decrease in cash and cash equivalents	(1,651)	(3,207)

Effect of exchange rate changes on cash and cash equivalents	309	—

Cash and cash equivalents at beginning of period	58,222	57,378
Cash and cash equivalents at end of period	$56,880	$54,171

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
We report our quarterly results for the first three interim periods based on fiscal quarters ending on Saturdays and for the fourth interim period ending on December 31. For the periods presented herein, our fiscal quarters ended June 28, 2008 (13 weeks) and June 30, 2007 (13 weeks). The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company” or “Tollgrade”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 28, 2008 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, except for pension plan assets in regards to the funded status of pension plans recorded on the unaudited condensed consolidated balance sheet, and financial liabilities, had no significant impact on the Company’s financial statements. As permitted, management has deferred the adoption of FAS 157, as it relates to nonfinancial assets and nonfinancial liabilities and is currently evaluating the potential impact of the deferral on the Company’s financial statements.
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
The fair value of cash equivalents was $43.9 million and $44.8 million at June 28, 2008 and December 31, 2007, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.
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
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting this statement.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting this statement.
2. STOCK COMPENSATION PLANS AND ACCOUNTING FOR STOCK-BASED COMPENSATION EXPENSE
The Plans
The Company currently sponsors one active stock compensation plan. In March 2006, the Company adopted the 2006 Amended and Restated Long-Term Incentive Compensation Plan (the “2006 Plan”), which was approved by the shareholders on May 9, 2006 and effectively replaced the 1995 Long-Term Incentive Plan, which by its terms does not allow grants to be made after October 15, 2005. The 2006

Plan provides that participants may be directors, officers and other employees. The 2006 Plan authorized up to 1,300,000 shares available for grant. The 1998 Employee Incentive Plan (the “1998 Plan”) by its terms does not allow grants to be made after January 29, 2008.
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
Grants Under the Plans
During the second quarter of 2008, the Board of Directors approved the grant of 8,334 restricted shares under the 2006 Plan. The restricted shares were issued to two employees. These shares will vest in accordance with the same terms described above for other employee restricted share grants.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized under SFAS 123(R) for the three and six month periods ended June 28, 2008 and June 30, 2007 was expense of $0.2 million and $0.3 million, respectively, and $0.2 million and $0.6 million, respectively. The unamortized stock-based compensation expense related to stock options and restricted stock totaled $1.6 million at June 28, 2008.

	Shares Authorized But Not Granted
	June 28, 2008	December 31, 2007

1998 Employee Incentive Compensation Plan	—	164,141
2006 Long Term Incentive Compensation Plan	448,183	1,169,452
No grants may be made pursuant to the 1998 Employee Incentive Compensation plan after January 28, 2008. Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

	Number of	Range of	Weighted Average
	Shares	Option Prices	Exercise Price

Outstanding, December 31, 2007	1,440,562	$7.28-159.19	$27.28

Granted	556,400	6.57	6.57
Exercised	—	—	—
Cancelled/Forfeited/Expired	(53,750)	6.57-31.44	10.84

Outstanding, June 28, 2008	1,943,212	$6.57-159.19	$21.80

3. RESTRUCTURING
During the first quarter of 2008, the Company announced a restructuring program which included the realignment of existing resources to new projects, reductions in the Company’s engineering staff, changes in field service and sales staffing and a reduction in the number of senior management positions. As a result, during the second quarter of 2008, we continued to record certain restructuring costs primarily associated with employee severance of approximately $0.1 million. The total expense associated with the restructuring program recorded in 2008 was $1.2 million and no additional expense is expected.
Additionally, as part of the Company’s ongoing strategic review, in the first quarter of 2008 the Company incurred a $0.7 million charge for inventory associated with products that are no longer part of the Company’s future strategic focus.
The components of the charge and accrual at June 28, 2008 for this program are as follows (in thousands):

	Balance at				Balance at
	December	Restructuring	Cash	Asset write-	June 28,
	31, 2007	charge/expense	payments	downs	2008

Severance	$—	$494	$(439)	$—	$55
Inventory write-down	—	738	—	(738)	—

Total	$—	$1,232	$(439)	$(738)	$55

During the third quarter of 2006, the Company announced a restructuring program which included the consolidation of the Company’s operations at its leased Sarasota facility, discontinuance of various products and the write-down of certain fixed assets and real estate. During the second quarter of 2008, we continued to record certain additional restructuring costs and refined estimates related to employee relocation and lease termination costs. The total expense incurred as a result of this program was $7.1 million through June 28, 2008.
The components of the charges and accruals at June 28, 2008 for this program were as follows (in thousands):

	Balance at				Balance at
	December		Cash	Asset write-	June 28,
	31, 2007	Expense	payments	downs	2008

Facility rationalization including employee costs	$103	$24	$(111)	$(16)	$—
Real estate impairment	—	8	—	(8)	—

Total	$103	$32	$(111)	$(24)	$—

In connection with the 2006 restructuring program, the Company held for sale certain real estate that would not be used by the Company. The value of the assets held for sale was based on management’s estimates of market value.

The majority of the cash payments made under the 2006 restructuring program pertained to the remaining obligation for lease termination costs related to the Company’s former Sarasota, Florida facility. With the payment of these costs, this lease was terminated during the first quarter 2008.
In conjunction with the Broadband Test Division acquisition, the Company committed to a plan to close the acquired Deerfield, Illinois facility and to relocate from the then-existing Bracknell, England location to another facility within Bracknell, England. We have offered selected employees benefits to relocate them to our corporate headquarters in Cheswick, Pennsylvania. We estimated the employee relocation and facility closure costs to be approximately $0.5 million. As of June 28, 2008, cash payments have been made in the amount of $0.5 million. These costs were accounted for under Emerging Issue Task Force No. 95-3 (EITF 95-3) “Recognition of Liabilities in Connection with a Purchase Business Combination.”
4. ACQUISITION
On August 1, 2007, Tollgrade completed the acquisition of the Broadband Test Division of Teradyne, Inc. Tollgrade acquired substantially all of the assets and assumed certain liabilities for approximately $11.3 million in cash, and there were approximately $0.6 million in transaction fees for a total purchase price of $11.9 million. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. Accordingly, the results of operations of the acquired Broadband Test Division from August 1, 2007 are included in the consolidated financial statements of the Company. The Company has allocated the purchase price to the fair value of assets acquired and liabilities assumed based on third-party valuations and appraisals. All intangible assets including goodwill are deductible for tax purposes over the appropriate tax life as determined by each country and are not expected to have any residual value.
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

	(In Thousands, Except Per Share Data)
	Unaudited Pro Forma	Unaudited Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Revenues	$20,040	$37,448
Income from operations	899	361
Net income	1,093	1,252
Basic and diluted earnings per share	$0.08	$0.09
The unaudited pro forma for the three and six month periods ended June 30, 2007 include certain non-recurring charges primarily associated with employee severance. The total restructuring charges for the Company for the three and six month periods ended June 30, 2007 were $0.2 million and $0.8 million, respectively.
5. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

		June 28, 2008
	Useful	(Unaudited)
	Life		Accumulated
Amortizing Intangible Assets:	(Years)	Gross	Amortization	Impairments	Net

Post warranty service agreements	6-50	$38,422	$3,015	$—	$35,407
Technology	2-10	18,812	14,466	1,396	2,950
Customer relationships	5-15	3,645	1,364	1,676	605
Tradenames and other	0.5-10	823	292	219	312

Total Intangible Assets		$61,702	$19,137	$3,291	$39,274

	Useful	December 31, 2007
	Life		Accumulated
Amortizing Intangible Assets:	(Years)	Gross	Amortization	Impairments	Net

Post warranty service agreements	6-50	$38,204	$2,019	$—	$36,185
Technology	3-10	19,249	13,858	448	4,943
Customer relationships	5-15	3,626	1,190	—	2,436
Tradenames and other	0.5-10	2,635	169	1,815	651

Total Intangible Assets		$63,714	$17,236	$2,263	$44,215

During the fourth quarter of 2007, the Company recorded an impairment loss totaling $25.0 million which represented the full balance of goodwill.
Impairments
Long-Lived Assets
The Company performs impairment reviews of its long-lived assets upon a change in business conditions or upon the occurrence of a triggering event. Due to the Company’s lower than expected operating results for the first quarter of 2008, subsequent to quarter-end, management undertook a review of its revenue and earnings expectations for the remainder of the year. As a result of this review, management made significant revisions to its 2008 financial outlook. These revisions were based on lower than expected first quarter results and deepening concerns about the impact of further deteriorations in general economic conditions and its effect on the markets that we serve. As a result, the Company performed an analysis of its long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” As a result of this analysis, we determined that certain customer and technology assets primarily related to our cable and certain other products were impaired, and an impairment loss of $3.3 million was recorded for the first quarter of 2008 to reflect these assets at their fair market value.
The Company currently estimates its total amortization expense, including the intangible assets associated with the Broadband Test Division, to be $1.7 million for the remainder of 2008 and $2.9 million, $2.3 million, $1.8 million, and $1.3 million for the years ended December 31, 2009, 2010, 2011 and 2012, respectively, and $29.3 million for periods thereafter.
6. PENSION
As a result of our acquisition of the Broadband Test Division, the Company assumed defined benefit pension plans for three employees based in the Company’s German location, four employees based in Belgium and two employees based in the Netherlands. The German pension obligation assumed as of August 1, 2007, which is an unfunded obligation of the Company in accordance with regulations in Germany, was approximately $0.7 million. The acquired net pension obligations for the Belgian and Netherlands plans, the majority of which are supported by insurance programs, were less than $0.1 million each. Net periodic pension expense for these plans recorded during the second quarter of 2008 was insignificant. The total pension obligation as of June 28, 2008 was approximately $1.1 million. The increase in pension obligation from December 31, 2007 through June 28, 2008 primarily relates to increases in the Company’s benefit obligation.

7. INVENTORY
Inventory consisted of the following (in thousands):

	June 28, 2008
	(Unaudited)	December 31, 2007

Raw materials	$8,115	$8,393
Work in process	2,952	3,582
Finished goods	4,666	4,321

	15,733	16,296

Reserves for slow moving and obsolete inventory	(3,120)	(2,609)

	$12,613	$13,687

8. PER SHARE INFORMATION
Net (loss) income per share has been computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share” for all periods presented. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock option grants. The three and six month periods ended June 28, 2008 do not include the effect of dilutive securities due to the net loss reported in such periods, which would make those securities anti-dilutive to the earnings per share calculation. For the three and six month periods ended June 28, 2008, there were no anti-dilutive equivalent shares.
A reconciliation of net loss per share is as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 28, 2008	June 28, 2008
	(Unaudited)	(Unaudited)
Net loss	$(255)	$(6,759)
Common and common equivalent shares:
Weighted average common shares outstanding	13,158	13,158
Effect of dilutive securities – stock options and restricted stock	—	—

	13,158	13,158

Loss per share:
Basic	$(0.02)	$(0.51)

Diluted	$(0.02)	$(0.51)

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(Unaudited)	(Unaudited)
Net income	$450	$561
Common and common equivalent shares:
Weighted average common shares outstanding	13,260	13,257
Effect of dilutive securities – stock options	256	223

	13,516	13,480

Income per share:
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

9. PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.
Activity in the warranty accrual is as follows (in thousands):

	Six Months Ended
	June 28, 2008	Year Ended
	(Unaudited)	December 31, 2007
Balance at the beginning of the period	$1,937	$2,135
Accruals for warranties issued during the period	834	1,680
Settlements during the period	(1,234)	(1,878)

Balance at the end of the period	$1,537	$1,937

10. CONTINGENCIES AND COMMITMENTS
The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility expires on June 30, 2009. The lease for our Piscataway, New Jersey location expires on April 30, 2012. As a result of the Broadband Test Division acquisition, we have leases in Bracknell, United Kingdom; Kontich, Belgium; and Wuppertal, Germany, which expire on December 24, 2012, April 1, 2012, and January 31, 2009, respectively. The Company is also involved in various month-to-month leases for research and development and office equipment at all five locations. In addition, one of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments; however, none of these commitments are material.

Future minimum lease payments under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

At June 28, 2008
2008 (remaining period)	$422
2009	844
2010	696
2011	661
2012	488
Thereafter	—

$3,111

The lease expense for the three and six month periods ended June 28, 2008 and June 30, 2007 was $0.3 million and $0.2 million and $0.6 million and $0.5 million, respectively.
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
11. INCOME TAXES
For the second quarter of 2008, income tax expense primarily related to foreign income tax obligations generated by profitable operations in foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions. Additionally, the Company established a valuation allowance against federal, foreign and certain state net operating losses incurred in the second quarter of 2008 as the tax benefit was deemed more likely than not to be unrealizable in future periods. The foreign deferred tax benefit recorded in the second quarter of 2008 relates primarily to temporary differences arising as a result of differentials between book and tax lives of intangible assets.
On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, unrecognized tax benefits were $0.1 million all of which would affect the Company’s effective tax rate if recognized. At June 28, 2008, unrecognized tax benefits were approximately $0.3 million. We do not expect any significant changes to this liability.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 28, 2008, the Company has an insignificant amount of accrued interest related to uncertain tax positions in both foreign and domestic jurisdictions.

The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
The Company intends to permanently reinvest accumulated earnings in foreign subsidiaries as of June 28, 2008. As a result, deferred taxes have not been provided on foreign earnings at June 28, 2008. If the Company’s intention changes and such amounts are expected to be repatriated, deferred taxes will be provided.
12. MAJOR CUSTOMERS AND INTERNATIONAL SALES
The Company’s primary customers for its products and services are the Regional Bell Operating Companies (“RBOCs”), certain large international telephone service providers in Europe, specifically including British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”), certain major independent telephone companies and most of the major domestic cable operators. Of these major customer groups, the RBOCs and the European Telcos are the most significant. For the second quarter of 2008, sales to the RBOCs accounted for approximately 21.5% of the Company’s total revenue, compared to approximately 37.6% of total revenue for the second quarter of 2007. Sales to AT&T individually exceeded 10% of the Company’s total revenue and comprised 11.9% of the Company’s total revenue for the second quarter of 2008. Sales to AT&T individually exceeded 10% of the Company’s total revenue and comprised 29.9% of the Company’s total revenue for the second quarter of 2007. Sales in the second quarter of 2008 to the European Telcos accounted for approximately 27.4% of total revenue. Sales to one European Telco individually exceeded 10% of the Company’s total revenue for the second quarter of 2008. There were no comparable sales to the European Telcos during the second quarter of 2007 due to the fact that the acquisition of the Broadband Test Division, which contributed such sales in the second quarter of 2008, was not completed until the third quarter of 2007. As of June 28, 2008, the Company had approximately $5.6 million of accounts receivable with three customers, each of which individually exceeded 10% of our June 28, 2008 receivable balances.  As of December 31, 2007, the Company had approximately $4.1 million of accounts receivable with two customers, each of which individually exceeded 10% of our December 31, 2007 receivable balances.
For the six months ended June 28, 2008 and June 30, 2007, sales to the RBOCs accounted for approximately 25.7% and 38.8%, respectively, of the Company’s total revenue. Sales to AT&T comprised approximately 15.7% and 30.8% of the Company’s total revenue for the six months ended June 28, 2008 and June 30, 2007, respectively. Sales for the six months ended June 28, 2008 to the European Telcos accounted for approximately 26.0% of total revenue. Sales to one European Telco individually exceeded 10% of the Company’s total revenue for the six months ended June 28, 2008. There were no comparable sales to the European Telcos for the six months ended June 30, 2007 due to the fact that the acquisition of the Broadband Test Division, which contributed such sales in the six months ended June 28, 2008, was not completed until the third quarter of 2007.
International sales represented approximately $7.1 million or 48.6% of the Company’s total revenue for the quarter ended June 28, 2008, compared to $4.2 million or 29.6% for the quarter ended June 30, 2007. Our international sales were primarily in three geographic areas based upon customer location for the quarters ended June 28, 2008 and June 30, 2007: the Americas (excluding the United States); Europe, the Middle East and Africa (“EMEA”); and Asia. Sales for the Americas were approximately

$1.2 million and $1.7 million, sales for EMEA were $5.1 million and $2.4 million, and sales in Asia were $0.8 million and approximately $0.1 million for the quarters ended June 28, 2008 and June 30, 2007.
International sales represented approximately $13.2 million, or 47.5% of the Company’s total revenue for the six months ended June 28, 2008 compared to $7.2 million, or 26.4%, for the six months ended June 30, 2007. Our international sales were primarily in three geographic areas based upon customer location for the six months ended June 28, 2008: the Americas (excluding the United States); EMEA; and Asia. Sales in the Americas were approximately $1.9 million and $2.3 million, sales in EMEA were approximately $10.4 million and $4.7 million, and sales in Asia were approximately $0.9 million and $0.2 million for the six months ended June 28, 2008 and the six months ended June 30, 2007, respectively.
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
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
This MD&A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007. Certain statements contained in this MD&A and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described in Part II, Item 1.A below under “Risk Factors.”
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
During the second quarter of 2008, the Company announced it was expanding its internal analysis of strategic opportunities and had hired a financial advisor to assist in the process of evaluating our strategic alternatives. Given the decline in our share value, challenges within our business, and weakness in the overall economy, the Company’s Board determined that it was necessary and in the best interests of our shareholders to expand our review and evaluate all strategic alternatives. The Board is considering a full range of possible directions with the intent to enhance the value of the Company for the benefit of our shareholders.
General Business Trends
Three significant trends are apparent in our second quarter 2008 results. The first two trends are a direct result of the Broadband Test Division acquisition in August of 2007, an increase in international revenue and an increase in services revenue. The third trend is the continued decline of older legacy product revenue across our portfolio. Year over year trends comparing the second quarter of 2008 to the second quarter of 2007 will be impacted by the fact that the Broadband Test Division of Teradyne, Inc. was not acquired until the third quarter of 2007.
First, international sales increased both in total revenue and as a percentage of sales. International sales increased to approximately $7.1 million or 48.6% of the Company’s total revenue for the quarter ended June 28, 2008, compared to $4.2 million or 29.6% for the second quarter ended June 30, 2007.
Second, the second quarter of 2008 results reflected revenues from Services of approximately 42% of total revenue, compared to approximately 23% of total revenue in the second quarter of 2007. The increase in revenues from Services in the second quarter of 2008 is attributed to revenues related to our Broadband Test Division acquisition, which had largely a service-oriented revenue base. We expect that including Broadband Test Division revenues for the entire year in our consolidated revenues will cause the percentage of Services revenue as a portion of total revenue for 2008 to increase as compared to 2007 and that this trend will continue due to a decrease in revenue from certain existing products as discussed below. In addition, since our Services revenue is typically associated with existing purchase orders, contracts or a combination of both, we expect predictability of revenues from this portion of the business to improve. During the second quarter of 2008, the remainder of our revenue, or 58% of the consolidated total, was comprised of sales of software and hardware products to new or existing customers.
Third, declines in older legacy product lines continued to impact results in the second quarter of 2008. Sales of cable legacy products, MCUs and older DigiTest product lines declined significantly when compared year over year to last year’s results. While we saw some sequential increases from the first quarter of 2008 to the second quarter of 2008 in overall cable sales and MCU sales, we expect continued year over year declines for the remainder of the year.
The second quarter of 2008 revenue also lacked significant contribution from project-related business, as the two international projects that contributed to 2007 revenues largely concluded. At the present time, excluding the impact of revenue from products related to our acquisition of the Broadband Test Division, we have not entered into agreements for new projects of similar size to those from 2007 that could contribute to revenue for the remainder of 2008.
As a result of these factors, we expect revenues from our core test system products to continue to be challenged in the near term. Management presently expects that the year over year revenue decline can be offset to some extent for the remainder of 2008 by the addition of services revenue from the Broadband Test Division acquisition and the addition of new product revenue, but it is unlikely that these revenues will offset the entire decline, or that the decline might not accelerate more quickly than expected. However, revenues from non-project related sources are difficult to predict from quarter to quarter, and could possibly result in swings or declines in revenue levels on a quarterly basis, and such swings or declines may be material.
Our Customers
The Company’s primary customers for its products and services are the Regional Bell Operating Companies (“RBOCs”), certain large international telephone service providers in Europe, specifically including British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”), certain major independent telephone companies, and most of the major domestic cable operators. Of these major customer groups, the RBOCs and the European Telcos are the most significant. The increase in European Telco revenue in total and as a percentage of sales is primarily based on the inclusion of customer revenue associated with the acquisition of the Broadband Test Division beginning during the third quarter of 2007. For the second quarter ended June 28, 2008, sales to the RBOCs accounted for approximately 21.5% of the Company’s total revenue, compared to approximately 37.6% of total revenue for the second quarter of 2007. Sales to AT&T comprised approximately 11.9% of the Company’s total revenue for the second quarter of 2008, compared to approximately 29.9% of total revenue for the second quarter of 2007. Sales in the second quarter of 2008 to the European Telcos accounted for approximately 27.4% of total revenue. Sales to one European Telco individually exceeded 10% of the Company’s total revenue for the second quarter of 2008. There were no comparable sales to the European Telcos for the second quarter of 2007 due to the fact that the acquisition of the Broadband Test Division, which contributed such sales during the second quarter of 2008, was not completed until the third quarter of 2007.
For the six months ended June 28, 2008 and June 30, 2007, sales to the RBOCs accounted for approximately 25.7% and 38.8%, respectively, of the Company’s total revenue. Sales to AT&T comprised approximately 15.7% and 30.8% of the Company’s total revenue for the six months ended June 28, 2008 and June 30, 2007, respectively. Sales for the six months ended June 28, 2008 to the European Telcos accounted for approximately 26.0% of total revenue. Sales to one European Telco individually exceeded 10% of the Company’s total revenue for the six months ended June 28, 2008. There were no comparable sales to the European Telcos for the six months ended June 30, 2007 due to the fact that the acquisition of the Broadband Test Division, which contributed such sales during the six months ended June 28, 2008, was not completed until the third quarter of 2007.
Our Product Solutions
Telecommunications Solutions
The Company’s telecommunications System Test products, specifically the LoopCare™, 4TEL®, Celerity®, and LTSC™ centralized test Operation Support Systems (“OSS”), together with the associated remote test and measurement platforms of DigiTest®, LDU, and N(x)Test™, enable local exchange carriers to conduct a full range of measurement and fault diagnosis for efficient dispatch of field staff to maintain and repair POTS and/or DSL services, along with the ability to pre-qualify and provide broadband DSL services offerings. Although these solutions remain the primary test solutions for copper line networks, we are actively engaged in research and development of new software and hardware for new network solutions that expand coverage to hybrid and next generation networks.
With the LoopCare software in combination with the DigiTest hardware, including the EDGE®, HUB™ and the recent introduction of DigiTest ICE™ we offer a complete integrated testing system to customers. The first release of the DigiTest ICE product became generally available to customers in June 2008. We continue final development efforts on this product and expect the additional versions of this product to become generally available to customers later this year. DigiTest ICE is designed to provide both metallic and multi-layered DSL testing to help service providers install and maintain broadband triple play services within traditional and hybrid fiber copper networks.
Although the DigiTest EDGE and DigiTest HUB have been deployed by certain international customers, and have been approved in certain domestic networks, we have only had limited success selling them into the domestic service providers, and it is not clear whether the international customers who have deployed these products will continue to do so at the same or similar volumes, as the original projects driving these product sales are substantially complete. However, we continue to actively market and attempt to sell these products into both domestic and international markets.
As the DSL subscriber base of the RBOCs’ network reaches a level of maturity that should support higher measures of centralized testing, certain portions of the DigiTest product family, including DigiTest ICE, are positioned to compete favorably with similar offerings in that market.
Similarly, we offer integrated testing through our 4TEL and Celerity software, sold in conjunction with the LDU hardware. Sales of these products, acquired as part of the Broadband Test Division acquisition in 2007, contributed significantly to revenues for the second quarter of 2008. Contributions from sales of LDU hardware and 4TEL and Celerity software helped to offset some of the declines experienced in sales of some of the Company’s other product lines. We expect to see this trend continue at least for the near term, but new product solutions, including the DigiTest ICE product, need to rapidly gain market share in order to continue to offset these declines.
As the life cycle for MCU® products continues to mature, and certain RBOCs and other customers focus their capital spending on major network initiatives such as “fiber to the home” rather than hybrid networks, demand for our MCU and older legacy testing products will continue to diminish. During the second quarter of 2008, we experienced significant declines from the second quarter of 2007 in sales of our legacy MCU products to telecom customers. Although we expected a decline in MCU sales due to the completion of a large customer program in 2007 that would not repeat in 2008, the decline ultimately extended beyond that customer and was larger than anticipated. We did however experience a reasonable recovery during the second quarter of 2008 from the levels of sales seen in the first quarter of 2008.
During the second quarter of 2008, we continued to experience difficult market conditions for projects for stand-alone LoopCare software. Certain projects were either deferred or delayed indefinitely. Also, during 2007, licenses of custom software features developed under two international projects contributed to this revenue stream, and as discussed earlier, these projects have not contributed to 2008 sales. We have historically provided financial information for sales of our stand-alone LoopCare software features on the basis that these sales were previously significant in amount and differed from those LoopCare license arrangements made in conjunction with the DigiTest hardware. However, as this product has continued to mature, and as we have continued to experience declines in sales of these stand-alone LoopCare software features, we determined that beginning with the first quarter 2008 report and in future reports and filings, the LoopCare stand-alone software feature results will only be discussed in conjunction with our System Test products. This is consistent with the manner in which we have treated custom software feature sales for 4TEL and Celerity since our acquisition of the Broadband Test Division. The declines in sales of LoopCare features are driven in large part by service providers continuing to carefully evaluate expenditures in this area as they focus their capital expenditures on new network elements, and the level of sales of these features is not expected to recover in the foreseeable future.
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
During the second quarter of 2008, we experienced significant declines year over year sales of our Cheetah products, primarily from lower market demand through our OEM distribution agreement with Alpha Technologies, Inc. as well as from two major multiple system operators (“MSOs”). Although we expected to see declines in sales during the quarter, we believe that the greater decline of sales of cable products to these customers was at least partially due to the continuing difficult economic environment. We also continue to face competition from Alpha, as they introduced their own DOCSIS®-based transponder in 2005, which has adversely impacted our sales of our Cheetah products. We do not expect to see significant recovery in this market, at least in the near future; however, we did experience a reasonable recovery during the second quarter of 2008 from the levels of sales seen during the first quarter of 2008.
Consolidations within the cable industry and the adoption of the DOCSIS standards have caused and will continue to cause pricing and margin pressure as competitors continue to reduce pricing. In response, we continued to further reduce our costs for this product line through a restructuring and realignment effort implemented in the first quarter of 2008. Some of these new products are in adjacent markets from our traditional cable products thereby diversifying our product offerings. As a result, our revenues and net income have been and may continue to be adversely affected. We continue to develop strategies to offset these lower margins by lowering manufacturing costs while offering additional feature sets to our DOCSIS-based products, such as our downloadable software modules for VoIP and IP testing, that are intended to build upon an embedded base of core technology. We are also actively developing new products for introduction through the remainder of the year.
Services
Our Services offerings include software maintenance as well as our professional services, which are designed to ensure that all of the components of our customers’ test systems operate properly. It also includes hardware maintenance services, for both our mature and acquired product lines.
During the second quarter of 2008, our Services revenues increased, primarily due to the additional service agreements acquired as part of the Broadband Test Division acquisition. These service agreements, some of which are with the European Telcos described earlier, cover both hardware and software maintenance for products sold by the Broadband Test Division prior to the acquisition. These service agreements are similar to those entered into with the Company’s traditional RBOC customers as it relates to software maintenance. The revenue contributions from these service agreements have helped to offset some of the declines in the Company’s mature product lines in other areas.
BACKLOG
Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of June 28, 2008, the Company had backlog of approximately $18.5 million compared to $19.2 million as of December 31, 2007 and $10.1 million as of June 30, 2007. The increase in the backlog from June 30, 2007 to June 28, 2008 is primarily attributable to the acquired Broadband Test Division products and services. The backlog at June 28, 2008, December 31, 2007 and June 30, 2007 include approximately $13.8 million, $13.6 million, and $5.9 million, respectively, related to software maintenance contracts, which are earned and recognized as income on a straight-line basis during the remaining term of the underlying agreements. The Company’s policy is to include a maximum of twelve months revenue from multi-year maintenance agreements in reported backlog.
We currently have software maintenance agreements with all of the RBOCs and with many European Telcos. Most of these agreements are multi-year, with expiration dates ranging from December 31,

2008 through 2011. We also have several maintenance arrangements in place for our cable software products.
Management expects that approximately 38% of the current backlog will be recognized as revenue in the third quarter of 2008. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. These fluctuations are most evident as it relates to revenue streams from sales of products other than our software maintenance agreements, which tend to be more predictable. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.
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
INTERNATIONAL SALES
International sales represented approximately $7.1 million, or 48.6% of the Company’s total revenue for the quarter ended June 28, 2008, compared to $4.2 million, or 29.6%, for the quarter ended June 30, 2007. Our international sales were primarily in three geographic areas based upon customer location for the quarter ended June 28, 2008: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $1.2 million and $1.7 million, sales in EMEA were approximately $5.1 million and $2.4 million, and sales in Asia were $0.8 million and approximately $0.1 million for the quarters ended June 28, 2008 and June 30, 2007, respectively. The addition of the Broadband Test Division business has significantly enhanced the Company’s international footprint.
International sales represented approximately $13.2 million, or 47.5% of the Company’s total revenue for the six months ended June 28, 2008, compared to $7.2 million, or 26.4%, for the six months ended June 30, 2007. Our international sales were primarily in three geographic areas based upon customer location for the six months ended June 28, 2008: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales in the Americas were approximately $1.9 million and $2.3 million, sales in EMEA were approximately $10.4 million and $4.7 million, and sales in Asia were approximately $0.9 million and $0.2 million for the six months ended June 28, 2008 and the six months ended June 30, 2007, respectively.
As of June 28, 2008, the Company had approximately $5.6 million of accounts receivable with three customers, each of which individually exceeded 10% of our June 28, 2008 receivable balances.  As of December 31, 2007, the Company had approximately $4.1 million of accounts receivable with two customers, each of which individually exceeded 10% of our December 31, 2007 receivable balances.
In addition, the expected follow-on projects related to completion of the two large international projects that contributed to 2007 sales has extended beyond what was originally expected. We originally expected to follow these large projects with additional new product sales beginning in late 2007 and continuing in 2008. However, our new product sales have been slower to materialize in both customer accounts than originally expected, as a result of our own development delays, as well as customer delays in both accounts and a reorganization in one customer. During the first quarter of 2008, we successfully completed a product trial in one customer and pursued a new product trial in the other customer during the second quarter of 2008, but significant sales have not yet materialized.
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
SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, except for pension plan assets in regards to the funded status of pension plans recorded on the unaudited consolidated balance sheet, and financial liabilities, had no impact on the financial statements. As permitted, management has deferred the adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities and is currently evaluating the potential impact of the deferral on the Company’s financial statements.
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
The fair value of cash equivalents was $43.9 million and $44.8 million at June 28, 2008 and December 31, 2007, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.
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
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting this statement.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting this statement.
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
Revenue Recognition
We market and sell test system hardware and related software to the telecommunications and cable industries. The Company follows Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” for hardware and software sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The bulk of our hardware sales are made to the RBOCs and European Telcos and other large customers. Delivery terms of hardware sales are predominantly FOB origin. Revenue is recognized for these customers upon shipment against a valid purchase order. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue is deferred unless the Company can objectively determine delivery occurred before the end of the applicable reporting period. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers and/or those in weak financial condition.
For perpetual software license fee and maintenance revenue, we follow the AICPA’s Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” This statement requires that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software, leaving no significant obligations on the part of the Company to perform. We require a customer purchase order or other written agreement to document the terms of a software order and written, unqualified acceptance from the customer prior to revenue recognition. In certain limited cases, however, agreements provide for automatic customer acceptance after the passage of time from a pre-determined event and we have relied on these provisions for an indication of the timing of revenue recognition. In isolated cases for orders of custom software, or orders that require significant software customization, such as those associated with our contracts for products deployed in Saudi Arabia, we employ contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services may be separated into stand-alone fair values if not already documented in the purchase order or agreement and where list prices or other objective evidence of fair value exists to support such allocation, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue will not be recognized for any single element until all elements considered essential to the functionality of the delivered elements under the contract are delivered and accepted.
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
Our software customers usually enter into separate agreements for software maintenance upon expiration of the stated software warranty period. Maintenance agreements include software upgrades and bug fixes as they become available; however, newly developed features must be purchased separately. Post-warranty maintenance for new features is either included under the current maintenance agreement without additional charge, and is considered in the maintenance agreement fees, or is separately charged upon expiration of the warranty. Depending upon the timing of the new feature purchase and the length of the maintenance agreement, we must evaluate whether or not a portion of a perpetual right to use fee should be treated as post-contract support to be deferred and recognized over the remaining life of the maintenance agreement.
Software maintenance revenue is recognized on a straight-line basis over the period the respective arrangements are in effect. Revenue recognition, especially for software products, involves critical judgments and decisions that can result in material effects to reported net income.
Goodwill and Intangible Assets
At June 28, 2008, we had net intangible assets of $39.3 million resulting from the acquisitions of the LoopCare product line in September 2001, the Cheetah product line in February 2003, the test business of Emerson in February 2006 and the Broadband Test Division of Teradyne, Inc. in August 2007. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets, not be amortized for financial reporting purposes. Finite-lived intangible assets are amortized on a straight-line basis or an accelerated method, whichever better reflects the pattern in which the economic benefits of the asset are consumed or otherwise used.

Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
In connection with the assets acquired in the 2001 LoopCare transaction, intangible assets of $45.1 million were identified with residual goodwill of $16.6 million. These included Developed Product Software valued at $7.3 million and LoopCare Base Software valued at $4.5 million. Both were determined to have finite useful lives of five years and ten years, respectively, and are being amortized over those periods. Also identified were intangible assets related to the LoopCare trade name of $1.3 million and Post-Warranty Service Agreements of $32.0 million. Because of the longevity of the LoopCare tradename and the stability, level of embedment, and unique dependence of the RBOCs on the post warranty maintenance services, these intangible assets were determined to have indefinite useful lives at the acquisition date. With regard to the Post-Warranty Maintenance Service Agreements, during the fourth quarter of 2005, management determined that events and circumstances that supported the indefinite life of this asset had changed. More specifically one of the Company’s key customers continues to implement a Fiber to the Premise (“FTTP”) initiative which indicates that the intangible asset related to the Post-Warranty Service Agreements may not have an indefinite useful life. This development, as well as circumstances surrounding recent post-warranty contract renewals, led the Company to conclude that in accordance with SFAS No. 142, a finite useful life should be assigned and the intangible asset should be amortized beginning October 1, 2005. Management currently believes that the hybrid fiber/copper network currently deployed by the RBOCs, which is tested by the underlying LoopCare Base Software, will exist for at least an additional fifty years. Therefore, management assigned a useful life to this asset of fifty years. At June 28, 2008, the asset had a remaining useful life of 47.25 years.
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
On February 24, 2006, Tollgrade acquired certain assets and assumed certain liabilities associated with the test systems business unit of Emerson for $5.5 million in cash. In connection with the assets acquired, we identified $0.2 million of customer relationship intangible assets and $0.8 million in technology-related intangible assets, both having an estimated life of five years. We also identified $0.1 million associated with a tradename that is expected to have a useful life of three years. Finally, we allocated $0.1 million of the purchase price to the sales order backlog that was acquired, which was consumed during 2006. The remainder of the purchase price resulted in goodwill of $2.3 million.
On August 1, 2007, Tollgrade acquired certain assets and assumed certain liabilities associated with the Broadband Test Division of Teradyne, Inc. for a purchase price of approximately $11.3 million in cash and there were acquisition costs of $0.6 million for a total purchase price of $11.9 million. The purchase price allocation was finalized in the fourth quarter of 2007. Based on our purchase price allocation, we have identified $0.8 million of customer relationship intangible assets and $0.8 million in technology-related intangible assets. We also have identified $6.1 million associated with customer maintenance contracts and $0.2 million to other intangible assets acquired. Based on the purchase price allocation, we have recorded goodwill of approximately $1.1 million.
Sensitivity Analysis:
Certain portions of the telecom market serviced by the Company’s products are evolving and, when appropriate, management reviews the impact of such changes on the key assumptions underlying the valuation of each of its intangible assets. Technological advances, as well as potential changes in strategic direction by any of the Company’s key telecom or cable customers, could result in an impairment or substantial reduction in one or more of the estimated lives over which the respective intangible asset(s) is/are currently being amortized. The following table lists intangible assets with a remaining life at June 28, 2008:

	Years
				Twelve-month
		Remaining	Carrying	Rolling
		Life at	Value at	Projected
Asset Description	Life	6/28/08	6/28/08	Amortization
			(in millions)
LoopCare
Base Software	10	3.25	$1.4	$0.5
Post-Warranty
Maintenance Service Agreements	50	47.25	30.2	0.6
Cheetah
Proprietary Technology	2	1.50	—	—
Emerson
Proprietary Technology	5	2.75	0.4	0.1
Broadband Test Division
Post-Warranty
Maintenance Service Agreements	48	47.10	1.2	0.3
Post-Warranty
Maintenance Service Agreements	20	19.10	3.2	0.7
Post-Warranty
Maintenance Service Agreements	10	9.10	0.6	0.2
Post-Warranty
Maintenance Service Agreements	6	5.10	0.1	—
Technology	3-10	2.10-9.10	0.7	0.1
Customer Relationships	10	9.10	0.6	0.2
Other	0.5-10	0.50-9.50	0.9	0.4

			$39.3	$3.1

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
Due to a decline in the trading price of the Company’s shares during the fourth quarter of 2007, in addition to a revision in revenue projections for 2008, the results of our review indicated that our goodwill was entirely impaired, and in connection therewith we recorded a non-cash charge in the fourth quarter of 2007 of approximately $25.0 million. Certain other indefinite lived assets were reviewed and impairment charges of $2.3 million were recorded in the fourth quarter of 2007. We also assigned a definite life to these assets at December 31, 2007.
Due to our lower than expected operating results for the first quarter of 2008, subsequent to quarter-end, management undertook a review of our revenue and earnings expectations for the remainder of the year. As a result of this review, in April 2008, management made significant revisions to its 2008 financial outlook. These revisions were based on lower than expected second quarter results and deepening concerns about the impact of further deteriorations in general economic conditions and the resulting effect on our markets. As a result, management determined that certain long-lived assets primarily in our cable business were impaired, and as a result we recorded non-cash charges during the first quarter of 2008 of approximately $3.3 million. Our revised financial outlook for 2008 remains subject to changes in market conditions and other factors, and such changes may indicate further impairment of value in long-lived assets that could require us to record additional material non-cash charges. During the second quarter 2008, based on our review of the financial outlook, there were no triggering events and no further asset impairments required.
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
Income Taxes
We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We evaluate all remaining deferred tax assets based on our current outlook, and, as of June 28, 2008, all U.S. and certain foreign net operating losses and net deferred tax assets have been eliminated through the recording of a valuation allowance. We recognize interest and penalties related to uncertain tax positions in income tax expense. On January 1, 2007, we adopted Financial Standards Accounting Board Interpretation No, 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of this interpretation required no material cumulative effect adjustment to be recorded.
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
In the first quarter of 2008, the Company implemented initiatives as part of our strategic plan aimed at increasing efficiency and reducing costs. These initiatives were intended to realign existing resources to new projects, reduce the Company’s engineering staff for better alignment of resources with opportunities, make changes in field service and sales staffing to reflect continuing consolidations among our customer base and full integration of prior acquisitions, and reduce the number of senior management positions as a result of integrating talent from acquisitions along with a review of the management structure. During the first quarter of 2008, the Company eliminated approximately 30 positions and an additional 15 positions were reassigned to new projects. In addition, a comprehensive review of all consolidated incentives was completed, and certain product lines were discontinued as they were not considered strategic to the Company’s marketing plan going forward. During the second quarter 2008, charges associated with this restructuring were $0.1 million.
Pension Benefits
We sponsor defined benefit pension plans for three employees based in Germany and four employees based in Belgium and two employees based in Netherlands. Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life of employees participating in these plans. This estimation requires our judgment about the discount rate used to determine these obligations, rate of future compensation increases, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
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
Stock-Based Compensation
We recognize stock-based compensation expense for all stock options and restricted stock awards over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). We utilize the Black-Scholes valuation method to establish fair value of all awards. The Black-Scholes valuation method requires that we make certain estimates regarding estimated forfeiture rates, expected holding period and stock price volatility.
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
RESULTS OF OPERATIONS
SECOND QUARTER OF 2008 COMPARED TO SECOND QUARTER OF 2007
Revenues
The Company’s revenues for the second quarter of 2008 were $14.6 million compared to revenues of $14.2 million reported for the second quarter of 2007.
Services revenue consists of installation oversight and product management services provided to customers and fees from software maintenance agreements and service applications. Service revenues were approximately $6.1 million in the second quarter of 2008 compared to $3.3 million for the second quarter of 2007. Service revenues amounted to 41.8% and 23.4% of total second quarter 2008 and 2007 revenue, respectively. The increase in services revenues was due primarily to the contribution from international customers of the acquired Broadband Test Division.
Sales of the Company’s Systems Test product line (including sales of stand-alone LoopCare software products, 4TEL and Celerity) were $5.2 million in the second quarter of 2008, an increase of $0.7 million, compared to sales in the second quarter of 2007 of $4.5 million. Systems Test product line revenues increased primarily as a result of sales of Broadband Test Division products to a European Telco, offset by significantly lower sales of DigiTest product offerings resulting from a general tightening of domestic service provider budgets and the conclusion of certain international projects involving DigiTest products at the end of 2007. The Systems Test product line revenue accounted for 35.9% and 31.4% of total revenues for the second quarter of 2008 and 2007, respectively. During the second quarter of 2008, we continued to experience lower sales to CLECs and other independent carriers than during the second quarter of 2007 due to changes in network deployment architecture. We do not expect revenues in these markets to return to historical levels until modifications to our current product offerings produce lower cost points, assuming customers choose to adopt this new product technology. In particular, we are attempting to address these market conditions with our DigiTest ICE product.
We have historically provided financial information for sales of our stand-alone LoopCare software features, on the basis that previously, these sales were significant in amount and differed from those LoopCare license arrangements made in conjunction with the DigiTest hardware. However, as this product has continued to mature, and as we have continued to experience declines in sales of these stand-alone LoopCare software features, we determined that beginning with the first quarter of 2008 report and in future reports and filings, the LoopCare stand-alone software feature results will only be discussed in conjunction with our System Test products. This is consistent with the manner in which we have treated custom software feature sales for 4TEL and Celerity since our acquisition of the Broadband Test Division. The declines in sales of LoopCare features are driven in large part by service providers continuing to carefully evaluate expenditures in this area as they focus their capital expenditures on new network elements, and the level of sales of these features is not expected to recover in the foreseeable future.
Sales of cable hardware and software products were $2.1 million in the second quarter of 2008, compared with $3.5 million in the second quarter of 2007. Cable hardware and software product sales amounted to 14.1% and 24.8% of total second quarter 2008 and 2007 revenue, respectively. The decline was primarily a result of reduced market demand through our OEM Channel and two MSOs, which we believe is partially connected to general economic conditions.
Sales of MCUs during the second quarter of 2008 were $1.2 million, compared to $2.9 million reported in second quarter of 2007. The decline was primarily the result of the completion of a major customer’s testability project as well as continued maturation of the MCU product line. MCU sales represented 8.2% of total second quarter 2008 revenues, compared to 20.4% for the second quarter of 2007.
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
Gross Profit
Gross profit for the second quarter of 2008 was $7.3 million compared to $7.8 million in the second quarter of 2007. As a percentage of sales, gross profit for the second quarter of 2008 was 50.3% versus 55.0% for the second quarter of 2007. The decrease in gross margin resulted from product mix changes, lower manufacturing volumes, certification fees and other costs related to the introduction of new products.

Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, decreased $0.2 million, or 7.0%, to $2.2 million for the second quarter of 2008. The decrease is primarily associated with savings benefits from cost reduction initiatives initiated during the first quarter 2008. The cost reductions were offset, in part, by increases that resulted from the acquisition of the Broadband Test Division. As a percentage of revenues, selling and marketing expenses decreased to 14.8% in the second quarter of 2008 from 16.4% in the second quarter of 2007.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services fees, decreased by $0.1 million, or 3.9%, to $2.2 million for the second quarter of 2008. The decrease is primarily attributable to reductions in overall professional services fees. As a percentage of revenues, general and administrative expenses decreased to 15.4% in the second quarter of 2008 from 16.5% in the second quarter of 2007.
Research and Development Expense
Research and development expense, which consists primarily of payroll-related costs and depreciation expense, increased $0.2 million, or 8.0%, to $3.2 million in the second quarter of 2008. The increase in research and development expense is due to the additional costs from the Broadband Test Division acquisition offset by cost savings associated with the force reduction that occurred during the first quarter 2008. As a percentage of revenues, research and development expense for the second quarter of 2008 increased slightly to 22.1% compared to 21.1% for the second quarter of 2007.
Restructuring Expense
Restructuring expense related to our 2008 restructuring program was $0.1 million in the second quarter of 2008. This program, initiated during the first quarter of 2008, included a reduction in our engineering staff, changes in field service and sales staffing and a reduction in the number of senior management positions.
Interest Income
Interest income for the second quarter of 2008 was $0.3 million compared to $0.7 million for the second quarter of 2007. The decrease is related to slightly lower average cash and short-term investment balances as well as interest rate declines.
Income Taxes
Income taxes for the second quarter of 2008 were $0.2 million. The second quarter of 2008 income tax expense primarily relates to foreign income tax obligations generated by profitable operations in certain foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions in all jurisdictions. Additionally, the Company continued to record a valuation allowance against U.S. federal, certain foreign and certain state net operating losses incurred in the second quarter of 2008 as the tax benefit was deemed more likely than not to be unrealizable in future periods. The foreign deferred tax benefit recorded in the second quarter of 2008 relates primarily to temporary differences arising as a result of differentials between book and tax lives on intangible assets.
Income taxes for the second quarter of 2007 were $0.2 million. The effective income tax rate for the second quarter of 2007 was 33.3%, which was based on the 2007 expected full year effective tax rate.
Net (Loss) Income and (Loss) Income Per Share
For the second quarter of 2008, our basic and diluted earnings per common share net loss was $(0.02), compared to a net income of $0.03 per basic common share and diluted common share recorded in the second quarter of 2007. Basic and diluted weighted average common and common equivalent shares outstanding were 13.2 million for the second quarter of 2008. The 13.2 million common and common equivalent shares outstanding at June 28, 2008 did not include the effect of dilutive securities due to the net loss which would have made those securities anti-dilutive to the earnings per share calculation.
SIX MONTHS ENDED JUNE 28, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007
Revenues
The Company’s revenues for the six months ended June 28, 2008 were $27.8 million, an increase of $0.6 million, or 2.1%, compared to revenues of $27.2 million reported for the six months ended June 30, 2007.
Sales of the Company’s Systems Test product line (including sales of stand-alone LoopCare software products, 4TEL and Celerity) were $10.0 million for the six months ended June 28, 2008; an increase of $2.3 million, compared to sales for the six months ended June 30, 2007 of $7.7 million. Systems Test product line revenues increased primarily as a result of sales of Broadband Test Division products, offset by a general tightening of domestic service provider budgets, significantly lower sales of N(x)Test product offerings resulting from the conclusion of a testability project in Eastern Europe, lower sales of stand-alone LoopCare software products and the conclusion of certain international projects involving DigiTest products at the end of 2007. The Systems Test product line revenue accounted for 35.8% and 28.4% of total revenues for the six month periods ended June 28, 2008 and June 30, 2007, respectively. During the six months ended June 28, 2008, we continued to experience lower sales to CLECs and other independent carriers than during the second quarter of 2007 due to changes in network deployment architecture by our customers. We do not expect revenues in these markets to return to historical levels until modifications to our current product offerings produce lower cost points, assuming customers choose to adopt this new product technology. In particular, we are attempting to address these market conditions with our DigiTest ICE product. General domestic market delays and our larger service provider customers upgrading their access network service assurance solutions have also adversely impacted expected DigiTest and DigiTest ICE revenues for the six months ended June 28, 2008.

Overall sales of cable hardware and software products decreased to $3.6 million for the six months ended June 28, 2008 from $6.8 million for the six months ended June 30, 2007. During the six months ended June 30, 2007, we experienced substantial shipments of our DOCSIS-based transponders that did not repeat in the first six months of 2008. Cable hardware and software product sales amounted to 13.1% and 25.0% of the first six months of 2008 and 2007 revenue, respectively.
Sales of MCUs during the six months ended June 28, 2008 were $2.0 million, a decrease of $4.3 million compared to the $6.3 million for the six months ended June 30, 2007. The decline was primarily the result of the completion of a major customer’s testability project in 2007 as well as continued maturation of the MCU product line. As a result, MCU sales represented 7.4% of total revenues for the six months ended June 28, 2008 compared to 23.2% for the six months ended June 30, 2007.
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
Service revenues, which include installation oversight and project management services provided to customers and fees software maintenance, and service application projects increased $5.8 million, or 91.0%, to $12.2 million in the six months ended June 28, 2008 compared to $6.4 million for the six months ended June 30, 2007. The increase is primarily attributable to the contribution from international customers of the acquired Broadband Test Division. Service revenues amounted to 43.7% and 23.4% for the first six months of 2008 and 2007 revenue, respectively.
Gross Profit
Gross profit for the six months ended June 28, 2008 decreased $5.0 million, or 33.5%, to $9.9 million compared to $14.9 million for the six months ended June 30, 2007. The six months ended June 28, 2008, includes non-cash charges totaling $4.1 million resulting from impairment of certain intangible assets related primarily to our cable testing products and an inventory write-down. Gross profit was adversely affected by product mix changes, lower manufacturing volumes and certain costs related to the introduction of new products. Additionally, amortization expense increased $0.7 million associated with our purchase of the Broadband Test Division. As a percentage of sales, gross profit for the six months ended June 28, 2008 was 35.5% compared with 54.5% in the six month period ended June 30, 2007.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expense and travel costs, increased $0.1 million, or 1.9%, to $4.6 million for the six months ended June 28, 2008 from $4.5 million in the six months ended June 30, 2007. The increase is primarily attributable to the acquisition of the Broadband Test Division offset, in part, by savings benefits from the Company’s restructuring initiatives as well as lower commission expense. As a percentage of revenues, selling and marketing expenses remained flat at 16.6% between the first six months of 2008 and 2007.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, for the six months ended June 28, 2008 was $4.8 million, an increase of $0.4 million, or 8.5%, from the $4.4 million recorded in the six months ended June 30, 2007. The increase is primarily attributable to an increase in professional services fees including those related to the Broadband Test Division acquisition. As a percentage of revenues, general and administrative expenses were 17.4% in the first six months of 2008 compared to 16.3% in the first six months of 2007.
Research and Development Expense
Research and development expense, which consists primarily of payroll related costs and depreciation expense, increased by $0.9 million, or 15.2%, to $6.8 million in the six months ended June 28, 2008. The increase in research and development expense is due to the increase in consulting expense, professional services fees and cost associated with the acquisition of the Broadband Test Division. These increases were offset, in part, by cost savings associated with the force reduction that occurred during the first quarter 2008. As a percentage of revenues, research and development expense increased to 24.6% in the six months ended June 28, 2008 from 21.8% in the six months ended June 30, 2007.
Restructuring Expense
Restructuring expense related to our 2008 restructuring program was $0.5 million for the six months ended June 28, 2008. This program included a reduction in our engineering staff, changes in field service and sales staffing and a reduction in the number of senior management positions.
Ongoing restructuring expense related to the 2006 restructuring program was insignificant.
Interest Income
Interest income for the six months ended June 28, 2008 was $0.8 million compared to $1.5 million for the six months ended June 30, 2007. The decrease is related to slightly lower average cash and short-term investment balances as well as interest rates declines.
Provision for Income Taxes
Income taxes expense for the six months ended June 28, 2008 was $0.6 million compared to an expense of $0.3 million for the six months ended June 30, 2007. The six months ended June 28, 2008 income tax expense primarily relates to foreign income tax obligations generated by profitable operations in certain foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions in all jurisdictions. Additionally, the Company continued to record a valuation allowance against U.S. federal, certain foreign and certain state net operating losses incurred during the six months ended June

28, 2008 as the tax benefit was deemed more likely than not to be unrealizable in future periods. The foreign deferred tax benefit recorded in the six months ended June 28, 2008 relates primarily to temporary differences arising as a result of differentials between book and tax lives on intangible assets.
Net (Loss) Income and (Loss) Earnings Per Share
As a result of the above factors, the net loss for the six months ended June 28, 2008 was ($6.8) million compared to net income for the six months ended June 30, 2007 of $0.6 million. For the six months ended June 28, 2008, our basic and diluted loss per common share was ($0.51) compared to income of $0.04 per common share recorded in the six months ended June 30, 2007. Basic and diluted weighted average common and common equivalent shares outstanding were 13.2 million in the six months ended June 28, 2008.
LIQUIDITY AND CAPITAL RESOURCES
We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows.
The Company had working capital of $76.5 million at June 28, 2008, a decrease of $0.6 million from $77.1 million of working capital as of December 31, 2007. As of June 28, 2008, we had approximately $59.3 million in cash, cash equivalent and short term investments, which are available for corporate purposes, including acquisitions and other general working capital requirements.
Net cash provided by operating activities for the six month period ended June 28, 2008 was $0.3 million compared to net cash provided of $4.4 million for the same six month period ended June 30, 2007. The change in net cash related to operating activities is largely attributable to significant cash collections during the six month period ended June 30, 2007 related to international project-based business that did not repeat during the six month period ended June 28, 2008 as well as significant payments made to a contract manufacturer in order to ensure timely delivery of all completed products.
Cash used in investing activities was $2.0 million for the six month period ended June 28, 2008 compared to cash used of $7.6 million for the six month period ended June 30, 2007. The cash use is related to purchases of short-term investments.
The Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility, expiring on December 19, 2009. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of our maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are payable quarterly at the rate of 0.25% per annum on the average unused commitment. As of June 28, 2008 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.
Our financial position enables us to meet our cash requirements for operations and capital expansion programs for the next twelve months.
KEY RATIOS
The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, was 75 and 65 days as of June 28, 2008 and June 30, 2007, respectively. The change was attributable to the timing of cash collection primarily related to large international projects in 2007 that did not repeat in the six months ended June 28, 2008. The Company’s inventory turnover ratio was 2.7 and 2.8 turns at June 28, 2008 and June 30, 2007, respectively. The decrease in inventory turnover is related to the transition between contract manufacturers, which resulted in higher inventory requirements in the second quarter of 2008.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility expires on June 30, 2009. The lease for our Piscataway, New Jersey location expires on April 30, 2012. As a result of the Broadband Test Division acquisition, we have leases in Bracknell, United Kingdom; Kontich, Belgium; and Wuppertal, Germany, which expire on December 24, 2012, April 1, 2012, and January 31, 2009, respectively. The Company is also involved in various month-to-month leases for research and development and office equipment at all five locations. In addition, one of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments; however, none of these commitments are material.
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
Included in the commitment schedule below are certain FIN 48 obligations. On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109

(“SFAS 109”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, unrecognized tax benefits were $0.1 million all of which would affect our effective tax rate if recognized. At June 28, 2008, unrecognized tax benefits were approximately $0.3 million. We do not expect any significant changes to this liability.
Included in the commitment schedule below are certain pension obligations. As a result of our acquisition of the Broadband Test Division, we assumed a defined benefit pension plan for three employees based in our German location. The German pension obligation assumed as of August 1, 2007, which is an unfunded obligation of the Company in accordance with regulations in Germany, was approximately $0.7 million. The acquired net pension obligations for the Belgian and Netherlands plans, the majority of which are supported by insurance programs, were less than $0.1 million each. Net periodic pension expense for these plans recorded from the date of the acquisition through June 28, 2008 was insignificant. The total pension obligation as of June 28, 2008 was approximately $1.1 million. The increase in pension obligation from December 31, 2007 through June 28, 2008 primarily relates to increases in the Company’s benefit obligation.
Minimum annual future commitments as of June 28, 2008 are (in thousands):

Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter

Operating Lease Obligations	$2,738	$406	$755	$606	$572	$399	$—

Purchase Obligations	137	41	69	27	—	—	—

FIN 48 Obligations	346	—	—	346	—	—	—

Pension Obligations	1,052	—	—	—	—	—	1,052

Total	$4,273	$447	$824	$979	$572	$399	$1,052

The lease expense for the three and six month periods ended June 28, 2008 and June 30, 2007 was $0.3 million and $0.2 million and $0.6 million and $0.5 million, respectively.
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
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended June 28, 2008 that have materially affected or are reasonably likely to materially affect these controls.
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
In the first quarter of 2008, we began to implement a series of initiatives designed to increase efficiency and reduce costs and to focus our core business on our test and measurement expertise. These initiatives included reductions of staff, alignment of investments and a completion of the integration plans from recent acquisitions, including Emerson and Broadband Test Division. Although we have experienced some cost savings from these initiatives and we believe that these actions will continue to reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate. In such event, we may be forced to take additional cost-reducing initiatives, which may negatively impact quarterly earnings and profitability as we account for severance and other related costs. In addition, there is the risk that such measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
We have commenced a review of strategic business alternatives, which may or may not result in changes to our business and our profitability.
In April of 2008, we announced that we had engaged an outside financial advisor to assist with our review of strategic alternatives in which the Company continues to evaluate a full range of possible directions. In connection with this evaluation, the Company is reviewing and, where appropriate, will adjust our business model with a view toward achieving near-term profitability. Changes in our business model may require us to incur additional restructuring expenses and other write-downs and impairment charges in the near-term. We cannot assure that the evaluation process will result in any specific transaction or outcome or that it will improve profitability of the Company. Consideration of these options may cause us to incur additional expenses, disruption to and distractions in our business, and impact our ability to attract new business and to attract and retain key personnel.
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
We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the products and services that they purchase from us, would significantly reduce our revenues and net income.
We currently depend upon a few major customers for a significant portion of our revenues and we expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers or a substantial reduction in the products and/or services that they purchase from us would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital spending of our RBOC customers, as well as many of our other customers and potential customers, are dictated by a number of factors, most of which are beyond our control, including:

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

Our Services business, which includes software maintenance as well as professional services, is sensitive to a decline in our larger customers’ capital investment in their traditional voice services. We have seen this trend in our RBOC customers and it is possible that our other customers will make similar changes in their capital investment. Furthermore, the timing of the extension or renewal of certain of the more significant software maintenance agreements can have a major impact on the Company’s Services revenues for any particular fiscal quarter or year. We are also experiencing intense pricing pressure from many of our larger software maintenance customers, as they continue to attempt to reduce their own internal costs. Accordingly, our ability to maintain historical levels from traditional sources or increase levels of Services revenues cannot be assured, and in fact, RBOC levels may continue to decrease.
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
We depend upon a relatively narrow range of products for the majority of our revenue. Our success in marketing our products is dependent upon their continued acceptance by our customers. In some cases, our customers require that our products meet their own proprietary requirements. If we are unable to satisfy such requirements, or forecast and adapt to changes in such requirements, our business could be materially harmed. In addition, the introduction of the first release of DigiTest ICE was delayed until the end of the second quarter of 2008 and other products and an additional release of DigiTest ICE are expected during the fourth quarter of 2008. The introduction of such products and their rate of acceptance could be further delayed by, among other factors, extended testing or acceptance periods or requests for custom or modified engineering of such products to conform to customer requirements.
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

In addition, as mentioned above, the introduction of certain products which we had anticipated introducing in the first half of 2008 has been delayed. The introduction of such products in the fourth quarter of 2008 and their rate of acceptance could be further delayed by, among other factors, extended testing or acceptance periods, requests for custom or modified engineering of such products to conform to customer requirements.
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
We depend upon a limited number of third party contract manufacturers to manufacture certain elements of our products, and we continue to work to transition to two new contract manufacturers in 2008. Until we complete our transition, there could be interruptions to this process, which could impact a number of things, including our manufacturing costs, delivery times, reliability and quality of components. Furthermore, the components of our hardware products are procured from a limited number of outside suppliers. Although our products generally use industry standard products, some parts, such as ASICs, are custom-made to our specifications. Our reliance upon such third party contractors involve several risks, including reduced control over manufacturing costs, delivery times, reliability and quality of components. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, inability of our contract manufacturers to procure raw materials, integration issues related to our acquisition of the Broadband Test Division, the loss of key assembly subcontractors, difficulties associated with the transition to our new contract manufacturers or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.
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
A large portion of our sales have historically been attributable to our MCU products. During the first of 2008, we experienced significant declines in sales of our legacy MCU products to telecommunications customers and such decline was larger than anticipated. We saw some sequential increases from the first quarter of 2008 to the second quarter of 2008 in overall MCU sales and we expect that our MCU products will continue to contribute to revenues for the foreseeable future. However, there can no assurance that our revenue from these products will recover during the remainder of the year or at any time in the future or that we will be able to accurately predict the rate at which these sales will continue to decline. MCU sales largely depend upon the rate of deployment of new, and the retrofitting of existing, DLC systems in the United States. Installation and replacement of

DLC systems are, in turn, driven by a number of factors, including the availability of capital resources and the demand for new or better POTS. Our customers have begun to implement next generation network improvements such as Fiber-to-the-Premises (“FTTP”), which do not require the use of our MCU products as does the present hybrid POTS network. If our major customers fail to continue to build out their DSL networks and other projects requiring DLC deployments, or if we otherwise satisfy the domestic telecommunications market’s demand for MCUs, our MCU sales will continue to decline and our future results would be materially and adversely affected.
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
We are actively engaged in research to improve and expand our cable products, including research and development to reduce product costs while providing enhancements; however, with the rise of industry-wide standards, among other factors, our cable products have lower margins than our telephony test system products. If sales of our network assurance and testing solutions and cable status monitoring products do not increase, decrease rapidly, or are not accepted in the marketplace, or if our research and development activities do not produce marketable products that are both competitive and accepted by our customers, our overall revenues and profitability will be adversely affected. During the first half of 2008, we experienced significant declines in sales of our Cheetah products. Although we expect our new Cheetah end-of-line monitoring solution and our Call Quality Manager IP test element to be generally available later this year, we do not expect to see significant recovery in this market, at least in the near future.
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

We have derived a substantial amount of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has experienced significant growth and consolidation in the past few years, although, over recent years, trends indicate that capital spending by this industry has decreased and may continue to decrease in the future as a result of a general decline in economic growth in local and international markets. In particular, RBOC and large ILEC customers have been adversely affected by subscriber line losses as well as by competition from cable and wireless carriers and other carriers entering the local telephone service market. Certain emerging carriers also continue to be hampered by financial instability caused in large part by a lack of access to capital. In the event of further significant slowdown in capital spending of the telecommunications industry, our business would be adversely affected. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies have used and may continue to use their purchasing power to create pressure on the prices and the margins we could realize. We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not further harm our business.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 13, 2008, the Company held its annual shareholders meeting. At the meeting, shareholders voted upon the following proposals:
Election of Directors

Nominee for
Director	Total Votes Cast	For	Withheld
Daniel P. Barry	12,232,940	11,590,624	642,316
David S. Egan	12,232,940	11,678,849	554,091
Joseph A. Ferrara	12,232,940	11,684,737	548,203
Messrs. Barry, Egan and Ferrara were elected to the Board of Directors for one year terms to expire at the annual meeting of shareholders in 2009 and in each case until his successor is elected and qualified. The terms of Directors Richard H. Heibel and Robert W. Kampmeinert continue after the meeting and will expire at the annual meeting of shareholders in 2010 and in each case until his successor is elected and qualified. The terms of Directors James J. Barnes and Brian C. Mullins continue after the meeting and will expire at the annual meeting of shareholders in 2009 and in each case until his successor is elected and qualified.
Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008

For	Against	Abstain	Non-Votes
12,101,528	123,161	8,251	0
The appointment was ratified.
Item 6. EXHIBITS
(a)	Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Employment Agreement dated April 10, 2008 between the Company and Joseph A. Ferrara, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 16, 2008.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.

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

Tollgrade Communications, Inc. (Registrant)

Dated: July 31, 2008	/s/ Joseph A. Ferrara
Joseph A. Ferrara
Chief Executive Officer and President

Dated: July 31, 2008	/s/ Samuel C. Knoch
Samuel C. Knoch
Chief Financial Officer and Treasurer

Dated: July 31, 2008	/s/ R. Joseph Fink
R. Joseph Fink
Controller

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Employment Agreement dated April 10, 2008 between the Company and Joseph A. Ferrara, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 16, 2008.

31.1	Certification of the Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith