Form 10-Q
period 2008-09-27
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2008-11-06
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 27, 2008, there were 13,227,748 shares of the Registrant’s Common Stock, $0.20 par value per share, outstanding, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 27, 2008

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value) (Unaudited)

	September 27, 2008	December 31, 2007*

ASSETS
Current assets:
Cash and cash equivalents	$61,241	$58,222
Short-term investments	989	632
Accounts receivable:
Trade, net of allowance for doubtful accounts of $330 in 2008 and $478 in 2007	10,621	14,625
Other	2,535	2,255
Inventories	11,295	13,687
Prepaid expenses and deposits	825	1,120
Deferred and refundable income taxes	297	503
Assets held for sale	—	272

Total current assets	87,803	91,316
Property and equipment, net	3,473	4,279
Intangibles	38,110	44,215
Other assets	339	333

Total assets	$129,725	$140,143

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$670	$4,214
Accrued warranty	1,407	1,937
Accrued expenses	1,615	3,148
Accrued salaries and wages	413	891
Accrued royalties payable	210	707
Income taxes payable	1,161	572
Deferred revenue	4,183	2,767

Total current liabilities	9,659	14,236
Pension obligation	1,014	908
Deferred tax liabilities	2,155	1,999

Total liabilities	12,828	17,143

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.20 par value; authorized shares, 50,000; issued shares, 13,733 in 2008 and 13,731 in 2007	2,744	2,744
Additional paid-in capital	73,730	73,389
Treasury stock, at cost, 575 shares in 2008 and 2007	(5,900)	(5,900)
Retained earnings	47,022	52,863
Accumulated other comprehensive loss	(699)	(96)

Total shareholders’ equity	116,897	123,000

Total liabilities and shareholders’ equity	$129,725	$140,143

*	Amounts derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Revenues:
Products	$9,240	$15,528	$24,869	$36,388
Services	5,966	5,050	18,118	11,413

Total revenues	15,206	20,578	42,987	47,801

Cost of sales:
Products	4,251	7,305	12,344	16,758
Services	1,916	1,424	5,826	3,234
Amortization	843	903	2,711	2,041
Intangible impairment	—	—	3,291	—
Restructuring	—	—	759	—

Total cost of sales	7,010	9,632	24,931	22,033

Gross profit	8,196	10,946	18,056	25,768

Operating expenses:
Selling and marketing	1,999	2,853	6,596	7,363
General and administrative	2,227	2,673	7,054	7,121
Research and development	3,034	3,694	9,880	9,639
Restructuring	5	233	510	827

Total operating expenses	7,265	9,453	24,040	24,950

Income (loss) from operations	931	1,493	(5,984)	818
Interest income	264	635	1,069	2,151

Income (loss) before taxes	1,195	2,128	(4,915)	2,969
Provision for income taxes	277	702	926	982

Net income (loss)	$918	$1,426	$(5,841)	$1,987

Income (loss) per share information:
Weighted average shares of common stock and equivalents:
Basic	13,173	13,207	13,170	13,241
Diluted	13,187	13,440	13,170	13,467
Net income (loss) per common share:
Basic	$0.07	$0.11	$(0.44)	$0.15
Diluted	$0.07	$0.11	$(0.44)	$0.15
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands) (Unaudited)

						Accumulated
						Other		Other
	Common Stock		Additional	Treasury	Retained	Comprehensive		Comprehensive
	Shares	Amount	Paid-In	Stock	Earnings	Loss	Total	Loss

Balance at December 31, 2007	13,731	$2,744	$73,389	$(5,900)	$52,863	$(96)	$123,000

Compensation expense for options and restricted stock, net	2	—	341	—	—	—	341

Foreign currency translation	—	—	—	—	—	(603)	(603)	$(603)

Net loss	—	—	—	—	(5,841)	—	(5,841)	(5,841)

Comprehensive loss	—	—	—	—		—		$(6,444)

Balance at September 27, 2008	13,733	$2,744	$73,730	$(5,900)	$47,022	$(699)	$116,897

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	September 27,	September 29,
	2008	2007

Cash flows from operating activities :
Net (loss) income	$(5,841)	$1,987
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment loss	3,291	—
Depreciation and amortization	4,046	3,258
Compensation expense related to stock plans	341	829
Valuation allowance	129	145
Deferred income taxes	190	1,402
Restructuring expense	775	313
Provision for losses on inventory	375	333
Provision for allowance for doubtful accounts	28	96
Changes in assets and liabilities:
Accounts receivable-trade	6,634	525
Accounts receivable-other	(498)	752
Inventories	1,277	(3,730)
Prepaid expenses and other assets	352	163
Accounts payable	(6,332)	215
Accrued warranty	(527)	(146)
Accrued expenses and deferred income	(467)	(1,998)
Accrued royalties payable	(497)	318
Income taxes payable	612	—

Net cash provided by operating activities	3,888	4,462

Cash flows from investing activities:
Purchase of Broadband Test Division	—	(11,952)
Purchase of short-term investments	(2,279)	(11,608)
Redemption/maturity of short-term investments	1,922	9,207
Capital expenditures, including capitalized software	(565)	(1,220)
Sale of assets held for sale	263	892

Net cash used in investing activities	(659)	(14,681)

Cash flows from financing activities:
Repurchase of treasury stock	—	(1,109)
Proceeds from exercise of stock options	—	89
Excess tax benefit from stock-based compensation	—	10

Net cash used in financing activities	—	(1,010)

Net increase (decrease) in cash and cash equivalents	3,229	(11,229)
Effect of exchange rate changes on cash and cash equivalents	(210)	(33)
Cash and cash equivalents at beginning of period	58,222	57,378

Cash and cash equivalents at end of period	$61,241	$46,116

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
We report our quarterly results for the first three interim periods based on fiscal quarters ending on Saturdays and for the fourth interim period ending on December 31. For the periods presented herein, our fiscal quarters ended September 27, 2008 (13 weeks) and September 29, 2007 (13 weeks). The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company” or “Tollgrade”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 27, 2008 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
RECLASSIFICATIONS
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
NEW ACCOUNTING STANDARDS
On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in indefinite lived intangible asset and long lived asset impairment testing, and nonfinancial liabilities for exit or disposal activities initially measured at fair value. Also in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS No. 13, “Accounting for Leases,” (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” (SFAS 141) or SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, except for pension plan assets in regards to the funded status of pension plans recorded on the unaudited condensed consolidated balance sheet, and financial liabilities, did not have a significant impact on the Company’s financial statements. As permitted, management has deferred the adoption of FAS 157, as it relates to nonfinancial assets and nonfinancial liabilities and is currently evaluating the potential impact of the deferral on the Company’s financial statements.
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
The fair value of cash equivalents was $49.2 million and $44.8 million at September 27, 2008 and December 31, 2007, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.
Effective September 30, 2008, the Company adopted FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3), which was issued on October 10, 2008. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 had no impact on the Company’s financial statements.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The adoption of SFAS 159 had no impact on the Company’s financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.
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
In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”), which is effective in the fourth quarter of 2008. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting standards in the United States. The Company does not expect the adoption of FAS 162 to have a material impact on its financial statements.

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
Stock-Based Compensation Expense
Total stock-based compensation expense recognized under SFAS 123(R) for the three month periods ended September 27, 2008 and September 29, 2007 was $0.2 million for both periods. Stock-based compensation expense for the nine month periods ended September 27, 2008 and September 29, 2007 was $0.3 million and $0.8 million, respectively. The unamortized stock-based compensation expense related to stock options and restricted stock totaled $1.5 million at September 27, 2008.

	Shares Authorized But Not Granted
	September 27, 2008	December 31, 2007

1998 Employee Incentive Compensation Plan	—	164,141
2006 Long Term Incentive Compensation Plan	439,845	1,169,452
Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

	Number of	Range of	Weighted Average
	Shares	Option Prices	Exercise Price

Outstanding, December 31, 2007	1,440,562	$7.28-159.19	$27.28

Granted	556,400	6.57	6.57
Exercised	—	—	—
Cancelled/Forfeited/Expired	135,876	6.57-32.90	15.40

Outstanding, September 27, 2008	1,861,086	$6.57-159.19	$21.95

3. RESTRUCTURING
During the first quarter of 2008, the Company announced a restructuring program which included the realignment of existing resources to new projects, reductions in the Company’s engineering staff, changes in field service and sales staffing and a reduction in the number of senior management positions. The total expense associated with the restructuring program recorded in 2008 was $1.2 million including a $0.7 million charge for inventory associated with products that are no longer part of the Company’s future strategic focus. No additional expense is expected.
The components of the charge and accrual at September 27, 2008 for this program are as follows (in thousands):

	Balance at				Balance at
	December	Restructuring	Cash	Asset	September
	31, 2007	charge/expense	payments	writedowns	27, 2008

Severance	$—	$494	$(493)	$—	$1
Inventory write-down	—	738	—	(738)	—

Total	$—	$1,232	$(493)	$(738)	$1

During the third quarter of 2006, the Company announced a restructuring program which included the consolidation of the Company’s operations at its leased Sarasota facility, discontinuance of various products and the write-down of certain fixed assets and real estate. During the third quarter of 2008, we continued to record certain additional restructuring costs and refined estimates related to employee relocation and lease termination costs. The total expense incurred as a result of this program was $7.1 million through September 27, 2008.

The components of the charges and accruals at September 27, 2008 for this program were as follows (in thousands):

	Balance at				Balance at
	December		Cash	Asset	September
	31, 2007	Expense	payments	writedowns	27, 2008

Facility rationalization including employee costs	$103	$29	$(116)	$(16)	$—
Real estate impairment	—	8	—	(8)	—

Total	$103	$37	$(116)	$(24)	$—

In connection with the 2006 restructuring program, the Company held for sale certain real estate that would not be used by the Company and was subsequently sold over a period of time with the last real estate sold during the third quarter of 2008. The value of the assets held for sale was based on management’s estimates of market value.
The majority of the cash payments made under the 2006 restructuring program pertained to the remaining obligation for lease termination costs related to the Company’s former Sarasota, Florida facility. With the payment of these costs, this lease was terminated during the first quarter 2008.
In conjunction with the Broadband Test Division acquisition, the Company committed to a plan to close the acquired Deerfield, Illinois facility and to relocate from the then-existing Bracknell, England location to another facility within Bracknell, England. At the same time, we offered selected employees benefits to relocate them to our corporate headquarters in Cheswick, Pennsylvania on or prior to August 1, 2008. We estimated the employee relocation and facility closure costs to be approximately $0.5 million. As of September 27, 2008, cash payments have been made in the amount of $0.5 million. These costs were accounted for under Emerging Issue Task Force No. 95-3 (EITF 95-3) “Recognition of Liabilities in Connection with a Purchase Business Combination.”
4. ACQUISITION
On August 1, 2007, Tollgrade completed the acquisition of the Broadband Test Division of Teradyne, Inc. Tollgrade acquired substantially all of the assets and assumed certain liabilities for approximately $11.3 million in cash, and there were approximately $0.6 million in transaction fees for a total cost of $11.9 million. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. Accordingly, the results of operations of the acquired Broadband Test Division from August 1, 2007 are included in the consolidated financial statements of the Company. The Company has allocated the purchase price to the fair value of assets acquired and liabilities assumed based on third-party valuations and appraisals. All intangible assets including goodwill are deductible for tax purposes over the appropriate tax life as determined by each country and are not expected to have any residual value.

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

	(In Thousands, Except Per Share Data)
	Unaudited Pro Forma	Unaudited Pro Forma
	Three Months Ended	Nine Months Ended
	September 29, 2007	September 29, 2007
Revenues	$21,507	$58,955
Income from operations	498	812
Net income	759	1,983
Basic and diluted earnings per share	$0.06	$0.15
The unaudited pro forma for the three and nine month periods ended September 29, 2007 include certain non-recurring charges primarily associated with employee severance. The total restructuring charges for the Company for the three and nine month periods ended September 29, 2007 were $0.2 million and $1.0 million, respectively.

5. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

		September 27, 2008
	Useful	(Unaudited)
	Life		Accumulated
Amortizing Intangible Assets:	(Years)	Gross	Amortization	Impairments	Net

Post warranty service agreements	6-50	$38,078	$3,428	$—	$34,650
Technology	2-10	18,792	14,726	1,396	2,670
Customer relationships	5-15	3,611	1,399	1,676	536
Tradenames and other	0.5-10	817	344	219	254

Total Intangible Assets		$61,298	$19,897	$3,291	$38,110

	Useful	December 31, 2007
	Life		Accumulated
Amortizing Intangible Assets:	(Years)	Gross	Amortization	Impairments	Net

Post warranty service agreements	6-50	$38,204	$2,019	$—	$36,185
Technology	2-10	19,249	13,858	448	4,943
Customer relationships	5-15	3,626	1,190	—	2,436
Tradenames and other	0.5-10	2,635	169	1,815	651

Total Intangible Assets		$63,714	$17,236	$2,263	$44,215

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
The Company currently estimates its total amortization expense, including the intangible assets associated with the acquisition of the Broadband Test Division, to be $0.8 million for the remainder of 2008 and $2.8 million, $2.3 million, $1.8 million, and $1.2 million for the years ended December 31, 2009, 2010, 2011 and 2012, respectively, and $29.2 million for periods thereafter.

6. PENSION
As a result of our acquisition of the Broadband Test Division, the Company assumed defined benefit pension plans for three employees based in the Company’s Germany location, four employees based in Belgium and two employees based in the Netherlands. The Germany pension obligation assumed as of August 1, 2007, which is an unfunded obligation of the Company in accordance with regulations in Germany, was approximately $0.7 million. The acquired net pension obligations for the Belgian and Netherlands plans, the majority of which are supported by insurance programs, were less than $0.1 million each. The net periodic pension expense for these plans recorded during the third quarter of 2008 was insignificant. The net periodic pension expense for these plans recorded during the nine month period ended September 27, 2008 was $0.1 million. The total pension obligation as of September 27, 2008 was approximately $1.0 million. The increase in pension obligation from December 31, 2007 through September 27, 2008 primarily relates to increases in the Company’s benefit obligation.
7. INVENTORY
Inventory consisted of the following (in thousands):

	September 27, 2008
	(Unaudited)	December 31, 2007

Raw materials	$6,520	$8,393
Work in process	3,190	3,582
Finished goods	3,468	4,321

	13,178	16,296

Reserves for slow moving and obsolete inventory	(1,883)	(2,609)

	$11,295	$13,687

8. PER SHARE INFORMATION
Net (loss) income per share has been computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share” for all periods presented. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock option grants. The nine month period ended September 27, 2008 does not include the effect of dilutive securities due to the net loss reported in such period, which would make those securities anti-dilutive to the earnings per share calculation.

A reconciliation of net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 27, 2008	September 27, 2008
	(Unaudited)	(Unaudited)
Net income (loss)	$918	$(5,841)
Common and common equivalent shares:
Weighted average common shares outstanding	13,173	13,170
Effect of dilutive securities — restricted stock	14	—

	13,187	13,170

Income (loss) per share:
Basic	$0.07	$(0.44)

Diluted	$0.07	$(0.44)

	Three Months Ended	Nine Months Ended
	September 29, 2007	September 29, 2007
	(Unaudited)	(Unaudited)
Net income	$1,426	$1,987
Common and common equivalent shares:
Weighted average common shares outstanding	13,207	13,241
Effect of dilutive securities — stock options	233	226

	13,440	13,467

Income per share:
Basic	$0.11	$0.15

Diluted	$0.11	$0.15

Options to purchase 1.9 million and 0.8 million shares of common stock at a weighted average exercise price of $22.23 and $43.90 per share were outstanding as of September 27, 2008 and September 29, 2007, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the Company’s common stock.
9. PRODUCT WARRANTY
The Company records estimated warranty costs on the accrual basis of accounting. These reserves are based on applying historical returns to the current level of product shipments and the cost experience associated therewith. In the case of software, the reserves are based on the expected cost of providing services within the agreed-upon warranty period.
Activity in the warranty accrual is as follows (in thousands):

	Nine Months Ended
	September 27, 2008	Year Ended
	(Unaudited)	December 31, 2007
Balance at the beginning of the period	$1,937	$2,135
Accruals for warranties issued during the period	1,226	1,680
Settlements during the period	(1,756)	(1,878)

Balance at the end of the period	$1,407	$1,937

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
Future minimum lease payments under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

At September 27, 2008
2008 (remaining period)	$208
2009	814
2010	660
2011	626
2012	456
Thereafter	—

$2,764

The lease expense for the three and nine month periods ended September 27, 2008 was $0.2 million and $0.8 million, respectively. This expense for the three and nine month periods ended September 29, 2007 was $0.4 million and $0.9 million, respectively.
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
11. INCOME TAXES
For the third quarter of 2008, income tax expense was primarily related to foreign income tax obligations generated by profitable operations in foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions. Additionally, the Company established a valuation allowance against federal, foreign and certain state net operating losses incurred in the third quarter of 2008 as the tax benefit was deemed more likely than not to be unrealizable in future periods. The foreign deferred tax benefit recorded in the third quarter of 2008 relates primarily to temporary differences arising as a result of differentials between book and tax lives of intangible assets.

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, the Company did not recognize a material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, unrecognized tax benefits were $0.1 million, all of which would affect the Company’s effective tax rate, if recognized. At September 27, 2008, unrecognized tax benefits were approximately $0.5 million. The increase was primarily due to uncertain tax positions related to foreign operations.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 27, 2008, the Company has an insignificant amount of accrued interest related to uncertain tax positions in both foreign and domestic jurisdictions.
The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
At September 27, 2008, the Company intends to permanently reinvest accumulated earnings in foreign subsidiaries. As a result, deferred taxes have not been provided on foreign earnings at September 27, 2008. If the Company’s intention changes and such amounts are expected to be repatriated, deferred taxes will be provided.
12. MAJOR CUSTOMERS AND INTERNATIONAL SALES
The Company’s customers range from the top telecom and cable providers, to numerous independent telecom, cable and broadband providers around the world. Our primary customers for our telco products and services are large domestic and European telecommunications service providers. The Company tracks its telco sales by two large customer groups, the first of which includes Qwest, AT&T and Verizon, (formerly referred to as the RBOCs and now collectively referred to herein as the “Former RBOCs”), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”). For the third quarter of 2008, sales to the Former RBOCs accounted for approximately 38.8% of the Company’s total revenue, compared to approximately 30.3% of total revenue for the third quarter of 2007. Sales to AT&T individually exceeded 10% of the Company’s total revenue and comprised 27.9% of the Company’s total revenue for the third quarter of 2008, compared to 21.7% of the Company’s total revenue for the third quarter of 2007. Sales in the third quarter of 2008 and 2007 to the European Telcos accounted for approximately 19.4% and 16.1% respectively, of total revenue. As of September 27, 2008, the Company had approximately $1.9 million of accounts receivable with one customer which individually exceeded 10% of our September 27, 2008 receivable balances. As of December 31, 2007, the Company had approximately $4.1 million of accounts receivable with two customers, each of which individually exceeded 10% of our December 31, 2007 receivable balances.

For the nine months ended September 27, 2008 and September 29, 2007, sales to the Former RBOCs accounted for approximately 30.3% and 35.2%, respectively, of the Company’s total revenue. Sales to AT&T comprised approximately 20.1% and 26.9% of the Company’s total revenue for the nine months ended September 27, 2008 and September 29, 2007, respectively. Sales for the nine months ended September 27, 2008 and September 29, 2007 to the European Telcos accounted for approximately 25.1% and 7.0% of total revenue. Sales to one European Telco individually exceeded 10% of the Company’s total revenue for the nine months ended September 27, 2008.
International sales represented approximately $4.9 million or 32.2% of the Company’s total revenue for the quarter ended September 27, 2008, compared to $10.0 million or 48.6% for the quarter ended September 29, 2007. Our international sales were primarily in three geographic areas based upon customer location for the quarters ended September 27, 2008 and September 29, 2007: the Americas (excluding the United States); Europe, the Middle East and Africa (“EMEA”); and Asia. Sales for the Americas were approximately $0.9 million and $1.5 million, sales for EMEA were $3.9 million and $8.4 million, and sales in Asia were approximately $0.1 million for the quarters ended September 27, 2008 and September 29, 2007.
International sales represented approximately $18.1 million, or 42.1% of the Company’s total revenue for the nine months ended September 27, 2008 compared to $17.2 million, or 36.0%, for the nine months ended September 29, 2007. Our international sales were primarily in three geographic areas based upon customer location for the nine months ended September 27, 2008: the Americas (excluding the United States); EMEA; and Asia. Sales in the Americas were approximately $2.8 million and $3.8 million, sales in EMEA were approximately $14.3 million and $13.1 million, and sales in Asia were approximately $1.0 million and $0.3 million for the nine months ended September 27, 2008 and the nine months ended September 29, 2007, respectively.
13. STOCK REPURCHASE PROGRAM
Under the Company’s prior stock repurchase program approved during the third quarter 2007, the Company could repurchase up to one million shares of the Company’s Common Stock through December 31, 2007. During the third quarter of 2007, the Company purchased 113,491 shares of treasury stock for approximately $1.1 million. Also, subsequent to the end of the third quarter 2008, the Company announced that its Board of Directors approved a new repurchase program for the Company’s common stock with an aggregate share value of up to $15 million, through open market and privately negotiated transactions.
14. SUBSEQUENT EVENTS
Effective October 17, 2008, Samuel C. Knoch ceased to serve as Chief Financial Officer and Treasurer of the Company and Matthew Rosgone ceased to serve as Vice President of Operations.
Effective October 18, 2008, Gary W. Bogatay, Jr. was appointed as Chief Financial Officer and Treasurer of the Company. The Company also entered into a severance agreement with Mr. Bogatay, under which, if he is terminated without cause during the first twelve months from his employment date and executes a release of claims to the Company, he will be entitled to receive his base salary (excluding bonuses, commissions or other similar amounts) for a period of twelve months. If Mr. Bogatay is terminated without cause after twelve months from his employment date, Mr. Bogatay will be entitled to receive his base salary for a period of six months, plus two weeks of severance for every year of service. Mr. Bogatay was also granted 50,000 shares of non-qualified stock options pursuant to the Company’s 2006 Long-Term Incentive Compensation Plan on October 20, 2008, which shares vest pro-rata over a three year period beginning on October 20, 2009.
Effective October 20, 2008, David L. Blakeney was appointed as Vice President, Research and Development and Kenneth J. Shebek, was appointed as Vice President, Operations, of the Company. The Company also entered into a severance agreement with Mr. Blakeney, under which, if Mr. Blakeney is terminated without cause and executes a release of claims to the Company, he will be entitled to receive his base salary (excluding bonuses, commissions or other similar amounts) for a period of six months, plus two weeks of severance for every year of service. Mr. Blakeney was also granted 35,000 shares of non-qualified stock options pursuant to the Company’s 2006 Long-Term Incentive Compensation Plan on October 20, 2008, which shares vest pro-rata over a three year period beginning on October 20, 2009.
The Company also entered into a severance and retention agreement with Mr. Shebek, under which, if Mr. Shebek is terminated without cause and executes a release of claims to the Company, he will be entitled to receive his base salary (excluding bonuses, commissions or other similar amounts) for a period of six months, plus two weeks of severance for every year of service. Mr. Shebek is also entitled to receive a retention payment of $50,000, payable in two equal installments on the six and twelve month anniversaries of the date of employment, provided he is still in the employ of the Company. If the Company terminates his employment prior to twelve months from the date of employment for any reason other than for cause, the balance of the retention payment shall be paid. Mr. Shebek was also granted 35,000 shares of non-qualified stock options pursuant to the Company’s 2006 Long-Term Incentive Compensation Plan on October 20, 2008, which shares vest pro-rata over a three year period beginning on October 20, 2009.
Also, subsequent to the end of the third quarter 2008, the Company announced that its Board of Directors approved a repurchase program for the Company’s common stock with an aggregate share value of up to $15 million, through open market and privately negotiated transactions. Repurchases under the program will be at the Company’s discretion and subject to market conditions, trading price and other factors. The authorization to repurchase shares has no time limit and does not obligate the Company to acquire any particular amount of common stock and at the Board’s discretion, the repurchase program may be suspended, discontinued or modified at any time. At the close of business on November 4, 2008, the Company had repurchased 132,206 shares for approximately $480,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
This MD&A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007. Certain statements contained in this MD&A and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described in Part II, Item 1A below under “Risk Factors.”
Overview
On October 22, 2008, we announced the results of our strategic review process that began in April, 2008. As a result of that review, we determined that the appropriate strategy for the Company at the current time is to seek to enhance shareholder value through a refocusing of our core business by emphasizing our service assurance offerings to the telecom markets. Our strategy is to focus on our core test system software platforms by:
•	Focusing our efforts on the substantial and growing telco service assurance market, where we have a significant installed customer base, by leveraging our current position and expanding into adjacent markets.

•	Leveraging new potential partnerships to allow us to expand our system solutions into adjacent market segments.

•	Continuing to actively manage the performance and results in all areas of our business.

•	Continuing our internal review process to look for opportunities to accelerate our business strategy and focus our efforts along the way.

•	Enhancing the management team capabilities to support the refocused strategy.
The Board of Directors has also approved a program for the repurchase of up to $15 million of our common stock through open market and privately negotiated transactions.

General Business Trends
During the third quarter of 2008, revenues from Services were approximately 39.2% of total revenue, compared to approximately 24.5% of total revenue in the third quarter of 2007. The increase in revenues from Services in the third quarter of 2008 is attributed to revenues generated from our Broadband Test Division acquisition, which had largely a service-oriented revenue base, and the fact that because the acquisition closed in August, 2007, the comparable quarter in the earlier year only included two months of revenues from Services. We expect that including Broadband Test Division revenues for the entire year in our consolidated revenues will cause the percentage of Services revenue as a portion of total revenue for 2008 to increase as compared to 2007 and that this trend will continue in the near future due to a decrease in revenue from certain existing products as discussed below. In addition, since our Services revenue is typically associated with existing purchase orders, contracts or a combination of both, we expect this portion of the business to help improve the predictability of overall Company revenues. During the third quarter of 2008, the remainder of our revenue, or 60.8% of the consolidated total, was comprised of sales of software and hardware products to new or existing customers.
During the third quarter of 2008, we saw our first domestic DigiTest® ICE™ sales with a new customer, Integra Telecom, and also reached general availability for all three versions of our DigiTest ICE product line. Overall, sales of our System test products declined significantly from $9.2 million during the third quarter 2007 to $4.1 million during the third quarter 2008. This decline was primarily due to the completion of two large international projects in 2007 that did not repeat in 2008. These declines were partially offset by our first domestic sale of our DigiTest ICE product and higher sales of custom software applications. In addition, we did not have significant hardware shipments in the third quarter 2008 for a large BTD European project from 2007. At the present time, we have not entered into new project or frame agreements for future revenues of similar size to those that contributed to the revenues in 2007.
International sales decreased during the third quarter 2008 as compared to third quarter, 2007, both in total revenue and as a percentage of sales. International sales decreased to approximately $4.9 million or 32.2% of the Company’s total revenue for the quarter ended September 27, 2008, compared to $10.0 million or 48.6% for the third quarter ended September 29, 2007. Again, this decrease is attributable primarily to the completion of the two international projects that contributed to 2007 results and the lack of contribution from the large project in Europe during the third quarter 2008. As our international business is largely project-based, these results may continue to fluctuate significantly on a quarterly basis depending upon project timing and other factors.
Declines in older legacy product lines continued to impact results in the third quarter of 2008, as we have seen throughout 2008. Sales of cable legacy products, MCU® and older DigiTest product lines declined in the third quarter 2008 when compared year over year to last year’s results. We saw a sequential increase from the second quarter of 2008 to the third quarter of 2008 in MCU sales, due to a large copper reclamation project with a Former RBOC. However, although we may periodically enjoy increased revenues from the MCU product line on a project-by-project basis, we continue to expect declines for both MCU and cable products over the long term.

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
Recently, general worldwide economic conditions have experienced an even more severe downturn, and these conditions make it extremely difficult for us and our customers and vendors to accurately forecast and plan future business activities. Further, these challenging conditions could cause our domestic and international customers to further slow spending on our products and services, which could extend our sales cycles or reduce revenues. Also, during these difficult conditions, our customers may face issues gaining timely access to credit, which could negatively affect their ability to make timely payments to us. If that were to occur we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be adversely affected. We cannot predict the timing, extent or duration of any economic slowdown or recovery, but if the economic slowdown continues or worsens, our business, financial condition and results of operation will likely be adversely affected.
Our Customers
The Company’s customers range from the top telecom and cable providers, to numerous independent telecom, cable and broadband providers around the world. Our primary customers for our telco products and services are large domestic and European telecommunications service providers. The Company tracks its telco sales by two large customer groups, the first of which includes Qwest, AT&T and Verizon (formerly referred to as RBOCs and collectively referred to herein as the “Former RBOCs”), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”). European Telco revenue increased in total and as a percentage of sales primarily based on the inclusion of customer revenue associated with the acquisition of the Broadband Test Division beginning during the third quarter of 2007. For the third quarter ended September 27, 2008, sales to the Former RBOCs accounted for approximately 38.8% of the Company’s total revenue, compared to approximately 30.3% of total revenue for the third quarter of 2007. Sales to AT&T comprised approximately 27.9% of the Company’s total revenue for the third quarter of 2008, compared to approximately 21.7% of total revenue for the third quarter of 2007. Sales in the third quarter of 2008 and 2007 to the European Telcos accounted for approximately 19.4% and 16.1% respectively, of total revenue.

For the nine months ended September 27, 2008 and September 29, 2007, sales to the RBOCs accounted for approximately 30.3% and 35.2%, respectively, of the Company’s total revenue. Sales to AT&T comprised approximately 20.1% and 26.9% of the Company’s total revenue for the nine months ended September 27, 2008 and September 29, 2007, respectively. Sales for the nine months ended September 27, 2008 and September 29, 2007 to the European Telcos accounted for approximately 25.1% and 7.0% of total revenue. Sales to one European Telco individually exceeded 10% of the Company’s total revenue for the nine months ended September 27, 2008.
Our Solutions
Telecommunications Solutions
The Company’s telecommunications System Test products, specifically the LoopCare™, 4TEL®, Celerity®, and LTSC™ centralized test Operation Support Systems (“OSS”), together with the associated remote test and measurement platforms of DigiTest, LDU, and N(x)Test™, enable local exchange carriers to conduct a full range of measurement and fault diagnosis for efficient dispatch of field staff to maintain and repair POTS and/or DSL services, along with the ability to pre-qualify and provide broadband DSL services offerings. Although these solutions remain the primary test solutions for copper line networks, we are actively engaged in research and development of new software and hardware for new network solutions that expand coverage to hybrid and next generation networks.
With the LoopCare software in combination with the DigiTest hardware, including the EDGE®, HUB™ and the recent introduction of DigiTest ICE, we offer a complete integrated testing system to customers. DigiTest ICE is designed to provide both metallic and multi-layered DSL testing to help service providers install and maintain broadband triple play services within traditional and hybrid fiber copper networks.
Although the DigiTest EDGE and DigiTest HUB have been deployed by certain domestic and international customers, we have only had limited success expanding these deployments. It is not clear whether the international customers who have deployed these products will continue to do so at the same or similar volumes, as the original projects driving these product sales have been completed. We continue to see opportunities to position DigiTest EDGE and HUB products within customer networks while DigiTest ICE opportunities are being driven by next generation network decentralization to smaller remote sites. We continue to actively market and attempt to sell these products into both domestic and international markets.
As the DSL subscriber base of the telecom carrier’s networks reach a size that would support higher measures of centralized testing, certain portions of the DigiTest product family, including DigiTest ICE, are positioned to compete favorably with similar offerings in that market.
Similarly, we offer integrated testing through our 4TEL and Celerity software, sold in conjunction with the LDU hardware. Contributions from sales of LDU hardware and 4TEL and Celerity software have helped, on a year to date basis, offset some of the declines experienced in sales of some of the Company’s other product lines, although the contribution of those products in the third quarter, 2008 was less on a sequential basis than the second quarter, 2008 due to the lack of revenues from the large European frame contract mentioned above. We expect to see this trend continue at least for the near term, but new product solutions, including the DigiTest ICE product, need to rapidly gain market share in order to continue to offset these declines.

As the life cycle for MCU products continues to mature, and our telecommunications customers focus their capital spending on new network initiatives, we expect demand for our MCU and legacy testing products will continue to diminish over time. During the third quarter of 2008, we experienced a slight decline in MCU sales from the third quarter of 2007. However, we did experience a significant increase in the third quarter of 2008 in comparison to both the first and second quarters of 2008. This sequential increase was primarily due to sales from a sizeable copper reclamation project with a large domestic telco customer.
We have historically provided financial information for sales of our stand-alone LoopCare software features on the basis that these sales were previously significant and differed from those LoopCare license arrangements made in conjunction with the DigiTest hardware sales. However, as this product has continued to mature, and as we have continued to experience declines in sales of these stand-alone LoopCare software features, we determined that beginning with the first quarter 2008 report and in future reports and filings, the LoopCare stand-alone software feature results will only be discussed in conjunction with our System Test products. This is consistent with the manner in which we have treated custom software feature sales for our other software platforms, 4TEL and Celerity, since our acquisition of the Broadband Test Division. The declines in sales of LoopCare features are driven in large part by service providers continuing to carefully evaluate expenditures in this area as they focus their capital expenditures on new network elements, and the level of sales of these features is not expected to recover in the foreseeable future.
We continue with our strategic emphasis on new product development and obtaining new customers in an attempt to replace the declining revenue from our legacy product lines.
Cable Solutions
The Company’s Cheetah™ performance and status monitoring products provide a broad network assurance solution for the broadband HFC distribution system found in the cable television industry. Our Cheetah products gather status information and report on critical components within the cable network.
During the third quarter of 2008, we experienced significant declines year over year sales of our Cheetah products, primarily from lower market demand through our OEM distribution agreement with Alpha Technologies, Inc., as well as from our direct sales customers. Although we expected to see declines in sales during the quarter, we believe that the greater decline of sales of cable products to these customers was at least partially due to the continuing difficult economic environment. We also continue to face competition from Alpha, as they introduced their own DOCSIS®-based transponder in 2005, which has adversely impacted our sales of our Cheetah products. We do not expect to see significant recovery in this market, at least in the near future.
Consolidations within the cable industry and the adoption of the DOCSIS standards have caused and will continue to cause pricing and margin pressure as competitors continue to reduce pricing. In response, we continued to further reduce our costs for this product line through a restructuring and realignment effort implemented in the first quarter of 2008. Some of these new products are in adjacent markets from our traditional cable products thereby diversifying our product offerings. As a result, our revenues and net income have been and may continue to be adversely affected. We continue to develop strategies to offset these lower margins by lowering manufacturing costs while offering additional feature sets to our DOCSIS-based products, such as our downloadable software modules for VoIP and IP testing, that are intended to build upon an embedded base of core technology. We are also actively developing new products for introduction through the remainder of the year. We continue to explore opportunities for our cable products, in an attempt to improve performance by strengthening our cost position in this very competitive market. There is no guarantee that we will be successful and it is possible that our cable products and related costs may continue to adversely affect overall revenue and net income results.
Services
Our Services offerings include software maintenance as well as our professional services, which are designed to ensure that all of the components of our customers’ test systems operate properly. Our Services offerings also include hardware maintenance services, for both our mature and acquired product lines.
During the third quarter of 2008, our Services revenues increased from the prior year period, primarily due to the additional service agreements acquired as part of the Broadband Test Division acquisition. These service agreements, some of which are with the European Telcos described earlier, cover both hardware and software maintenance for products sold by the Broadband Test Division prior to the acquisition. These service agreements are similar to those entered into with the Company’s Former RBOC customers as it relates to software maintenance. The revenue contributions from these service agreements have helped to offset some of the declines in the Company’s mature product lines in other areas.
During the remainder of calendar year 2008, there are a number of service agreements with Former RBOCs and European Telcos which will expire unless renewed. As such, the expiring agreements are subject to possible negotiation for pricing and other terms. Although we continue to emphasize our significant knowledge, long-term relationships and customer value for our maintenance offerings, given the difficult economic environment, we may face pricing pressure from customers during these negotiations. If the negotiations are not successful, the agreements may not be renewed at all or may be renewed on terms that are not as favorable to the Company as the current arrangements. In either event, the revenue and profitability of our Services offerings could be materially adversely affected, which could result in an impairment to the corresponding intangible assets on our balance sheet.
BACKLOG
Our backlog consists of firm customer purchase orders and signed software maintenance agreements. As of September 27, 2008, the Company had backlog of approximately $18.4 million compared to $19.2 million as of December 31, 2007 and $23.0 million as of September 29, 2007. The decrease in the backlog from September 29, 2007 to September 27, 2008 is primarily attributable to the effect of shipments under the large European telecom project as well as hardware orders associated with a large international project at September 29, 2007 that did not recur. The backlog at September 27, 2008,

December 31, 2007 and September 29, 2007 include approximately $14.4 million, $13.6 million, and $11.8 million, respectively, related to software maintenance contracts, which are earned and recognized as income on a straight-line basis during the remaining term of the underlying agreements. The Company’s policy is to include a maximum of twelve months revenue from multi-year maintenance agreements in reported backlog.
We currently have software maintenance agreements with all of the Former RBOCs and with many European Telcos. Most of these agreements are multi-year, with expiration dates ranging from December 31, 2008 through 2011. We also have several maintenance arrangements in place for our cable software products.
Management expects that approximately 40% of the current backlog will be recognized as revenue in the fourth quarter of 2008. Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. These fluctuations are most evident as it relates to revenue streams from sales of products other than our software maintenance agreements, which tend to be more predictable. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.
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
INTERNATIONAL SALES
International sales represented approximately $4.9 million, or 32.2% of the Company’s total revenue for the quarter ended September 27, 2008, compared to $10.0 million, or 48.6%, for the quarter ended September 29, 2007. The decline in international sales is primarily due to the completion of one of the two large international projects that contributed to 2007 revenues. Our international sales were primarily in three geographic areas based upon customer location for the quarter ended September 27, 2008: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales for the Americas were approximately $0.9 million and $1.5 million, sales in EMEA were approximately $3.9 million and $8.4 million, and sales in Asia were approximately $0.1 million for each of the quarters ended September 27, 2008 and September 29, 2007, respectively.
International sales represented approximately $18.1 million, or 42.1% of the Company’s total revenue for the nine months ended September 27, 2008, compared to $17.2 million, or 36.0%, for the nine months ended September 29, 2007. Our international sales were primarily in three geographic areas based upon customer location for the nine months ended September 27, 2008: the Americas (excluding the United States); Europe, the Middle East and Africa (EMEA); and Asia. Sales in the Americas were approximately $2.8 million and $3.8 million, sales in EMEA were approximately $14.3 million and $13.1 million, and sales in Asia were approximately $1.0 million and $0.3 million for the nine months ended September 27, 2008 and the nine months ended September 29, 2007, respectively.

Entering 2008, we had expected to be awarded beginning in late 2007 and continuing in 2008, follow-on projects related to the two large international projects that contributed to 2007 sales. However, new product sales have been slower to materialize and are now smaller in volume than originally expected in one of these customer accounts. Currently, we do not expect to receive additional product sales with the other customer. As a result, sales from these follow-on projects will be significantly lower than originally anticipated, and we do not expect any additional sales from these projects to materialize during 2008.
As of September 27, 2008, the Company had approximately $1.9 million of accounts receivable with one international customer, which individually exceeded 10% of our September 27, 2008 receivable balances. As of December 31, 2007, the Company had approximately $4.1 million of accounts receivable with two international customers, each of which individually exceeded 10% of our December 31, 2007 receivable balances.
RECENT ACCOUNTING PRONOUNCEMENTS
On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in indefinite lived intangible asset and long lived asset impairment testing, and nonfinancial liabilities for exit or disposal activities initially measured at fair value. Also in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS No. 13, “Accounting for Leases,” (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations,” (SFAS 141) or SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)).
SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, except for pension plan assets in regards to the funded status of pension plans recorded on the unaudited consolidated balance sheet, and financial liabilities, did not have a significant impact on the Company’s financial statements. As permitted, management has deferred the adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities and is currently evaluating the potential impact of the deferral on the Company’s financial statements.

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
The fair value of cash equivalents was $49.2 million and $44.8 million at September 27, 2008 and December 31, 2007, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.
Effective September 30, 2008, the Company adopted FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3), which was issued on October 10, 2008. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 had no impact on the Company’s financial statements.
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The adoption of SFAS 159 had no impact on the financial statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

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
In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”), which is effective in the fourth quarter of 2008. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting standards in the United States. The Company does not expect the adoption of FAS 162 to have a material impact on its financial statements.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting this statement.

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
Revenue Recognition
We market and sell test system hardware and related software to the telecommunications and cable industries. The Company follows Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” for hardware and software sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The bulk of our hardware sales are made to the Former RBOCs and European Telcos and other large customers. Delivery terms of hardware sales are predominantly FOB origin. Revenue is recognized for these customers upon shipment against a valid purchase order. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue is deferred unless the Company can objectively determine delivery occurred before the end of the applicable reporting period. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers and/or those in weak financial condition.
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
Goodwill and Intangible Assets
At September 27, 2008, we had net intangible assets of $38.1 million resulting from the acquisitions of the LoopCare product line in September 2001, the Cheetah product line in February 2003, the test business of Emerson in February 2006 and the Broadband Test Division of Teradyne, Inc. in August 2007. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets, not be amortized for financial reporting purposes. Finite-lived intangible assets are amortized on a straight-line basis or an accelerated method, whichever better reflects the pattern in which the economic benefits of the asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
In connection with the assets acquired in the 2001 LoopCare transaction, intangible assets of $45.1 million were identified with residual goodwill of $16.6 million. These assets included Developed Product Software valued at $7.3 million and LoopCare Base Software valued at $4.5 million. Both were determined to have finite useful lives of five years and ten years, respectively, and are being amortized over those periods. Also identified were intangible assets related to the LoopCare trade name of $1.3 million and Post-Warranty Service Agreements of $32.0 million. Because of the longevity of the LoopCare tradename and the stability, level of embedment, and unique dependence of the Former RBOCs on the post warranty maintenance services, these intangible assets were determined to have indefinite useful lives at the acquisition date. With regard to the Post-Warranty Maintenance

Service Agreements, during the fourth quarter of 2005, management determined that events and circumstances that supported the indefinite life of this asset had changed. More specifically one of the Company’s key customers continues to implement a Fiber to the Premise (“FTTP”) initiative which indicates that the intangible asset related to the Post-Warranty Service Agreements may not have an indefinite useful life. This development, as well as circumstances surrounding recent post-warranty contract renewals, led the Company to conclude that in accordance with SFAS No. 142, a finite useful life should be assigned and the intangible asset should be amortized beginning October 1, 2005. Management currently believes that the hybrid fiber/copper network currently deployed by the Former RBOCs, which is tested by the underlying LoopCare Base Software, will exist for at least an additional fifty years. Therefore, management assigned a useful life to this asset of fifty years. At September 27, 2008, the asset had a remaining useful life of 47 years.
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

Sensitivity Analysis
Certain portions of the telecom market serviced by the Company’s products are evolving and, when appropriate, management reviews the impact of such changes on the key assumptions underlying the valuation of each of its intangible assets. Technological advances, as well as potential changes in strategic direction by any of the Company’s key telecom or cable customers, could result in an impairment or substantial reduction in one or more of the estimated lives over which the respective intangible asset(s) is/are currently being amortized. The following table lists intangible assets with a remaining life at September 27, 2008:

	Years
				Twelve-month
		Remaining	Carrying	Rolling
		Life at	Value at	Projected
Asset Description	Life	9/27/08	9/27/08	Amortization
			(in millions)
LoopCare
Base Software	10	3.00	$1.3	$0.5
Post-Warranty Maintenance Service Agreements	50	47.00	30.1	0.6
Emerson
Proprietary Technology	5	2.50	0.3	0.1
Broadband Test Division
Post-Warranty Maintenance Service Agreements	48	46.85	1.1	0.3
Post-Warranty Maintenance Service Agreements	20	18.85	2.8	0.6
Post-Warranty Maintenance Service Agreements	10	8.85	0.6	0.1
Post-Warranty Maintenance Service Agreements	6	4.85	0.1	—
Technology	3-10	1.85-8.85	0.6	0.1
Customer Relationships	10	8.85	0.5	0.2
Other	0.5-10	0.25-9.25	0.7	0.4

			$38.1	$2.9

In the event that the Company would reevaluate the above estimated useful lives in the future due to changed events and circumstances, annual amortization would increase based on the respective intangible asset’s carrying value and revised remaining useful life.
Goodwill and Indefinite Lived Assets
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
Due to our lower than expected operating results for the first quarter of 2008, subsequent to quarter-end, management undertook a review of our revenue and earnings expectations for the remainder of the year. As a result of this review, in April 2008, management made significant revisions to its 2008 financial outlook. These revisions were based on lower than expected second quarter results and deepening concerns about the impact of further deteriorations in general economic conditions and the resulting effect on our markets. As a result, management determined that certain long-lived assets primarily in our cable business were impaired, and as a result we recorded non-cash charges during the first quarter of 2008 of approximately $3.3 million. Our revised financial outlook for 2008 remains subject to changes in market conditions and other factors, and such changes may indicate further impairment of value in long-lived assets that could require us to record additional material non-cash charges. During the third quarter 2008, based on our review of the financial outlook, there were no triggering events and no further asset impairments required.
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
Income Taxes
We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We evaluate all remaining deferred tax assets based on our current outlook, and, as of September 27, 2008, all U.S. and certain foreign net operating losses and net deferred tax assets have been eliminated through the recording of a valuation allowance. We recognize interest and penalties related to uncertain tax positions in income tax expense. On January 1, 2007, we adopted Financial Standards Accounting Board Interpretation No, 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of this interpretation required no material cumulative effect adjustment to be recorded.
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
Restructuring Accrual
In July 2006, we implemented a restructuring program based on our business strategies and economic outlook to increase efficiency and reduce costs. In connection with these strategic initiatives, we recorded estimated expenses associated with employee severance, relocation and lease termination costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), generally costs associated with restructuring activities initiated after December 31, 2002 have been recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance and the timing of execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
In the first quarter of 2008, the Company implemented additional restructuring initiatives as part of our strategic plan aimed at increasing efficiency and reducing costs. These initiatives were intended to realign existing resources to new projects, reduce the Company’s engineering staff for better alignment of resources with opportunities, make changes in field service and sales staffing to reflect continuing consolidations among our customer base and full integration of prior acquisitions, and reduce the number of senior management positions as a result of integrating talent from acquisitions along with a review of the management structure. During the first quarter of 2008, the Company eliminated approximately 30 positions and an additional 15 positions were reassigned to new projects. In addition, a comprehensive review of all consolidated incentives was completed, and certain product lines were discontinued as they were not considered strategic to the Company’s marketing plan going forward. During the third quarter 2008, remaining charges associated with this restructuring were insignificant.
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
Foreign Currency Translation
Assets and liabilities of our international operations are translated into U.S. (United States) dollars using quarter-end or year-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss). The local currency is the functional currency for all of our locations.
These areas involving critical accounting estimates are periodically reviewed and discussed with the Audit Committee of our Board of Directors.
RESULTS OF OPERATIONS
THIRD QUARTER OF 2008 COMPARED TO THIRD QUARTER OF 2007
Revenues
The Company’s revenues for the third quarter of 2008 were $15.2 million compared to revenues of $20.6 million reported for the third quarter of 2007.
Services revenue consists of installation oversight and product management services provided to customers and fees from software maintenance agreements and service applications. Service revenues were approximately $6.0 million in the third quarter of 2008 compared to $5.0 million for the third quarter of 2007. Service revenues amounted to 39.2% and 24.5% of total third quarter 2008 and 2007 revenue, respectively. The increase in services revenue was due primarily to a full quarter’s contribution from international customers of the acquired Broadband Test Division compared to only two months of a quarter in 2007 as a result of the August acquisition date.
Sales of the Company’s Systems Test product line (including sales of stand-alone LoopCare software products, 4TEL and Celerity) were $4.1 million in the third quarter of 2008, a decrease of $5.1 million, compared to sales in the third quarter of 2007 of $9.2 million. Systems Test product line revenues decreased primarily as a result of the conclusion of certain international projects involving DigiTest products at the end of 2007 and no significant contribution from hardware sales in Europe. These declines were offset, in part, by increased sales of custom software applications and DigiTest ICE sales. During the third quarter of 2008 we had our first domestic sale of our DigiTest ICE product which offers a lower cost solution as we address the evolving market. The Systems Test product line revenue accounted for 27.2% and 44.6% of total revenues for the third quarter of 2008 and 2007, respectively. During the third quarter of 2008, we continued to experience lower sales to CLECs and other independent carriers than during the third quarter of 2007 due to changes in network deployment architecture. We expect to see this trend continue at least for the near term, but new product solutions, including the DigiTest ICE product, need to rapidly gain market share in order to continue to offset these declines. We do not expect revenues in these markets to return to historical levels unless the modifications that we have made to our product offerings, specifically DigiTest ICE, begin to take hold.
We have historically provided financial information for sales of our stand-alone LoopCare software features, on the basis that previously, these sales were significant in amount and differed from those LoopCare license arrangements made in conjunction with the DigiTest hardware sales. However, as this product has continued to mature, and as we have continued to experience declines in sales of these stand-alone LoopCare software features, we determined that beginning with the first quarter of 2008 report and in future reports and filings, the LoopCare stand-alone software feature results will only be discussed in conjunction with our System Test products. This is consistent with the manner in which we have treated custom software feature sales for our other software platforms, 4TEL and Celerity, since our acquisition of the Broadband Test Division. The declines in sales of LoopCare features are driven in large part by service providers continuing to carefully evaluate expenditures in this area as they focus their capital expenditures on new network elements, and the level of sales of these features is not expected to recover in the foreseeable future.
Sales of MCUs during the third quarter of 2008 were $3.2 million, compared to $3.6 million reported in third quarter of 2007. MCU sales represented 21.2% of total third quarter 2008 revenues, compared to 17.4% for the third quarter of 2007.
We expect MCU sales to continue to contribute to the Company’s revenue for the foreseeable future, and such sales may fluctuate somewhat unpredictably on a quarterly basis. However, as this product line continues to mature, the Company believes revenues from this product line will continue to decline over time.
Sales of cable hardware and software products were $1.9 million in the third quarter of 2008, compared with $2.8 million in the third quarter of 2007. Cable hardware and software product sales amounted to 12.4% and 13.5% of total third quarter 2008 and 2007 revenue, respectively. The decline was primarily a result of reduced market demand through our OEM Channel and direct customers, which we continue to believe is partially connected to general economic conditions.
Gross Profit
Gross profit for the third quarter of 2008 was $8.2 million compared to $10.9 million in the third quarter of 2007. As a percentage of sales, gross profit for the third quarter of 2008 was 53.9% versus 53.2% for the third quarter of 2007.

Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expenses and travel costs, decreased $0.9 million, or 30.0%, to $2.0 million for the third quarter of 2008. The decrease is primarily associated with savings benefits from cost reduction initiatives initiated during the first quarter 2008. As a percentage of revenues, selling and marketing expenses decreased to 13.1% in the third quarter of 2008 from 13.9% in the third quarter of 2007.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services fees, decreased by $0.4 million, or 16.7%, to $2.2 million for the third quarter of 2008. The decrease is primarily attributable to reductions in overall professional services fees. As a percentage of revenues, general and administrative expenses increased to 14.6% in the third quarter of 2008 from 13.0% in the third quarter of 2007.
Research and Development Expense
Research and development expense, which consists primarily of payroll-related costs, decreased $0.7 million, or 17.9%, to $3.0 million in the third quarter of 2008. The decrease in research and development expense is due to cost savings associated with the force reduction that occurred during the first quarter 2008. As a percentage of revenues, research and development expense for the third quarter of 2008 increased slightly to 20.0% compared to 18.0% for the third quarter of 2007.
Restructuring Expense
Restructuring expense related to our 2008 restructuring program was less then $0.1 million in the third quarter of 2008. This program, initiated during the first quarter of 2008, included a reduction in our engineering staff, changes in field service and sales staffing and a reduction in the number of senior management positions.
Interest Income
Interest income for the third quarter of 2008 was $0.3 million compared to $0.6 million for the third quarter of 2007. The decrease is related to lower interest rates as well as slightly lower average cash and short-term investment balances.
Income Taxes
Income taxes for the third quarter of 2008 were $0.3 million. The third quarter of 2008 income tax expense primarily relates to foreign income tax obligations generated by profitable operations in certain foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions in all jurisdictions. Additionally, the Company continued to record a valuation allowance against U.S. federal, certain foreign and certain state net operating losses incurred in the third quarter of 2008 as the tax benefit was deemed more likely than not to be unrealizable in future periods. The foreign deferred tax benefit recorded in the third quarter of 2008 relates primarily to temporary differences arising as a result of differentials between book and tax lives on intangible assets. The effective tax rate declined from 33.0% for the three months ended September 29, 2007 to 23.2% for the three months ended September 27, 2008, primarily as a result of recording these valuation allowances.
Net Income and Income Per Share
Net income for the third quarter of 2008 decreased $0.5 million or 35.6% to $0.9 million compared to net income of $1.4 million for the third quarter 2007. For the third quarter of 2008, our basic and diluted earnings per common share was $0.07, compared to $0.11 per basic and diluted common share recorded in the third quarter of 2007. Basic and diluted weighted average common and common equivalent shares outstanding were 13.2 million for the third quarter of 2008.
NINE MONTHS ENDED SEPTEMBER 27, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 2007
Revenues
The Company’s revenues for the nine months ended September 27, 2008 were $43.0 million, a decrease of $4.8 million, or 10.1%, compared to revenues of $47.8 million reported for the nine months ended September 29, 2007.
Service revenues, which include installation oversight and project management services provided to customers and fees for software maintenance, and service application projects increased $6.7 million, or 58.8%, to $18.1 million in the nine months ended September 27, 2008 compared to $11.4 million for the nine months ended September 29, 2007. The increase is primarily attributable to the contribution from international customers of the acquired Broadband Test Division. Service revenues amounted to 42.1% and 23.9% of total revenues for the first nine months of 2008 and 2007 revenue, respectively.
Sales of the Company’s Systems Test product line (including sales of stand-alone LoopCare software products, 4TEL and Celerity) were $14.1 million for the nine months ended September 27, 2008; a decrease of $2.8 million, compared to sales for the nine months ended September 29, 2007 of $16.9 million. Systems Test product line revenues decreased primarily as a result of a general tightening in domestic service provider budgets, significantly lower sales of N(x)Test™ product offerings resulting from the conclusion of a testability project in Eastern Europe, lower sales of stand-alone LoopCare software products and the conclusion of certain international projects involving DigiTest products at the end of 2007. These decreases were offset, in part, by contribution from the Broadband Test Division products. The Systems Test product line revenue accounted for 32.8% and 35.4% of total revenues for the nine month periods ended September 27, 2008 and September 29, 2007, respectively. During the nine months ended September 27, 2008, we continued to experience lower sales to CLECs and other independent carriers than during the nine months ended September 29, 2007 due to changes in network deployment architecture. We expect to see this trend continue at least for the near term, and we do not expect revenues in these markets to return to historical levels unless the modifications we have made to our product offerings, specifically DigiTest ICE, begin to take hold.

Sales of MCUs during the nine months ended September 27, 2008 were $5.3 million, a decrease of $4.6 million compared to the $9.9 million for the nine months ended September 29, 2007. The decline was primarily the result of the completion of a major customer’s testability project in 2007 as well as continued maturation of the MCU product line. As a result, MCU sales represented 12.3% of total revenues for the nine months ended September 27, 2008 compared to 20.7% for the nine months ended September 29, 2007.
We expect MCU sales to continue to contribute to the Company’s revenue for the foreseeable future, and such sales may fluctuate somewhat unpredictably on a quarterly basis. However, the Company believes revenues from this product line will continue to decline over time.
Overall sales of cable hardware and software products decreased to $5.5 million for the nine months ended September 27, 2008 from $9.6 million for the nine months ended September 29, 2007. During the nine months ended September 29, 2007, we experienced substantial shipments of our DOCSIS-based transponders that did not repeat in the first nine months of 2008. Cable hardware and software product sales amounted to 12.8% and 20.0% of the first nine months of 2008 and 2007 revenue, respectively.
Gross Profit
Gross profit for the nine months ended September 27, 2008 decreased $7.7 million, or 29.9%, to $18.1 million compared to $25.8 million for the nine months ended September 29, 2007. The nine months ended September 27, 2008, includes non-cash charges totaling $4.1 million resulting from impairment of certain intangible assets related primarily to our cable testing products and an inventory write-down. Gross profit was adversely affected by product mix changes, lower manufacturing volumes and certain costs related to the introduction of new products. Additionally, amortization expense increased $0.7 million associated with our purchase of the Broadband Test Division. As a percentage of sales, gross profit for the nine months ended September 27, 2008 was 42.0% compared with 53.9% in the nine month period ended September 29, 2007. Gross profit margins for the nine months ended September 27, 2008 were also adversely affected by the non-cash charges related to the impairment of certain intangible assets primarily associated with our cable testing products and the inventory write-down.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expenses and travel costs, decreased $0.8 million, or 10.4%, to $6.6 million for the nine months ended September 27, 2008 from $7.4 million in the nine months ended September 29, 2007. The decrease is primarily attributable to cost savings resulting from the Company’s restructuring initiatives as well as lower commission expense. As a percentage of revenues, selling and marketing expenses decreased to 15.3% in the first nine months of 2008 from 15.4% in the first nine months of 2007.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services, was $7.1 million for nine months ended September 27, 2008, which is consistent with nine months ended September 29, 2007. As a percentage of revenues, general and administrative expenses were 16.4% in the first nine months of 2008 compared to 14.9% in the first nine months of 2007.

Research and Development Expense
Research and development expense, which consists primarily of payroll related costs, increased by $0.2 million, or 2.5%, to $9.9 million in the nine months ended September 27, 2008. The increase in research and development expense is due to the increase in consulting expenses, professional services fees and cost associated with the acquisition of the Broadband Test Division. These increases were offset, in part, by cost savings associated with the force reduction that occurred during the first quarter 2008. As a percentage of revenues, research and development expense increased to 23.0% in the nine months ended September 27, 2008 from 20.2% in the nine months ended September 29, 2007.
Restructuring Expense
Restructuring expense related to our 2008 restructuring program was $1.2 million for the nine months ended September 27, 2008, consisting of $0.5 million in operating expenses and employee severance and $0.7 million in cost of sales and a charge for inventory associated with products that are no longer part of the Company’s future strategic focus. The program included a reduction in our engineering staff, changes in field service and sales staffing and a reduction in the number of senior management positions.
The components of the charge and accrual at September 27, 2008 for this program are as follows (in thousands):

	Balance at	Restructuring			Balance at
	December 31, 2007	charge/expense	Cash payments	Asset write-downs	September 27, 2008

Severance	$—	$494	$(493)	$—	$1
Inventory write-down	—	738	—	(738)	—

Total	$—	$1,232	$(493)	$(738)	$1

Ongoing restructuring expense related to the 2006 restructuring program was insignificant for the nine month period ended September 27, 2008.
Interest Income
Interest income for the nine months ended September 27, 2008 was $1.1 million compared to $2.2 million for the nine months ended September 29, 2007. The decrease is related to lower interest rates as well as slightly lower average cash and short-term investment balances.
Income Taxes
Income taxes expense for the nine months ended September 27, 2008 was $0.9 million compared to an expense of $1.0 million for the nine months ended September 29, 2007. The nine months ended September 27, 2008 income tax expense primarily relates to foreign income tax obligations generated by profitable operations in certain foreign jurisdictions, as well as an increase to the reserve for uncertain tax positions in all jurisdictions. Additionally, the Company continued to record valuation allowances against U.S. federal, certain foreign and certain state net operating losses incurred during the nine months ended September 27, 2008 as the tax benefit which was deemed more likely than not to be unrealizable in future periods. The foreign deferred tax benefit recorded in the nine months ended September 27, 2008 relates primarily to temporary differences arising as a result of differentials between book and tax lives on intangible assets. The effective tax rate declined from 33.1% for the nine months ended September 29, 2007 to 18.8% for the nine months ended September 27, 2008, primarily as a result of recording these valuation allowances.
Net (Loss) Income and (Loss) Earnings Per Share
As a result of the above factors, the net loss for the nine months ended September 27, 2008 was $(5.8) million compared to net income for the nine months ended September 29, 2007 of $2.0 million, which represents a $7.8 million decline. The decline in net income was primarily the result of declining revenue as well as the effect of impairment and restructuring charges. For the nine months ended September 27, 2008, our basic and diluted loss per common share was $(0.44) compared to income of $0.15 per common share recorded in the nine months ended September 29, 2007. Basic and diluted weighted average common and common equivalent shares outstanding were 13.2 million in the nine months ended September 27, 2008.
LIQUIDITY AND CAPITAL RESOURCES
We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows.
The Company had working capital of $78.1 million at September 27, 2008, an increase of $1.0 million from $77.1 million of working capital as of December 31, 2007. As of September 27, 2008, we had approximately $62.2 million in cash, cash equivalent and short term investments, which are available for corporate purposes, including acquisitions and other general working capital requirements.
Net cash provided by operating activities for the nine month period ended September 27, 2008 was $3.9 million compared to net cash provided of $4.5 million for the nine month period ended September 29, 2007. The change in net cash related to operating activities is largely attributable to significant cash collections during the nine month period ended September 29, 2007 related to international project-based business that did not repeat during the nine month period ended September 27, 2008 offset, in part, by significant payments made to a contract manufacturer in 2007 in order to ensure timely delivery of all completed products.
Cash used in investing activities was $0.7 million for the nine month period ended September 27, 2008 compared to cash used of $14.7 million for the nine month period ended September 29, 2007. The cash use is related to purchases of short-term investments. In the nine months ended September 29, 2007, the majority of the cash use was related to our purchase of the Broadband Test Division of Teradyne, Inc.

We maintain an investment portfolio, consisting of cash, cash equivalents and investments in individual municipal bonds, and corporate and government bonds. These investments are subject to general credit, liquidity, market, and interest rate risks. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results.
The Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility, expiring on December 19, 2009. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of our maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are payable quarterly at the rate of 0.25% per annum on the average unused commitment. As of September 27, 2008 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.
Our financial position enables us to meet our cash requirements for operations and capital expansion programs for the next twelve months and to fund the repurchase of up to $15.0 million of our common stock pursuant to the repurchase program we announced on October 28, 2008.
KEY RATIOS
The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, was 65 and 94 days as of September 27, 2008 and September 29, 2007, respectively. The change was attributable to the timing of cash collection primarily related to large international projects in 2007 that did not repeat in the nine months ended September 27, 2008. The Company’s inventory turnover ratio was 2.4 and 2.5 turns at September 27, 2008 and September 29, 2007, respectively.
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
Included in the commitment schedule below are certain FIN 48 obligations. On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, unrecognized tax benefits were $0.1 million, all of which would affect our effective tax rate if recognized. At September 27, 2008, unrecognized tax benefits were approximately $0.5 million. The increase was primarily due to uncertain tax positions related to foreign operations.
Included in the commitment schedule below are certain pension obligations. As a result of our acquisition of the Broadband Test Division, we assumed a defined benefit pension plan for three employees based in our German location. The German pension obligation assumed as of August 1, 2007, which is an unfunded obligation of the Company in accordance with regulations in Germany, was approximately $0.7 million. The acquired net pension obligations for the Belgian and Netherlands plans, the majority of which are supported by insurance programs, were less than $0.1 million each. Net periodic pension expense for these plans recorded from the date of the acquisition through September 27, 2008 was insignificant. The total pension obligation as of September 27, 2008 was approximately $1.0 million. The increase in pension obligation from December 31, 2007 through September 27, 2008 primarily relates to increases in the Company’s benefit obligation.
Minimum annual future commitments as of September 27, 2008 are (in thousands):

	Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter

Operating Lease Obligations	$2,413	$187	$732	$577	$544	$373	$—
Purchase Obligations	277	60	134	44	22	17	—
FIN 48 Obligations	457	—	—	457	—	—	—
Pension Obligations	1,014	—	—	—	—	—	1,014

Total	$4,161	$247	$866	$1,078	$566	$390	$1,014

The lease expense for the three and nine month periods ended September 27, 2008 was $0.2 million and $0.8 million respectively. The lease expense for the three and nine month periods ended September 29, 2007 was $0.4 million and $0.9 million, respectively.
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
The Company’s assets are principally located in the United States and a majority of our historical revenues and operating expenses have been denominated in United States dollars; however, in the ordinary course of business certain costs and expenses related to our foreign operations and some of the revenue generated from the acquisition of the Broadband Test Division are denominated in foreign currencies. Accordingly, we are subject to market risk with respect to foreign currency-denominated expenses and revenue, particularly relative to the Euro and to a lesser extent Czech Kuronas (CZK). We had a foreign currency translation adjustment of $0.6 million in the nine months ended September 27, 2008, primarily due to fluctuations in foreign currency exchange rates. The Company may from time to time enter into additional contracts, arrangements or partnerships that would result in future payments to be made or received in foreign currencies.
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

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 27, 2008 that have materially affected or are reasonably likely to materially affect these controls.
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
Our future growth depends to a large extent upon our ability to reposition the Company with a greater focus on our service assurance testing offerings to the telecom market.
As a result of the strategic review of our business that commenced in April 2008, we recently determined that the Company should reposition itself with a greater focus on its service assurance offerings to the telecom market, and our software testing solutions in particular. Specifically, our goal is to develop an integrated software platform to serve multiple applications and products specifically for the telecommunications industry in the IP service assurance market which we believe will grow rapidly in the foreseeable future. To implement our strategy and exploit this opportunity, we will need to create new software products and enter into strategic partnerships so that we can maximize the potential of our incumbent position with customers and our long term relationships.
There can be no assurance that we will be able to reposition the Company in the manner described above or that, if we are successful, the repositioning will result in the benefits and opportunities that we expect. The development of new software solutions is an uncertain and potentially expensive process and requires that we accurately anticipate technological and market trends so that we can deliver products in a timely manner. We may not be successful in completing the development of the new platform or, if we do so, we may not be able to commercialize the product in a timely manner or achieve market acceptance. In addition, although software products generally generate higher margin returns for us than our hardware products, the initial development costs of software applications, coupled with the inherent problems with pricing software, can make it difficult to assess the potential profitability of new software products. In addition, because it is customary in our industry to sell perpetual enterprise licenses that cover an entire customer’s operations, it can be difficult to assess at the time of sale the appropriate price that we should charge for a particular license. If we fail to set appropriate prices for our software licenses, our profitability could be adversely affected.

In addition, the potential market growth rate may not be as significant as we expect or could develop in unforeseen directions. For example, the commercial availability of competing products may affect the extent or timing of market acceptance of our solutions. Furthermore we may not be successful in forming the strategic alliances contemplated by our new strategy. We may not identify the right partners or our partners could fail to perform their obligations and the partnership fail to develop as expected. As a result of these and other factors, we may not be able to implement our strategy and our ability to exploit our incumbent position in the manner contemplated by our strategic repositioning would be materially and adversely affected.
Our cost reduction plans may be ineffective or may limit our ability to compete.
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
A downturn in the global economy may adversely affect our revenues, results of operations and financial condition.
Demand for our products and services are increasingly dependent upon the rate of growth in the global economy. If the rate of global economic growth slows, or contracts, customer demand for our products and services could be adversely affected, which in turn could adversely affect our revenues, results of operations and financial condition. Many factors could adversely affect regional or global economic growth. Some of the factors that could slow global economic growth include:
•	rising interest rates and poor availability of credit,

•	a slowdown in the rate of growth of the United States economy,

•	erosion of the U.S. dollar relative to foreign currencies in jurisdictions where we transact business,

•	a slowdown in the rate of growth of other countries that we serve,

•	significant act of terrorism which disrupts global trade or consumer confidence,

•	geopolitical tensions including war and civil unrest, and

•	reduced levels of economic activity or disruption of international transportation.

The recent challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased or would like to purchase. As a result, revenues may decline and reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, to the extent we are paid or make payments in foreign currencies, a decrease in the exchange rate of the U.S. dollar relative to these currencies could further reduce our revenues, and such impact could be material.
We maintain an investment portfolio, consisting of cash, cash equivalents and investments in individual municipal bonds, and corporate and government bonds. These investments are subject to general credit, liquidity, market, and interest rate risks. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge which could adversely impact our financial results.
We are dependent upon our ability to attract, retain and motivate our key personnel.
Our success depends on our ability to attract, retain and motivate our key management personnel, including the Company’s CEO and CFO, and key engineers necessary to implement our business plan and to grow our business. Despite the adverse economic conditions of the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with the Company, our future results could be adversely affected. Furthermore, we have recently made certain key appointments at senior management positions, both as part of our refocused strategy and otherwise. However, there can be no assurance that the new management team will be able to implement the strategy or that these management changes will result in the benefits we expect. Although we believe we have taken appropriate measures to address the impact of these changes, there is the risk that such changes could impact our business, which could negatively affect operating results. Further, if the management team fails to perform as expected, the Company could incur personnel-related expenses to make additional changes and such expenses could be substantial.
We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the products and services that they purchase from us, would significantly reduce our revenues and net income.
We currently depend upon a few major customers for a significant portion of our revenues and we expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers or a substantial reduction in the products and/or services that they purchase from us would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital spending of our customers and potential customers are dictated by a number of factors, most of which are beyond our control, including:

•	the conditions of the communications market and the economy in general;

•	subscriber line loss and related reduced demand for wireline telecommunications services;

•	changes or shifts in the technology utilized in the networks;

•	labor disputes between our customers and their collective bargaining units;

•	the failure of our customers to meet established purchase forecasts and growth projections;

•	competition among the large telcos, competitive exchange carriers and wireless telecommunications and cable providers; and

•	reorganizations, including management changes, at one or more of our customers or potential customers.
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
Our Services business is subject to a trend of reduced spending for our products by our major customers.
Our Services business, which includes software maintenance as well as professional services, is sensitive to a decline in our larger customers’ investment in their traditional voice services. We have seen this trend in our large telco customers and it is possible that our other customers will make similar changes in their capital investment. Furthermore, the timing of the extension or renewal of certain of the more significant software maintenance agreements can have a major impact on the Company’s Services revenues for any particular fiscal quarter or year. We are also experiencing intense pricing pressure from many of our larger software maintenance customers, as they continue to attempt to reduce their own internal costs. Accordingly, our ability to maintain historical levels from traditional sources or increase levels of Services revenues cannot be assured, and in fact, levels of Services revenues from some of our major customers may continue to decrease. During the remainder of 2008, there are a number of service agreements with Former RBOCs and European Telcos which will expire unless renewed. As such, the expiring agreements are subject to possible negotiation for pricing and other terms. If the negotiations are not successful, the agreements may not be renewed at all or may be renewed on terms that are not as favorable to the Company as the current arrangements. In either event, the revenue and profitability of our Services offerings could be materially adversely affected, which could result in an impairment to the corresponding intangible assets on our balance sheet.
We have completed, and may pursue additional acquisitions, which could result in the disruption of our current business, increased near-term expenses, difficulties related to the integration of acquired businesses, and substantial expenditures.
We have completed, and we may pursue additional acquisitions of companies, product lines and technologies as part of our strategic efforts. Acquisitions involve numerous risks, including the disruption of our business, exposure to assumed or unknown liabilities of the acquired target, and the failure to integrate successfully the operations and products of acquired businesses. International acquisitions provide specific challenges due to the unique topology of international telecommunications networks, as well as requirements of doing business in particular countries. Further, our ability to sell certain products internationally depends upon our ability to maintain certain key manufacturing relationships and we may not be able to continue those relationships. Goodwill arising from acquisitions may result in significant impairment charges against our operating results in one or more future periods. Furthermore, we may never achieve the anticipated results or benefits of an acquisition, such as increased market share or the successful development and sales of a new product. The effects of any of these risks could materially harm our business and reduce our future results of operations.
On August 1, 2007, we acquired the Broadband Test Division of Teradyne, Inc. In addition to the general risks discussed above, this business remains subject to the risks that we may be unable to secure key relationships with key suppliers and customers of the Broadband Test Division, execute agreements with new customers or close international opportunities due to the risks and uncertainties inherent in international markets which are important to the acquired business. In addition, we may experience difficulties in gaining market acceptance of our products in the international customer base of the acquired business.
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
We depend upon a relatively narrow range of products for the majority of our revenue. Our success in marketing our products is dependent upon their continued acceptance by our customers. In some cases, our customers require that our products meet their own proprietary requirements. If we are unable to satisfy such requirements, or forecast and adapt to changes in such requirements, our business could be materially harmed. The introduction of new products and their rate of acceptance could be delayed by, among other factors, extended testing or acceptance periods or requests for custom or modified engineering of such products to conform to customer requirements.
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
We depend upon a limited number of third party contract manufacturers to manufacture certain elements of our products. We continue work to transition to new contract manufacturers and further leverage our contract manufacturing relationships and increase the efficiency of our supply chain, and until we are completed, there could be interruptions which could impact a number of things, including our manufacturing costs, delivery times, reliability and quality of components. Furthermore, the components of our hardware products are procured from a limited number of outside suppliers. Although our products generally use industry standard products, some parts, such as ASICs, are custom-made to our specifications. Our reliance upon such third party contractors involve several risks, including reduced control over manufacturing costs, delivery times, reliability and quality of components. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, inability of our contract manufacturers to procure raw materials, integration issues related to our acquisition of the Broadband Test Division, the loss of key assembly subcontractors, difficulties associated with the transition to our new contract manufacturers or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.
Our future sales in international markets are subject to numerous risks and uncertainties.
As a result of the acquisition of the Broadband Test Division and domestic market conditions, our business is becoming more dependent upon international markets. Our future sales in international markets are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability including terrorism and other acts of war or hostility, unexpected changes in the regulatory environment, trade protection measures, tax laws, our ability to market current or develop new products suitable for international markets, difficulties with deployments and acceptances of products, obtaining and maintaining successful distribution and resale channels, changes in tariffs and foreign currency exchange rates of currencies we transact business with relative to the U.S. dollar, and longer payment cycles. These specific risks, or an overall reduction in the demand for or the sales of our products in international markets, could adversely affect future results.

We face intense competition, which could result in our losing market share or experiencing a decline in our gross margins.
The markets for some of our products are very competitive. Some of our competitors have greater technological, financial, manufacturing, sales and marketing, and personnel resources than we have. As a result, these competitors may have an advantage in responding more rapidly or effectively to changes in industry standards or technologies. Competition is particularly intense in the cable markets, due to the introduction of the DOCSIS standard, which allows customers to purchase system components from multiple vendors. We are also facing competition with our IP-based testing solutions, and many competitive technologies, encompassing both hardware and software, are available in these markets. Moreover, larger competitors may be better able to withstand the pricing pressures that increased competition may bring. If our introduction of improved products or services is not timely or well received, or if our competitors reduce their prices for products that are comparable to ours, demand for our products and services could be adversely affected. Recent competition from certain network element providers offering chip-based testing functionality may also intensify the pricing pressure for our telecommunications products and adversely affect future revenues from such products. We also face increasing pressure from certain of our customers on software maintenance agreements, as they continue to divert spending from legacy networks to next generation network elements.
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
We market and sell certain of our products through domestic and international OEM relationships. Our future results are dependent on our ability to establish, maintain and expand third-party relationships with OEM as well as other marketing and sales distribution channels. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their contractual obligations, cease doing, or reduce the amount of their business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues. We continue to face competition from Alpha which introduced a competitive DOCSIS-based transponder in 2005 and which has adversely impacted our sales of our Cheetah products.
In addition, our refocused strategy is highly dependent upon forming the strategic alliances contemplated, which will likely include OEM and sales distribution arrangements. We may not identify the right partners or our partners could fail to perform their obligations and the partnership fail to develop as expected.

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
A large portion of our sales have historically been attributable to our MCU products. During the first nine months of 2008, we experienced significant declines in sales of our legacy MCU products to telecommunications customers as compared with the first nine months of 2007. We saw a sequential increase from the second quarter of 2008 to the third quarter of 2008 in overall MCU sales, and we expect that our MCU products will continue to contribute to revenues for the foreseeable future; however, there can be no assurances that our revenue from these products will recover during the remainder of the year or at any time in the future or that we will be able to accurately predict the rate at which these sales will continue to decline year over year. MCU sales largely depend upon the rate of deployment of new, and the retrofitting of existing, digital loop carrier (“DLC”) systems in the United

States. Installation and replacement of DLC systems are, in turn, driven by a number of factors, including the availability of capital resources and the demand for new or better POTS. Our customers are implementing next generation network improvements such as Fiber-to-the-Premises (“FTTP”), which do not require the use of our MCU products as does the legacy hybrid POTS network. If our major customers fail to continue to build out their DSL networks and other projects requiring DLC deployments, or if we otherwise satisfy the domestic telecommunications market’s demand for MCUs, our MCU sales will continue to decline and our future results would be materially and adversely affected.
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
The continued adoption of industry-wide standards in the cable industry could have a material adverse effect on our profitability.
We are actively engaged in research to improve and expand our cable products, including research and development to reduce product costs while providing enhancements; however, with the rise of industry-wide standards, among other factors, our cable products have lower margins than our telephony test system products. If sales of our network assurance and testing solutions and cable status monitoring products do not increase, decrease rapidly, or are not accepted in the marketplace, or if our research and development activities do not produce marketable products that are both competitive and accepted by our customers, our overall revenues and profitability will be adversely affected. During the first nine months of 2008, we experienced significant declines in sales of our Cheetah products. Although we are in the process of developing new cable products to counter this trend, we do not expect to see significant recovery in this market, at least in the near future.
The presence of available open source software could adversely affect our ability to maximize revenue from software products.
An emerging risk to our software development efforts is the presence of available open source software, which can allow our competitors and/or our customers to piece together a non-proprietary software solution relatively quickly. To the extent they are successful in developing software that meets their feature and benefit needs, revenue from our proprietary software could be adversely affected. Further, to the extent we incorporate open source into our software products, our ability to maximize revenue from our software products could be adversely impacted.
If our new development efforts in new markets fail to result in products which meet our customers’ needs, or if our customers fail to accept our new products, our revenues will be adversely affected.

We have recently introduced on a limited basis our LightHouse centralized remote monitoring system for the electric utility industry. The product is currently in beta trials and is expected to be generally available in the fourth quarter of 2008. The successful development, introduction and commercial success of this new technology will depend on a number of factors, including our ability to meet customer requirements, the existence of competitive products in the market, our timely and efficient completion of product design, timely and efficient implementation of manufacturing and manufacturing processes, our ability to meet product cost targets generating acceptable margins, timely remediation of product performance issues, if any, identified during testing, product performance at customer locations, differentiation of our product from our competitors’ products, and management of customer expectations concerning product capabilities and life cycles. Revenue from new products may not offset declining revenue from other products, and we need our new products to rapidly gain market share in order to offset revenue declines in our business.
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
Our products are complex, and despite extensive testing, may contain defects or undetected errors or failures that may become apparent only after our products have been shipped to our customers and installed in their network or after product features or new versions are released. Any such defect, error or failure could result in failure of market acceptance of our products or damage to our reputation or relations with our customers, resulting in substantial costs for the Company and our customers as well as the cancellation of orders, warranty costs and product returns. In addition, any defects, errors, misuse of our products or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Our customers could seek to have us pay for these losses. Although we maintain product liability insurance, it may not be adequate.
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
We have derived and expect to continue to derive a substantial amount of our revenues from sales of products and related services to the telecommunications industry. The telecommunications industry has experienced significant growth and consolidation in the past few years, although, over recent years, trends indicate that capital spending by this industry has decreased and may continue to decrease in the future as a result of a general decline in economic growth in local and international markets. In particular, large telco customers have been adversely affected by subscriber line losses as well as by competition from cable and wireless carriers and other carriers entering the local telephone service market. Certain emerging carriers also continue to be hampered by financial instability caused in large part by a lack of access to capital. In the event of further significant slowdown in capital spending of the telecommunications industry, our business would be adversely affected. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies have used and may continue to use their purchasing power to create pressure on the prices and the margins we could realize. We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not further harm our business.
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
Our common stock price has been and is likely to continue to be highly volatile. The market price may vary in response to many factors, some of which are outside our control, including:
•	General market and economic conditions;

•	Changes in the telecommunications industry;

•	Actual or anticipated variations in operating results;

•	Announcements of technological innovations, new products or new services by us or by our competitors or customers;

•	The fact that we no longer receive research coverage by sell-side market analysts;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Responses to our announcement of completion of our strategic review process;

•	Announcements by our customers regarding end market conditions and the status of existing and future infrastructure network deployments;

•	Additions or departures of key personnel; and

•	Future equity or debt offerings or our announcements of these offerings.
In addition, in recent years and presently, the stock market in general, and The NASDAQ Global Select Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future materially and adversely affect our stock price, regardless of our operating results. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of our management’s attention and resources that could harm our business.
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

Item 6. EXHIBITS
(a) Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Severance agreement dated October 14, 2008 between Tollgrade Communications, Inc. and Gary W. Bogatay, Jr., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2008.
10.2	Severance agreement dated October 14, 2008 between Tollgrade Communications, Inc. and David L. Blakeney, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2008.
10.3	Severance and Retention agreement dated October 14, 2008 between Tollgrade Communications, Inc. and Kenneth J. Shebek, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2008.
31.1	Certification of Chief Executive Officer, filed herewith.
31.2	Certification of Chief Financial Officer, filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.
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

Tollgrade Communications, Inc. (Registrant)
Dated: November 6, 2008
/s/ Joseph A. Ferrara
Joseph A. Ferrara
Chief Executive Officer and President

Dated: November 6, 2008

/s/ Gary W. Bogatay, Jr.
Gary W. Bogatay, Jr.
Chief Financial Officer and Treasurer

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Severance agreement dated October 14, 2008 between Tollgrade Communications, Inc. and Gary W. Bogatay, Jr., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2008.
10.2	Severance agreement dated October 14, 2008 between Tollgrade Communications, Inc. and David L. Blakeney, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2008.
10.3	Severance and Retention agreement dated October 14, 2008 between Tollgrade Communications, Inc. and Kenneth J. Shebek, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2008.
31.1	Certification of the Chief Executive Officer, filed herewith
31.2	Certification of Chief Financial Officer, filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith