Form 10-K
period 2008-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2009-03-13
CIK 1002531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
Commission file number 000-27312
TOLLGRADE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1537134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

493 Nixon Road, Cheswick, Pennsylvania	15024
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 412-820-1400
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.20 per share	The NASDAQ Stock Market LLC
(Title of Class)	(Exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑
The aggregate market value of the voting and non-voting Common Stock of the registrant held by non-affiliates of the registrant, calculated based on the closing price as of June 27, 2008 on the NASDAQ Global Select Market, was approximately $59,956,372.
As of February 28, 2009, the registrant had outstanding 12,679,653 shares of its Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into which
Document	Document is incorporated

Portions of the Proxy Statement to be distributed in connection with the 2009 Annual Meeting of Shareholders and to be filed pursuant to Regulation 14A	III

PART I
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Annual Report on Form 10-K of Tollgrade Communications, Inc. (“Tollgrade,” the “Company,” “us,” or “we”), including, but not limited to those contained in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, the effect of the current economic recession on our customers and our ability to reposition the Company with a greater focus on our service assurance testing offerings to the telecom market, possible delays in, or the inability to complete, negotiation and execution of purchase and service agreements with new or existing customers, changes in exchange rates of foreign currencies in which we transact business relative to the U.S. dollar, the ability of the Company to realize the benefits of its strategic and revenue and cost initiatives due to unforeseen delays, changes in its markets or other factors, and the risk that these initiatives will not promote revenue growth or restore profitability in the timeframe anticipated by the Company, new product initiatives, including our DigiTest ICE™ product and our LightHouse™ products targeted at the electric utility market, the ability to complete sales, or possible delays in deployment, of products under international projects due to inability to complete or possible delays in completing the legal and commercial terms for such projects, project delays or cancellations, political instability, inability to obtain proper acceptances or other unforeseen obstacles or delays, projected cash flows which are used in the valuation of intangible assets, our ability to utilize current deferred and refundable tax assets, service opportunities offered to customers, the potential loss of certain customers, the timing of orders from customers, including the timing of international sales, the effect of consolidations in the markets to which Tollgrade sells, the effects of the economic slowdown in the telecommunications and cable industries specifically and the U.S. market and the jurisdictions where we transact business generally, the possibility of future provisions for slow moving inventory, the effect on earnings and cash flows or changes in interest rates, and changes in technology that have impacted our customers’ product needs and spending. We do not undertake any obligation to publicly update any forward-looking statements.
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
Item 1. Business.
          Tollgrade designs, engineers, markets and supports test system and status monitoring hardware and software products for the telecommunications and cable industries in the United States and international markets. The Company’s telecommunications proprietary test access products enable telecommunications service providers to remotely diagnose problems in Digital Subscriber Lines (“DSL”) and Plain Old Telephone Service (“POTS”) lines in Public Switched Telephone Network (“PSTN”), broadband and Internet Protocol (“IP”) networks.
          The Company’s test system products, primarily the DigiTest® and 4TEL® systems including centralized test software and remote measurement hardware, enable local exchange carriers to conduct a full range of measurement and fault diagnosis for efficient dispatch of field staff to maintain and repair POTS and/or DSL services, along with the ability to pre-qualify and provide broadband DSL services offerings.
          The Company’s cable products include the Cheetah™ system, a complete cable status monitoring system that provides a comprehensive testing solution for the Broadband Hybrid Fiber Coax (“HFC”) distribution system. The status monitoring system consists of a host server for user interface, control and configuration; a headend controller for managing network communications; and transponders that are strategically located within the cable network to gather status reports from power supplies, line amplifiers and fiber-optic nodes. Our products can also be upgraded to support Voice over Internet Protocol (“VoIP”) testing capability to enable voice trouble identification in the HFC network.
          Since 2001, the Company has made four acquisitions allowing us to consolidate our positions in the Telecommunications Line Test and Cable Status Monitoring markets. These acquisitions included the MLT/LoopCare™ product from Lucent Technologies, Inc. in 2001, the Cheetah product line from Acterna, LLC in 2003, the Line Test Business from Emerson Network Power Energy Systems, N.A. in 2006, and the 4TEL®, Celerity® and LDU products from the Broadband Test Division (“BTD”) from Teradyne, Inc. in 2007. Through these acquisitions, we significantly expanded our product offerings and our customer base, in particular, our international customer base.
          During 2008, the Company announced its intention to develop and market products targeted at the electric power utility market. Our LightHouse™ centralized remote monitoring system provides the means for electric power utilities to continuously monitor the distribution grid in order to detect faults and help minimize the impact of outages while optimizing the utilization of assets. The LightHouse solution enables monitoring, maintenance and reporting functions in real-time. As of the first quarter of 2009, the first release of the solution offering is now generally available and is also involved in a number of evaluation pilot programs at power utilities.
          We were incorporated in Pennsylvania in 1986, began operations in 1988 and completed our initial public offering in 1995. Our principal offices are located at 493 Nixon Road, Cheswick, Pennsylvania 15024 and our telephone number is (412) 820-1400.
          We make available free of charge on our Internet website (www.tollgrade.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC.
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
Products
Telecommunications Test and Measurement Products
          Our proprietary telecommunications test and measurement products, which include our System Test and MCU® products, enable telephone companies to qualify and troubleshoot broadband DSL and IP services and remotely diagnose problems in POTS lines. Most DSL lines today provide broadband Internet access for residential and business customers, fed from a central or remote office Digital Subscriber Line Access Multiplexer (“DSLAM”) and configured with either a shared POTS voice service or “unbundled” from the voice switch entirely (in the case of a competitive local exchange carriers (“CLECs”) service offering). Our systems can be used to qualify loops for DSL service as well as ongoing maintenance and repair of these “IP” lines. As telecommunications service providers move to all IP networks and services (voice, video and data), Tollgrade’s test systems are positioned to be upgraded to support the testing of these services. POTS lines provide traditional voice service as well as connections for communication devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.”
          An important aspect of efficiently maintaining a telecommunications network is the ability to remotely test, diagnose and locate any service-affecting problems within that network. Tollgrade’s System Test Products are made up of a centralized test operating system integrated into the customers’ repair handling database systems, and remote test hardware located at telephone companies’ central and remote offices. These systems enable local exchange carriers to conduct a full range of fault diagnostics in the “local loop,” the portion of the telephone network that connects end users to the central office. In addition, line test systems provide the capability to remotely qualify, deploy and maintain services such as DSL and Integrated Services Digital Network (“ISDN”) services which are carried over POTS lines. These test systems reduce the time needed to identify and resolve problems, eliminating or reducing the costs of dispatching a technician to the problem site. Most POTS line test systems, however, were designed only for use over copper wire line; as a result, traditional test systems could not access local loops in which fiber-optic technology had been introduced. Our MCU product line, which is used primarily by large domestic carriers, solved this problem, extending LoopCare testing from the central office to the fiber-fed remote Digital Loop Carrier (“DLC”) lines by mimicking a digital bypass pair, which is essentially a telephone circuit that connects central test and measurement devices to the copper circuits close to the customer, i.e., “the last mile.”

          We believe our DigiTest system, which is one of our System Test Products, is well positioned for the present and future of telecommunication network testing, combining our line test system with a next generation test platform to provide a complete test system solution for POTS and DSL local loop prequalification and in-service testing.
System Test Products
          During 2008, the Company determined after a thorough strategic review process to reposition itself with a greater focus on its service assurance offerings. The Company intends to build upon the strength of our System Test Products, which are at the center of our service assurance offerings, but with a greater emphasis on expanding our service assurance software solutions. Our System Test product software offerings include four separate operating support systems (“OSS”): LoopCare, 4TEL, Celerity, and LTSC™, each having an established installed base. LoopCare is also the primary application for broadband DSL testing and can be architected to overlay 4TEL and LTSC to add this functionality to the existing line test application with the addition of the DigiTest measurement platform. We plan to leverage these software incumbencies, and extend testing coverage to next generation network architectures. The implementation of our strategy initially will expand upon existing customer requests for enhanced features and capabilities.
          Included in our System Test products is our DigiTest product family. Our DigiTest product family, which includes the LoopCare software and DigiTest ICE™, DigiTest EDGE® and DigiTest HUB™ hardware, performs physical and logical measurements to verify the connection performance of lines and circuits and reports those measurements to our LoopCare OSS. LoopCare, in turn, analyzes that measurement data and creates an easy-to-understand fault description. At the same time, LoopCare can generate a dispatch to a work center so that a repairman can fix the problem. LoopCare and the DigiTest hardware are also used to pre-qualify, verify installation, and remotely isolate troubles for various DSL services, including testing the logical layers to verify modem synchronization ‘in’ to the DSLAM or ‘out’ to the customer. The DigiTest product family can also serve as a replacement for aging Loop Test System (“LTS”) equipment deployed in current domestic networks.
          DigiTest EDGE provides a global platform for broadband test applications and POTS, by combining a narrowband and wideband metallic testing platform with a multi-layered DSL service assurance platform. These test capabilities, when managed by LoopCare, enable service providers to accurately isolate a DSL problem between the customer’s premises, the local exchange carrier’s local loop and DSLAM serving network, and the Internet service provider’s data network.
          DigiTest HUB is a central office test platform designed to support multiple testing environments. The DigiTest HUB addresses emerging broadband testing requirements, but also retains interfaces to legacy equipment, allowing for migration from traditional to packet-based delivery of services and allowing service providers to continue automated, mass-market processes. The DigiTest HUB has been deployed extensively by one of the Company’s large international customers.
          The newest addition to the DigiTest product family is DigiTest ICE, which became generally available in the second quarter of 2008. DigiTest ICE, our latest IP Service Assurance Test Probe, is squarely aimed at testing Triple Play voice, video and data services over emerging fiber to the curb or cabinet broadband access networks. These lower line count remote sites require cost optimized test probes and greater IP test capabilities to fulfill the requirements of triple play testing. DigiTest ICE provides both metallic and multi-layered testing to help service providers install and maintain triple play services. With DigiTest ICE, the customer will be able to quickly isolate VoIP, IPTV and high speed internet access issues, verify their network performance, and synch with broadband equipment to validate connectivity and throughput. Coupled with our centralized software platforms, DigiTest ICE provides a comprehensive broadband test and dispatch solution.
          Our System Test Products also include 4TEL and Celerity software products working with LDU hardware test probes. These products perform similar line test functions and test measurements as our other System Test Products, but have been optimized for operation in the international markets, and have extensive deployment in Europe, covering over 70 million access lines. The 4TEL and LDU products have also been deployed on a more targeted basis in North America, as well as in international markets outside of Europe. Also deployed primarily in Europe, the Middle East and Africa (“EMEA”) geographical areas are the N(x)Test/LTSC family of products.
          We have original equipment manufacturer (“OEM”) agreements in place for the supply of a communications card for our DigiTest EDGE product and for the supply of an access device for that product line. Both of these agreements contain automatic renewal terms, unless earlier terminated. We are also a party to a number of third party software license agreements that allow us to incorporate third party software products and features into our LoopCare, 4TEL and Celerity software.
          We have licensing arrangements with Aware, Inc. for certain technology related to our DigiTest products and pay royalties and license fees for the use of such technology on a fixed per unit basis. This license agreement with Aware renews automatically on an annual basis, unless earlier terminated. The Company also has a license agreement with Green Hills Software, Inc. for certain technology related to our DigiTest ICE product, which agreement expires 99 years from the effective date of May 9, 2007, unless earlier terminated.
          We market and sell our System Test products primarily through our direct sales force as well as through certain reseller and distributor agreements. Sales of the DigiTest product line (including related software sales) accounted for approximately 31%, 35% and 36% of the Company’s revenue for the years ended December 31, 2008, 2007 and 2006, respectively.
Services
          Our Services offerings include software maintenance and support for our OSS offerings and hardware maintenance for the test probes, as well as our professional services, which are designed to ensure that all of the components of our customers’ test systems operate properly. The primary customers for our Services offerings are the large domestic carriers and international customers. We have a number of large service agreements with these customers which cover both software and hardware maintenance for our products. Loss of any one of these service agreement customers could have a material adverse effect upon the Company’s business as a whole.
          Including software maintenance and support, Services revenue accounted for approximately 42%, 27% and 21% of the Company’s revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Historically, our Services business was comprised of the more traditional POTS-based testability services, and the revenue stream was largely project-based and as such, difficult to predict. During the last few years, and primarily as a result of the acquisition of the BTD products and related service agreements, the Services business has moved toward more contract-based software maintenance services, the revenue from which is more predictable. Because of this increase, our focus on our software applications as part of our refined strategy, and the decline in revenues from our other product lines, we expect Services to continue to comprise a larger percentage of our revenue in the future.
MCU
          Our legacy MCU products plug into DLC systems, the large network transmission systems used by telephone companies to link the copper and fiber-optic portions of the local loop. MCU products allow our customers to extend their line testing capabilities to all of their POTS lines served by a DLC system regardless of whether the system is fed by a copper or fiber optic link. DLC systems, which are located at telephone companies’ central offices and at remote sites within local user areas, effectively multiplex the services of a single fiber-optic line into multiple copper lines. In many instances, several DLC systems are located at a single remote site to create multiple local loops that serve several thousand different end-user homes and businesses. Generally, for every DLC remote site, customers will deploy at least two MCU line-testing products. One of three patents for our legacy MCU products will expire during 2010, and we expect that the loss of this patent protection will permit greater competition within this market segment that could cause our revenues from this product line to decline.
          We market and sell our MCU products directly to customers as well as through certain OEM agreements. We also have certain royalty-based license agreements in place to enable us to maintain capability with specific DLC systems. We paid royalties under these agreements in the amounts of $0.4 million, $0.6 million and $0.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.
          Sales of MCU products and related hardware accounted for approximately 16%, 19% and 18% of our revenue for the years ended December 31, 2008, 2007 and 2006, respectively.
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

          Our CheetahIP/HFC service assurance solution allows cable operators to proactively test and monitor VoIP using hardware test probes and software analysis tools. By layering VoIP test point software on to DOCSIS-based transponders, the HFC access network is populated with a Tollgrade test probe that is controlled by a software management system, placing active on-demand and batch VoIP test calls point-to-point across the network for remote fault diagnosis.
          The primary solution components to our Cheetah offerings include the Cheetah XD™ management software, which provides status and performance monitoring for the HFC network and an advanced suite of IP and VoIP testing capabilities. Also included are proprietary and DOCSIS®-based transponders for power supplies and fiber nodes and end-of-line test points. The Company also has a VoIP solution, which incorporates network and customer-based transponders, call quality manager and the software management system to test voice quality. We also continue to market and sell legacy transponders for HMS systems.
          During 2008, the Company undertook research and development pursuant to OEM agreements for DOCSIS-based fiber node transponders. The Company has in place OEM agreements for resale of these node transponders with Scientific-Atlanta, Inc., Harmonic, Inc. and General Instrument Corporation, a Motorola subsidiary.
          We have license agreements with C-COR, Alpha Technologies, Inc. (“Alpha”), and General Instrument Corp., d/b/a the Broadband Communications Sector of Motorola, Inc., through which we provide status monitoring transponder technology incorporated into those companies’ cable network management systems. We have a separate agreement with Alpha, the leading supplier of power management products to the cable industry, to serve as a non-exclusive provider of IP-based, DOCSIS-based status monitoring equipment for its power supply systems. This agreement automatically renews on an annual basis unless terminated by either party. We have an agreement for distribution of our IP service assurance products with Tektronix (successor to Minacom), which expires in 2009, and which contains automatic renewal provisions. We also have a number of third party software license agreements that allow us to incorporate third party software products and features into our Cheetah product offerings.
          We have licensing arrangements with Telchemy Incorporated, Wind River Systems, Inc. and AdventNet, Inc. for certain technology related to our cable products and pay royalties and license fees for the use of such technology on a fixed per unit basis.
          Sales of both the Cheetah status monitoring and IP/HFC service assurance product lines (excluding Services) accounted for approximately 11%, 19% and 25% of the Company’s revenue for the years ended December 31, 2008, 2007 and 2006, respectively.
Electric Utility Monitoring Products
          The Company’s new product development effort, the LightHouse product line, is being designed to provide power grid monitoring capabilities to electric utilities. Research and investment throughout 2007 and 2008 enabled the general availability of the first release of the product line during the first quarter of 2009. The test system solution currently consists of line mounted sensors, aggregators, and centralized software providing an end to end solution for power providers to efficiently monitor their overhead distribution circuits in real time. A LightHouse sensor, mounted directly on the electrical conductor, will continuously monitor key circuit parameters and transmit data over a wireless network to a central location, reducing time of detecting a problem on the grid, identifying its location and restoring service. LightHouse is intended as an innovative means for electric power utilities to deploy technology to provide real-time grid intelligence to detect faults and help minimize the impact of outages while optimizing the utilization of assets. The system is designed to improve the overall efficiency of energy delivery, improve customer satisfaction and improve the financial performance of the electric utilities. The Company had no revenue in 2008 from these products, which were not generally available until the first quarter of 2009.
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
Sales and Competition
          With our headquarters in Cheswick, Pennsylvania, we market our products and services primarily through our direct sales organization with offices in Cheswick, Pennsylvania and Piscataway, New Jersey in the United States and Bracknell, United Kingdom, Antwerp, Belgium and Wuppertal, Germany. Additionally, we have a channel of OEMs, value-added resellers and distributors, both domestic and international.

Revenue Concentrations
          The Company’s customers range from the largest telecom and cable providers, to numerous independent telecom, cable and broadband providers around the world. Our primary customers for our telco products and services are large domestic and European telecommunications service providers. The Company tracks its telco sales by two large customer groups, the first of which includes Qwest, AT&T and Verizon (formerly referred to as RBOCs and collectively referred to herein as the “Former RBOCs”), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”). Sales in 2008, 2007, and 2006 to AT&T (including the former Bellsouth Corporation) accounted for approximately 24%, 25%, and 24%, respectively. Although the large domestic carrier customers currently focus their spending more aggressively in wireless and access technologies, the proportion of revenue from large domestic carriers has remained relatively stable. During 2008, 2007 and 2006, sales to the Former RBOCs accounted for approximately 34%, 33% and 31% of the Company’s total revenue, respectively. Sales in 2008 and 2007 to the European Telcos accounted for approximately 23% and 11%, respectively, of the Company’s total revenue. European Telco sales were insignificant in 2006. Deutsche Telecom had sales in 2008 of approximately 13% of the Company’s total revenue. In 2007, one customer had sales of 11% of the Company’s total revenue. Meanwhile, the proportion of revenues from international sales has increased substantially from 2006 to 2008 as described below. Sales to one cable OEM customer, Alpha Technologies, Inc., comprised 11% of our total revenue in 2006. There were no similar cable customer concentrations in 2008 or 2007.
          Because of our dependency on certain large domestic and international carriers and certain significant cable multiple system operators (“MSOs”) and OEMs, the potential loss of one or more of these customers, or the reduction of orders for our products by one or more of these customers, could materially and adversely affect our results.
          We distinguish revenue by geographic area based upon customer location. Domestic sales represented approximately 59%, 61%, and 73% of the Company’s total revenue for the years ended December 31, 2008, 2007, and 2006, respectively. International sales represented approximately 41% of the Company’s total revenue for the year ended December 31, 2008, compared with 39% and 27% for the years ended December 31, 2007 and 2006, respectively. This increase is primarily attributable to sales related to the Company’s acquisition of BTD from Teradyne, Inc. on August 1, 2007 and the deployment of products into Saudi Arabia, offset, in part, by a decrease in our deployment of products into South Africa and certain European accounts. Our international sales are primarily in three geographic areas: the Americas (excluding the United States of America); Europe, the Middle East and Africa (“EMEA”); and Asia Pacific. Sales for the Americas, excluding the United States of America, were approximately $4.0 million or 17% of international sales, sales for EMEA were $18.1 million or 78% of international sales and sales in Asia Pacific were $1.1 million or 5% of international sales for the year ended December 31, 2008. Sales for the Americas, excluding the United States of America, were approximately $5.6 million or 22% of international sales, sales for EMEA were $19.8 million or 76% of international sales and sales in Asia Pacific were $0.5 million or 2% of international sales for the year ended December 31, 2007. Sales for the Americas, excluding the United States of America, were approximately $3.9 million or 22% of international sales, sales for EMEA were $11.8 million or 66% of international sales and sales in Asia Pacific were $2.2 million or 12% of international sales for the year ended December 31, 2006. See the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K for a further description of our international sales strategies.
Competitive Conditions
          The market for telecommunications and cable testing equipment is highly competitive. Primary competitive factors in the Company’s market include price, product features, performance, reliability, service and support, breadth of product line, technical documentation, prompt delivery and the availability of alternative technologies.
          The competitors for our traditional POTS telecommunications and our broadband technologies and applications solution offerings include JDS Uniphase, EXFO Electro-Optical Engineering Inc., Spirent Communications PLC, Huawei Technologies Co., Ltd., Fluke Corporation (formerly Harris Corporation), and Nortel. Historically, we have positioned ourselves against competitors’ offerings by leveraging our patented technologies, partnering with network equipment providers, and investing in next generation research and development. We also leverage our existing customer incumbencies and core competencies to test broadband next generation networks to position ourselves against our competitors on the basis of lower deployment costs and long-term operational cost efficiencies.
          We also face competition as a growing number of next-generation network equipment providers offer testing technology in the form of a chipset embedded into their products. Where testing was once only available in the form of multi-chip, circuit board-based designs like those found in our remote test system products, integrated testing technology is now available in low-cost chipsets embedded into the products of these network equipment providers. Referred to as “SELT/DELT” (Single Ended Line Test or Double Ended Line Test), the testing technology available in this form has limited functionality and only provides partial views of faults in the network. As such, we continue to believe that more robust testing technology like that offered in our products should be important for network assurance as the next generation network evolves and increased penetration of triple play services occurs. However, we have faced and will continue to face competition and downward pricing pressure as a result of the availability of these less expensive, less robust alternatives resulting in decreased sales of our system products to certain of our customers.
          Another area of competition is from software solution providers and the internal Information Technology (“IT”) departments of our own carrier customers. In the past, we offered solutions consisting of hardware probes, coupled with a centralized software platform that analyzed the data pulled from the probes and determined the appropriate dispatch statement or issue identification statement. As the capabilities of new infrastructure equipment increases, test and monitoring software platforms are increasingly taking advantage of the available data from the infrastructure equipment. The new software platforms offer customers a lower upfront cost, but offer less robust capabilities as compared to solutions built with hardware and software combinations. At the same time, many of our larger customers have captive development capabilities in their own IT organizations. These IT teams can develop software systems that compete with our offerings. Because of our intimate knowledge of many carrier customers, we believe we have a strategic advantage over these internal groups based on our industry knowledge and the efficiency of our development resources in comparison to internal customer resources.
          With respect to our cable products, status and performance monitoring competitors include AM Communications, Inc., Cisco Systems Inc. (formerly Scientific Atlanta, Inc.), Alpha Technologies, Inc. and Electroline Equipment Inc. Through the adoption of open, non-proprietary standards for status/performance monitoring systems, such as Hybrid Management Sub-layer (“HMS”) and DOCSIS, this market has become highly competitive. Pricing pressures have increased as all providers of monitoring transponders and associated software have reduced price points to meet customer demands. During 2005, Alpha Technologies introduced a DOCSIS-based transponder which competes with the products we supply to the cable market both directly and through our supply agreement with Alpha.
          As with the telecommunications products, the extension of our cable products to address Internet protocol test applications expands our list of traditional competitors to now include Empirix Inc., JDS Uniphase, Tektronix Canada Inc., EXFO (formerly Brix Networks, Inc.) and Agilent Technologies Inc.
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
          For our telephony products, we utilize two contract manufacturers to perform a majority of the circuit board assembly and in-circuit testing work for our telecommunications products. For our Cheetah hardware, we also use two different contract manufacturers to assemble and test the products. In the first half of 2008, we transitioned our Cheetah hardware supply relationship from one vendor to the two contract manufacturers mentioned. We split the production between two facilities to leverage high volume production in a non-US contract manufacturer and lower volume products with a domestic partner.
          The loss of any of these contract manufacturers or inability of such firms to meet our manufacturing needs could cause delays in our ability to meet our customers’ orders and could have a material adverse effect on our results of operations. In addition, shortages of raw materials delivered to, or production capacity constraints at, the Company’s contract manufacturers could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such reduction may result in delays in shipments of the Company’s products or increases in the price of components, either of which could have a material adverse impact on us.
          Generally, our products use industry standard components; however, application specific integrated circuits (“ASICs”) are also a key component of some of our products and are custom-made to the Company’s specifications. Although we have generally been able to obtain ASICs on a timely basis, a delay in the delivery of these components could have a material adverse impact on the Company.
Product and Technology Development
          Our product development personnel are organized into teams dedicated to one or more specific product lines or technologies. We continuously monitor developing technologies in order to introduce new or improved products as defined standards and markets emerge. In 2008, we continued to investigate the development of new applications for our telecommunications and cable technologies, as well as to develop enhancements and new features to our software product platforms. The Company also undertook research and development pursuant to OEM agreements for DOCSIS-based fiber node transponders. We also expanded our research activities related to our telecom software product offerings and began development on a software platform based on our refocused strategy. Beginning in 2007 and continuing through 2008, we developed technology for use in power grid monitoring for use by electric utility companies. Our solution offering for electric utility became generally available in the first quarter of 2009. For the years ended December 31, 2008, 2007 and 2006, research and development expenses were approximately $13.1 million, $13.6 million and $13.3 million, respectively.
Proprietary Rights
          The names “Tollgrade®”, “MCU®”, “LIGHTHOUSE®” (as applicable to our legacy cable products), “EDGE®”, “DigiTest®”, “Telaccord®”, “MITS®”, “4TEL®”, “Celerity®” and “NETFLARE®” and our former LIGHTHOUSE logo and the logo for, 4TEL are trademarks of the Company registered with the United States Patent and Trademark Office. 4TEL and Celerity are registered with the European Union and 4TEL is also registered in France. The names “LoopCare™”, “MLT™”, “Cheetah™”, “CheetahNet™”, “CheetahIP™”, “CheetahLight™”, “CheetahXD™”, “ICE™”, “ObjectArchitect™”, “BatteryAnalyst™”, “ProofAnalyst™”, “NetMentor™”, “Network Assurance Simplified™”, “N(x)Test™”, “N(x)DSL™”, “LTSC™”, “LDU™”, “LIGHTHOUSE™” (as applicable to our new power grid monitoring products), “Stratum™”, “Minutes Mean Million$™” and our corporate logo are common law trademarks of the Company.
          We have obtained three United States patents on the MCU products with expiration dates ranging from 2010 to 2014. We have obtained three United States and two Canadian patents on our cable technology with expiration dates of 2017, 2019, 2021 and 2020, respectively. We have obtained forty-four patents in the United States, nine patents in Europe, seven patents in the United Kingdom, seven in Belgium, seven in Germany, seven in the Netherlands, four in France and ten patents in Canada on other telecommunications technology with expiration dates ranging from 2010 to 2026. In addition, we have eleven United States, thirteen Canadian, eleven European, one German and one United Kingdom, patent applications pending on our telecommunications products, three United States and one Canada patent application pending on our LightHouse products, and two United States and two Canadian patent applications pending on our cable products. We will seek additional patents from time to time related to our research and development activities. We protect our trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.
          Although we believe that these patents in the aggregate are an important element of our business, we do not believe that our business, as a whole, is materially dependent on any one patent.
Backlog
          The Company’s order backlog for firm customer purchase orders and signed software maintenance contracts was $16.3 million at December 31, 2008, compared to backlog of $19.2 million at December 31, 2007. The backlog at December 31, 2008 and December 31, 2007 included approximately $12.1 million and $13.6 million, respectively, related to software maintenance contracts, including acquired BTD maintenance agreements reflected in the 2008 and 2007 backlog, which is primarily earned and recognized as income on a straight-line basis during the remaining terms of these agreements. We expect the revenues related to the entire backlog at December 31, 2008 to be recognized in 2009.
          We currently have software maintenance agreements with the four largest domestic telecommunications carriers. One of those agreements expires on December 31, 2009 and another extends through 2011. The remaining two agreements expired on December 31, 2008. Of those two agreements, one was extended through March 31, 2009 and further negotiations continue with that customer. The final agreement was extended for an additional three years on February 4, 2009 and will expire at the end of 2011.
          We also have a number of agreements in place with European and international telecommunications customers, including our three largest customers in Europe. Two of the three contracts with our largest European customers expire on June 30, 2009 and one expired on December 31, 2008. We are still in negotiations with the European customer whose contract expired at the end of 2008, and we are attempting to complete that agreement during the first quarter of 2009. We also have several software maintenance arrangements in place covering our cable software products.
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

Employees
          As of December 31, 2008, we had 210 full-time employees, 181 of whom were located in the United States and 29 of whom were located in Europe. In the first quarter of 2008, Tollgrade began to implement initiatives as part of a strategic plan aimed at increasing efficiency and reducing cost, which is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As part of this initiative, the Company eliminated approximately 30 positions and an additional 15 positions were reassigned to new projects. None of our employees are represented by a labor union or collective bargaining agreement, and we believe that our relations with our employees are generally good.
Executive Officers of the Company
          The executive officers of the Company as of February 28, 2009 and their biographical information are set forth below.

Joseph A. Ferrara	Chief Executive Officer, President and Board Member of Tollgrade since November 2007; Senior Vice President, Sales and Marketing of Tollgrade from August 2007 until November 2007; prior thereto General Manager Data Networks Division of Ericsson, Inc. from January 2006 until July 2007 following Ericsson’s acquisition of Marconi’s product divisions; Chief Executive Officer of Marconi Corporation plc’s North American operations from June 2005 until January 2006; Vice President of Business Operations of Marconi’s Data Networks Division from February until June 2005 and July 2000 until April 2004; and Vice President of Marketing of Marconi’s Data Networks Division from April 2004 until February 2005; Age 42.

Sara M. Antol	General Counsel of the Company since December 2000; Secretary of the Company since April 1996; Chief Counsel of the Company from April 1996 until December 2000; prior thereto, attorney at Babst, Calland, Clements & Zomnir, P.C., a law firm; Age 47.

David L. Blakeney	Vice President, Research and Development of the Company since October 2008; prior thereto consultant to the Company in the same capacity from March 2008 until October 2008; Vice President, Engineering, for Altrix Logic from December 2006 until October 2008; prior thereto, Vice President of Engineering for the Data Networks Division of Ericsson, Inc., formerly, Marconi plc from April 1999 to October 2006; Age 47.

Gary W. Bogatay, Jr.	Chief Financial Officer of the Company since October 2008; prior thereto Chief Financial Officer, Secretary and Treasurer of BANKS.com, Inc. from April 2004 until October 2008; Vice President of Finance of The Pennsylvania Culinary Institute, a subsidiary of Career Education, from January 2003 to April 2004; Age 39.

Grant Cushny	Vice President of Global Sales and Professional Services of the Company since August 2007; General Manager of Broadband Test Division of Teradyne, Inc. from June 2006 until July 2007; prior thereto Director of Professional Services from January 2004 until June 2006 and Director of Engineering from January 2000 until January 2004; Age 45.

Robert H. King	Vice President, Sales and Marketing of the Company since February 2009; Executive Director, Business Development of the Company from December 2008 until February 2009; prior thereto President and General Manager of the Broadband Products Group at Sunrise Telecom from April 2006 until June 2008; Vice President, Sales at Sunrise from September 2003 until April 2006; Age 47.

Joseph G. O’Brien	Vice President, Human Resources of the Company since October 1997; Director of Employee Development of the Company from April 1997 until October 1997; prior thereto, Coordinator, Elderberry Junction, Goodwill Industries, a charitable organization, from May 1995 until April 1997; Age 49.

Kenneth J. Shebek	Vice President, Operations of the Company since October 2008; prior thereto, Vice President of Supply and Logistics for the Data Networks Division of Ericsson, Inc., formerly, Marconi, plc. From January, 2006 until October 2008; Vice President of Supply Chain for Marconi, plc, and its Vice President of North American Operations from January 2003 to December 2005; Age 46.

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
Our Services business is subject to a trend of reduced capital spending for our products by our major customers and possible delays in, or the inability to complete, negotiation and execution of purchase and service agreements with new or existing customers could significantly impact business results and possibly result in impairment charges in the future.
Our Services business, which includes software maintenance as well as professional services, is sensitive to the decline in our large carrier customers’ capital investment in their traditional voice services, which tends to drive the professional services. Furthermore, the timing of the extension or renewal of certain of the more significant software maintenance agreements can have a materially adverse impact on the Company’s Services revenues for any particular fiscal quarter or year. We are also experiencing intense pricing pressure from many of our larger software maintenance customers, as they continue to attempt to reduce their own internal costs to substantiate the value of our long term service contracts. For example, the three major customer contracts that expired on December 31, 2008 have resulted in extended negotiations that have forced the Company to demonstrate to these customers the value provided by our products and services. One of these contracts has been extended for a three year term, but the other two are still being negotiated. We believe that our services and our software systems provide significant value to our customers, however, each time a contract is scheduled for renewal, we must show our customers the value of the entire system and the costs saved by maintaining and even extending the system capabilities. To date, we have been able to renegotiate most of the major contracts other than those that we have described as ongoing and substantially maintain existing pricing and terms through these efforts, however, if we are not successful in the future, such failure would potentially have significant adverse effects on our business. Accordingly, our ability to maintain historical levels from traditional sources or increase levels of Services revenues cannot be assured, and in fact, such levels may decrease. Also, if the negotiations for the two major customer contracts that expired on December 31, 2008 are not successful, the agreements may not be renewed at all or may be renewed on terms that are not as favorable to the Company as the current arrangements. In either event, the revenue and profitability of our Services offerings could be materially adversely affected, which could result in an impairment charge to the corresponding intangible assets on our balance sheet in future periods.
Our future growth depends to a large extent upon our ability to reposition the Company with a greater focus on our service assurance testing offerings to the telecom market.
As a result of the strategic review of our business in 2008, we determined that the Company should reposition itself with a greater focus on its service assurance offerings to the telecom market, and our software testing solutions in particular. Specifically, our goal is to develop an integrated software platform to serve multiple applications and products specifically for the telecommunications industry in the IP service assurance market which we believe will grow rapidly in the foreseeable future. To implement our strategy and exploit this opportunity, we will need to create new software products and enter into strategic partnerships so that we can maximize the potential of our incumbent position with customers and our long term relationships.
There can be no assurance that we will be able to reposition the Company in the manner described above or that, if we are successful, the repositioning will result in the benefits and opportunities that we expect. The development of new software solutions is an uncertain and potentially expensive process and requires that we accurately anticipate technological and market trends so that we can deliver products in a timely manner. We may not be successful in completing the development of the new platform or, if we do so, we may not be able to commercialize the product in a timely manner or achieve market acceptance. In addition, although software products generally generate higher margin returns for us than our hardware products, the initial development costs of software applications, coupled with the inherent problems with pricing software, can make it difficult to assess the potential profitability of new software products. In addition, because it is customary in our industry to sell perpetual enterprise licenses that cover a customer’s entire operations, it can be difficult to assess at the time of sale the appropriate price that we should charge for a particular license. If we fail to set appropriate prices for our software licenses, our profitability could be adversely affected.
In addition, the potential market growth rate may not be as significant as we expect or could develop in unforeseen directions. For example, the commercial availability of competing products may affect the extent or timing of market acceptance of our solutions. Furthermore, we may not be successful in forming the strategic alliances contemplated by our new strategy. We may not identify the right partners or our partners could fail to perform their obligations and the partnership may fail to develop as expected. As a result of these and other factors, we may not be able to implement our strategy and our ability to exploit our incumbent position in the manner contemplated by our strategic repositioning would be materially and adversely affected.
Our cost reduction plans may be ineffective or may limit our ability to compete.
During 2008, we implemented a series of initiatives designed to increase efficiency and reduce costs and to focus our core business on our test and measurement expertise. These initiatives included reductions of staff, alignment of investments and a completion of the integration plans from recent acquisitions, including Emerson and Broadband Test Division. Although we have experienced some cost savings from these initiatives and we believe that these actions will continue to reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate or be sufficient to offset a decline in our revenue. In such event, we may be forced to take additional cost-reducing initiatives, which may negatively impact quarterly earnings and profitability as we account for severance and other related costs. In addition, there is the risk that such measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
A continuing downturn in the global economy may adversely affect our revenues, results of operations and financial condition.
Demand for our products and services is increasingly dependent upon the rate of growth in the global economy. If current economic conditions continue, customer demand for our products and services could be even more adversely affected than experienced to date, which in turn could adversely affect our revenues, results of operations and financial condition. Many factors could continue to adversely affect regional or global economic growth. Some of these factors include:
•	poor availability of credit,

•	continued recession in the United States economy and other countries that we serve,

•	erosion in the value of the U.S. dollar relative to foreign currencies in jurisdictions where we transact business,

•	significant act of terrorism which disrupts global trade or consumer confidence,

•	geopolitical tensions including war and civil unrest, and

•	reduced levels of economic activity or disruption of domestic or international transportation.
The recent challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased or otherwise constrict our customers’ spending on our products and services. As a result, revenues may decline and reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, certain of our contracts are paid or make payments in foreign currencies, and continued decrease in the exchange rate of the U.S. dollar relative to these currencies could further reduce our revenues, and such impact could be material.
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
Our success depends on our ability to attract, retain and motivate our key management personnel, including the Company’s CEO, CFO, senior management team members, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions of the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with the Company, our future results could be adversely affected. Furthermore, since 2007 we have experienced a number of changes in our senior management positions, both as part of the restructuring initiatives and otherwise, including a new CEO during 2007 and a new CFO during 2008. Although we believe we have taken appropriate measures to address the impact of these changes, there is the risk that such changes could impact our business, which could negatively affect operating results.
We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the products or services that they purchase from us, would significantly reduce our revenues and net income.
We currently depend upon a few major customers for a significant portion of our revenues and we expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers or a substantial reduction in the products or services that they purchase from us or our inability to renew services agreements with customers and to do so upon terms at least as favorable to the Company as current agreements would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital spending of our large domestic carrier customers, as well as many of our other customers and potential customers, are dictated by a number of factors, most of which are beyond our control, including:
•	the conditions of the communications market and the weakening economy in general;

•	subscriber line loss and related reduced demand for wireline telecommunications services;

•	changes or shifts in the technology utilized in the networks;

•	labor disputes between our customers and their collective bargaining units;

•	the failure of our customers to meet established purchase forecasts and growth projections;

•	competition among the large domestic carriers, competitive exchange carriers and wireless telecommunications and cable providers; and

•	reorganizations, including management changes, at one or more of our customers or potential customers.
If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital or reduce their capital expenditures due to any of these or other factors, a substantial decrease in our revenues would likely result.
Our operating results may vary from quarter to quarter, causing our stock price to fluctuate.
Our operating results have in the past been subject to quarter to quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding for our products in customers’ capital budgets. Some of our customers place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other reasons can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.
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
Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that these assets be measured for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During 2008 and 2007, based on our assessment that triggering events had occurred, we performed the required recoverability tests of SFAS 144 and determined that certain long-lived assets were impaired. The occurrence of further triggering events could result in additional impairments.
The sale of our products is dependent upon our ability to satisfy the proprietary requirements of our customers.
We depend upon a relatively narrow range of products for the majority of our revenue. Our success in marketing our products is dependent upon their continued acceptance by our customers. In some cases, our customers require that our products meet their own proprietary requirements. If we are unable to satisfy such requirements, or forecast and adapt to changes in such requirements, our business could be materially harmed. In addition, we introduced new products during 2008, including the DigiTest ICE and the first version of the LightHouse products. The rate of acceptance of these new products could be delayed by, or fail to achieve, among other factors, extended testing or acceptance periods or requests for custom or modified engineering of such products to conform to customer requirements.
The sale of our products is dependent on our ability to respond to rapid technological change, including evolving industry-wide standards, and may be adversely affected by the development, and acceptance by our customers, of new technologies which may compete with or reduce the demand for our products.
Rapid technological change, including evolving industry standards, could render our products obsolete. Sales of our legacy cable products are declining, and demand for these products may further decline or be eliminated, as the market for these products transitions to industry-wide standards, such as the HMS and DOCSIS cable standards. Furthermore, standards for new services and technologies continue to evolve, requiring us to continually modify our products or to develop new versions to meet these new standards. Certain of these certifications are limited in scope, which may require that the product be recertified if any modifications to hardware or firmware are made. If we are unable to forecast the demand for our products, develop new products or adapt our existing products to meet these evolving standards and other technological innovations, or if our products and services do not gain the acceptance of our customers, our overall revenues and profitability will be adversely affected.
In addition, changes in network architecture experienced by our customers in the telephony market have and may continue to negatively affect our ability to sell products in these markets. Although we are addressing these changes with modifications to our existing products, if customers do not accept this new product technology, our revenues could be adversely affected. Further, we are experiencing competition from the internal Information Technology (“IT”) departments of our own carrier customers. In the past, we offered solutions consisting of hardware probes, coupled with a centralized software platform that analyzed the data pulled from the probes and determined the appropriate dispatch statement or issue identification statement. As the capabilities of new infrastructure equipment increases, test and monitoring software platforms are increasingly taking advantage of the available data from the infrastructure equipment. At the same time, many of our larger customers have captive development capabilities in their own IT organizations. These IT teams can develop competing software systems to our offerings, which could adversely affect our ability to sell our products to those customers, which could negatively impact overall revenues from such products.
Furthermore, the development of new technologies which compete with or reduce the demand for our products, and the adoption of such technologies by our customers, could adversely affect sales of our products. For example, as our products generally serve the wireline marketplace, to the extent wireline customers migrate to wireless technologies, there may be reduced demand for our products. In addition, we face new competition as testing functions that were once only available with purpose-built test systems are now available as integrated components of network elements. To the extent our customers adopt such new technology in place of our telecommunications products, the sales of our telecommunications products may be adversely affected. Such competition may also increase pricing pressure for our telecommunications products and adversely affect the revenues from such products.
Our reliance on third parties to manufacture certain aspects of our products involves risks, including delays in product shipments and reduced control over product quality.
We depend upon a limited number of third party contract manufacturers to manufacture certain elements of our products, and transitioned to two new contract manufacturers for our cable products in 2008. Furthermore, the components of our hardware products are procured from a limited number of outside suppliers. Although our products generally use industry standard products, some parts, such as ASICs, are custom-made to our specifications. Our reliance upon such third party contractors involve several risks, including reduced control over manufacturing costs, delivery times, reliability and quality of components. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, inability of our contract manufacturers to procure raw materials, the loss of key assembly subcontractors, difficulties associated with the transition to our new contract manufacturers or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.
Our future sales in international markets are subject to numerous risks and uncertainties.
As a result of our acquisition of BTD and domestic market conditions, our business is becoming more dependent upon international markets. Our future sales in international markets are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability including terrorism and other acts of war or hostility, unexpected changes in the regulatory environment, trade protection measures, tax laws, our ability to market current or develop new products suitable for international markets, difficulties with deployments and acceptances of products, obtaining and maintaining successful distribution and resale channels, changes in tariffs and foreign currency exchange rates, and longer payment cycles. These specific risks, or an overall reduction in the demand for or the sales of our products in international markets, could adversely affect future results.
We face intense competition, which could result in our losing market share or experiencing a decline in our gross margins.
The markets for some of our products are very competitive. Some of our competitors have greater technological, financial, manufacturing, sales and marketing, and personnel resources than we have. As a result, these competitors may have an advantage in responding more rapidly or effectively to changes in industry standards or technologies. Competition is particularly intense in the cable markets, due to the introduction of the DOCSIS standard, which allows customers to purchase system components from multiple vendors. We are also facing competition with our IP-based testing solutions, and many competitive technologies, encompassing both hardware and software, are available in these markets. Moreover, better financed competitors may be better able to withstand the pricing pressures that increased competition may bring. If our introduction of improved products or services is not timely or well received, or if our competitors reduce their prices for products that are comparable to ours, demand for our products and services could be adversely affected. Recent competition from certain network element providers offering chip-based testing functionality may also intensify the pricing pressure for our telecommunications products and adversely affect future revenues from such products. We also face increasing pressure from certain of our large domestic carrier customers on software maintenance agreements, as they continue to divert spending from legacy networks to next generation network elements.
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
We market and sell certain of our products, including our DigiTest and Cheetah product lines and certain of the acquired Broadband Test Division products, through domestic and international OEM relationships. Our future results are dependent on our ability to establish, maintain and expand third party relationships with OEM as well as other marketing and sales distribution channels. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their contractual obligations, cease doing, or reduce the amount of their business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.
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
A large portion of our sales have historically been attributable to our MCU products. We expect that our MCU products may continue to account for a meaningful percentage of our revenues for the foreseeable future. However, these sales are declining and our three patents for our MCU products will expire between 2010 and 2014. MCU sales largely depend upon the rate of deployment of new, and the retrofitting of existing, DLC systems in the United States. Installation and replacement of DLC systems are, in turn, driven by a number of factors, including the availability of capital resources and the demand for new or better POTS. Our customers have begun to implement next generation network improvements such as Fiber-to-the-Premises (“FTTP”), which do not require the use of our MCU products as does the present hybrid POTS network. If our major customers fail to continue to build out their DSL networks and other projects requiring DLC deployments, or if we otherwise satisfy the domestic telecommunications market’s demand for MCUs, our MCU sales will continue to decline and our future results would be materially and adversely affected.
Although we are unable to predict future prices for our MCU products, we expect that prices for these products will continue to be subject to significant downward pressure in certain markets for the reasons described above. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to expand our customer base, increase unit sales volumes of these products and to successfully, develop, introduce and sell new products such as our cable and software products. We cannot assure you that we will be able to expand our customer base, increase unit sales volumes of existing products or develop, introduce and/or sell new products. Further, the loss of patent protection for these products might allow competition within this market segment, which, if successful, could cause our revenues from this product line to be materially adversely affected.
The continued adoption of industry-wide standards in both the telecommunications and cable markets could have a material adverse effect on our profitability.
We are actively engaged in research to improve and expand our product offerings, including research and development to reduce product costs while providing enhancements; however, with the rise of industry-wide standards, among other factors, a number of our products have faced increased pricing pressure, driving lower margins. If sales of our network assurance and testing solutions and cable status monitoring products do not increase, decrease rapidly, or are not accepted in the marketplace, or if our research and development activities do not produce marketable products that are both competitive and accepted by our customers, our overall revenues and profitability will be adversely affected. During 2008, we experienced significant declines in sales of a number of our products. Although we are in the process of developing new product offerings to counter this trend, we do not expect to see an immediate recovery across our business, at least in the near future.
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
If our development efforts with respect to our LightHouse system fail to result in products which meet our customers’ needs, or if our customers fail to accept our new products, our revenues will be adversely affected.
We have recently introduced the first version of our LightHouse centralized remote monitoring system for the electric utility industry. The successful development, introduction and commercial success of this new technology will depend on a number of factors, including our ability to meet customer requirements, the existence of competitive products in the market, our timely and efficient completion of product design and implementation of manufacturing and manufacturing processes, our ability to meet product cost targets generating acceptable margins, timely remediation of product performance issues, if any, identified during testing, product performance at customer locations, differentiation of our product from our competitors’ products, and management of customer expectations concerning product capabilities and life cycles.
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
Some of our products require that we license technology from manufacturers of systems with which our products must be compatible. The success of our proprietary MCU products, in particular, rely upon our ability to acquire and maintain licensing arrangements with the various manufacturers of DLC systems for the Proprietary Design Integrated Circuits (“PDICs”) unique to each. Although most of our PDIC licensing agreements have perpetual renewal terms, all of them can be terminated by either party. If we are unable to obtain the PDICs necessary for our MCU products to be compatible with a particular DLC system, we may be unable to satisfy the needs of our customers. Furthermore, future PDIC license agreements may contain terms comparable to, or materially different than, the terms of existing agreements, as dictated by competitive or other conditions. The loss of these PDIC license agreements, or our inability to maintain an adequate supply of PDICs on acceptable terms, could have a material adverse effect on our business.
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
We have derived a substantial amount of our revenues from sales of products and related services to the telecommunications industry. Trends indicate that capital spending in the telecommunications industry has decreased and may continue to decrease in the future as a result of a general decline in economic growth in local and international markets. In particular, large carrier customers have been adversely affected by subscriber line losses as well as by competition from cable and wireless carriers and other carriers entering the local telephone service market. Certain emerging carriers also continue to be hampered by financial instability caused in large part by a lack of access to capital. In the event of further significant slowdown in capital spending of the telecommunications industry, our business would be adversely affected. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies may also use their purchasing power to create pressure on the prices and the margins we could realize. We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not harm our business.
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

We rely on software that we license from third-party developers to perform key functions in our products.
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
Because our cable products generate lower margins for us than our proprietary telephony offerings, an increase in the percentage of our sales of cable-related products relative to our traditional products will result in lower profit margins. Furthermore, consolidations within the cable industry and the adoption of the DOCSIS standards have caused and could continue to cause pricing pressure as our competitors lower product pricing. As a result of these factors, our revenues have been and are likely to continue to be adversely affected. Although we have developed DOCSIS-based hardware and we believe that our relationships with our OEM partners position us to succeed in the marketing of DOCSIS-based products, these products will likely generate lower margins than have historically been generated by our proprietary technology. As a result, as our business shifts from our higher margin proprietary products to lower margin cable offerings and standardized products for which there is greater competition, we will need to sell greater volumes of our products to maintain our profitability.
Our common stock price may be extremely volatile.
Our common stock price has been and is likely to continue to be highly volatile. The market price may vary in response to many factors, some of which are outside our control, including:
•	General market and economic conditions;

•	Changes in the telecommunications industry;

•	Actual or anticipated variations in operating results;

•	Announcements of technological innovations, new products or new services by us or by our competitors or customers;

•	The fact that we no longer receive research coverage by sell-side market analysts;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or other strategic announcements;

•	Announcements by our customers regarding end market conditions and the status of existing and future infrastructure network deployments;

•	Additions or departures of key personnel; and

•	Future equity or debt offerings or our announcements of these offerings.
In addition, in recent years, the stock market in general, and The NASDAQ Global Select Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future materially and adversely affect our stock price, regardless of our operating results. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of our management’s attention and resources that could harm our business regardless of the outcome of such litigation.
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

We may have difficulty securing new financing upon the same or substantially similar terms.
The Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility, expiring on December 19, 2009. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements in 2009. However, our needs may change in the future. Because the global capital and credit markets have been severely constrained, we may not be able to obtain replacement financing or, even if we are able to obtain replacement financing, such financing may not be upon the same or substantially similar terms or may contain more onerous debt covenants that may be difficult for the Company to achieve. Inability to obtain replacement financing in these circumstances could have a material adverse effect on our future financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
          None.
Item 2. Properties.
          Our headquarters and principal administrative, engineering, manufacturing, warehouse and maintenance operations are located in Cheswick, Pennsylvania. We occupy an 111,600 square foot facility, which is under a lease that expires on June 30, 2009. The Company is currently exploring options for this location. We had acquired certain land parcels that surround this facility for possible expansion that we began to sell during 2007; however, we completed the sale of the remaining parcels during 2008.
          We are also a party to a lease agreement for 11,429 square feet of space in Piscataway, New Jersey, which lease commenced on March 1, 2007 and expires April 30, 2012. This location replaced the Bridgewater location that we vacated in 2007. The Piscataway facility provides workspace for the administrative and engineering personnel of our LoopCare product line.
          We lease office space in three locations in Europe, the largest of which is in Bracknell, United Kingdom. At that location, we lease 7,500 square feet of space, primarily for engineers who support our European customer base and customer support personnel. This lease expires on December 24, 2012, We also lease 3,240 square feet of space in Kontich, Belgium under a lease agreement with an initial term that ends on April 1, 2012 and automatically renews for three year periods unless cancelled by either party. This facility is used primarily by customer support and administrative personnel. We also lease 2,422 square feet of space in Wuppertal, Germany, under a lease which expires on January 31, 2010. This facility is used primarily by sales and customer support personnel.
Item 3. Legal Proceedings.
          There are currently no outstanding or pending material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 4. Submission of Matters to a Vote of Security Holders.
          There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2008.

PART II
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          Our common stock is traded on the NASDAQ Global Select Market under the symbol “TLGD”. The following table sets forth, by quarter, the high and low sales prices for our common stock for the years ended December 31, 2008 and December 31, 2007.

	2008		2007
	High	Low	High	Low
First Quarter	$8.13	$5.08	$12.90	$9.57
Second Quarter	$6.07	$4.24	$13.55	$10.35
Third Quarter	$7.00	$4.25	$11.34	$8.60
Fourth Quarter	$5.56	$3.00	$10.31	$7.08
          On February 28, 2009, there were 138 holders of record and 12.7 million shares outstanding of the Company’s common stock.
          We have never paid any dividends on our common stock and do not expect to pay dividends in the foreseeable future.
          During the quarter ended December 31, 2008, the Company repurchased the following shares of its common stock:

				(d) Maximum Number
				(or Approximate
			(c) Total number	Dollar Value) of
			of shares purchased	Shares that May Yet
	(a) Total Number of		as part of publicly	Be Purchased Under
	Shares Purchased	(b) Average Price	announced plans or	the Plans or
Period	(1)	Paid per Share	programs	Programs
October 26 — November 22, 2008	496,918	$4.39	496,918	$12,800,000

(1)	On October 28, 2008, the Board of Directors approved a share repurchase program, pursuant to which the Company could repurchase common stock with an aggregate share value of up to $15 million with no expiration date. Such purchases could be made through open market transactions and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock and, at the Board’s discretion, may be suspended, discontinued or modified at any time. As of December 31, 2008, the Company had acquired 496,918 shares pursuant to this program at a total cost of $2.2 million. The share repurchase program currently remains in effect as approved by the Board.

STOCK PERFORMANCE GRAPH
Set forth below is a performance graph comparing the cumulative total returns (assuming reinvestment of dividends) for the five years ended December 31, 2008 of $100 invested on December 31, 2003 in Tollgrade’s common stock, the Standard & Poor’s 500 Composite Index and the NASDAQ Telecomm (IXUT).
The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act of 1933, as amended or the Exchange Act.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2004	2005	2006	2007	2008

Tollgrade	100	70	62	60	46	27
NASDAQ Telecomm (IXUT)	100	108	100	128	140	80
S&P 500	100	109	112	128	132	81

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

	(IN THOUSANDS, EXCEPT PER SHARE DATA AND
	NUMBER OF EMPLOYEES)
	YEARS ENDED DECEMBER 31,
	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)

Revenues:
Products	$33,317	$48,893	$51,564	$51,904	$49,770
Services	23,907	17,667	13,830	14,415	13,048

	57,224	66,560	65,394	66,319	62,818

Cost of sales:
Products	17,797	23,501	25,277	24,326	22,191
Services	7,110	4,989	4,543	3,883	3,768
Amortization	3,513	3,058	3,419	3,004	2,624
Impairment of intangible assets	3,291	2,263	—	—	—
Write-down of inventory/acquired software	759	—	4,308	424	—

	32,470	33,811	37,547	31,637	28,583

Gross profit	24,754	32,749	27,847	34,682	34,235

Operating expenses:
Selling and marketing	8,477	10,224	10,552	8,882	9,483
General and administrative	9,615	9,857	7,981	7,486	7,346
Research and development	13,099	13,572	13,276	14,079	15,756
Severance/restructuring charges	884	1,838	1,840	775	269
Impairment of goodwill	—	24,958	—	—	—

Total operating expenses	32,075	60,449	33,649	31,222	32,854

(Loss) income from operations	(7,321)	(27,700)	(5,802)	3,460	1,381
Other income, net	1,343	2,767	2,755	1,359	447

(Loss) income before income taxes	(5,978)	(24,933)	(3,047)	4,819	1,828

Provision (benefit) for income taxes	1,137	1,220	(1,213)	1,301	914

(Loss) net income	$(7,115)	$(26,153)	$(1,834)	$3,518	$914

EARNINGS PER SHARE INFORMATION:
Net (loss) income per common share:
Basic	$(0.54)	$(1.98)	$(0.14)	$0.27	$0.07

Diluted	$(0.54)	$(1.98)	$(0.14)	$0.27	$0.07

Weighted average shares of common stock equivalents:
Basic	13,102	13,219	13,239	13,168	13,141

Diluted	13,102	13,219	13,239	13,217	13,253

	2008	2007	2006	2005	2004

BALANCE SHEET DATA:
Working capital	$75,475	$77,080	$83,186	$80,806	$70,845
Total assets	124,347	140,143	162,352	163,329	157,145
Pension obligation	889	908	—	—	—
Shareholders’ equity	112,454	123,000	149,444	150,261	146,401

	2008	2007	2006	2005	2004

OTHER DATA: (unaudited)
Number of full-time employees at year-end	210	250	225	253	262

(1)	During 2008, the Company recorded a $1.2 million restructuring charge primarily associated with employee severance and the refinement of estimates related to employee relocation and lease termination costs, a $0.5 million severance charge, a charge of $3.3 million associated with the impairment of certain intangible assets, and a $0.7 million inventory restructuring charge.

(2)	During 2007, the Company recorded a $0.9 million restructuring charge primarily associated with employee severance and the refinement of estimates related to employee relocation and lease termination costs, a $0.9 million severance charge, a charge of $2.3 million associated with the impairment of certain intangible assets, and a $25.0 million goodwill impairment charge.

(3)	During 2006, the Company recorded a $4.3 million inventory restructuring charge and a $1.8 million restructuring charge for employee related costs.

(4)	During 2005, the Company recorded a $0.8 million severance charge related to the retirement of the Company’s former Chief Executive Officer and an impairment charge of $0.4 million related to software that was no longer part of the Company’s strategy.

(5)	During 2004, the Company recorded a $0.3 million severance charge related to employee severance from a cost reduction program that was implemented.

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
Overview
          Our customers are communication service providers from around the world. Our customers are continually searching for ways of providing innovative methods of connection that enable new means of communication.
          In recent years, our customers have transitioned communication methods and content from the provision of voice communication alone to a combination of voice, video and data. This transition has enabled the development of new means of communication and the provision of new services to users of communication technologies. In addition, the networks that enable this communication have evolved from wireline telecommunications networks to include wireless, fiber, and other architectures offered by telecommunications operators, cable operators, and wireless carriers, as well as content providers. As a result of these changes, the industry has evolved into a highly competitive environment where maintaining and expanding customer relationships are key to the survival of the communication provider’s business model. The Company, as a leading producer of network assurance products, must also evolve in order to stay relevant to their business needs. The Company’s goal is to continue to provide industry-leading, cost-effective service assurance solutions to our customers.
          The Company has evolved in response to these changes in technology through a focus primarily on the wireline access network segment of the market where we have an embedded base of customers for many of our traditional products and services. However, we recognize that we must continue to evolve in order to remain relevant to the business requirements of our customers. Our goal is to continue to provide industry-leading, cost-effective service assurance solutions by extending our business into new network architectures and new areas of growth.
          In 2008, the Company confronted the challenge posed by rising costs that arose from previous acquisitions coupled with declines in a number of our older product lines, some of which have been substantial. Our strategy was to focus on our core test and measurement competencies, but we also needed gain greater control of our cost base and reallocate resources to provide a solid foundation for growth.
          For this reason, management expended significant time in 2008 examining our entire business. We commenced a full strategic review in April with the assistance of an outside financial advisor. We reviewed all opportunities available to the Company, including: a possible sale of the Company; going private options; evaluating individual product lines; reformulating organic strategies; acquisition and merger alternatives; and stock buy-back and dividend alternatives. Throughout the process, we reviewed industry growth opportunities in test and measurement and adjacent complementary market segments. At the conclusion of the process, we had confirmed the significant potential of our worldwide embedded customer base, our success in system sales of centralized software solutions and remote test hardware, and the value of our long-term service contracts.
          As a result of the review, we determined that the appropriate strategy for the Company was to:
•	Focus our strategic efforts and resources on the substantial and growing telecom service assurance market, where we have a significant installed customer base, and use this position to expand into adjacent markets;

•	Develop an integrated software platform that will serve multiple applications and products for the telecom industry including the next-generation IP service assurance market;

•	Secure new potential partnerships that we expect will enable us to allow us to expand our system solutions into adjacent market segments;

•	Continue to monitor and control costs in all areas of our business;

•	Look for opportunities to accelerate our business strategy while maintaining our focus on ongoing current initiatives;

•	Improve management team capabilities to support the refocused strategy;

•	Enhance company value through investment, organic growth and potential acquisitions that promote our strategic objectives; and

•	Initiate a $15 million share repurchase program.

Industry and Market Trends
          There were several trends across the Company’s markets that affected our performance in 2008. In addition to the industry trends, the economic environment was probably the single largest factor in shaping the year. The global economy significantly weakened in the second half of 2008 as the banking crisis affected consumer and business spending. Our customers were impacted as businesses and consumers looked for ways to reduce their expenditures. In turn, capital and operating expense budgets of our customers were and continue to be under pressure as they look to balance potential lower revenues.
          2008 marked another year of intense competition for both network equipment manufacturers as well as service providers. In the service provider markets, competition between large telecommunications, cable and wireless providers intensified and simultaneously, new media entrants increased in numbers to compete against the larger carriers. Consolidation among carriers continued, with combinations such as Verizon and Alltel and, in addition, companies continued with integrations of past acquisitions. In the network equipment manufacturer markets, large companies continued to dominate the infrastructure business. However, due to the state of the economy and the intense competition in these markets, it is possible that certain large established companies may not survive in the current environment which may potentially open some markets for new entrants.
          In the test and measurement markets, companies are competing to provide cost effective test capabilities for new services and new networks architectures. Many smaller companies have been acquired by larger entities looking to accelerate plans and expand product offerings.
          2008 was a difficult period for companies that serve the telecom and cable markets. It was a challenging time for the service providers, as well, as they competed against each other for broadband triple play customers. Our experience is that service provider spending continues to be focused on next-generation networks and services, with triple play services, product bundling, and creative service offerings at the forefront. We believe that spending in test and measurement is equally focused in these areas, although spending to maintain existing networks and revenue streams continues to be necessary.
          These factors and their effect on the Company’s business are described in more detail below under the captions “Customer Line Loss,” “Investment in New Infrastructure and Technologies by our Telecommunication Customers,” “Intense Competition Among Telecommunications and Cable Service Providers,” “Consolidation in Telecommunications Market,” “Alternative Testing Methods,” and “Test and Measurement Markets Continue to Expand.”
          We expect the following trends will continue to impact our business in 2009:
•	our customers are reducing their capital and operating expense budgets as they look to balance potential lower revenues due to the impact of the recession in the United States and other international economies;

•	incumbent telephone carriers continue to lose customers and revenue to cable competitors, wireless substitution and alternate new media providers;

•	our traditional customer base of incumbent telephone carriers (especially the large domestic carriers) have considerably slowed their investments in legacy areas and are focusing their capital spending on wireless and next-generation wireline projects such as fiber to the home/curb/premise, IPTV, and DSL services;

•	triple play service, voice, video and data services competition is fierce and intensifying;

•	adoption of open standards for in cable and telecommunications systems is resulting in increased competition;

•	increased consolidation among large domestic carriers and others in the telecommunications industry;

•	telecommunications customers continue to evaluate the benefits and costs of full service assurance solutions versus less robust integrated testing solutions, and other competing software solutions; and

•	adjacent test and measurement markets continue to evolve and expand in areas that we did not traditionally pursue, such as the electric power industry.

Customer Line Loss
          Customer line loss continued to accelerate for most wire-line carriers in 2008. Of the large North American carriers, line loss was estimated at roughly 10% year over year which has accelerated from previous years. Line loss has been driven by competition from wireless and cable providers and also the elimination of second phone lines due to DSL penetration. An increasing driver for line loss is the replacement of copper lines with fiber to the home initiatives by carriers around the world. While fiber to the home initiatives vary by country and region, they are on the rise globally. We expect continued line loss over time based on the competitive factors outlined, but we do not see the wholesale replacement or rapid removal of the current copper infrastructure. In much of the world, copper will remain a dominant access infrastructure for decades to come.
Investment in New Infrastructure and Technologies by our Telecommunications Customers
          Our telecommunications customers have considerably slowed their investments in existing network infrastructure and have shifted spending to transform their networks to next generation IP networks. They have also shifted the access network spending to wireless, fiber architectures, and continued DSL enhancements. We still derive a large percentage of our revenue from these customers. As was the case in the past year, customers who have announced budgets for this year are spending less than the previous year.
          Many of our customers have indicated they will continue to use their current hybrid fiber/copper networks utilizing DSL technology for the foreseeable future. A small number of customers have embarked on fiber to the home programs. These customers will continue to have copper infrastructure for many years. Fiber to the home programs, if implemented on a large scale globally, will continue to reduce demand for our copper-based products. However, these programs would offer additional opportunities for our software platforms as well as potential new hardware opportunities.
          As opposed to fiber to the home, others are developing fiber to the node (“FTTN”) projects, thereby leaving a portion of the copper network intact. Given the size and breadth of the present hybrid networks, we believe that the copper portion of the network will remain an important part of the telecommunications system for the foreseeable future. As copper remains intact, the need for our copper-based testing products should continue.
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
Intense Competition Among Telecommunications and Cable Service Providers
          The continuing evolution of the communications marketplace has resulted, and will continue to result, in intense competition among wireline and wireless telecommunications players, cable service providers and new media entrants. Deregulation and technological advances have allowed new competitors to enter the market to offer consumers increasing choice among a variety of communication services, including voice, data, and video services. Wire-line competitors, including traditional phone carriers, cable providers, and DSL providers offer customers many choices with basic phone as well as bundled services including voice, video and data. With the evolution of wireless networks, wireless carriers are increasingly able to offer competitive triple play services with the added benefit of mobility. So called “over-the-top” content and service providers are also entering into the competitive environment with innovative services over the top of traditional cable, DSL and wireless connections. As a result, competition among service providers has greatly increased and the industry has transformed from a highly regulated monopolistic model to a free market model.
          As competitive pressures increase in the industry and the offerings expand to multiple access technologies, so does the pressure on our traditional copper-based product lines. Our copper-based test products still provide a significant portion of our overall revenue. As carriers migrate spending to new architectures, we too need to expand our capabilities to new services and network architectures to diversify our business and provide long term growth opportunities for Tollgrade in the market.
Increased Competition Resulting from Standardization
          Through the adoption of open, non-proprietary standards, the markets that we serve become increasingly competitive. This is true for our cable status monitoring market, as well as developing markets like the IPTV market. In the cable market, standards such as HMS and DOCSIS have increased the competition we face resulting in downward pricing pressure. Cable providers continue to drive the adoption of higher speed broadband which is enabled through DOCSIS 2.0 and DOCSIS 3.0 network implementations.
          With the introduction of IPTV services, different vendors are promoting variations of proposed standards to accomplish the end to end provision and execution of the service. While these proposed standards are evaluated by the standards bodies, the market remains fragmented. Once a standard is adopted, there will be winners and losers in the vendor community based on the methodology utilized to enable the service. Similarly, in the power utility market, there are multiple interoperability and communication standards that are developing. As end to end solution offerings are pulled together by vendors, choices are made on the underlying protocols and communication methods. In both of these markets, the Company is adopting a similar strategy as is described below in the section entitled “Our Responses to These Industry Trends.”
Consolidation in Telecommunications Market
          Competition in the telecommunications market has had the secondary effect of resulting in the consolidation of many of the telecommunications service providers. While the Company has benefited to a certain extent from competition because of the potential new service provider customers brought into the market, competition has also driven consolidation. Consolidation itself can have benefits or also may cause adverse issues for the Company. Consolidation has caused delays in or loss of customer orders and increasing pricing pressures. However, we have also seen consolidation provide us a much stronger relationship with a number of customers and expansion of business into acquired areas of networks. Recently, we have seen expansion of current customers into new countries organically, as well as customers selling territories or assets based on strategic or regulatory reasons. While it is difficult to predict in the immediate term the affect with regard to consolidation, we do expect consolidations to continue in the future as carriers look to expand territory and service offerings to better serve their customers.
          There has also been significant consolidation in the vendors serving the telecommunications industry. During the year, there was continued consolidation and integration of past acquisitions among network equipment manufacturers. Large companies continue to dominate the infrastructure business with the likes of Ericsson, Nokia Siemens, Cisco, Huawei and others. We expect further consolidation in the future, in particular due to the financial crisis and the impacts on companies that took on significant debt. While the Company is a relatively small participant in an industry filled with much larger companies, we see opportunities arising from these consolidations to increase our business and our relationships with key customers.
          It will be difficult to predict how this industry consolidation will impact the Company’s business in the near and more distant future; however, the Company is focused on exiting the economic downturn in a much stronger position financially and competitively than it entered.
Alternative Testing Methods
          Our traditional products involve the sale and support of test systems including hardware probes coupled with centralized software platforms. In an industry as dynamic as the telecommunications industry, many options currently exist for testing new service offerings and network architectures. The Company faces competition from companies offering test systems similar to our own offerings, but we also face competition from network equipment providers, software providers, new hardware test companies, as well as the internal IT departments of our customers. Network equipment providers are increasingly offering basic testing technology embedded into their products. While many of these competitors offer limited testing capabilities, in certain cases, it may be sufficient for the customer’s short term requirements. We continue to believe that more robust testing technology is important for next generation network assurance needs, however, if more customers choose the limited testing capabilities, it will have an adverse affect on our business overall.
          Based on our refocused strategy, software test providers and internal IT departments have also become competitors to our expansion into new software testing capabilities. We face competition from both large and small companies offering software solutions with partial capabilities as compared to our software platforms. Our customers’ internal IT departments are also competing with our software offerings, given their development capabilities and knowledge of their own unique networks. Finally, there is emerging competition from new test and measurement hardware vendors. Hardware costs continue to decrease and as technology advances are incorporated, these new designs can be effectively deployed in areas where it would have been cost-prohibitive in the past.
Test and Measurement Markets Continue to Expand
          Test and measurement markets continue to evolve and expand. Segments within our existing markets as well as completely new markets are opening to the benefits of test and measurement products. Adjacent segments such as centralized fiber test and centralized wireless test are growing and offer potential new areas of expansion for the Company. We expect that our expertise in centralized test systems and software platforms will enable the Company to expand our expertise into these new areas. Our customer incumbency also provides the Company a competitive advantage against new entrants and existing competitors.

          The centralized power utility test market is a new and growing opportunity to further develop the Company’s strengths and testing expertise. The electric utility industry is in a tremendous period of change with increased public and political pressure for environmental and capacity improvements. We believe that regulatory changes for improved reliability cannot be met without new hardware and software, and that the reporting requirements alone will require new capabilities. The electric utilities are looking to next generation network architectures and new technology to improve the performance and reliability of the nation’s power grid. With the recently-approved government stimulus package, funding for improvements to the electric grid is available and much focus from the government is being placed on evolving to a truly “smart grid.”
Our Responses to These Industry Trends
          The rapid evolution of the markets that we operate in and target requires us to constantly evaluate our business strategy. We evaluate our market position, internal capabilities, and the possible options for the Company to pursue. We strive to balance investment activities with financial performance and manage the risk of our actions.
          In response to these industry trends, the Company expended significant time and effort in 2008 in conducting a full strategic review of all aspects of its business and potential strategic alternatives. As described above, following completion of this review, the Company determined to focus its strategic efforts and resources on the telecom service assurance market, where we have an installed customer base, and use this position to expand into adjacent markets.
          In furtherance of our refocused strategy, we continue to focus on a number of areas. First, we intend to extend our solution offerings to next-generation networks and services. We continue to add capabilities to our existing hardware products and also to extend software capabilities to next-generation networks. Second, we intend to aggressively protect our network assurance leadership position in the access network by strengthening our existing customer relationships with new extensions of our existing products. We will defend our position against our competition while increasing our value to our customers. Third, as we also need to develop products in new areas of growth to be successful in the longer term, we intend to expand our reach into new markets. In this area, we are looking to expand our telecommunications network assurance offerings as well as exploit new area such as the power utility market. And finally, we intend to improve our operating efficiency through improvements to our operating structure that will provide long term benefits.
Telecommunications Solutions
          Our telecommunications solutions are the focus of our business. As a result of our strategic review process, we concluded that our embedded customer base, system sales expertise, and our long term service contracts were significant assets to leverage in our telecom business. We also determined that our best opportunity for improving the Company’s long-term performance was to build upon the strength of the Company’s test system software platforms, which is at the center of our network service assurance offerings.
          We believe our expanded service assurance strategy, if successful, can provide long-term growth to enhance the value of Tollgrade for the benefit of our shareholders. We believe that by focusing on our service assurance solutions we can expand our addressable market, use our incumbent position with customers as a platform to provide solutions and services in new areas and thereby enhance the value of our long term contracts. We began to actively implement this strategy during the fourth quarter of 2008 and will continue to pursue this strategy in 2009. We also see areas to extend this strategy through our service offerings, in addition to our software strategy. We believe the strength of our relationships allows us the opportunity to expand our service offerings into new capabilities, including significant outsourcing and managed service offerings. These services, coupled with our hardware and software capabilities, could provide a strong base with significant opportunity beyond the current product offerings.
          With our software strategy, we believe there is an opportunity to utilize a single software platform to serve multiple applications and product areas. We intend to use our 4TEL and LoopCare software incumbency and extend testing coverage to next generation network architectures. As discussed in the industry trends, many new network elements have embedded test and monitoring functions. These functions and the data from these elements can be integrated in to an overall access network service assurance solution. Data from these systems can be acquired, analyzed and presented to the customer call center users much the same way as our current systems do today.
          We are in the process of extending our software platforms to take advantage of this new exposed network data and integrate such data with and into our dispatch analysis system. This will allow the operators to continue their existing business processes while we extend their test coverage to new services in a manner that does not require customers to add additional technical skills to their organizations. These new software capabilities can be coupled with our own test probe hardware, or it can be offered as a stand alone as a software solution. We have and will continue to include customer input and feedback into our strategy in this area.
          We continue to actively promote and sell our telecommunication hardware product lines. Coupled with our software platforms, we offer a complete integrated testing system with our hardware. Our latest IP Service Assurance Test Probe, the DigiTest ICE, is squarely aimed at testing Triple Play voice, video and data services over emerging fiber to the curb or cabinet broadband access networks. These lower line count remote sites require cost optimized test probes and greater IP test capabilities to fulfill the requirements of triple play testing. Our ICE roadmap includes additional IP test capabilities as well as ethernet test features. With ICE, the customer will be able to quickly Isolate VoIP, IPTV and high speed internet access troubles, verify the network performance, and synch with broadband equipment to validate connectivity and throughput. The DigiTest ICE was designed to provide both metallic and multi-layered DSL testing to help service providers install and maintain broadband triple play services within traditional and hybrid fiber copper networks.
          We also continue to actively market and sell our other DigiTest hardware products as well as the LDU and N(x)Test product families. We continue to look for opportunities to consolidate our product lines where possible. We will continue to manage the opportunities for legacy product lines versus the costs of maintaining them.
Cable Solutions
          For over 10 years, we have competed in the cable status monitoring market. In 2003, we purchased the Cheetah product line from Acterna, LLC to expand our position in the market and expand upon our customer relationships. With the addition of the Cheetah product line, we became a supplier of status monitoring hardware and software to nearly every major cable company. Since 2003, it has been a challenge to replace the revenue provided by proprietary status monitoring products while we introduce DOCSIS-based status monitoring products. Simultaneously, increased competition, reduced margins through rapidly declining prices, and key outbound relationships were challenged. We have worked to re-establish our outbound relationships with OEM and channel partners and develop new and innovative products to bring to the marketplace.
          At the end of 2008, we introduced our new single-chip embedded cable modem technology, which enables us to increase functionality while standardizing a single cable modem across our entire cable product line. We expect that the availability of this technology will help to address both our margin related issues as well as introducing an improved and more competitive product line. We also introduced our first DOCSIS-based fiber node monitoring product in 2008. We see this as a new market segment that offers growth potential across multiple partner relationships. In 2009, we are planning to introduce additional varieties of transponders for multiple fiber node manufacturers to increase our market coverage and growth opportunity.
          We are also introducing an End of Line monitoring product which connects to the end of the hybrid fiber coax branch and provides a remote test point for measuring the video channels and the DOCSIS channel to perform remote tilt measurements as well as automated FCC level testing. This is a new product that offers expansion opportunities into new areas that are not as price sensitive and competitive as our traditional transponder market segments.
          We continue to explore strategic opportunities with our cable business. We have an impressive installed base of customers, outbound OEM partners, and overall product portfolio. We will continue to support our existing customers to ensure the value of our products and services. While we have seen declines in our cable revenue based on reduced market demand in traditional products, we are attempting to replace those declines through other customer accounts and new product offerings.
Expansion into Adjacent and Other Market Segments
          As part of our strategy to expand into adjacent and new market segments, starting in 2006, we began investigating the power utility industry for expansion opportunities. This led to the prototype and beta product trials in 2007 of our LightHouse system with potential new utility customers. This activity culminated in the general availability of the first version of the solution offering in the first quarter of 2009. This development effort was also intended to diversify and expand the Company’s business opportunities. Much of the underlying LightHouse system components are similar to those in our telecommunications and cable solutions, which lowered our market entry costs while increasing the probability of successful product development, stability and features.
          In the power utility market, we are again focused on the access side of the utility network, from the substation out to the end customers. This area of the network is largely unmonitored and utilities have very little real-time proactive data to manage this section of the network. Many issues are causing utilities to focus on increased monitoring and real time management of their network. The aging of distribution assets is causing increased reliability problems while regulatory pressure is driving new reliability standards. An aging workforce is causing a shortage of skilled labor and an increasing demand for automation. This convergence of factors, coupled with the current stimulus package represents a market window of opportunity for our solution.
          Similar to our other market solutions, our solution consists of hardware sensors, aggregation points and a centralized software platform. The hardware sensors sit directly on medium voltage lines which monitor current, electric field, conductor temperature and harmonics, reporting significant events such as faults, outages, and power restoration. The aggregator collects all of the data coming wirelessly from the line sensors and connects into the utility’s data network passing the data to our software platform. The centralized software platform is a server-based architecture that consolidates all measurements and events, provides map-based viewing and analysis, and also provides northbound interfaces to other systems like outage management and supervisory control and data acquisition systems (“SCADA”) via standard application program interfaces (“APIs”).

          We believe that smart grid sensors and software to remotely monitor expensive equipment can enable electric utilities to meet demands for improved grid reliability, faster response to disturbances, increased energy efficiency and more cost-effective management of assets. We are developing a sensor technology that will provide utilities with a snapshot of the grid’s current status for fault and equipment problem location and historical data to enable better economic decisions about asset operations and maintenance, plus more accurate load research and forecasting. Our value proposition focuses on providing outage identification and fault location as well as asset management and system planning capabilities for our customers. We help our customers improve the reliability of their distribution networks.
          We also see significant opportunities in adjacent market segments in areas such as managed services and outsourcing, optical fiber test systems, wireless network service assurance, among others. We continue to explore a variety of new areas for the Company to determine if there is an appropriate market entry point and differentiated product offerings that we can provide.
Diversification and Acquisitions
          We have historically focused our efforts in test and measurement products targeted at both telecommunications and cable service providers. Since 2001, we have made four acquisitions, allowing us to consolidate our positions in telecommunications line test and cable status monitoring markets. While this consolidation strategy provided for relatively stable financial performance, it has not provided significant growth opportunities for the business. The acquisitions allowed the Company to consolidate our positions in markets with stable to declining revenue potential. We have strong positions in a number of these segments that can be used to support our strategy going forward. Our focus now is to identify, plan and enter growth markets.
          In August 2007, we acquired the Broadband Test Division (“BTD”) from Teradyne, Inc. This acquisition significantly enhanced our global reach in our core test and measurement market and allowed us to diversify our telecom business and consolidate the telecom line test market. The revenue footprint of BTD was largely international, such that our revenue from international customers was 41%, 39% and 27% of our total revenue in 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, sales to customers in the Americas (excluding the United States) were approximately $4.0 million or 17% of international sales; sales to customers in EMEA were $18.1 million or 78% of international sales; and sales to customers in Asia Pacific were $1.1 million or 5% of international sales. For the year ended December 31, 2007, sales to customers in the Americas (excluding the United States) were approximately $5.6 million or 22% of international sales; sales to customers in EMEA were $19.8 million or 76% of international sales; and sales to customers in Asia Pacific were $0.5 million or 2% of international sales. For the year ended December 31, 2006, sales to customers in the Americas (excluding the United States) were approximately $3.9 million or 22% of international sales; sales to customers in EMEA were $11.8 million or 66% of international sales; and sales to customers in Asia Pacific were $2.2 million or 12% of international sales. Furthermore, the Company enjoys a stream of software maintenance revenue from international sources, which was strengthened as a result of our BTD acquisition.
          We will look to utilize our cash resources for additional use in ongoing business or strategic partnerships and other transactions to accelerate our strategy. One key to the refocused strategic approach is to engage in partnerships, whether with technology or business partners. Partnerships can allow us to expand our system solutions into adjacent market segments, while mitigating certain risks. We actively manage our product portfolio based on the market opportunity, risk and contribution level to the business. We will look at opportunities to accelerate our time to market and expansion into adjacent markets where possible. While we look to capitalize on the strength of partnerships, we will examine and entertain acquisition and merger opportunities if they are in the best interests of our shareholders and the long-term growth of the business. We continue to explore alternatives to enhance and expand our test and measurement global footprint to strengthen our position in our core or adjacent markets.
Realignment of Resources
          In the first quarter of 2008, the Company initiated certain strategic initiatives designed to better align its resources with growth opportunities in current, adjacent and new markets. In addition, as part of the realignment initiative, the Company reallocated resources in 2008 to the new LightHouse product initiative as described above. Should the Company find that the measures taken to date are not sufficient, other cost or strategy initiatives may be implemented.
          In October 2008, the Company announced the results of the strategic alternatives review and our refocused strategy. As the strategy is implemented, additional resources were shifted to new product initiatives, moving them from older product lines. This activity will continue as we move forward and examine new market segments that we believe offer opportunity for long-term growth.

Other Company Trends
          In addition to the industry and product trends that we have already discussed, our operating results have fluctuated and may continue to fluctuate from time to time as a result of various other factors, including the timing of orders from, shipments to, and acceptance of software by, the large domestic carrier customers and significant international and independent telephone companies. This timing is particularly sensitive to various business factors unique to each of our larger customers, including their relationships with various organized labor groups and a tendency for some of them to place large orders for shipment of hardware and software toward the end of a quarter, which may result in orders placed in one quarter not being filled until the next period. Furthermore, our product sales have become more project-oriented in the last few years, with large portions of revenue from those projects being conditioned on acceptance of large orders or phases, which might move from quarter to quarter. In addition, the markets for some of our products, such as our system test products and cable products, are highly competitive. Due to the rapidly evolving market in which these products compete, additional competitors with significant market presence and financial resources could further intensify the competition for these products.
          We believe that the changes outlined above and others within the telecommunications marketplace, industry consolidation, as well as our continuing efforts to expand our customer base and product offerings, have required us to grant more favorable terms to some of our customers, which has and is expected to continue to result in pressure to our gross margins. Although we will continue to strive to meet the demands of our customers, which include delivery of quality products at an acceptable price on acceptable terms, we can provide no assurance that we will be successful in negotiating acceptable terms and conditions with our customers or that these continuing efforts by our large domestic carrier customers to consolidate their inventory and product procurement systems will not cause fluctuations or delays in our order patterns or order cancellations.
          Our 2008 results reflected revenues from Services of approximately 42%, compared to approximately 26% and 21% in 2007 and 2006, respectively. The increase in revenues from Services in 2008 is attributed to the contribution from revenues from our BTD acquisition on August 1, 2007, which had largely a service-oriented revenue base. Further, we expect predictability of revenues from this portion of the business to improve. During 2008, the remainder of our revenue, or 58% of the consolidated total, was comprised of sales of software and hardware products to new or existing customers.
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
Revenue Recognition
          We market and sell test system hardware and related software to the telecommunications and cable industries. The Company follows Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” for hardware and software sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The bulk of our hardware sales are made to the large domestic carriers and European Telcos and other large customers. Delivery terms of hardware sales are predominantly FOB origin. Revenue is recognized for these customers upon shipment against a valid purchase order. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue is deferred unless the Company can objectively determine delivery occurred before the end of the applicable reporting period. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers and/or those in weak financial condition.
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
Goodwill and Intangible Assets
          At December 31, 2008, we had net intangible assets of $36.9 million resulting from the acquisitions of the LoopCare product line in September 2001, the Cheetah product line in February 2003, the test business of Emerson in February 2006 and the Broadband Test Division of Teradyne, Inc. in August 2007. In connection with these acquisitions, we utilized the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that goodwill, as well as any indefinite-lived intangible assets, not be amortized for financial reporting purposes. Finite-lived intangible assets are amortized on a straight-line basis or an accelerated method, whichever better reflects the pattern in which the economic benefits of the asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
Sensitivity Analysis
          Certain portions of the telecom market serviced by the Company’s products are evolving and, when appropriate, management reviews the impact of such changes on the key assumptions underlying the valuation of each of its intangible assets. Technological advances, as well as potential changes in strategic direction by any of the Company’s key telecom or cable customers, could result in an impairment or substantial reduction in one or more of the estimated lives over which the respective intangible asset(s) is/are currently being amortized. The following table lists intangible assets with a remaining life at December 31, 2008:

	Years
				Twelve-month
		Remaining	Carrying	Rolling
		Life at	Value at	Projected
Asset Description	Life	12/31/08	12/31/08	Amortization
			(in millions)

LoopCare
Base Software	10	2.75	$1.2	$0.5
Post-Warranty Maintenance Service Agreements	50	46.75	29.9	0.6
Emerson
Proprietary Technology	5	2.25	0.3	0.1
Broadband Test Division
Post-Warranty Maintenance Service Agreements	48	46.60	1.0	0.3
Post-Warranty Maintenance Service Agreements	20	18.60	2.3	0.5
Post-Warranty Maintenance Service Agreements	10	8.60	0.5	0.1
Post-Warranty Maintenance Service Agreements	6	4.60	0.1	—
Technology	3-10	1.60-8.60	0.6	0.1
Customer Relationships	10	8.60	0.5	0.2
Other	0.5-10	0.25-9.00	0.5	0.3

			$36.9	$2.7

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

          Due to our lower than expected operating results for the first quarter of 2008, subsequent to quarter-end, management undertook a review of our revenue and earnings expectations for the remainder of the year. As a result of this review, in April 2008, management made significant revisions to its 2008 financial outlook. These revisions were based on lower than expected second quarter results and deepening concerns about the impact of further deteriorations in general economic conditions and the resulting effect on our markets. As a result, management determined that certain long-lived assets primarily in our cable business were impaired, and as a result we recorded non-cash charges during the first quarter of 2008 of approximately $3.3 million. During the fourth quarter 2008, based on our review of the financial outlook, there were no triggering events and no further asset impairments were required.
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
          Inventory realization is considered a critical accounting estimate since it relies in large part on management judgments as to future events and differing judgments could materially affect reported net income. During the first quarter of 2008, Tollgrade announced a restructuring program which included the discontinuance of various products that are not part of the Company’s strategic focus. As a result of this review, we recorded an inventory write-down of $0.7 million for the year ended December 31, 2008.
Allowance for Doubtful Accounts
          The allowance is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current conditions that may affect a customer’s ability to pay.
          If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and an additional allowance could be required, which could have an adverse impact on our revenue.
Income Taxes
          We follow the provisions of SFAS No. 109, “Accounting for Income Taxes,” in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We evaluate all deferred tax assets based on our current outlook, and, as of December 31, 2008, substantially all U.S. federal and state deferred tax assets and certain foreign net deferred tax assets, except to the extent of deferred tax liabilities, have been eliminated through the recording of a valuation allowance, as we are presently unable to determine that it is more likely than not that these net deferred tax assets will be realized. On January 1, 2007, the Company adopted Financial Standards Accounting Board Interpretation No, 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The adoption of this interpretation did not require a material cumulative effect. We recognize interest and penalties related to uncertain positions in income tax expense.
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
Long-Lived Assets Held for Sale
          We classify long-lived assets as held for sale when certain criteria are met, including: Management’s commitment to a plan to sell the assets and has the authority to approve the action; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets.
          We measure long-lived assets to be disposed of by sale at the lower of carrying amounts or fair value less cost to sell. Fair value for the assets held for sale is determined based on management’s estimates of market value.
          For those product line net assets where management has committed to a plan to divest, all product line assets are be valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the product line assets exceeds its estimated fair value, an impairment loss is recognized. Fair values are estimated using accepted valuation techniques such as a DCF model, valuation performed by third parties, earning multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, sales volumes and prices, cost and expenses, and multiple other factors. Management considers historical experience and all available information at the time estimates are made; however, the fair values that are ultimately realized upon the sale of product line net assets to be divested may differ from the estimated fair values reflected in the Consolidated Financial Statements. Depreciation is no longer recorded on product line assets which are to be divested once they are classified as held for sale.
          For product line assets classified as assets held for sale, the balance sheet and cash flow amounts are reclassified from their historical presentation to assets and liabilities of operations held for sale.
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
          In the first quarter of 2008, the Company implemented additional restructuring initiatives as part of our strategic plan aimed at increasing efficiency and reducing costs. These initiatives were intended to realign existing resources to new projects, reduce the Company’s engineering staff for better alignment of resources with opportunities, make changes in field service and sales staffing to reflect continuing consolidations among our customer base and full integration of prior acquisitions, and reduce the number of senior management positions as a result of integrating talent from acquisitions along with a review of the management structure. During the first quarter of 2008, the Company eliminated approximately 30 positions and an additional 15 positions were reassigned to new projects. In addition, a comprehensive review of all consolidated incentives was completed, and certain product lines were discontinued as they were not considered strategic to the Company’s marketing plan going forward. During the fourth quarter 2008, remaining charges associated with this restructuring were insignificant.
Pension Benefits
          We sponsor defined benefit pension plans for three employees based in Germany, four employees based in Belgium and two employees based in the Netherlands. Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life of employees participating in these plans. This estimation requires our judgment about the discount rate used to determine these obligations, rate of future compensation increases, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.

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
Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
Revenue
          Revenue for the year ended December 31, 2008 was $57.2 million, a decrease of $9.4 million, or 14.1%, from our revenue of $66.6 million for the year ended December 31, 2007. The decline was across all product lines except Services. Services increased $6.2 million in 2008 largely due to the inclusion of a full year’s revenue contribution from the contracts acquired in connection with the BTD acquisition in the third quarter of 2007.
          Services revenue consists of installation oversight and product management services provided to customers and fees from software maintenance agreements. Service revenues were approximately $23.9 million in 2008 compared to $17.7 million in 2007. The increase in 2008 is largely due to the inclusion of a full year’s revenue contribution from contracts acquired from the BTD acquisition. Services revenues accounted for approximately 41.8% of 2008 revenue, compared to 26.6% of 2007 revenue.
          Sales of our MCU product line in 2008 were $8.9 million, compared to $12.7 million in the previous year, which represents a decrease of approximately $3.8 million, or 29.9%. While the MCU is a mature product, it continued to provide meaningful contribution to revenue and margin in 2008. The decline in MCU revenue was primarily due to the non-recurrence of a large project in one of our major domestic carriers, as well as lower capital spending by our customers in traditional POTS networks. The MCU product line accounted for approximately 15.6% of 2008 revenue, compared to 19.1% of our 2007 revenue.
          Sales of the Company’s System Test product lines (including sales of stand-alone LoopCare, 4TEL, and Celerity software products) were $18.0 million, a decrease of approximately $5.4 million, or 23.1% from the prior year. System Test product line revenues decreased in 2008 primarily as a result of the conclusion of certain international projects involving DigiTest products at the end of 2007. This decline was offset, in part, by increased sales of LDU products and software applications in both international and domestic markets and our first domestic sale of the DigiTest ICE product. The System Test product line revenue accounted for 31.5% of 2008 revenue compared to 35.2% of 2007 revenue. During 2008, we continued to experience lower sales to independent carriers than those experienced in 2007 due to changes in network deployment architecture. We expect to see this trend continue at least for the near term, but new product solutions, including the DigiTest ICE product, need to rapidly gain market share in order to offset these declines. We do not expect revenues in these markets to return to historical levels unless the modifications that we have made to our product offerings, specifically DigiTest ICE, begin to gain market traction.
          Sales of cable hardware and software products were $6.4 million in 2008, a decrease of $6.4 million, or 50% from our revenue of $12.8 million for the year ended December 31, 2007, which included a large bulk buy of transponder hardware early in that year, which did not recur in 2008. Overall sales of cable hardware and software products were 11.1% of 2008 revenue, a decrease from 19.2% of 2007 revenue. Sales of cable hardware and software are largely dependent on sales to one large OEM partner and directly to certain domestic MSOs. During 2008, the Company experienced declines from both of these customer segments due to overall declines in macroeconomic conditions, decline in demand for the current generation of the Company’s cable product offerings and the continued effect of sales of competitive DOCSIS-based equipment into our customer accounts.
Gross Profit
          Gross profit for 2008 was $24.8 million compared to $32.7 million for 2007, a decrease of approximately $7.9 million, or 24.2%, from the previous year. The decrease in gross profit was due primarily to the approximate 14% decline in revenue. Additionally, gross profit for 2008 included charges related to impairments of certain intangible assets as well as inventory obsolescence charges associated with the Company’s move to two new contract manufacturers from a former contract manufacturer, totaling $4.1 million. These charges were $1.8 million higher than similar charges recorded in 2007. Gross profit as a percentage of revenue decreased to 43.3% for 2008 from 49.2% for 2007. This decrease as a percentage of revenue is due primarily to the increase in impairment and inventory related charges.
Selling and Marketing Expenses
          Selling and marketing expenses consist primarily of personnel costs as well as commissions and travel expenses of direct sales and marketing personnel, and costs associated with various promotions and related marketing programs. Selling and marketing expenses for 2008 were $8.5 million, or 14.8% of revenues, compared to $10.2 million, or 15.4% of revenues for 2007. The decrease in selling and marketing expenses is primarily due to reductions in the work force which occurred in early 2008 and declines in stock compensation, travel and consulting fees.
General and Administrative Expenses
          General and administrative expenses consist primarily of personnel costs for finance, administrative and general management personnel as well as accounting, legal and insurance expenses. General and administrative expenses for 2008 were $9.6 million, or 16.8% of revenue, compared to $9.9 million, or 14.8% of revenues for 2007. The decrease is primarily attributable to the reversal of stock compensation expense in 2008 related to forfeiture of performance based restricted shares that were granted to certain members of management in 2007.
Research and Development Expenses
          Research and development expenses consist primarily of personnel and other costs associated with the development of new products and technologies, including the DigiTest, LDU, Cheetah, LoopCare, 4TEL, and LightHouse product lines. Research and development expenses for 2008 were $13.1 million, or 22.9% of revenue, compared to $13.6 million, or 20.4% of revenue for 2007. The decrease in research and development expense is primarily due to reductions in the work force which occurred in early 2008.
Restructuring Programs
          During the first quarter of 2008, the Company announced a restructuring program which included the realignment of existing resources to new projects, reductions in the Company’s engineering staff, changes in field service and sales staffing and a reduction in the number of senior management positions. The total expense associated with the restructuring program recorded in 2008 was $1.2 million including a $0.7 million charge for inventory associated with products that were no longer part of the Company’s future strategic focus. This program was completed in 2008 and no additional expense is expected.

          The components of the charge and accrual at December 31, 2008 for this program are as follows (in thousands):

	Balance at				Balance at
	December 31,	Restructuring	Cash	Asset write-	December 31,
	2007	charge/expense	payments	downs	2008

Severance	$—	$494	$(494)	$—	$—
Inventory write-down	—	738	—	(738)	—

Total	$—	$1,232	$(494)	$(738)	$—

          During the third quarter of 2006, the Company announced a restructuring program which included the consolidation of the Company’s operations at its leased Sarasota facility, discontinuance of various products and the write-down of certain fixed assets and real estate. In 2008, we continued to record certain additional restructuring costs and refined estimates related to employee relocation and lease termination costs totaling less than $0.1 million. The total expense incurred as a result of this program was $7.1 million.
          The components of the charges and accruals at December 31, 2008 for this program were as follows (in thousands):

	Balance at				Balance at
	December 31,		Cash	Asset write-	December 31,
	2007	Expense	payments	downs	2008

Facility rationalization including employee costs	$103	$29	$(116)	$(16)	$—
Real estate impairment	—	8	—	(8)	—

Total	$103	$37	$(116)	$(24)	$—

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
          In conjunction with the acquisition of BTD, the Company committed to a plan to close the acquired Deerfield, Illinois facility and to relocate from the then-existing Bracknell, England location to another facility within Bracknell, England. At the same time, we offered selected employees benefits to relocate them to our corporate headquarters in Cheswick, Pennsylvania on or prior to August 1, 2008. The employee relocation and facility closure costs were approximately $0.5 million. These costs were accounted for under Emerging Issue Task Force No. 95-3 (EITF 95-3) “Recognition of Liabilities in Connection with a Purchase Business Combination.”
Severance and Related Expenses
          Effective October 17, 2008, the Company’s Chief Financial Officer, Samuel C. Knoch separated from employment with the Company. In connection therewith, the Company entered into a separation and mutual release agreement dated November 21, 2008, pursuant to which, the Company agreed to pay Mr. Knoch approximately $0.1 million plus any vacation and other cash entitlements that were accrued as of the date of termination of employment, medical, dental and vision benefits for twenty six weeks after the date of execution of the agreement and certain outplacement services, in exchange for certain customary representations and covenants from Mr. Knoch and mutual releases of liability. The Company recorded a total charge in the fourth quarter of 2008 related to Mr. Knoch’s separation of approximately $0.1 million.
          Effective October 17, 2008, the Company’s Vice President, Operations, Matthew J. Rosgone separated from employment with the Company. In connection therewith, the Company entered into a separation and mutual release agreement dated November 28, 2008, pursuant to which the Company agreed to pay Mr. Rosgone approximately $0.1 million plus any vacation and other cash entitlements that were accrued as of the date of termination of employment, medical, dental and vision benefits for forty two weeks after the date of execution of the agreement and certain outplacement, in exchange for certain customary representations and covenants from Mr. Rosgone and mutual releases of liability. The Company recorded a total charge in the fourth quarter of 2008 related to Mr. Rosgone’s separation of approximately $0.2 million.
          Charges for severance in the fourth quarter of 2008 also include amounts for one other executive whose employment was terminated in 2008. Charges related to the separation of such executive in the fourth quarter of 2008 were less than $0.1 million.

Impairment
          During the first quarter of 2008, the Company recorded non-cash charges totaling $4.1 million resulting from impairments of certain intangible assets related primarily to our cable testing products and an inventory write-down.
          Coincident with a decline in the value of the Company’s shares during the fourth quarter of 2007, the Company performed an impairment review of its goodwill at its measurement date of December 31, 2007. Based on our review, we concluded that our goodwill was entirely impaired and consequently recorded a non-cash charge in the fourth quarter of 2007 of approximately $25.0 million.
Other Income
          Other income, which consisted primarily of interest income, was $1.3 million for 2008, compared to $2.8 million for 2007. During 2008, the interest yields on our investments declined from approximately 5.0% to less than 3.0%, which was the primary cause of the decline in other income.
Provisions for Income Taxes
          Income taxes for 2008 were $1.1 million. During 2008, the provision for income taxes primarily relates to foreign income tax obligations generated by profitable operations in certain foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions in all jurisdictions. Additionally, the Company continued to record a valuation allowance against U.S. federal, certain foreign and certain state net operating losses incurred in 2008 as the tax benefit was deemed more likely than not to be unrealizable in future periods. The foreign deferred tax benefit recorded in 2008 relates primarily to temporary differences arising as a result of differentials between book and tax lives on intangible assets. The effective tax rate increased from 4.9% for the year ended December 31, 2007 to 19.0% for the year ended December 31, 2008.
Net (Loss) Income and Earnings Per Share
          For the year ended December 31, 2008, the net loss was $7.1 million compared to a net loss of $26.2 million for the year ended December 31, 2007. Diluted earnings per common share were a loss of $(0.54) for 2008 versus a loss of $(1.98) for 2007. Diluted weighted average shares of common stock and equivalents outstanding were 13.1 million and 13.2 million in 2008 and 2007, respectively. The reduction in the number of common shares outstanding between 2007 and 2008 is due to the Company’s repurchase of 496,918 shares during the fourth quarter of 2008 under its current share repurchase program.
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
          Sales of our MCU product line in 2007 were $12.7 million, compared to $12.0 million in the previous year, which represents an increase of approximately $0.7 million, or 5.8%. Although reflecting an increase in 2007, the overall trend in this product line is one of maturation due to the large domestic carriers’ limiting capital spending in their traditional POTS networks and the evolution of the transmission network towards end-to-end fiber. The MCU product line accounted for approximately 19.1% of 2007 revenue, compared to 18.3% of our 2006 revenue.
          Sales of the Company’s System Test product line (excluding sales of stand-alone LoopCare software products) in 2007 were approximately $21.7 million, an increase of approximately $0.2 million, or 1.0% from the prior year. The increase is associated with significant revenues from an international project in the Middle East and the inclusion of BTD related revenues, offset by lower deployments into South Africa, and lower sales to one of our large independent customers. System Test product sales accounted for approximately 32.6% of 2007 revenue compared to 32.9% of 2006 revenue.
          Sales of stand-alone LoopCare software products in 2007 were approximately $1.7 million, representing a $0.1 million, or 5.6%, decrease compared to 2006. Although only slightly lower between years, 2007 LoopCare RTU revenues were significantly lower in 2007 as a result of completion of a project in the Middle East which contributed to 2006, offset by higher revenues generated in 2007 from a project in South Africa.

          Services revenue consists of installation oversight and product management services provided to customers, fees from LoopCare and Cheetah software maintenance agreements and BTD maintenance contracts and service applications. Service revenues were approximately $17.7 million in 2007 compared to $13.8 million in 2006. The increase is largely due to the inclusion of BTD related revenues in 2007. Services revenues accounted for approximately 26.6% of 2007 revenue, compared to 21.1% of 2006 revenue.
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
Selling and Marketing Expenses
          Selling and marketing expenses consist primarily of personnel costs as well as commissions and travel expenses of direct sales and marketing personnel, and costs associated with various promotions and related marketing programs. Selling and marketing expenses for 2007 were $10.2 million, or 15.4% of revenues, compared to $10.6 million, or 16.1% of revenues for 2006. The decrease in selling and marketing expenses is related to a decrease in commission costs of $0.8 million offset by an increase in consulting costs of $0.3 million. The increase in consulting costs is associated with the BTD acquisition.
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
Research and Development Expenses
          Research and development expenses consist primarily of personnel and other costs associated with the development of new products and technologies, including DigiTest, LightHouse, next generation Cheetah hardware and software and LoopCare software. Research and development expenses for 2007 were $13.6 million, or 20.4% of revenue, compared to $13.3 million, or 20.3% of revenue for 2006. The increase in research and development expense is primarily associated with a $0.3 million increase in salaries and wages.
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

          The components of the charges and accrual at December 31, 2007 for this program are as follows (in thousands):

	Balance at				Balance at
	December 31,		Cash	Asset	December 31,
	2006	Expense	payments	write-downs	2007

Facility rationalization, including employee costs	$341	$914	$(778)	$(374)	$103
Real estate impairment	—	28	—	(28)	—

Total	$341	$942	$(778)	$(402)	$103

Severance and Related Expenses
          Effective as of November 16, 2007, Mark Peterson resigned as Chief Executive Officer and President and as a director of the Company. The Company entered into a Separation and Mutual Release Agreement (the “Agreement”) dated as of November 16, 2007 with Mr. Peterson, pursuant to which he received the following separation payments: (a) an amount equal to the sum of (i) Mr. Peterson’s base salary through November 16, 2007 (the “Agreement Date”) to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Peterson as of the Agreement Date to the extent not then paid; (b) two times his contractual annual base salary of $0.3 million for a total of $0.6 million; and (c) a lump sum payment of $14,000. The Company agreed to pay all premiums on behalf of Mr. Peterson to continue medical insurance for his immediate family through the second anniversary of the Agreement Date. Additionally, the Company has agreed to continue to indemnify Mr. Peterson, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Agreement Date, for his actions or omissions in his capacity as an officer or director of the Company at or prior to the Agreement Date. The Company recorded a total charge in the fourth quarter of 2007 related to Mr. Peterson’s separation of approximately $0.7 million. Mr. Peterson was also entitled to receive any vested benefits payable to him under the terms of any employee benefit plan or program of the Company in accordance with the terms of such plan or program. Under the terms of the Agreement and the Company’s 1995 Long-Term Incentive Compensation Plan (as amended through January 24, 2002), all options to acquire shares of the Company’s common stock held by Mr. Peterson were fully vested prior to the Agreement Date and remained exercisable by Mr. Peterson for one year thereafter. Because those options were not exercised during that one year period, the vested options were forfeited.
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
Provisions for Income Taxes
          The Company’s effective tax rate for 2007 was a charge of 4.9% of pre-tax loss, compared to a benefit of 39.8% in 2006. During 2007, we recorded a valuation allowance of $9.9 million against a portion of the Company’s deferred tax assets as it was deemed more likely than not that these assets would not be realizable in future periods. During 2006, we determined that a valuation allowance of $0.7 million was required related to our ability to use net operating losses for various states.
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

Liquidity and Capital Resources
          Global financial markets have been under stress due to poor lending and investment practices and sharp declines in real estate values. As a result, broad-based tightening of credit conditions has occurred which has restrained economic growth. Despite the tightening of credit markets around the world, we continue to have available liquidity due to our strong cash position at the end of 2008.
          Cash and cash equivalents and short-term investments increased to $60.4 million at December 31, 2008 from $58.9 million at December 31, 2007. The $60.4 million of cash, cash equivalents and short-term investments are unrestricted and available for corporate purposes, including acquisitions, research and development and other general working capital requirements. We had working capital of $75.5 million as of December 31, 2008, a decrease of $1.6 million, or 2.1%, from the $77.1 million of working capital as of December 31, 2007. The increase in cash, cash equivalents and short term investments from December 31, 2007 is largely attributable to positive cash flow from operations, which offset a reduction in interest income on investments and a slight decrease in working capital. Also, during the fourth quarter 2008, we used approximately $2.2 million to repurchase 496,918 shares of our common stock under our share repurchase program. Repurchases were made in open market transactions. Future repurchases may commence or be discontinued at any time.
          At December 31, 2007, cash and cash equivalents and short-term investments decreased to $58.9 million from $62.7 million at December 31, 2006. We generated sufficient cash flow from the operations to sustain our capital spending and to fund our BTD acquisition in 2007. The $58.9 million of cash, cash equivalents and short-term investments are unrestricted and available for corporate purposes, including acquisitions, research and development and other general working capital requirements. We had working capital of $77.1 million as of December 31, 2007, a decrease of $6.1 million or 7.3% from the $83.2 million of working capital as of December 31, 2006. The decrease in cash, cash equivalents and short term investments from December 31, 2006 is largely attributable to the $11.9 million purchase of BTD from Teradyne, Inc.
          Our inventories decreased $3.0 million to $10.7 million at December 31, 2008, compared to $13.7 million at December 31, 2007. The decrease in inventory is part of the Company’s overall strategy to reduce working capital resources and work toward implementing a best in class outsourced manufacturing supply chain.
          Our inventories increased $5.1 million to $13.7 million at December 31, 2007, compared to $8.6 million at December 31, 2006. This increase was related to a number of factors, including inventory stocks purchased in connection with the BTD acquisition, raw material purchases made to build existing products as well as acquired BTD products, and additional investments in consigned inventory related to one of the Company’s contract manufacturers who was expected to return to full turnkey vendor status in 2007 but for liquidity reasons has been unable to do so. During 2008, the Company transitioned away from this contract manufacturer.
          Overall, we generated cash from operating activities of $4.6 million in 2008 compared to $10.4 million in 2007. The decrease in cash flow from operating activities is primarily attributable to payments in 2008 related to certain inventory components, warranty items and royalty obligations that had grown in 2007. In 2007, we generated cash from operating activities of $10.4 million compared to $1.7 million in 2006. The increase in cash flow is attributable to significant cash collections in 2007 related to project-related business, much of which began in 2006 but concluded in 2007.
          Cash used for investments in asset acquisitions and capital expenditures was $0.5 million in 2008, compared to $14.2 million in 2007. The decreased requirements were primarily related to the funds utilized for the acquisition of BTD in 2007. The Company also received $0.3 million in 2008 related to its continuing liquidation of assets held for sale. In 2007, exclusive of net investment transfer activity, cash used in investing activities was $13.3 million compared to cash used in investing activities of $6.9 million in 2006. The increased requirements were due to increased funds utilized for the BTD acquisition and capital expenditures, offset in part by receipt of cash for assets held for sale.
          We made capital expenditures, including capitalized software, of $0.5 million, $2.3 million and $1.2 million in the years ended December 31, 2008, 2007 and 2006, respectively. Our 2008, 2007 and 2006 capital expenditures were primarily related to ongoing business requirements. Planned capital expenditures for 2009 are approximately $1.7 million, including projects for test fixtures, development system, and computer and office equipment. At December 31, 2008, we had no material commitments for capital expenditures.
          Amended effective December 19, 2006, the Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility, expiring on December 19, 2009. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of our maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are payable quarterly at the rate of 0.25% per annum on the average unused commitment. As of December 31, 2008 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements in 2009. Because the global capital and credit markets have been severely constrained, after the Facility expires we may not be able to obtain replacement financing or, even if we are able to obtain replacement financing, such financing may not be upon the same or substantially similar terms or may contain more onerous debt covenants that may be difficult for the Company to achieve.
          During 2008, the decline in global economic conditions prompted reductions in interest rates. The reduction in interest rates had an adverse affect on the performance of our investment portfolio. Interest income for the year ended December 31, 2008 was $1.5 million compared to $2.8 million for the year ended December 31, 2007. Additionally, during 2008, the strengthening U.S. dollar adversely affected the translation value of cash balances held in foreign currencies.

          On October 28, 2008, the Board of Directors approved a share repurchase program, pursuant to which the Company could repurchase common stock with an aggregate share value of up to $15 million with no expiration date. Such purchases could be made through open market transactions and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock and, at the Board’s discretion, may be suspended, discontinued or modified at any time. As of December 31, 2008, the Company had acquired 496,918 shares pursuant to this program at a total cost of $2.2 million.
          On July 25, 2007, the Board of Directors approved a share repurchase program, pursuant to which the Company could repurchase up to one million shares of the Company’s common stock through December 31, 2007. Such purchases could be made through open market transactions and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. In 2007, the Company had acquired 113,491 shares pursuant to this program at a total cost of $1.1 million. This plan expired on December 31, 2007.
          On December 31, 2006, one of our former share repurchase programs expired. Since that repurchase program was instituted in April 1996 and as of December 31, 2006, the Company had repurchased 461,800 shares of common stock. The repurchased shares were authorized to be utilized under certain employee benefit programs.
          The impact of inflation on both the Company’s financial position and the results of operations has been minimal and did not adversely affect our 2008, 2007 and 2006 results nor is it expected to adversely affect our 2009 results. Our financial position enables us to meet our cash requirements for operations and capital expansion programs.
          As part of our strategic plan, in the first quarter of 2008, the Company began to implement initiatives aimed at increasing efficiency and reducing costs. These initiatives were expected to generate approximately $3.7 million of cost savings annually and realigned existing resources to new projects, reduced the Company’s engineering staff for better alignment of resources with opportunities, made changes in field service and sales staffing to reflect continuing consolidations among our customer base and full integration of prior acquisitions, and reduced the number of senior management positions as a result of integrating talent from acquisitions along with a review of the management structure. The Company eliminated approximately 30 positions and an additional 15 positions were reassigned to new projects. As a result of these measures, the Company recorded and paid a non-recurring cash charge of approximately $0.5 million in the first quarter of 2008 for severance and related benefits. Also, during the fourth quarter of 2008, in connection with the separation from employment of three executives, the Company recorded and paid a non-recurring cash charge of approximately $0.4 million for severance and related benefits.
Off-Balance Sheet Arrangements
          As a matter of policy, we do not engage in transactions or arrangements with unconsolidated or other special purpose entities.
Commitments and Contractual Obligations
          The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for the Cheswick facility expires on June 30, 2009 and the Company is currently exploring options with respect to this location. The office lease for the Sarasota facility was terminated on February 29, 2008. On November 27, 2006, we entered into a lease agreement for space in Piscataway, New Jersey, which commenced on March 1, 2007. This space replaces the lease for the Bridgewater location and expires April 30, 2012. The office space in the Deerfield, Illinois facility expired on July 31, 2008. During 2007, we had temporary leased space in Deerfield, Illinois which expired on June 30, 2008. The office lease for the Bracknell, United Kingdom facility expires on December 24, 2012. The office lease for the Kontich, Belgium facility expires on April 1, 2012. The office lease for the Wuppertal, Germany facility expires on January 31, 2010. The Company is also involved in various month-to-month leases for research and development and office equipment at all six locations. In addition, all three of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments, none of these commitments are material.

     Minimum annual future commitments as of December 31, 2008 are (in thousands):

	Payments due by period
					More than 5
	Total	Less than 1 year	1-3 years	3-5 years	years

Operating Lease Obligations	$2,010	$704	$994	$312	$—
Purchase Obligations	138	75	42	21	—
FIN 48 Obligations	489	—	489	—	—
Pension Obligations	914	25	—	—	889

Total	$3,551	$804	$1,525	$333	$889

          The lease expense was $1.2 million in 2008 and $1.3 million in 2007 and $1.6 million in 2006.
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
Key Ratios
          The Company’s days sales outstanding in trade accounts receivable were 70 and 83 days at December 31, 2008 and 2007, respectively. The decrease is primarily the result of the completion of certain significant international contracts and the timing of related cash collections. The Company’s inventory turnover ratio was 2.3 at December 31, 2008 and 2.8 at December 31, 2007. The decrease resulted from a decline in hardware sales in 2008. Both of these ratios are determined based on twelve month moving averages.
Recently Adopted Accounting Pronouncements
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
          SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, except for pension plan assets in regards to the funded status of pension plans recorded on the consolidated balance sheet, and financial liabilities, did not have a significant impact on the Company’s financial statements. The Company expects this adoption to impact the way in which we calculate fair value when conditions exist that require us to calculate the fair value of long-lived assets; however, the Company does not expect this adoption to have a material impact on our financial statements.
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
          The fair value of cash equivalents was $48.0 million and $44.8 million at December 31, 2008 and 2007, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.
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
Recently Issued Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect this adoption to have a material impact on our financial statements.
          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for the Company on January 1, 2009. The Company does not expect this adoption to have a material impact on our financial statements.
          In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP 132(R)-1 amends SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect this adoption to have a material impact on our financial statements.
          In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on January 1, 2009. The adoption of this Statement is not expected to have a material impact on our financial statements.

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

	March 29,	June 28,	September 27,	December 31,
	2008(2)	2008(3)	2008(4)	2008(5)

Revenue(1)	$13,184	$14,597	$15,206	$14,237
Gross profit(1)	2,518	7,342	8,196	6,698

Net (loss) income(1)	$(6,504)	$(255)	$918	$(1,274)

Earnings (Loss) Per Share Information
Weighted average shares
Basic	13,158	13,158	13,173	12,908
Diluted	13,158	13,158	13,187	12,908

Basic	$(0.49)	$(0.02)	$0.07	$(0.10)
Diluted	$(0.49)	$(0.02)	$0.07	$(0.10)

	March 31,	June 30,	September 29,	December 31,
	2007 (6)	2007 (6)	2007 (7)	2007 (8)

Revenue(1)	$13,042	$14,181	$20,578	$18,752
Gross profit(1)	7,018	7,804	10,946	6,969

Net income (loss)(1)	$111	$450	$1,426	$(28,140)

Earnings (Loss) Per Share Information
Weighted average shares
Basic	13,254	13,260	13,207	13,156
Diluted	13,442	13,516	13,440	13,156

Basic	$0.01	$0.03	$0.11	$(2.14)
Diluted	$0.01	$0.03	$0.11	$(2.14)

(1)	Revenues, gross profit and net (loss) income are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)	During the first quarter ended March 29, 2008, the Company recorded a $0.4 million restructuring charge primarily associated with employee severance and the refinement of estimates related to employee relocation and lease termination costs.

(3)	During the second quarter ended June 28, 2008, the Company recorded a $0.1 million restructuring charge primarily associated with the refinement of estimates related to employee relocation and lease termination costs.

(4)	During the third quarter ended September 27, 2008, the Company did not record a restructuring charge during this period.

(5)	During the fourth quarter ended December 31, 2008, the Company recorded a charge of $0.4 million severance charge.

(6)	During the first quarter ended March 31, 2007, the Company recorded a $0.4 million restructuring charge primarily associated with employee severance and the refinement of estimates related to employee relocation and lease termination costs.

(7)	During the second quarter ended June 30, 2007, the Company recorded a $0.2 million restructuring charge primarily associated with the refinement of estimates related to employee relocation and lease termination costs.

(8)	During the third quarter ended September 29, 2007, the Company recorded a $0.2 million restructuring charge primarily associated with the refinement of estimates related to employee relocation and lease termination costs.

(9)	During the fourth quarter ended December 31, 2007, the Company recorded a charge of $2.3 million associated with the impairment of certain intangible assets, $0.9 million severance charge, $0.1 million restructuring charge primarily associated with the refinement of estimates related to employee relocation, and a $25.0 million goodwill impairment charge.

Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets	52
Consolidated Statements of Operations	53
Consolidated Statements of Changes in Shareholders’ Equity	55
Consolidated Statements of Cash Flows	54
Notes to Consolidated Financial Statements	56
Schedule II — Valuation and Qualifying Accounts
EX-23.1
EX-31.1
EX-31.2
EX-32

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tollgrade Communications, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tollgrade Communications, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 13, 2009

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
In thousands (except par value)

	December 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$57,976	$58,222
Short-term investments	2,419	632
Accounts receivable:
Trade, net of allowance for doubtful accounts of $377 in 2008 and $478 in 2007	10,560	14,625
Other	668	2,255
Inventories	10,673	13,687
Prepaid expenses and deposits	1,449	1,120
Deferred and refundable income taxes	453	503
Assets held for sale	—	272

Total current assets	84,198	91,316
Property and equipment, net	2,953	4,279
Intangibles	36,853	44,215
Deferred tax asset	81	—
Other assets	262	333

Total assets	$124,347	$140,143

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,265	$4,214
Accrued warranty	1,590	1,937
Accrued expenses	1,655	3,148
Accrued salaries and wages	363	891
Accrued royalties payable	299	707
Income taxes payable	268	572
Deferred revenue	3,283	2,767

Total current liabilities	8,723	14,236
Pension obligation	889	908
Deferred tax liabilities	1,792	1,727
Other tax liabilities	489	272

Total liabilities	11,893	17,143
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.20 par value, 50,000 authorized shares, issued shares, 13,733 in 2008 and 13,731 in 2007	2,744	2,744
Additional paid-in capital	73,923	73,389
Treasury stock, at cost, 1,072 shares in 2008 and 575 shares in 2007	(8,081)	(5,900)
Retained earnings	45,748	52,863
Accumulated other comprehensive loss	(1,880)	(96)

Total shareholders’ equity	112,454	123,000

Total liabilities and shareholders’ equity	$124,347	$140,143

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
In thousands (except per share data)

	Years Ended December 31,
	2008	2007	2006

Revenues:
Products	$33,317	$48,893	$51,564
Services	23,907	17,667	13,830

	57,224	66,560	65,394

Cost of sales:
Products	17,797	23,501	25,277
Services	7,110	4,989	4,543
Amortization	3,513	3,058	3,419
Severance expense/inventory write-down	759	—	4,308
Impairment of intangible assets	3,291	2,263	—

	32,470	33,811	37,547

Gross profit	24,754	32,749	27,847

Operating expenses:
Selling and marketing	8,477	10,224	10,552
General and administrative	9,615	9,857	7,981
Research and development	13,099	13,572	13,276
Restructuring expense	37	942	1,840
Severance expense	847	896	—
Impairment of goodwill	—	24,958	—

Total operating expense	32,075	60,449	33,649

Loss from operations	(7,321)	(27,700)	(5,802)
Other income:
Interest income	1,343	2,767	2,755

Total other income	1,343	2,767	2,755

Loss before income taxes	(5,978)	(24,933)	(3,047)
Provision (benefit) for income taxes	1,137	1,220	(1,213)

Net loss	$(7,115)	$(26,153)	$(1,834)

PER SHARE INFORMATION:

Weighted average shares of common stock and equivalents:
Basic	13,102	13,219	13,239
Diluted	13,102	13,219	13,239

Net loss per common share:
Basic	$(0.54)	$(1.98)	$(0.14)
Diluted	$(0.54)	$(1.98)	$(0.14)

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(7,115)	$(26,153)	$(1,834)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,192	4,755	5,499
Impairment of goodwill and intangible assets	3,291	27,221	—
Valuation allowance	123	9,922	—
Compensation expense related to stock plans	534	815	517
Deferred income taxes	246	(9,435)	(441)
Excess tax benefits from share based compensation	—	(10)	(94)
Restructuring and asset impairment	775	473	5,309
Provision for losses on inventories	953	402	(90)
Provision for allowance for doubtful accounts	100	86	86
Changes in assets and liabilities, net of acquisitions:
Accounts receivable — trade	5,026	4,197	(3,952)
Accounts receivable — other	1,204	562	(512)
Inventories	1,316	(4,106)	(1,727)
Refundable income taxes	(64)	897	(231)
Prepaid expenses deposits and other assets	(302)	(150)	565
Accounts payable	(4,513)	1,959	(318)
Accrued warranty	(343)	(198)	(85)
Accrued expenses, deferred revenue and salaries and wages	(1,122)	(1,902)	40
Accrued royalties payable	(407)	500	(381)
Income taxes payable	(287)	557	(678)

Net cash provided by operating activities:	4,607	10,392	1,673

Cash flows from investing activities:
Purchase of Emerson test business	—	—	(5,501)
Purchase of BTD from Teradyne	—	(11,855)	—
Purchase of investments	(4,266)	(12,194)	(9,646)
Redemption/maturity of investments	2,479	16,885	22,333
Capital expenditures, including capitalized software	(507)	(2,324)	(1,247)
Investments in other assets	—	—	(155)
Sale of assets held for sale	265	892	—

Net cash (used in) provided by investing activities:	(2,029)	(8,596)	5,784

Cash flows from financing activities:
Repurchase of treasury shares	(2,181)	(1,109)	—
Proceeds from the exercise of stock options	—	89	406
Excess tax benefit from share based compensation	—	10	94

Net cash (used in) provided by financing activities:	(2,181)	(1,010)	500

Net increase in cash and cash equivalents	397	786	7,957

Effect of exchange rate change on cash and cash equivalents	(643)	58	—

Cash and cash equivalents at beginning of year	58,222	57,378	49,421

Cash and cash equivalents at end of year	$57,976	$58,222	$57,378

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$14	$3	$811
The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands) (Unaudited)

						Accumulated
						Other		Other
	Common Stock		Additional	Treasury	Retained	Comprehensive		Comprehensive
	Shares	Amount	Paid-In	Stock	Earnings	Loss	Total	Loss

Balance at December 31, 2005	13,664	$2,733	$71,469	$(4,791)	$80,850	—	$150,261
Exercise of common stock options	45	9	397	—	—	—	406
Tax benefit from exercise of stock options	—	—	94	—	—	—	94
Compensation expense for options and restricted stock, net	—	—	517	—	—	—	517
Net loss	—	—	—	—	(1,834)	—	(1,834)	$(1,834)

Comprehensive loss	—	—	—	—	—	—	—	$(1,834)

Balance at December 31, 2006	13,709	2,742	72,477	(4,791)	79,016	—	149,444

Exercise of common stock options	10	2	87	—	—	—	89
Tax benefit from exercise of stock options	—	—	10	—	—	—	10
Purchase of treasury stock	—	—	—	(1,109)	—	—	(1,109)
Compensation expense for options and restricted stock, net	12	—	815	—	—	—	815
Actuarial gain, net of tax	—	—	—	—	—	32	32	$32
Foreign currency translation	—	—	—	—	—	(128)	(128)	(128)
Net loss	—	—	—	—	(26,153)	—	(26,153)	(26,153)

Comprehensive loss	—	—	—	—	—	—	—	$(26,249)

Balance at December 31, 2007	13,731	2,744	73,389	(5,900)	52,863	(96)	123,000	—

Purchase of treasury stock	—	—	—	(2,181)	—	—	(2,181)	—
Compensation expense for options and restricted stock, net	2	—	534	—	—	—	534
Actuarial gain, net of tax	—	—	—	—	—	87	87	$87
Foreign currency translation	—	—	—	—	—	(1,871)	(1,871)	(1,871)
Net loss	—	—	—	—	(7,115)	—	(7,115)	(7,115)

Comprehensive loss	—	—	—	—	—	—	—	$(8,899)

Balance at December 31, 2008	13,733	$2,744	$73,923	$(8,081)	$45,748	$(1,880)	$112,454

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
We reported our quarterly results for the first three interim periods based on fiscal quarters ending March 29, 2008, June 28, 2008 and September 27, 2008 and for the fourth interim period ended December 31, 2008. We reported our quarterly results for the first three interim periods based on fiscal quarters ending March 31, 2007, June 30, 2007 and September 29, 2007 and for the fourth interim period ended on December 31, 2007.
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
INVESTMENTS
Short-term investments primarily consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of more than three months and less than one year from the date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a return on investment of funds held for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method. These debt securities are classified as “held to maturity” and are recorded at amortized cost, which approximates market value.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customers’ ability to pay.
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
REVENUE RECOGNITION
We market and sell test system hardware and related software to the telecommunications and cable television industries. The Company follows Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” for hardware and software sales. This bulletin requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations of the Company related to the sale. The bulk of our hardware sales are made to large domestic carriers and other large customers. Delivery terms of hardware sales are predominantly FOB origin. Revenue is recognized for these customers upon shipment against a valid purchase order. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue is deferred unless the Company can objectively determine delivery occurred before the end of the applicable reporting period. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers and/or those in weak financial condition.
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
SHIPPING AND HANDLING COSTS
Costs incurred for shipping and handling are included in cost of products and services revenues at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.
GOODWILL AND INTANGIBLE ASSETS
Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires that indefinite-lived intangible assets and goodwill be tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying value exceeds fair value. With respect to goodwill in 2007, we determined that we had one reporting unit and performed our annual impairment test as of December 31, 2007. At December 31, 2007, we based step one of our goodwill impairment testing on a comparison of fair value, which we estimated based on our market capitalization and an estimated control premium, to the Company’s book value. Our analysis work in step two indicated a 100% impairment of goodwill in 2007 as a result of a decline in our share price in the fourth quarter of 2007. Historically, indefinite lived intangible assets were valued using the relief from royalty method with no residual value. Regarding indefinite lived intangible assets, during 2007 our annual impairment tests indicated partial impairment and the results of our review of useful lives, based on current events and circumstances, required the assignment of definite lives to these assets. Refer to Note 5 for further discussion of these impairment charges. During 2008, we had no goodwill or indefinite lived intangible assets.
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
CAPITALIZED SOFTWARE COSTS
In accordance with the SFAS No. 86, “Accounting for Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” any costs incurred to establish the technological feasibility of software to be sold or otherwise marketed are expensed as research and development costs. Costs incurred subsequent to the establishment of technological feasibility, and prior to the general availability of the product to the public are capitalized. Software related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life. The Company defines technological feasibility as coding and testing in accordance with detailed program designs. Such costs are generally amortized over five years.
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
Due to the adoption of the revised SFAS No. 123, “Share-based Payment,” (“FAS 123R”), beginning January 1, 2006, the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the recorded deferred tax asset, if any, associated with the award that the Company had recorded.
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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
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
SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets, except for pension plan assets in regards to the funded status of pension plans recorded on the consolidated balance sheet, and financial liabilities, did not have a significant impact on the Company’s financial statements. The Company expects this adoption to impact the way in which we calculate fair value when conditions exist that require us to calculate the fair value of long-lived assets; however, the Company does not expect this adoption to have a material impact on our financial statements.
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
The fair value of cash equivalents was $48.0 million and $44.8 million at December 31, 2008 and 2007, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect this adoption to have a material impact on our financial statements.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for the Company on January 1, 2009. The Company does not expect this adoption to have a material impact on our financial statements.
In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP 132(R)-1 amends SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect this adoption to have a material impact on our financial statements.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on January 1, 2009. The adoption of this Statement is not expected to have a material impact on our financial statements.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
Under the Company’s stock compensation plans, directors, officers, and other employees may be granted options to purchase shares of the Company’s common stock. The exercise price on all outstanding options is equal to the fair market value of stock at the date of the grant, as defined in the applicable plans. Options granted prior to 2007 generally vested over a two-year period with one-third vesting upon grant. Beginning in 2007, options were granted which generally vest over a three-year period, with one-third vesting at the end of each year during such period. The options expire ten years from the date of grant.
In March 2006, the Company’s Board of Directors adopted the 2006 Long-Term Incentive Compensation Plan (the “2006 Plan”), which was approved by Shareholders on May 9, 2006, and provides up to 1,300,000 shares available for grant. As of December 31, 2008 and 2007, there were 459,039 and 1,169,452 shares available to be granted under the 2006 Plan. The 2006 Plan was intended to replace the Company’s 1995 Long-Term Incentive Compensation Plan and 1998 Employee Incentive Compensation Plan (the “1998 Plan”) which by their terms, provided that no shares could be awarded beyond October 15, 2005 and January 29, 2008, respectively.
During 2008 and 2007, the Company granted from the 2006 Plan 684,400 and 160,000 options. There were no options granted by the Company from the 1998 Plan in 2008 and 2007.
Also, during 2008 and 2007, the Board of Directors approved the issuance of 11,540 and 130,548 restricted shares under the 2006 Plan. Of these shares in 2008 and 2007, 2,463 and 11,662 restricted shares were issued to non-employee members of the Board of Directors and 9,077 and 118,886 restricted shares were issued to certain executive officers in 2008 and 2007, respectively. The restricted share awards granted to non-employee directors provide each director the right to receive the shares one year following the date of grant, regardless of whether the director is still serving on the Board of Directors, unless the director is removed from the Board for cause during that time. During the one year restriction period, directors can vote but is not permitted to trade restricted shares. Of the restricted shares granted to certain executive officers, one-third of such grant is subject to a three year vesting period and requiring continuous employment, while the remaining two-thirds of such grant will vest at December 31, 2008 should the Company achieve certain operating performance targets as established by the Company and approved by the Compensation Committee of the Board of Directors. The conditions of grant to certain executive officers also provided for vesting of the performance-based restricted shares on December 31, 2008 if certain performance targets, as defined, were met or exceeded.

Stock-Based Compensation Expense
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments awards made to employees and directors for employee stock options, based on estimated fair values. The Company previously accounted for the stock-based compensation under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method of APB 25, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
The Company adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R). Under the modified prospective transition method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes one-third of the expense immediately upon grant. The remaining charge is recorded using the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was $0.5 million, $0.8 million and $0.5 million, respectively.
SFAS 123(R) requires companies to estimate the fair value of share-based payments awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for the years ended December 31, 2008 and 2007 were insignificant.
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
Stock option expense is based on the fair value of stock option grants estimated on the grant dates using the Black-Scholes option pricing model and the following weighted average assumptions for options granted in 2008, 2007, and 2006.

		Stock Options
	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Weighted average grant date fair values	$2.68	$3.69	$4.84
Expected life (in years)	5.0	5.0	5.0
Risk free interest rate	2.8%	3.6%	4.7%
Volatility	48.1%	48.6%	56.1%
Expected volatility is based on historical stock price over the estimated holding period. The estimated holding period is primarily based on historical experience. The expected life of options granted is based on the simplified calculation of expected life as described in the U.S. Securities and Exchange Commission’s SAB 107. The risk free rate is based upon the treasury note applicable for that specific holding period.

Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

			Weighted Average
	Number of Shares	Range of Exercise Price	Exercise Price

Outstanding, December 31, 2005	1,780,037	$7.28 — $159.19	$26.87

Granted	30,000	9.00 — 9.19	9.13
Exercised (A)	(44,984)	7.56 — 12.55	9.02
Cancelled/Forfeited/Expired	(406,668)	7.28 — 117.34	16.28

Outstanding, December 31, 2006	1,358,385	7.28 — 159.19	30.24

Granted	160,000	7.78 — 9.84	7.91
Exercised (A)	(10,500)	7.56 — 9.49	8.49
Cancelled/Forfeited/Expired	(67,323)	8.49 — 159.19	43.74

Outstanding, December 31, 2007	1,440,562	7.28 — 159.19	27.28

Granted	684,400	3.27 — 6.57	5.97
Exercised (A)	—	—	-
Cancelled/Forfeited/Expired	(519,472)	6.57 — 55.90	12.16

Outstanding, December 31, 2008	1,605,490	$3.27 — 159.19	$23.08

	Number of Shares

Options exercisable at:
December 31, 2006	1,258,092		$31.96
December 31, 2007	1,280,563		$29.70
December 31, 2008	937,757		$35.14

(A)	The intrinsic value associated with exercised options which represent the difference between the strike price and the market value of Tollgrade stock at the time of exercise was less then $0.1 million in 2008 and 2007, respectively.
The following table summarized the status of stock options, outstanding and exercisable, at December 31, 2008:

	Stock Options Outstanding				Stock Options Exercisable
	Number	Weighted	Weighted		Number	Weighted Average	Weighted
	Outstanding as of	Average	Average	Aggregate	Exercisable	Remaining	Average	Aggregate
Range of Exercise	December 31,	Remaining	Exercise	Intrinsic	as of December 31,	Contractual	Exercise	Intrinsic
Prices	2008	Contractual Life	Price ($)	Value ($)	2008	Life	Price ($)	Value (B)($)
$3.27 — 4.39	128,000	9.81	$3.34	$181,200	—	—	$—	$—
4.40 — 6.57	466,400	9.08	6.57		30,000	9.08	6.57
6.58 — 8.49	295,425	7.88	8.13		195,425	7.34	8.31
8.50 — 13.63	179,415	4.41	11.30		176,082	4.34	11.33
13.64 — 28.40	247,000	2.88	23.65		247,000	2.88	23.65
28.41 — 55.90	152,750	2.32	45.29		152,750	2.32	45.29
55.91 — 71.88	2,000	1.34	71.88		2,000	1.34	71.88
71.89 — 103.59	8,000	1.80	103.59		8,000	1.80	103.59
103.60 — 117.34	113,000	1.62	117.34		113,000	1.62	117.34
117.35 — 159.19	13,500	1.53	159.19		13,500	1.53	159.19
Total $3.27 — 159.19	1,605,490	6.16	$23.08	$181,200	937,757	4.04	$35.14	$—

(B)	The aggregate intrinsic value in the preceding table represents the difference between the strike price and the market value of Tollgrade stock on December 31, 2008. The market value of Tollgrade’s stock was $6.33 on December 31, 2008. The total number of shares in-the-money options exercisable was zero and 131,000 shares on December 31, 2008 and 2007, respectively.

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
	No. of Shares	Exercise Price	Contractual Term	(1)
Vested	937,757	$35.14	4.0	$—
Expected to Vest	667,733	$5.97	9.2	$181,200

Total	1,605,490	$23.08	6.2	$181,200

(1)	The aggregate intrinsic value in the preceding table represents the difference between the exercise price and the value of Tollgrade stock $6.33 and $8.02 on December 31, 2008 and December 31, 2007 respectively.
Unrecognized compensation cost related to stock options and restricted shares granted under the Company’s equity incentive plans which is expected to be incurred through 2010 was $1.6 million and $1.2 million on December 31, 2008 and 2007, respectively . The unrecognized compensation cost is expected to be recognized over a weighted average period of three years. During 2008, there were no stock option exercises. During 2007, the Company recorded cash received from the exercise of stock options of $0.1 million and related tax benefit of less than $0.1 million.
3. RESTRUCTURING
During the first quarter of 2008, the Company announced a restructuring program which included the realignment of existing resources to new projects, reductions in the Company’s engineering staff, changes in field service and sales staffing and a reduction in the number of senior management positions. The total expense associated with the restructuring program recorded in 2008 was $1.2 million, including a $0.7 million charge for inventory associated with products that are no longer part of the Company’s future strategic focus. No additional expense is expected under this restructuring program.
The components of the charge and accrual at December 31, 2008 for this program are as follows (in thousands):

	Balance at	Restructuring			Balance at
	December 31, 2007	charge/expense	Cash payments	Asset write-downs	December 31, 2008

Severance	$—	$494	$(494)	$—	$—
Inventory write-down	—	738	—	(738)	—

Total	$—	$1,232	$(494)	$(738)	$—

During the third quarter of 2006, the Company announced a restructuring program which included the consolidation of the Company’s operations at its leased Sarasota facility, discontinuance of various products and the write-down of certain fixed assets and real estate. In 2008, we continued to record certain additional restructuring costs and refined estimates related to employee relocation and lease termination costs. The total expense incurred as a result of this program was $7.1 million through December 31, 2008. No additional expense is expected.
The components of the charges and accruals at December 31, 2008 for this program were as follows (in thousands):

	Balance at				Balance at
	December 31, 2007	Expense	Cash payments	Asset write-downs	December 31, 2008

Facility rationalization including employee costs	$103	$29	$(116)	$(16)	$—
Real estate impairment	—	8	—	(8)	—

Total	$103	$37	$(116)	$(24)	$—

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
In conjunction with the Broadband Test Division acquisition, the Company committed to a plan to close the acquired Deerfield, Illinois facility and to relocate from the then-existing Bracknell, England location to another facility within Bracknell, England. At the same time, we offered selected employees benefits to relocate them to our corporate headquarters in Cheswick, Pennsylvania on or prior to August 1, 2008. We estimated the employee relocation and facility closure costs to be approximately $0.5 million. As of December 31, 2008, cash payments have been made in the amount of $0.5 million. No additional expense is expected. These costs were accounted for under Emerging Issue Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”
4. ACQUISITION
On August 1, 2007, Tollgrade completed its acquisition of the Broadband Test Division (“BTD”) of Teradyne, Inc. Tollgrade acquired substantially all of the assets and assumed certain liabilities for approximately $11.3 million in cash and incurred approximately $0.6 million in transactions fees for a total acquisition expenditure of $11.9 million. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets.” Accordingly, the results of operations of the acquired BTD business from August 1, 2007 are included in the consolidated financial statements of the Company. During the fourth quarter of 2007, the Company finalized its allocation of the purchase price to the fair value of assets acquired and liabilities assumed. All intangible assets including goodwill are deductible for tax purposes over the appropriate tax life as determined by each country and are not expected to have any residual value.
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

The following condensed pro forma results of operations reflect the pro forma combination of the Company and the acquired BTD business as if the combination occurred as of the beginning of each of the periods presented. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have been incurred had the BTD acquisition consummated on January 1, 2007 and 2006. In addition, these results are not intended to be projections of future results.

	(In Thousands,	(In Thousands,
	Except Per Share	Except Per Share
	Data)	Data)
	Unaudited Pro Forma	Unaudited Pro Forma
	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Revenues	$77,714	$85,962
Loss from operations	$(27,632)	$(11,192)
Net loss	$(26,082)	$(5,078)
Pro forma basic and diluted loss per share	$(1.97)	$(0.38)
Actual basis and diluted loss per share	$(1.98)	$(0.14)
The year ended December 31, 2006 included certain non-recurring charges related to inventory restructuring write-down and other restructuring charges for both the Company and the BTD business, during the time it was still a part of Teradyne, Inc. The total restructuring charges for the year ended December 31, 2006 was $8.0 million.

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

The following condensed pro forma results of operations reflect the pro forma combination of the Company and the acquired Emerson test systems business as if the combination occurred as of the beginning of the period presented. Revenues for the periods prior to the Company’s ownership were based on historical information provided by Emerson. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have been incurred had the Emerson test systems business acquisition been consummated on January 1, 2006. In addition, these results are not intended to be projections of future results.

(In Thousands, Except Per Share Data)
Unaudited
Year end
Pro Forma
December 31, 2006
Revenues	$66,960

Loss from operations	$(5,792)

Net loss	$(1,822)

Pro forma basic and diluted loss per share	$(0.14)

Actual diluted loss per share	$(0.14)

5. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

	Useful	December 31, 2008
	Life		Accumulated
	(Years)	Gross	Amortization	Impairments	Net

Amortizing Intangible Assets:

Post Warranty Service Agreements	6-50	$37,563	$3,752	$—	$33,811
Technology	2-10	18,762	14,979	1,396	2,387
Customer Relationships	5-15	3,554	1,420	1,676	458
Tradenames and other	0.5-10	809	393	219	197

Total Intangible Assets		$60,688	$20,544	$3,291	$36,853

	Useful	December 31, 2007
	Life		Accumulated
	(Years)	Gross	Amortization	Impairments	Net

Amortizing Intangible Assets:

Post Warranty Service Agreements	6-50	$38,204	$2,019	$—	$36,185
Technology	3-10	19,249	13,858	448	4,943
Customer Relationships	5-15	3,626	1,190	—	2,436
Tradenames and other	0.5-10	2,635	169	1,815	651

Total Intangible Assets		$63,714	$17,236	$2,263	$44,215

Goodwill	December 31, 2008	December 31, 2007

Balance at beginning of the year	$—	$23,836
Acquisitions	—	1,122
Impairments	—	(24,958)

Balance at end of the year	$—	$—

Impairments
Long-Lived Assets
The Company performs impairment reviews of its long-lived assets upon a change in business conditions or upon the occurrence of a triggering event. Due to the Company’s lower than expected operating results in the first quarter of 2008, management undertook a review of its revenue and earnings expectations for the remainder of the year. As a result of this review, in April 2008, management made significant revisions to its 2008 financial outlook. These revisions were based on lower than expected first quarter results and deepening concerns about the impact of further deteriorations in general economic conditions and its effect on our markets. As a result, the Company performed an analysis of its long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long lived Assets.” As a result of this analysis, management determined that certain customer and technology assets primarily related to our cable products and certain other products were impaired, and an impairment loss of $3.3 million was recorded to reflect these assets at their fair market value.
During 2007, as a result of the Company’s lower than expected operating performance, the Company reviewed its long-lived assets in accordance with SFAS 144. As a result of this review, we determined that certain technology assets related to our propietary cable products were impaired, and a reduction of $0.4 million was recorded to adjust the asset to its fair market value.
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
On August 1, 2007, the Company acquired certain assets and assumed certain liabilities associated with the BTD business of Teradyne, Inc. for $11.9 million in cash, as discussed in Note 4. The allocation of the purchase price to intangible assets and goodwill was as follows (in thousands):

	Useful Life	Value

Post-Warranty Service Agreements	6 — 48 years	$6,090
Technology	3 — 10 years	$800
Customer Relationships	10 years	$776
Other	0.5 — 10 years	$174
Goodwill		$1,122
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
Amortization expense was $3.5 million, $3.1 million, and $3.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.
The Company currently estimates amortization expense to be $2.7 million, $2.2 million, $1.7 million, $1.2 million, $1.1 million and $28.0 million for the years ended December 31, 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.
6. INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2008	December 31, 2007

Raw materials	$6,225	$8,393
Work in process	3,296	3,582
Finished goods	3,492	4,321

	13,013	16,296

Reserves for slow moving and obsolete inventory	(2,340)	(2,609)

	$10,673	$13,687

7. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following (in thousands):

	Years	December 31, 2008	December 31, 2007

Test equipment and tooling	3-5	$11,547	$11,246
Office equipment and fixtures	5-7	9,663	9,724
Leasehold improvements	1-6	2,723	2,860

		23,933	23,830
Less accumulated depreciation and amortization		(20,980)	(19,551)

		$2,953	$4,279

     Depreciation expense was $1.6 million in 2008, $1.7 million in 2007 and $2.1 million in 2006.
8. ASSETS HELD FOR SALE
The Company completed the process of selling certain real estate that related to the restructuring program announced on July 27, 2006, that was not of our strategic focus. There were no assets held for sale as of December 31, 2008 and assets held for sale totaled $0.3 million for the year ended December 31, 2007.
9. PRODUCT WARRANTY
Activity in the warranty accrual is as follows (in thousands):

	December 31, 2008	December 31, 2007

Balance at the beginning of the year	$1,937	$2,135
Accruals for warranties issued during the year	1,789	1,680
Settlements during the year	(2,136)	(1,878)

Balance at the end of the year	$1,590	$1,937

Warranty expense was $0.2 million in 2008, 2007, and 2006, respectively.
10. PENSIONS
The Company sponsors contributory or noncontributory defined benefit plans for most of its European employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater.
As part of the BTD acquisition in August 1, 2007, the Company purchased certain assets and assumed certain liabilities related to employee pensions. The Company assumed three defined benefit pension plans, one related to two employees based in the Netherlands, one related to four employees based in Belgium and one related to three employees based in Germany. The Netherlands and Belgian plan assets are invested in insurance vehicles, the assets of which are contained within the general investment fund of the plan’s insurance contract provider. These assets are recorded at the net realizable value based upon cash surrender value of the policies. The German plan has no plan assets.
The Company uses a December 31 measurement date for its plans and may have an interim measurement date if significant events occur. Below are details related to Pension Benefits.

	Pension Benefits	Pension Benefits
(in thousands)	2008	2007

Change in projected benefit obligation:
Projected benefit obligation at January 1,	$1,260	$—
Acquisition of BTD	—	1,226
Service cost	83	37
Interest cost	65	27
Plan participants’ contributions	5	2
Actuarial gains	(96)	(32)
Effect of foreign currency	(60)	—

Projected benefit obligation at December 31,	$1,257	$1,260

	2008	2007

Change in fair value of plan assets:
January 1,	$352	$—
Acquisition of BTD	—	332
Employer contribution	23	9
Plan participants’ contributions	5	2
Actual return on plan assets (net of cost)	5	9
Effect of foreign currency	(17)	—

Fair value of plan assets at December 31,	$368	$352

Unfunded status of plans at December 31,	$889	$908

	2008	2007

Amounts recognized in accumulated other comprehensive income:
Prior service cost	—	—
Actuarial gains, net	$87	$32

Total	$87	$32

At December 31, 2008 and 2007 the following amounts were recognized in the consolidated balance sheets:

	Pension Benefits	Pension Benefits
(in thousands)	2008	2007

Noncurrent assets	$—	$—
Noncurrent liabilities	889	908

Net amount recognized at December 31,	$889	$908

The accumulated benefit obligation for all defined benefit pension plans at December 31, 2008 and 2007 was as follows:

	Pension Benefits	Pension Benefits
(in thousands)	2008	2007

Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$1,257	$1,260
Fair value of plan assets	$368	$352

Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$933	$959

Following are the details of the net periodic benefit costs related to the pension plans:

	Pension Benefits	Pension Benefits
(in thousands)	2008	2007

Components of net periodic benefit cost:
Service cost	$83	$37
Interest cost	65	27
Expected return on plan assets	(15)	(6)

Net periodic benefit cost	$133	$58

Employer contributions in 2009 are expected to be less than $0.1 million. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2009 related to prior service cost and actuarial gains is insignificant.

(in thousands)
Expected benefit payments:
2009 — 2012	—
2013 — 2017	$229
Assumptions used to determine the benefit obligation at December 31, 2008 and 2007 and net periodic benefit cost for the years ended December 31, 2008 and 2007 are detailed below:

	2008	2007

Weighted-average assumptions used to determine the benefit obligation
Discount rate	6.00%	5.39%
Rate of compensation increase	3.00%	2.78%

Weighted-average assumptions used to determine the net benefit costs
Discount rate	5.37%	5.39%
Rate of compensation increase	3.00%	2.78%
Expected annual return on plan assets	4.0%	4.0%
11. LICENSE AND ROYALTY FEES
The Company has entered into several technology license agreements with certain major Digital Loop Carrier (“DLC”) vendors and major Operation Support System (“OSS”) equipment manufacturers under which the Company has been granted access to the licensor’s patent technology and the right to manufacture and sell the patent technology in the Company’s product line. The Company is obligated to pay royalty fees, as defined, through the terms of these license agreements. Under these agreements, license and royalty fees are due only upon purchase of the technology or shipment of units; there are no contingent payment provisions in any of these arrangements. The terms of these agreements automatically renew (unless earlier terminated) for periods ranging from one to five years, except for one, which has a perpetual term. Royalty fees of $0.5 million, $0.9 million and $0.8 million were incurred in 2008, 2007 and 2006, respectively, and are included in cost of product sales in the accompanying consolidated statements of operations.

12. INCOME TAXES
The provision (benefit) for income taxes consisted of the following (in thousands):

	2008	2007	2006

Current:
Federal	$(16)	$(19)	$(781)
Foreign	777	742	—
State	7	10	9

	768	733	(772)

Deferred:
Federal	—	648	(530)
Foreign	369	(180)	—
State	—	19	89

	369	487	(441)

	$1,137	$1,220	$(1,213)

The federal current income tax benefit recorded for 2008 and 2007 primarily relates to adjustments to reserves for uncertain tax positions to reflect current requirements under FIN 48. The federal deferred tax expense relates primarily to the effect of establishing valuation allowances against deferred tax assets, which in 2008 and 2007 were deemed more likely than not to be not realizable in future periods. The foreign current tax expense primarily relates to income tax obligations generated by profitable operations in foreign jurisdictions. The foreign deferred tax provision (benefit) recorded in 2008 and 2007 relates primarily to temporary differences arising as a result of life differentials between book and tax on intangible assets.
Reconciliation of the federal statutory rate to the effective tax rates are as follows:

	Years Ended December 31,
	2008	2007	2006

Federal statutory tax rate	(34%)	(34%)	(34%)
Foreign income taxes	(1%)	—	—
State income taxes	—	—	—
Valuation allowance	49%	38%	3%
Tax contingency reserve	5%	1%	(2%)
Export sales benefit	—	—	(4%)
Tax exempt interest	—	—	(6%)
Other	—	—	3%

Effective tax rate	19%	5%	(40%)

The components of and changes in the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets at December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007

Deferred Tax Assets:
Excess of tax basis over book basis for:
Property and equipment	$328	$416
Goodwill and intangible assets	9,331	8,831
Inventory	634	380

Reserves recorded for:
Warranty	602	734
Inventory	819	849
Allowance for doubtful accounts	132	170
Severance	34	60
Federal net operating loss carryforwards	3,660	1,103
State net operating loss carryforwards	3,409	3,063
Stock based compensation	595	417
Pension benefit obligation	39	12
Other	31	120

Gross deferred tax assets	$19,614	$16,155

Valuation allowance	(15,848)	(12,655)

Deferred tax assets	$3,766	$3,500

Deferred Tax Liabilities:
Excess of book basis over tax basis for:
Intangible assets	$(4,984)	$(4,511)
Property and equipment	(14)	(93)
Other	(90)	(120)

Total deferred tax liability	(5,088)	(4,724)

Net deferred tax liabilities	$(1,322)	$(1,224)

Reconciliation to the consolidated balance sheets:
Deferred tax asset current	$389	$503
Deferred tax assets non-current	$81	—
Deferred tax liabilities non-current	(1,792)	(1,727)

Net deferred tax liability	$(1,322)	$(1,224)

The valuation allowance increased by $3.2 million in 2008, $9.9 million in 2007 and $0.7 million in 2006. Increases in the valuation allowance for 2008 and 2007 were related primarily to reserving for deferred tax assets, net of deferred tax liabilities, which would reverse in the required periods, and federal, certain foreign and state net operating losses considered more likely than not to be not realizable in future periods. Increases to the valuation allowances in 2006 were primarily related to certain state net operating losses incurred during those periods.
At December 31, 2008, the Company had federal, state and foreign net operating loss carryforwards of $3.1 million, $3.4 million, and $0.5 million, respectively. The Company also had an AMT tax credit carryforward of less than $0.1 million. These tax net operating loss carryforwards expire at various dates through 2029, if not utilized. Loss carryforward limitations could possibly result in expiring or reduced utilization of a portion of all of these carryforwards.
We are subject to periodic audits of our various tax returns by government agencies which could result in possible tax liabilities. Although the outcome of these matters cannot currently be determined, we do not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material adverse effect on our financial statements.

Unrecognized Tax Benefits Tabular Reconciliation (in thousands)

	2008	2007
Beginning balance — January 1,	$272	$96
Additional uncertain tax positions	244	201
Reductions due to expirations of statute of limitations	(27)	(25)

Ending balance — December 31,	$489	$272

The Company includes interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2008, the Company’s accrual for interest and penalties related to uncertain tax positions was insignificant.
The Company is no longer subject to examination by various U.S. and foreign taxing authorities for years before 2005.
At this time, the Company expects no unrecognized tax benefits to significantly change within the next twelve months.
At December 31, 2008, the Company intends to permanently reinvest accumulated earnings in foreign subsidiaries. As a result, deferred taxes have not been provided on foreign earnings at December 31, 2008. If the Company’s intention changes and such amounts are expected to be repatriated, deferred taxes will be provided.
13. LINE OF CREDIT
Amended effective December 19, 2006, the Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility, which expires on December 19, 2009. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of a maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are paid quarterly at the rate of 0.25% per annum on the average unused commitment. As of December 31, 2008 and 2007, there were no amounts outstanding under the Facility.
14. COMMITMENTS AND CONTINGENCIES
The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility expires on June 30, 2009 and the Company is currently exploring options for this location. The office lease for the Sarasota, Florida facility was terminated on February 29, 2008. On November 27, 2006, we entered into a lease agreement for space in Piscataway, New Jersey, which replaced the lease for the Bridgewater location. The lease for our Piscataway location expires on April 30, 2012. As a result of our BTD acquisition, we acquired a lease for space in Deerfield, Illinois, which was terminated on July 31, 2008. During 2007, we also leased temporary space in Deerfield, Illinois, which was terminated on June 30, 2008. Also as a result of the BTD acquisition, we have leases in Bracknell, United Kingdom, Kontich, Belgium, and Wuppertal, Germany, which expire on December 24, 2012, April 1, 2012, and January 31, 2010, respectively. The Company is also involved in various month-to-month leases for research and development and office equipment at all three European locations. In addition, all three of the European office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments, none of these commitments are material.
Future minimum lease payment under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

At December 31, 2008
2009	$769
2010	580
2011	546
2012	377
2013	—
Thereafter	—

$2,272

The lease expense was $1.2 million in 2008, $1.3 million in 2007 and $1.6 million in 2006.
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
15. MAJOR CUSTOMERS, REVENUE CONCENTRATION AND DEPENDENCE ON CERTAIN SUPPLIERS
Sales from the Company’s MCU product line accounted for approximately 15.6% of the Company’s net sales in 2008. The cable television hardware and software product lines contributed approximately 11.1% while Test Systems and LoopCare RTU sales accounted for approximately 28.5% and 3.0%, respectively, of the Company’s net sales for 2008. Revenue from Services, which includes installation oversight and project management services provided to large domestic carriers and fees for LoopCare and Cheetah software maintenance, BTD maintenance and appliance accounted for approximately 41.8% of the Company’s net sales in 2008. As of December 31, 2008, the Company had approximately $4.5 million of accounts receivable with three customers, each of which individually exceeded 10% of our December 31, 2008 receivable balances. As of December 31, 2007, the Company had approximately $4.1 million of accounts receivable with two customers, each of which individually exceeded 10% of our December 31, 2007 receivable balances.
Sales from the Company’s MCU product line accounted for approximately 19.1% of the Company’s net sales in 2007. The cable television hardware and software product line contributed approximately 19.2% while Test Systems and LoopCare RTU sales accounted for approximately 32.6% and 2.5%, respectively, of the Company’s net sales for 2007. Revenue from Services, which includes installation oversight and project management services provided to large domestic carriers and fees for LoopCare and Cheetah software maintenance, BTD maintenance and appliance accounted for approximately 26.6% of the Company’s net sales in 2007.
Sales to large domestic customers accounted for approximately 33.6%, 32.9%, and 31.0% of the Company’s net sales for years 2008, 2007 and 2006, respectively. Sales to AT&T and Deutsche Telecom AG (T-Com) were 23.5% and 13.0% of our net sales in 2008. During 2007, sales to AT&T and one other customer were 24.5% and 10.6% of net sales. Sales to AT&T in 2006 were 23.8% of net sales. Sales to one cable OEM customer, Alpha, were 10.9% of our net sales in 2006.
We distinguish revenue from external customers by geographic area based on customer location. Domestic sales represent approximately 59.4%, 61.1%, and 72.6% of the Company’s total revenue for the years ended December 31, 2008, 2007, and 2006, respectively. International sales represented approximately 40.6% of the Company’s total revenue for the year ended December 31, 2008, compared with 38.9% and 27.4% for the year ended December 31, 2007 and 2006, respectively. The increase in 2008 as compared with 2007 was primarily attributable to our BTD acquisition in the third quarter of 2007. The increase in 2007 as compared with 2006 was primarily attributable to sales related to our BTD acquisition in the third quarter 2007.
Our sales are primarily in three geographic areas: the Americas (including the United States); Europe, the Middle East and Africa (“EMEA”); and Asia Pacific. For the year ended December 31, 2008, sales for the Americas were approximately $38.0 million, sales for EMEA were $18.1 million and sales in Asia Pacific were $1.1 million. For the year ended December 31, 2007, sales for the Americas were approximately $46.3 million, sales for EMEA were $19.8 million and sales in Asia Pacific were $0.5 million. For the year ended December 31, 2006, sales for the Americas were approximately $51.4 million, sales for EMEA were $11.8 million and sales in Asia were $2.2 million.
In 2008 and 2007, the Company utilized two contract manufacturers to perform a majority of the circuit board assembly and in-circuit testing work on our telecommunication products.

16. SHORT-TERM INVESTMENTS
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$57,976	$57,976	$58,222	$58,222
Short-term investments	$2,419	$2,419	$632	$632
17. PER SHARE INFORMATION
Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. When the Company is in a loss position, it does not include any stock options outstanding with an exercise price below the average market price, as their effect would be considered anti-dilutive.
As of December 31, 2008, 2007 and 2006, 1,840,760, 821,310 and 917,400 of equivalent shares, respectively, were anti-dilutive. Basic earnings per share are calculated on the actual number of weighted average common shares outstanding for the period, while diluted earnings per share must include the effect of any dilutive securities
          Earnings per share are as follows (in thousands except per share information):

	December 31, 2008	December 31, 2007	December 31, 2006

Net loss	$(7,115)	$(26,153)	$(1,834)

Weighted average common shares outstanding	13,102	13,219	13,239

Effect of dilutive securities — stock options	—	—	—

	13,102	13,219	13,239
Loss per share:
Basic	$(0.54)	$(1.98)	$(0.14)

Diluted	$(0.54)	$(1.98)	$(0.14)

18. EMPLOYEE DEFINED CONTRIBUTION PLANS
The Company has a 401(k) benefit plan. Eligible employees, as defined in the plan, may contribute up to 20% of eligible compensation, not to exceed the statutory limit. The Company does not make matching contributions to the plan. The Company also offers a group personnel pension plan to employees of its United Kingdom subsidiary. Eligible employees, as defined in the plan, may contribute up to 100% of eligible compensation, not to exceed the statutory limit. For this plan, the Company makes matching contributions of up to 6% of eligible compensation. The Company’s expense related to the Plan totaled less than $0.1 million for each of the years ended December 31, 2008 and 2007, respectively.
19. SEVERANCE AND RELATED EXPENSE
Effective October 17, 2008 the Company’s Chief Financial Officer, Samuel C. Knoch separated from employment with the Company. In connection therewith, the Company entered into a separation and mutual release agreement dated November 21, 2008, pursuant to which, the Company agreed to pay Mr. Knoch approximately $0.1 million plus any vacation and other cash entitlements that were accrued as of the date of termination of employment, medical, dental and vision benefits for twenty six weeks after the date of execution of the agreement and certain outplacement services not to exceed $6,000, in exchange for certain customary representations and covenants from Mr. Knoch and mutual releases of liability. The Company recorded a total charge in the fourth quarter of 2008 related to Mr. Knoch’s separation of approximately $0.1 million.

Effective October 17, 2008, the Company’s Vice President, Operations, Matthew J. Rosgone separated from employment with the Company. In connection therewith, the Company entered into a separation and mutual release agreement dated November 28, 2008, pursuant to which the Company agreed to pay Mr. Rosgone approximately $0.1 million plus any vacation and other cash entitlements that were accrued as of the date of termination of employment, medical, dental and vision benefits for forty two weeks after the date of execution of the agreement and certain outplacement services not to exceed $6,000, in exchange for certain customary representations and covenants from Mr. Rosgone and mutual releases of liability. The Company recorded a total charge in the fourth quarter of 2008 related to Mr. Rosgone’s separation of approximately $0.2 million.
Charges for severance in the fourth quarter of 2008 also include amounts for one other executive whose employment was terminated in 2008. Charges related to the separation of such executive in the fourth quarter of 2008 were less than $0.1 million.
          Effective as of November 16, 2007, Mark Peterson resigned as Chief Executive Officer and President and as a director of the Company. The Company entered into a Separation and Mutual Release Agreement (the “Agreement”) dated as of November 16, 2007 with Mr. Peterson, pursuant to which he received the following separation payments: (a) an amount equal to the sum of (i) Mr. Peterson’s base salary through November 16, 2007 (the “Agreement Date”) to the extent not then paid and (ii) any vacation pay and other cash entitlements accrued by Mr. Peterson as of the Agreement Date to the extent not then paid; (b) two times his contractual annual base salary of $0.3 million for a total of $0.6 million; and (c) a lump sum payment of $14,000. The Company agreed to pay all premiums on behalf of Mr. Peterson to continue medical insurance for his immediate family through the second anniversary of the Agreement Date. Additionally, the Company has agreed to continue to indemnify Mr. Peterson, to the fullest extent permitted by applicable law, and to provide directors’ and officers’ liability insurance, if available in the director’s and officer’s liability insurance market, through the sixth anniversary of the Agreement Date, for Mr. Peterson’s actions or omissions in his capacity as an officer or director of the Company at or prior to the Agreement Date. The Company recorded a total charge in the fourth quarter of 2007 related to Mr. Peterson’s separation of approximately $0.7 million. Mr. Peterson was also entitled to receive any vested benefits payable to him under the terms of any employee benefit plan or program of the Company in accordance with the terms of such plan or program. Under the terms of the Agreement and the Company’s 1995 Long-Term Incentive Compensation Plan (as amended through January 24, 2002), all options to acquire shares of the Company’s common stock held by Mr. Peterson were fully vested prior to the Agreement Date and remain exercisable by Mr. Peterson for at least one year thereafter. Because those options were not exercised during that one year period, the vested options were forfeited.
20. SUBSEQUENT EVENTS
On January 26, 2009, the Compensation Committee of the Board of Directors approved the issuance to the Board of Directors of 30,000 common stock options under the terms of the 2006 Plan. Such options vested immediately. Also, one Director received 2,351 restricted shares, which will vest one year from the date of grant. At the same time, the Compensation Committee approved the issuance of 364,000 common stock options to certain members of the management team and certain other employees under the terms of the 2006 Plan. Subject to the provisions of the 2006 Plan, the options shall vest so that one-third is exercisable on a date one year from the date of grant, one-third is exercisable on a date two years from the date of grant, and the remaining one-third is exercisable on a date three years from the date of grant. The options may not be exercised after, and shall terminate at, the close of business on January 26, 2019.

SCHEDULE II
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	Col. B	Col C.			Col. E
	Balance at	Additions			Balance at
	Beginning		Charged to	Col. D	End
Col. A	of Year	Charged to Expense	Other Accounts	Deductions	of Year

Allowance for doubtful accounts:
Year ended December 31, 2008	$478	100	—	(201)	$377
Year ended December 31, 2007	$535	86	—	(143)	$478
Year ended December 31, 2006	$465	86	—	(16)	$535

Inventory reserve:
Year ended December 31, 2008	$2,609	953	—	(1,222)	$2,340
Year ended December 31, 2007	$2,425	402	—	(218)	$2,609
Year ended December 31, 2006	$2,095	(90)	420	—	$2,425

Warranty reserve:
Year ended December 31, 2008	$1,937	1,789	—	(2,136)	$1,590
Year ended December 31, 2007	$2,135	1,680	—	(1,878)	$1,937
Year ended December 31, 2006	$2,220	1,595	—	(1,680)	$2,135

Valuation allowance on net deferred tax assets:
Year ended December 31, 2008	$12,655	123	3,070	—	$15,848
Year ended December 31, 2007	$2,733	9,922	—	—	$12,655
Year ended December 31, 2006	$2,004	729	—	—	$2,733

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     As of December 31, 2008, the Company has carried out an evaluation, under the supervision of, and with the participation of, the Company’s management including the Company’s chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
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
     Our management, including the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Evaluation of Changes in Internal Controls over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Information related to our executive officers is included in Item I of this Form 10-K under the caption “Executive Officers of the Company.” Information related to the directors will be included under the caption “Election of Directors” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”), which information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement, which information is incorporated herein by reference. Information relating to the Company’s Audit Committee and the Audit Committee Financial Expert will be included under the caption/sub caption “The Board of Directors and its Committees — Committees of the Board of Directors” in the section “Audit Committee” in the 2009 Proxy Statement, which section is incorporated herein by reference.
     We have adopted a Code of Ethics applicable to our chief executive officer, chief financial officer, controller, and other individuals performing similar functions. A copy of the Company’s Code of Ethics is available on our website at www.tollgrade.com.
Item 11. Executive Compensation.
     Information relating to executive compensation will be included under the captions “Director Compensation,” “Compensation of Executive Officers,” “Employment Agreements, Separation of Employment and Change-in-Control Agreements,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” and sub-captions thereof in the 2009 Proxy Statement, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information relating to the security ownership of beneficial owners of 5% or more of the Company’s Common Stock and of our executive officers and directors of the Company will be included under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information about the Company’s Common Stock that may be issued upon the exercise of options outstanding under its equity compensation plans and the number of securities remaining available for future issuance under its equity compensation plans as of December 31, 2008.

			No. of securities remaining
			available for future
			issuance under equity
	No. of securities		compensation plans
	to be issued upon	Weighted average	(excluding securities to be
	exercise of	exercise price of	issued upon exercise of
	outstanding options	outstanding options	outstanding options)
Equity compensation plans approved by security holders
1995 Long-Term Incentive Compensation Plan (1)	642,325	$41.97	—
2006 Long-Term Incentive Compensation Plan	761,067	$6.33	459,039
Equity compensation plans not approved by security holders
1998 Employee Incentive Compensation Plan (1)	202,098	$26.15	—
Total:	1,605,490		459,039

(1)	No further grants may be made under these plans.
See Note 2 to the consolidated financial statements for additional information regarding the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence.
     Information relating to this Item will be included under the caption “Certain Relationships and Related Transactions” in the 2008 Proxy Statement, which information is incorporated herein by reference. Information relating to this Item will also be included under the caption “The Board of Directors and Its Committees” in the 2009 Proxy Statement, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
     Information relating to this Item will be included under the caption “Ratification of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement, which information is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents have been filed as part of this report or, where noted, incorporated by reference:
(1)	Financial Statements

The financial statements of the Company are listed in the Index to Consolidated Financial Statements on Page 56.

(2)	Financial Statement Schedule

The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K, Schedule II (Valuation and Qualifying Accounts), is listed in the Index to Consolidated Financial Statements on Page 56.

(3)	The following exhibits are included herewith and made a part hereof:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (the “Articles”) as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the “Company”) on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 1999 (the “1998 Form 10-K”).

3.1a	Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 Form 10-K.

3.1b	Amendment to Articles incorporated herein by reference, filed on the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007.

3.2	Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007.

10.1*	1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company, filed with the SEC on March 22, 2002.

10.2*	Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K, filed with the SEC on March 19, 1997 (the “1996 Form 10-K”).

10.3*	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on November 12, 1996.

10.4*	Form of Non-employee Director Stock Option Agreement with respect to the Company’s 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K filed with the SEC on March 25, 1998 (the “1997 Form 10-K”).

10.5*	Form of Change in Control Agreement, together with a schedule listing the name of each Executive with whom the Company has entered into an agreement in substantially identical form and in each case the date of such agreement, filed herewith.

10.6*	1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K, filed with the SEC on March 22, 2002 (the “2001 Form 10-K”).

10.7	Asset Purchase Agreement by and between Lucent Technologies, Inc. and Tollgrade Communications, Inc. dated September 28, 2001, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2001.

Exhibit
Number	Description

10.8	Purchase and Sale Agreement, entered into February 13, 2003, between the Company and Acterna, LLC, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2003.

10.9	Lease and License for Alterations dated October 18, 2007 among Tollgrade UK Limited, Tollgrade Communications, Inc., Bedell Corporate Trustees Limited and Atrium Trustees (as Trustees of the Park One Unit Trust), filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 8, 2007.

10.10	Agreement dated November 27, 2006 by and between Knightsbridge Realty L.L.C. and Tollgrade Communications, Inc., filed as Exhibit 10.1 to the Company’s Current Report of Form 8-K filed with the SEC on November 30, 2006.

10.11	Lease Agreement, dated as of August 31, 2005, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.

10.12	Asset Purchase Agreement dated February 7, 2006 by and among Emerson Electric Co., Emerson Network Power, Energy Systems, North America, Inc. and Tollgrade Communications, Inc., filed as Exhibit 10.25 to the 2006 Form 10-K.

10.13*	Management Incentive Compensation Plan, as amended, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on April 27, 2007.

10.14*	Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2006.

10.15*	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on October 27, 2006.

10.16	Asset Purchase Agreement dated May 31, 2007 between Tollgrade Communications, Inc. and Teradyne, Inc., filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on July 27, 2007.

10.17*	Form of Employee Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.37 to the Company’s Form 10-K filed with the SEC on March 17, 2008 (the “2007 Form 10-K”).

10.18*	Form of Director Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.38 to the 2007 Form 10-K.

10.19*	Amendment dated December 13, 2007 to the Management Incentive Compensation Plan, filed as Exhibit 10.39 to the 2007 Form 10-K.

10.20*	Amendment dated December 13, 2007 to the 1995 Long-Term Incentive Compensation Plan, filed as Exhibit 10.40 to the 2007 Form 10-K.

10.21*	Amendment dated December 13, 2007 to the 1998 Long-Term Incentive Compensation Plan, filed as Exhibit 10.41 to the 2007 Form 10-K.

10.22*	Separation and Mutual Release Agreement dated January 7, 2008 between the Company and Carol M. Franklin, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on January 10, 2008.

10.23*	Severance Policy, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2008.

10.24*	Employment Agreement, dated April 10, 2008 between the Company and Joseph A. Ferrara, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on April 16, 2008.

10.25*	Severance and Retention Agreement dated October 14, 2008 between the Company and Kenneth J. Shebek, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 22, 2008.

10.26*	Severance Agreement dated October 14, 2008 between the Company and David L. Blakeney, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 22, 2008.

10.27*	Severance Agreement dated October 14, 2008 between the Company and Gary W. Bogatay, Jr., filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 22, 2008.

10.28*	Agreement dated November 21, 2008 between the Company and Samuel C. Knoch, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on November 26, 2008.

10.29*	Agreement dated November 28, 2008 between the Company and Matthew J. Rosgone, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on December 3, 2008.

10.30*	Summary of Compensatory Arrangement with Robert H. King, as described in the Current Report on Form 8-K filed with the SEC on February 20, 2009.

*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 13, 2009.

TOLLGRADE COMMUNICATIONS, INC.
By	/s/ Joseph A. Ferrara
Joseph A. Ferrara
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 13, 2009.

Signature	Title

/s/ Joseph A. Ferrara Joseph A. Ferrara	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ James J. Barnes James J. Barnes	Director

/s/ Daniel P. Barry Daniel P. Barry	Director

/s/ David S. Egan David S. Egan	Director

/s/ Richard H. Heibel, M.D. Richard H. Heibel, M.D.	Director

/s/ Robert W. Kampmeinert Robert W. Kampmeinert	Director

/s/ Brian C. Mullins Brian C. Mullin	Director

/s/ Gary W. Bogatay, Jr. Gary W. Bogatay, Jr.	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ R. Joseph Fink R. Joseph Fink	Controller (Principal Accounting Officer)

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (the “Articles”) as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the “Company”) on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 1999 (the “1998 Form 10-K”).

3.1a	Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 Form 10-K.

3.1b	Amendment to Articles incorporated herein by reference, filed on the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007.

3.2	Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007.

10.1	1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company, filed with the SEC on March 22, 2002.

10.2	Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K, filed with the SEC on March 19, 1997 (the “1996 Form 10-K”).

10.3	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on November 12, 1996.

10.4	Form of Non-employee Director Stock Option Agreement with respect to the Company’s 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K filed with the SEC on March 25, 1998 (the “1997 Form 10-K”).

10.5	Form of Change in Control Agreement, together with a schedule listing the name of each Executive with whom the Company has entered into an agreement in substantially identical form and in each case the date of such agreement, filed herewith.

10.6	1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K, filed with the SEC on March 22, 2002 (the “2001 Form 10-K”).

10.7	Asset Purchase Agreement by and between Lucent Technologies, Inc. and Tollgrade Communications, Inc. dated September 28, 2001, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2001.

10.8	Purchase and Sale Agreement, entered into February 13, 2003, between the Company and Acterna, LLC, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2003.

10.9	Lease and License for Alterations dated October 18, 2007 among Tollgrade UK Limited, Tollgrade Communications, Inc., Bedell Corporate Trustees Limited and Atrium Trustees (as Trustees of the Park One Unit Trust), filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 8, 2007.

10.10	Agreement dated November 27, 2006 by and between Knightsbridge Realty L.L.C. and Tollgrade Communications, Inc., filed as Exhibit 10.1 to the Company’s Current Report of Form 8-K filed with the SEC on November 30, 2006.

10.11	Lease Agreement, dated as of August 31, 2005, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.

10.12	Asset Purchase Agreement dated February 7, 2006 by and among Emerson Electric Co., Emerson Network Power, Energy Systems, North America, Inc. and Tollgrade Communications, Inc., filed as Exhibit 10.25 to the 2006 Form 10-K.

10.13	Management Incentive Compensation Plan, as amended, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on April 27, 2007.

10.14	Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2006.

Exhibit
Number	Description

10.15	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on October 27, 2006.

10.16	Asset Purchase Agreement dated May 31, 2007 between Tollgrade Communications, Inc. and Teradyne, Inc., filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on July 27, 2007.

10.17	Form of Employee Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.37 to the Company’s Form 10-K filed with the SEC on March 17, 2008 (the “2007 Form 10-K”).

10.18	Form of Director Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.38 to the 2007 Form 10-K.

10.19	Amendment dated December 13, 2007 to the Management Incentive Compensation Plan, filed as Exhibit 10.39 to the 2007 Form 10-K.

10.20	Amendment dated December 13, 2007 to the 1995 Long-Term Incentive Compensation Plan, filed as Exhibit 10.40 to the 2007 Form 10-K.

10.21	Amendment dated December 13, 2007 to the 1998 Long-Term Incentive Compensation Plan, filed as Exhibit 10.41 to the 2007 Form 10-K.

10.22	Separation and Mutual Release Agreement dated January 7, 2008 between the Company and Carol M. Franklin, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on January 10, 2008.

10.23	Severance Policy, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2008.

10.24	Employment Agreement, dated April 10, 2008 between the Company and Joseph A. Ferrara, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on April 16, 2008.

10.25	Severance and Retention Agreement dated October 14, 2008 between the Company and Kenneth J. Shebek, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 22, 2008.

10.26	Severance Agreement dated October 14, 2008 between the Company and David L. Blakeney, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 22, 2008.

10.27	Severance Agreement dated October 14, 2008 between the Company and Gary W. Bogatay, Jr., filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 22, 2008.

10.28	Agreement dated November 21, 2008 between the Company and Samuel C. Knoch, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on November 26, 2008.

10.29	Agreement dated November 28, 2008 between the Company and Matthew J. Rosgone, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on December 3, 2008.

10.30	Summary of Compensatory Arrangement with Robert H. King, as described in the Current Report on Form 8-K filed with the SEC on February 20, 2009.
21.1	List of subsidiaries of the Company, filed as Exhibit 21.1 to the 2007 Form 10-K.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, filed herewith.