Form 10-K/A
period 2008-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2009-04-27
CIK 1002531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
Commission file number 000-27312
TOLLGRADE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	25-1537134 (I.R.S. Employer Identification No.)

493 Nixon Road, Cheswick, Pennsylvania (Address of principal executive offices)	15024 (Zip Code)
Registrant’s telephone number, including area code: 412-820-1400
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.20 per share (Title of Class)	The NASDAQ Stock Market LLC (Exchange on which registered)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
As of March 31, 2009, the registrant had outstanding 12,680,208 shares of its Common Stock.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009 (the “Original Filing”). We are filing this Amendment solely for the purpose of including information required by Part III of Form 10-K that the Company had planned to incorporate by reference from its definitive proxy statement relating to the Company’s 2009 Annual Meeting of Shareholders. This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended December 31, 2008, or April 30, 2009. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.
     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.1 and 31.2. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.
     Except as set forth in Part III below, no other changes are made to the Original Filing other than updating the cover page of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing. References herein to the “Company,” “we,” “our,” and “us” refer to Tollgrade Communications, Inc.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
     The following table sets forth certain information regarding our directors. Except as otherwise indicated, each director has held the principal occupation listed or another executive position with the same entity for at least the past five years.

	DIRECTOR
NAME	SINCE	PRINCIPAL OCCUPATION; OTHER DIRECTORSHIPS; AGE
James J. Barnes	1997	Partner and attorney at Reed Smith LLP, a law firm, since February 2002, serving as Managing Partner of the firm’s Pittsburgh office from January 2007 through December 2008; prior thereto, shareholder and attorney at Buchanan Ingersoll, PC, a law firm; Chairman, Compensation Committee; Age 47.

Daniel P. Barry	1995	Chairman of our Board of Directors since 2005; private investor; formerly, director of AMSCO International, a manufacturer of medical equipment, from January 1990 until 1996 and Vice Chairman from July 1995 until May 1996; President and Chief Executive Officer of AMSCO from October 1994 until July 1995; and Senior Vice President, Finance and Administration at AMSCO from June 1991 until February 1993; Chairman, Corporate Governance Committee; Age 61.

David S. Egan	1998	Chief Marketing Officer, Reed Smith LLP, a law firm, since January 2002; prior thereto, President, Clubcom, Inc., a provider of communication devices to private broadcast networks, from September 2000 until January 2002; prior thereto, Vice President, Blattner Brunner, an advertising firm, from June 2000 until September 2000; prior thereto, President, Egan/St. James, Inc., an advertising firm, from June 1999 until June 2000; prior thereto, President, Ketchum Advertising; Age 52.

Joseph A. Ferrara	2007	Chief Executive Officer, President and Board member of Tollgrade since November 2007; Senior Vice President, Sales and Marketing of Tollgrade from August 2007 until November 2007; prior thereto General Manager Data Networks Division of Ericsson, Inc. from January 2006 until July 2007 following Ericsson’s acquisition of Marconi’s product divisions; Chief Executive Officer of Marconi Corporation plc’s North American operations from June 2005 until January 2006; Vice President of Business Operations of Marconi’s Data Networks Division from February until June 2005 and July 2000 until April 2004; and Vice President of Marketing of Marconi’s Data Networks Division from April 2004 until February 2005; Age 42.

Richard H. Heibel, M.D.	1996	Professor of Internal Medicine, Lake Erie College of Osteopathic Medicine of Bradenton, a medical school, since July 2004; Board member of ChemDAQ Inc. since May 2006; Treasurer of ENVIE since January 2006; co-owner of R&A Associates since 2001; formerly, Board-certified cardiologist with the firm Consultants in Cardiology and an original founding investor in Tollgrade prior to the initial public offering; Chairman, Investment Committee; Age 62.

Robert W. Kampmeinert	1995	Chairman and Executive Vice President, Janney Montgomery Scott LLC, an investment firm, since July 2005; prior thereto, Chairman, President and Chief Executive Officer and Director, Parker/Hunter Incorporated, an investment firm; Age 65.

Brian C. Mullins	2002	Retired; formerly, Senior Vice President, Chief Financial Officer and Treasurer at SCA North America, Packaging Division, formerly called Tuscarora Incorporated, a manufacturer of protective packaging and material-handling products, since 1976; Chairman, Audit Committee; Age 68.

Executive Officers
     Information related to our executive officers is included in Item I of the Original Filing under the caption “Executive Officers of the Company.”
Audit Committee
     The Audit Committee of the Board of Directors engages an independent registered public accounting firm to audit the financial statements of Tollgrade, review and approve the results of the audit, review the scope, adequacy and results of our internal control procedures, review the quarterly and annual financial statements and review whether non-audit services provided by the independent registered public accounting firm affect the accountants’ independence. The Audit Committee Charter was first adopted by the Board of Directors on August 27, 1996. Amendments to the Audit Committee Charter have been adopted from time to time and were last proposed by the Audit Committee and formally adopted by the Board on January 23, 2007. The Audit Committee met eleven times in 2008. A copy of the Audit Committee Charter can be found on our website at www.tollgrade.com under the tab “Public & Investors/Governance.”
     The Chair of the Audit Committee is Mr. Mullins, and the other members of the Audit Committee are Messrs. Egan and Barry. The Board has determined that each of the members of the Audit Committee is “independent” as that term is defined by both Rule 10A-3 under the Exchange Act and the Nasdaq listing standards.
     The Board has also determined that each of Messrs. Barry and Mullins is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of the SEC’s Regulation S-K.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent of our common stock (collectively, the “Section 16 Persons”) to file with the SEC and Nasdaq initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. Based solely upon our review of the copies of such forms we have received, or written representations from certain Section 16 Persons that no Section 16(a) reports were required for such persons, we believe that for our year ended December 31, 2008, the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them other than one Form 4, which was filed late in connection with restricted shares granted to one of the Company’s executives, Grant Cushny, on May 13, 2008.
Code of Ethics
     We have adopted a Code of Ethics applicable to our chief executive officer, chief financial officer, controller, and other individuals performing similar functions. A copy of the Company’s Code of Ethics is available on our website at www.tollgrade.com.
Item 11. Executive Compensation.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” with management. Based on our review and discussions with management, we recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K/A and Proxy Statement relating to the annual meeting of shareholders in 2009.
     Members of the Compensation Committee:
James J. Barnes, Chairman
Daniel P. Barry
Richard H. Heibel, M.D.
COMPENSATION DISCUSSION AND ANALYSIS
Overview
     Compensation for Tollgrade’s executive officers whose names appear in the summary compensation table below (the named executive officers) is reviewed, evaluated and approved by Tollgrade’s Compensation Committee. The compensation packages for our named executive officers consist of a base salary, possible bonus payout tied to the Company’s and an individual’s performance pursuant to our Management Incentive Compensation Plan (“MICP”), equity compensation and other benefits, which are generally designed to motivate, attract and retain our named executive officers. Our compensation for named executive officers is generally designed to:
•	align our named executive officers’ interests with those of our shareholders by awarding equity compensation that rewards increases in the value of Tollgrade’s common stock,

•	provide compensation that is competitive with other technology companies, and

•	attract, retain and motivate named executive officers of outstanding ability and encourage excellence in the performance of individual responsibilities.
     Since his appointment as chief executive officer in November 2007, at the recommendation of the Compensation Committee, Mr. Ferrara has led an extensive review of the Company’s compensation practices and, as a result of this review, has recommended to the Compensation Committee certain changes in compensation practices for our executive officers, including the named executive officers. Although the Company’s core compensation goals listed above have not changed since his appointment, the Compensation Committee has made certain modifications to the manner for implementing these objectives from certain practices followed prior to Mr. Ferrara’s appointment as chief executive officer. Some of the key changes implemented by the Compensation Committee and the Board since November 2007 and throughout 2008 include:
•	the form and amount of equity compensation, most notably returning to the Company’s historical practice of granting non-qualified stock options,

•	further amendment to the MICP to ensure the affordability of the payout, while still motivating employees with the possibility of a payout should the Company’s performance objectives be achieved, including regular updates of the Company’s status in attaining these performance objectives,

•	adoption of a severance policy for all employees, and

•	changes in practices in connection with change-in-control agreements.
     Our “Compensation Discussion and Analysis” will consider each compensation component, and how executive compensation for our named executive officers was set during 2008.
Named Executive Officer Compensation Components
     The principal components of our compensation for named executive officers are:
•	base salary,

•	potential bonus payments pursuant to the MICP,

•	long-term equity compensation pursuant to the 2006 Amended and Restated Long-Term Incentive Compensation Plan (“2006 LTIP”),

•	executive level severance benefits in the event of termination under qualifying circumstances (either under the Company’s severance policy or, for certain executives, pursuant to a separate severance agreement), and

•	an additional long-term disability policy and related gross-up payment and other benefits generally available to all employees.
     Certain of our named executive officers are eligible for severance in the event of termination without cause pursuant to the terms of their respective agreements with the Company, and our chief executive officer, chief financial officer and general counsel are eligible for possible payments and benefits in the event of termination of employment related to a change in control. These agreements provide for payment of certain amounts upon termination of employment in place of, but not in addition to, entitlements under the Company’s severance policy.
Setting Executive Compensation
     Each year tally sheets are prepared for each of our named executive officers and reviewed by the Compensation Committee together with the chief executive officer. Tally sheets list each element of an individual’s compensation, including possible payouts in connection with a termination of employment in connection with a change-in-control or otherwise. The tally sheets allow the Compensation Committee to consider the entire compensation package of the individual prior to making further compensation decisions. Tally sheets are typically reviewed at the Compensation Committee’s first meeting of the calendar year; however, given Mr. Ferrara’s appointment as our new chief executive officer in November 2007, this review was deferred until Mr. Ferrara had completed his individual performance assessments of the named executive officers and his direct reports in April 2008. Following completion of these individual performance assessments, Mr. Ferrara recommended salary adjustments for the named executive officers at a meeting of the Compensation Committee in April 2008. The adjustments proposed were primarily based on performance reviews but also considered cost of living, whether the individual was eligible for other compensation opportunities, and/or whether the individual was above or at the median range of market rates for individuals performing the same or similar functions based on data from third-party consultants. In addition, Mr. Ferrara requested that Mr. Cushny be made eligible for commission, given his role in the Company’s sales organization. After reviewing the tally sheets in April 2008, the Compensation Committee determined that the named executive officers’ overall compensation, reflecting the adjustments recommended by our chief executive officer, was appropriate in light of the Company’s overall compensation objectives.
     In addition, at the Compensation Committee’s recommendation, we may from time to time engage a third-party consultant to assist in executive compensation decisions. From 2005 through 2007, the Company generally used the same individual consultant, initially with TBG Consulting, Inc., an unaffiliated third party, and later with Cowden Associates, Inc., an unaffiliated third-party, for advice regarding our named executive officers. During the year ended December 31, 2008, the Company engaged Towers Perrin, an unaffiliated third party, for consulting regarding compensation matters.
2005 Compensation Benchmarking Report
     Those individuals who were our named executive officers in 2005 were part of a 2005 compensation analysis undertaken by our third-party consultant in October 2005 (the “2005 Compensation Benchmarking Report”). The third-party consultant was instructed to conduct a comprehensive compensation analysis of the four named executive officers at that time (the fifth had recently left the Company) based on then-current market practices of an identified peer group as well as market trends. Management selected a peer group1 for the third-party consultant to consider, which consisted of telecommunications and cable equipment companies that management looked to from time to time as a benchmark for Tollgrade’s financial and operating performance. In addition, the third-party consultant suggested a second peer group2 to consider based on Hoover’s industry competitors, trailing twelve-month net income for 2004 and net sales in 2004. Total compensation consisted of salary, bonus, other compensation and equity awards.
     As a result of its review of the peer groups, the third-party consultant (i) identified gaps in the overall compensation packages between our 2005 named executive officers and the compensation of individuals with the same or comparable positions in the peer group, (ii) proposed solutions to bridge the gaps, and (iii) suggested award levels, and assisted with implementation, execution and communication of the results of the review to the Compensation Committee. The 2005 Compensation Benchmarking Report indicated that, with one exception, the base salaries for the 2005 named executive officers were in line with the median salary of individuals with the same or comparable positions within the peer groups. The Committee evaluated these median salaries, and determined that, in response to feedback from management, it would be difficult to recruit and retain individuals with the necessary qualifications unless base salaries were competitive with the median salary within our peer group. As a result, for the one named executive officer whose base salary was not comparable to the peer group, the Compensation Committee approved an increase to base salary in 2006 to bring the named executive officer’s salary up to the median of the peer group. Looking at each of the 2005 named executive officers’ overall compensation packages, however, the 2005 Compensation Benchmarking Report indicated that bonus and equity-based components of compensation were low for all individuals compared to the peer group, and suggested certain increases in the total compensation for these persons. The third-party consultant suggested developing a long-term incentive program that would provide awards in common stock and/or cash in order to bring total compensation opportunities up to market levels for the same or comparable positions within the peer groups analyzed. In response to this recommendation, the Compensation Committee granted equity to the 2005 named executive officers consistent with the amounts recommended in the 2005 Compensation Benchmarking Report.
2007 Compensation Benchmarking Report
     All of the individuals who were then serving as our named executive officers were part of a comprehensive compensation analysis undertaken by our third-party consultant in November 2007 (the “2007 Compensation Benchmarking Report”). The third-party consultant was instructed by management, at the recommendation of the Compensation Committee, to conduct a comprehensive compensation analysis of total compensation for these individuals and looked at companies selected by the consultant within our peer

[1]	The peer group consisted of the following companies: Agilent Technologies, Inc.; Aware, Inc.; Broadcom Corp.; C-Cor Inc.; Emerson Electric Co.; Micromuse, Inc.; Nortel Networks Corp.; Porta Systems Corp.; Scientific-Atlanta, Inc.; Teradyne, Inc.; and Texas Instruments Inc.

[2]	The peer group consisted of the following companies: ADC Telecommunications, Inc.; Catapult Communications Corp.; C-Cor Inc.; Ditech Communications Corp.; EMRISE Corp.; Harmonic Inc.; Inter-Tel, Inc.; Ixia; Micromuse, Inc.; NMS Communications Corp.; Porta Systems Corp.; Universal Security Instruments, Inc.; and Vodavi Technology, Inc.

group3. These companies were selected by the consultant because they share a similar standard industry code with the Company and were considered to be within a similar revenue range as the Company ($50 to $150 million). The third-party consultant suggested a different peer group than the peer groups used during the 2005 Compensation Benchmarking Report because there were changes to the companies in those groups and readily available data allowed the consultant to select companies that were currently more comparable to the Company. The consultant also selected a regional peer group based on the same criteria and determined that the national and regional peer group data was comparable. The review was recommended by the Compensation Committee to update the 2005 Compensation Benchmarking Report in light of significant changes in senior management positions and job responsibilities and in response to feedback from management that salaries may not be competitive in the job market. At the Compensation Committee’s request, the consultant also reviewed equity grants for individuals with the same or similar positions within the same peer group, in an attempt to provide updated information to the Compensation Committee on the gaps in compensation in these areas, which had been identified in the 2005 Compensation Benchmarking Report. This report confirmed those compensation gaps identified continued to exist for named executive officers, and reconfirmed that consistent annual grants of equity awards to named executive officers would be necessary in order to bring total compensation opportunities in line with the median range of our peer group.
     We also received advice from this consultant regarding our equity compensation, MICP and other possible cost effective benefits earlier in 2007. The specific instructions given to the third-party consultant and the impact of the third-party consultant’s advice on our executive compensation decisions for named executive officers are discussed below in the context of the relevant compensation component.
2008 Compensation Benchmarking Report
     All of the named executive officers included in the summary compensation table below were part of a comprehensive review of our compensation performed by our third-party consultant, Towers Perrin, in November 2008 (the “2008 Compensation Benchmarking Report”). Following the strategic review of the Company’s business in the fourth quarter of 2008, management and the Compensation Committee sought to ensure that the Company’s compensation programs were aligned with and supported the Company’s business and strategies. Towers Perrin was asked to assist the Company in defining and outlining a new strategic compensation program. In connection with this review, Towers Perrin benchmarked a total of twenty-four positions within the Company, including the positions held by the named executive officers, analyzing elements of compensation as follows: base salary, target annual incentive, target total cash compensation (base salary plus target annual incentive), expected value of long-term incentives, and target total direct compensation (target total cash compensation plus the expected value of long-term incentives). To benchmark each position, Towers Perrin used a blend of the then most recently available compensation surveys from Towers Perrin, and third party consultants, Mercer and Watson Wyatt, and compared each element of compensation provided by Tollgrade for each of the twenty-four positions against the market data for the same or similar positions.
Tax Implications
     Section 162(m) of Code disallows any federal income tax deductions for a company for compensation paid to its named executive officers in excess of $1 million each in any taxable year, with certain exceptions, including for compensation paid pursuant to shareholder-approved compensation plans that are performance-based. The 2006 LTIP is structured to permit grants of stock options and certain other awards to be eligible for this performance-based exception. By doing so, compensation upon exercise of the options or receipt and/or vesting of the awards is deductible under the Code. Payments under the MICP are not eligible for the performance-based exception, since the MICP has not been approved by our shareholders. The Compensation Committee intends to continue to take whatever actions are necessary to minimize Tollgrade’s non-deductible compensation expense, while at the same time maintaining flexibility in determining our executive compensation. Currently, none of the named executive officers’ overall compensation approaches levels that would affect our non-deductible compensation expense.
     The Company generally considers and seeks to minimize the impact of Section 409A of the Code and the regulations promulgated under Section 409A. Under Section 409A, unless a “nonqualified deferred compensation plan” complies with rules relating to the timing of deferrals and distributions, all deferred amounts become immediately taxable and there is an additional 20% penalty tax, to the extent the compensation is not subject to a “substantial risk of forfeiture” and has not previously been included in

[3]	The report included the following companies: Boston Communications Group, Inc.; Emerson Electric Co.; Internap Network Services, Corp.; Nanometrics, Inc.; Neoware Systems, Inc.; Nortel Networks Corp.; OpenTV Corp.; Pericom Semiconductor Corp.; Pinnacle Data Systems, Inc.; Proxim Corp.; Terremark Worldwide Inc.; Ulticom, Inc.; and Viisage Technology, Inc. These are companies in the communications industry in similar or comparable areas of business. This is the same peer group that was used in 2006 in connection with the review of the 2006 LTIP.

gross income. In order to exclude our plans from the effects of Section 409A of the Code, our 1995 Long-Term Incentive Compensation Plan, the 1998 Long-Term Incentive Compensation Plan, the MICP and the 2006 LTIP were each amended in December 2007. In addition, the Company’s severance policy, Mr. Ferrara’s employment agreement, and the agreements executed in March 2009 between the Company and certain executives were drafted to minimize the impact of Section 409A of the Code.
Base Salary
     We provide our named executive officers with a base salary to compensate these individuals for services rendered during the fiscal year. The chief executive officer annually reviews the performance of our other named executive officers. At the conclusion of the annual review process, which is generally in January or February of each year, the chief executive officer recommends any salary adjustments to the Compensation Committee. Given the change in the Company’s chief executive officer during the last quarter of 2007 and the reorganization of certain management positions during the first quarter of 2008, the chief executive officer deferred his annual review process to April 2008, though any salary adjustments were made retroactive to January 1, 2008.
     The Compensation Committee ultimately approves any salary adjustments recommended by the chief executive officer for named executive officers (once they have been identified as named executive officers of the Company). Salary adjustments are typically based on affordability to the Company pursuant to its approved operating plan, individual performance reviews and taking into account such factors as competitive industry salaries and the individual’s contributions and experience. The Compensation Committee aims to provide a competitive base salary compared to other similarly-size technology companies in order to attract and retain personnel.
Named Executive Officers (Other Than Chief Executive Officer)
     The base salaries of our named executive officers that were employed by the Company in April 2008 were reviewed at that time. Base salaries for our named executive officers were also reviewed as part of the 2007 Compensation Benchmarking Report during the last quarter of 2007. The 2007 Compensation Benchmarking Report indicated that salaries for all except one of the named executive officers were considered to be in the median for persons performing the same or similar functions within the peer group. The chief executive officer recommended to the Compensation Committee salary adjustments retroactive to January 1, 2008 in connection with his annual review of the other named executive officers during April 2008. While in prior years, any salary increases typically were equivalent in percentage among the named executive officers, in April 2008, salary adjustments among the named executive officers ranged from 0% to 3.5%. Individual salary adjustments were primarily based on performance reviews but also considered cost of living, whether the individual was eligible for other compensation opportunities, and/or whether the individual was above or at the median range of market rates for individuals performing the same or similar functions based on data from third-party consultants.
     In January 2009, consistent with the Company’s annual practice, the base salaries of our named executive officers were reviewed. Base salaries of our named executive officers then in the Company’s employ were also reviewed as part of the 2008 Compensation Benchmarking Report conducted in November 2008. The 2008 Compensation Benchmarking Report indicated that the base salaries of three of the five named executive officers currently employed by the Company were in the competitive range (falling within 10% of the market median for the position) and that the base salaries of two of the named executive officers currently employed by the Company were more than 10% over the market median. In light of these findings, as well as general economic conditions, our chief executive officer recommended against any salary increases for the named executive officers in 2009, and the Compensation Committee agreed with this recommendation. At the recommendation of the chief executive officer and with the approval of the Compensation Committee, effective July 1, 2009, the salaries of two of our named executive officers will be reduced, in one case in connection with changes in the named executive officer’s roles and responsibilities, and in the other case in order to more closely align the named executive officer’s salary with the market median, consistent with the 2008 Compensation Benchmarking Report.
Chief Executive Officer
     The base salary for our chief executive officer was initially determined at the time of his appointment in November 2007. At the Compensation Committee’s recommendation, and the Board of Director’s approval, Mr. Ferrara’s salary was set at an amount considered to be consistent with the base salary of the former chief executive officer until the terms of an employment agreement were to be finalized. Mr. Ferrara declined to be considered for a salary adjustment in January 2008 when salary adjustments are generally made in connection with annual performance reviews. In April 2008, the Company entered into an employment agreement with Mr. Ferrara, which maintained the annual salary established in November 2007, subject to increases or decreases from time to time as determined by the Compensation Committee. Mr. Ferrara’s agreement provides for mandatory annual increases based on the average percentage increase in base salary, if any, of the Company’s Executive Council (as defined in Mr. Ferrara’s agreement) for the prior two full calendar years. The Compensation Committee recommends, subject to the final approval of the Board of Directors, any salary adjustments for the chief executive officer after the Compensation Committee completes its annual performance review of the chief executive officer. Mr. Ferrara declined to be considered for any increase in salary for the 2009 calendar year in connection with management’s overall recommendation that there be no merit-based salary adjustments in 2009.
Bonus Payments Pursuant to MICP
     The Compensation Committee administers the MICP. Our named executive officers are eligible to participate and receive bonus payments pursuant to the MICP if both corporate and individual performance targets approved by the Compensation Committee are achieved. The objectives of the MICP are to:
•	increase our profitability and growth in a manner that is consistent with the goals of the Company, its shareholders and its employees;

•	provide the potential for executive compensation that is competitive with other similarly situated technology companies in our peer group;

•	attract and retain personnel of outstanding ability and encourage excellence in the performance of individual responsibilities;

•	motivate and reward those members of management who contribute to our success; and

•	allow the Compensation Committee flexibility to administer the MICP to reflect the changing organizational goals and objectives of the Company.
     Awards made under the MICP are based upon the achievement of both individual and corporate performance targets, which are recommended by management and approved by the Compensation Committee at the beginning of each fiscal year, taking into account the cost to the Company of the potential aggregate bonus payments. A payment under the MICP is only possible if both corporate and individual targets are met. The corporate performance target for the MICP is a targeted net operating income level for the Company for the award year with any payout occurring during the following year. This performance target was recommended by the Compensation Committee, after considering a variety of possible targets, as a good and easily measurable indicator of Company performance based on management’s own internal operating plans. The targeted net operating income level set each year by the Board of Directors is considered to be a challenging but achievable target. The Company may also make discretionary payments.
     We did not meet our targeted net operating income level for the 2006, 2007 or 2008 award years. Although discretionary payments may be made by the Compensation Committee if approved by the Board of Directors, no discretionary payout was approved for the 2006, 2007 or 2008 award years. In the last five completed award years, we did not meet our targeted net operating income level; however, in one of these five award years, the Board of Directors approved, at the recommendation of the Compensation Committee, a discretionary bonus payout. These payouts were made in recognition of the significant efforts by employees in some cases, on year over year improvements, notwithstanding the failure to meet the original targets.
     The MICP was amended by the Board of Directors, at the recommendation of the Compensation Committee, in February 2007 after considering the recommendations of Cowden Associates, Inc. with respect to this plan. Cowden Associates, Inc. had suggested a revision or an alternative to the MICP, which would involve setting a minimum threshold of corporate performance that must be achieved before a payment under the MICP could be earned and then setting various target levels that correspond to different percentages of the total possible payout. These suggestions were aimed at assuring that the total aggregate MICP payout would not exceed five percent of net operating income of the Company under its operating plan for the award year, while still rewarding participants for corporate and individual performance. At that time, the Compensation Committee had targeted that the overall MICP payment should not exceed this level, which was considered reasonable based upon a review by management of the cost of bonus plans to other peer group companies.
     The February 2007 amendments replaced the single targeted net operating income with four benchmarking ranges of targeted net operating income, which were derived from management’s own operating plan targets. The Compensation Committee believed that the establishment of these ranges should reduce the need for the Compensation Committee to approve discretionary payouts. The February 16, 2007 amendments also established an award pool for each net operating income target, from which the employees’ payments would be made if the net operating income target was met and this award pool would be prorated among the thresholds. It was intended that the financial targets and the award pool would continue to be set annually taking into account current conditions and affordability to the Company. These changes were considered to be necessary in order to meet the goals of the MICP described above, while at the same time taking into account current conditions and affordability to the Company.
     The MICP was further amended by the Board of Directors, at the recommendation of the Compensation Committee, on January 28, 2008. The amendment revised some of the February 2007 amendments in a renewed effort to achieve a reasonable impact to the Company’s financial performance while retaining the possibility of a bonus payout for all participants if performance targets were achieved. Specifically, the amendment removed the annual award pool and increased the maximum payout percentage. The

January 28, 2008 amendment also changed participants’ breakdown of individual and Company performance criteria, depending on the percentage of base salary at which each participant was entitled to receive payment under the MICP (participants eligible to receive 10% or below or participants eligible to receive more than 10%) and reduced the participant’s total possible payout for the 2008 award year. Specifically, any awards to participants who were eligible to receive 10% or below of their base salary were based 50% on specific individual performance goals as established between the individual and the individual’s immediate supervisor and 50% on the Company’s attainment of its targeted net operating income. For the 2008 award year, participants at this level were eligible for a maximum of 50% of their percentage level. For example, a participant who was eligible to receive 10% of the participant’s base salary was eligible to receive 5% of their base salary during the 2008 award year of which 50% was tied to the Company’s performance and 50% was tied to the individual’s performance.
     Awards to participants who were eligible to receive more than 10% of their base salary were based 35% on specific individual performance goals as established between the individual and the individual’s immediate supervisor and 65% on the Company’s attainment of its targeted net operating income. For award year 2008, participants at this level were eligible for a maximum of 30% of their percentage level. For example, a participant who was eligible to receive 20% of the participant’s base salary was eligible to receive 6% of their base salary during the 2008 award year of which 65% was tied to the Company’s performance and 35% was tied to the individual’s performance. All of our named executive officers that were eligible to participate during the 2008 award year fell within this second category. Participants within this group are expected to have a greater impact on the Company’s performance and therefore this group’s possible bonus payout was more closely tied to the Company’s, rather than the individual’s performance.
     No awards were paid under the MICP for performance in 2008, as the Company did not meet its net operating income target. Targets for 2009 performance, which, if met, would result in the payment of incentive compensation under the MICP, have not been established and remain subject to consideration by management and the Compensation Committee.
Equity Compensation Pursuant to LTIP
     A key component of our named executive officers’ compensation is paid in the form of equity incentives. Equity compensation is designed to tie the interests of the named executive officer to the long-term performance of the Company. The traditional form of equity compensation granted has been non-qualified stock options; however, in February 2007, restricted shares were granted to for the first time.
     Equity grants are made pursuant to the terms of our 2006 LTIP, which was approved by our Board of Directors and our shareholders in 2006. The stated objectives of the 2006 LTIP are to:
•	optimize the profitability and growth of Tollgrade through incentives that are consistent with Tollgrade’s goals and that link the personal interests of participants to those of our shareholders,

•	provide participants with an incentive for excellence in individual performance,

•	promote teamwork among participants, and

•	provide flexibility to Tollgrade in its ability to motive, attract and retain the services of participants who make significant contributions to Tollgrade’s success and to allow participants to share in our success.
     The Compensation Committee considers a number of factors when awarding equity grants to named executive officers, which include the following:
•	advice of outside consultants with respect to market practices and other factors,

•	management input (except as to the recipient’s own grants),

•	individual recipient’s overall compensation,

•	individual job performance data,

•	corporate performance data, including LTIP data, and

•	accounting and tax implications, including the expense of the grant.
     Awards are intended to be granted, if at all, at the Compensation Committee’s regularly scheduled January meeting. Any grants to new hires or in connection with promotions are intended to be made at the next regularly scheduled Compensation Committee meeting. The grant date will be the same date as the Compensation Committee’s approval date and the grant price will be equal to the fair market value of the Company’s common stock on the date of grant, as defined in the 2006 LTIP.

Restricted Shares
     During January and February 2007, the Compensation Committee undertook a review of its equity compensation practices, including the form and timing of all equity awards to all employees and non-employee directors. During the course of its review, the Compensation Committee considered the 2005 Compensation Benchmarking Report in which our third-party consultant recommended that the Company grant restricted shares with a performance-based component to more closely align the interests of the recipient with the Company’s performance and a time-based component to aid in retention of named executive officers.
     On February 15, 2007, the Compensation Committee approved an equity compensation program that included the individuals who then served as our named executive officers and would allow the Compensation Committee to award, from time to time, as appropriate, restricted shares with time and performance-based components. The shift from non-qualified stock options was designed to:
•	more closely align the value obtained from equity awards with the performance of the Company,

•	to address that many previous stock option grants were “under water” (i.e. the exercise price of exercisable options is above the fair market value of the common stock), which defeated retention goals, and

•	a perception that restricted shares would be less dilutive to shareholders than stock options because less total shares would need to be granted to provide a similar financial benefit to award recipients due to the inherent value of restricted shares regardless of stock performance.
     In connection with approving this equity program, the Compensation Committee granted an award of restricted shares to the named executive officers then in the Company’s employ on February 15, 2007. Mr. Ferrara, who was not employed by the Company in February 2007, received restricted shares in October 2007, which were subject to the same restrictions as the February 2007 awards. This award was recommended by our former chief executive officer in connection with the recruitment of Mr. Ferrara and was approved by our Compensation Committee. Mr. Cushny, who also was not employed by the Company in February 2007, received a grant of restricted shares subject to the same terms in May 2008. The restricted shares were structured to vest as follows:
•	Time-based component: 1/3rd will vest on February 15, 2010.

•	Performance-based component: 2/3rd would have vested on December 31, 2008 had Tollgrade met or exceeded the defined cumulative performance measure. Half of this performance-based component was eligible to have vested on February 15, 2008 had the Company met or exceeded an accelerated performance measure.
     The cumulative and accelerated performance measures were set by the Compensation Committee at the time of the award and were tied to the Company’s earnings before interest, taxes, depreciation and amortization determined in accordance with generally accepted accounting principles excluding non-recurring items. In selecting the performance measure, the Compensation Committee specifically selected a different performance target than the MICP, which is based on net operating income, and determined adjusted EBITDA was an appropriate performance measure after considering a variety of performance measures. Further, the Compensation Committee set the specific performance threshold at an amount considered to be aggressive and rigorous in order to motivate recipients.
     The Company did not meet the defined cumulative or accelerated performance measures, and accordingly the number of restricted shares subject to those measures did not vest on December 31, 2008, and were instead forfeited on January 1, 2009 by the recipients of those awards.
     The number of restricted shares granted to each named executive officer took into account the suggested annual equity compensation value for the named executive officer in the 2005 Compensation Benchmarking Report (to the extent the named executive officer was part of that report).
Non-Qualified Stock Options
     Our chief executive officer received a grant of 150,000 non-qualified stock options in December 2007 following his appointment to that office in November 2007. When granting this award and determining the amount, the Compensation Committee reviewed the historical grants and stock ownership of past executive officers and selected an amount they viewed as appropriate in order to align the chief executive officer’s interests with the long-term interests of the shareholders. The stock options vest over a three-year period, with one-third vesting on each anniversary of the date of grant.
     Based on the 2007 Compensation Benchmarking Report, in January 2008 the chief executive officer requested that the Compensation Committee consider a grant of non-qualified stock options to certain members of senior management, including the named executive officers (other than the chief executive officer, who had received a grant in December 2007 as described above), in order to provide meaningful compensation to senior management that would be tied to the long-term performance of the Company. Although our third-party consultant had previously advised that restricted shares were at that time more frequently utilized in the corporate environment, our Compensation Committee decided to return to our historical practice of non-qualified stock option grants. This decision was based in large part upon the recommendation of the new chief executive officer and his belief that stock option grants would serve as a greater incentive to employees by more closely aligning their interests with the shareholders in improving the value of the Company’s common stock.
     Management asked that our third-party consultant, Cowden Associates, provide data regarding award amounts in our previously identified peer group. The third-party consultant considered awards to individuals with the same or similar positions within our peer group4, the frequency of the awards and the relative cost of the award to the Company. The chief executive officer recommended, and the Compensation Committee approved, awards to our named executive officers then-serving (excluding our current chief executive officer) on January 28, 2008 consistent with the range recommended by our third-party consultant. Although the value of stock options (option price relative to number of stock options granted) awarded to named executive officers was slightly higher than the value of stock options granted to individuals performing the same or similar functions within the median range of this peer group, the total value was considered to be necessary to bring total compensation in-line with the median of compensation for individuals with the same or similar positions within the peer groups and appropriate given the simultaneous reduction of the possible MICP payout for the 2008 award year for named executive officers. This gap in compensation was initially identified in the 2005 Compensation Benchmarking Report. Historically, options granted to our named executive officers vested over a two-year period with one-third vesting on the date of grant. In order to assist with retention and to make stock option grants comparable to more companies in our peer group, since December 2007, stock options granted to employees, including the January 2008 awards, vest over a three-year period, with one-third vesting on each anniversary of the date of grant.
     In January 2009, in an effort to align the interests of senior management with the long-term interests of the Company’s shareholders, as well as to align their compensation with the success of the Company’s business and strategy, the chief executive officer recommended, and the Compensation Committee approved, grants of stock options to members of senior management. The number of options granted was determined based on market comparisons and recommendations reflected in the 2008 Compensation Benchmarking Report, and the fact that annual equity grants have not consistently been made over time. The stock options vest in the same manner described above, vesting over a three-year period, with one-third vesting on each anniversary of the date of grant.
Stock Ownership Limitations and Restrictions
     Although the Company does not have security ownership requirements or guidelines that specify any applicable amounts and forms of ownership, we have policies regarding hedging the economic risk of common stock ownership. Specifically, those employees and directors that are subject to our Insider Trading Policy may not engage in any short-term or speculative transactions involving our common stock. In addition, our directors and Section 16 officers may not:
•	purchase and sell, or sell and purchase, our common stock within any six month period,

•	make any short sales of our common stock,

•	purchase or sell any puts or calls with respect to our common stock on any exchange or other organized market, or

•	enter into hedging or monetized transactions with respect to our common stock, such as zero-cost collars or forward sale contracts, unless the proposed transaction has been pre-cleared by our General Counsel.
Post Employment Compensation
     Beginning in August 2008, as part of the Company’s ongoing review of its compensation practices, the Compensation Committee, upon the recommendation of the Company’s chief executive officer, has been evaluating the severance policies and practices applicable to the Company’s management team. To assist the Company in this review, the Compensation Committee engaged the compensation consultant, Towers Perrin, to review industry standards and provide advice to the Compensation Committee in connection with its deliberations concerning the appropriate structure and terms for severance and change in control benefits for management.
     In connection with its review, the Compensation Committee considered both the number of employees that were parties to existing change in control agreements and the terms of such agreements, including the extent to which the terms were consistent with the recently modified published requirements of the Corporate Governance Policies and Guidelines issued by RiskMetrics Group ISS

[4]	The report included the same companies identified in footnote 3 that were used in the 2007 Compensation Benchmarking Report.

(herein, the “Guidelines”), a proxy advisory firm for many institutional investors. As a result of its review, the Committee determined that having sixteen change in control agreements in effect at that time was not consistent with current industry best practice and was not required by the Company’s ongoing business and executive needs. Accordingly, the Committee determined to limit change in control agreements to the Company’s Chief Executive Officer, Chief Financial Officer and General Counsel, and to allow the change in control agreements with other employees to expire in accordance with their terms or, in certain other cases, to negotiate the termination of these agreements prior to their expiration and transition these persons to other forms of severance and other compensation.
     Working with Towers Perrin, the Company developed a target structure for the change in control and severance agreements in the context of the Company’s overall compensation practices and management structure. This structure included the concept of a three-tiered approach to severance and change in control, with the first tier including the employment agreement with the Company’s Chief Executive Officer, which was negotiated in connection with Mr. Ferrara’s promotion to the office in 2007, the second tier including an agreement for the Chief Financial Officer and General Counsel, and a third tier for five other executive officers. The purpose of this tiered approach was to align the benefits more closely with industry practice and to control the ultimate potential cost to the Company of the benefit. Outside of these three tiers, any remaining change in control or other severance agreements would either be allowed to expire or were terminated in exchange for a new severance agreement and other benefits to the affected employee. At a meeting held on January 26, 2009, the Compensation Committee approved the three-tiered approach and strategy to reduce the number of change in control agreements and the modified terms described below.
     At the meeting held on January 26, 2009 and a subsequent meeting held on February 13, 2009, the Committee reviewed and discussed drafts of the forms of the tier two and tier three agreements, including, upon the recommendation of Towers Perrin and the Company’s outside counsel, modifications to the definition of change in control which had historically appeared in the executive change in control agreements. The Committee noted that the existing form of change in control agreements already provided for a “double-trigger” such that both a change in control and termination of employment (whether directly or with “Good Reason for Termination” by the executive) within a fixed period of time of the change in control would have to occur before a payment obligation would be triggered under the agreement. The Committee retained the “double-trigger” concept but revisited the definition of change in control in light of the recently modified Guidelines. At a meeting held on March 9, 2009, the Committee continued its discussions and recommended the two forms of agreement for approval by the full board.
     The most significant modifications to the form of change in control agreement in effect prior to the changes described herein include: (i) revising the definition of change in control to require the consummation of the change in control transaction rather than only approval by the Board of Directors or shareholders; (ii) conforming the change in control definition with the definition in Mr. Ferrara’s employment agreement and the Company’s 2006 Long-Term Incentive Compensation Plan with respect to a change in the majority of the incumbent board; (iii) modifying the definition of good reason for termination to be consistent with the safe harbor language of Section 409A of the Internal Revenue Code and with the chief executive officer’s employment agreement; and (iv) providing that the initial term of the agreement would be three rather than two years. At a meeting on March 10, 2009, the Board of Directors, upon the recommendation of the Compensation Committee and the Corporate Governance Committee, approved the forms of the tier two and tier three agreements.
Change-in-Control and Severance Agreements
     The Company entered into an employment agreement with Mr. Ferrara in April 2008, which was approved by the Compensation Committee, and which provides for the payment of certain sums upon the occurrence of certain events in connection with a change in control. Mr. Ferrara’s employment agreement also provides for severance payments in the event of Mr. Ferrara’s termination of employment, which payments vary in connection with the circumstances of termination. Mr. Ferrara’s employment agreement replaced the severance agreement previously entered into between the Company and Mr. Ferrara in connection with the recruitment of Mr. Ferrara as an executive officer in August 2007. Mr. Ferrara’s employment agreement comprises the first tier in the Company’s three-tiered approach to change in control and severance agreements described above. The terms of Mr. Ferrara’s employment agreement are described in detail under the heading “Employment Agreement, Separation of Employment and Change-in-Control Agreements.”
     In March 2009, the Company entered into agreements with Mr. Bogatay and Ms. Antol, which also provide for payment upon the occurrence of certain events in connection with a change in control, as well as for termination of employment under other qualifying circumstances. The agreement between the Company and Mr. Bogatay replaced a severance letter agreement, which the Company had entered into with Mr. Bogatay in connection with recruiting him to the position of Chief Financial Officer in October 2008. The agreement between the Company and Ms. Antol replaced the change in control agreement between the Company and Ms. Antol which was executed in January 2008, and which was a replacement for the change in control agreement that had been in place between the Company and Ms. Antol since February 2000. Mr. Bogatay’s and Ms. Antol’s agreements comprise the second tier of the Company’s three-tiered approach to change in control and severance agreements. Information regarding possible payouts and other terms of these agreements are described in detail under the heading “Employment Agreement, Separation of Employment and Change-in-Control Agreements.”
     In March 2009, Mr. Cushny entered into an agreement relating to payments to be made to him in the event of his involuntary termination of employment without cause (but not including the executive’s termination of employment for good reason). Mr. Cushny’s March 2009 agreement replaced the change in control agreement executed between Mr. Cushny and the Company in January 2008. Mr. Bair and the Company remain party to a change in control agreement entered into in July 2005 and which expires in July 2009. At the time of their separation from employment with the Company, Mr. Knoch and Mr. Rosgone were also parties to change in control agreements with the Company. Information regarding possible payouts and other terms of these agreements are described in detail under the heading “Employment Agreement, Separation of Employment and Change-in-Control Agreements.”
Severance Policy and Separation Agreements
     During 2007, at management’s recommendation and with the approval of the Compensation Committee, management engaged Towers Perrin to provide guidance on current market practices with respect to executive severance. The third-party consultant provided a general summary of its 2006 study and published surveys of other organizations with general guidance of how companies handle severance, including calculation of amount, outplacement fees, continuation of health benefits, treatment of vesting provisions for stock options and restricted shares, treatment of executive officers versus other employees, and release of liability and other covenants required by employees in connection with payment. Management and the Compensation Committee considered this third-party consultant report when approving the Company’s formal severance policy, described in more detail below, and more recently when entering into separation and release agreements with two of its named executive officers. The report confirmed that an executive officer receiving two weeks base salary for each year of service is consistent with market data reviewed by the third-party consultant.
     On January 28, 2008, the Board of Directors of the Company approved, at management’s and the Compensation Committee’s recommendation, a severance policy in which all regular full-time active salaried exempt and salaried non-exempt employees of the Company are eligible for severance payments in the event of a qualifying loss of employment. A formal severance policy was adopted in an attempt to formalize the Company’s practices over a period of time, and provide for certain modification to those practices. The terms of the severance policy are the same for all eligible employees except that the Executive Group, as defined in the policy (including the named executive officers), are eligible to receive two weeks’ regular base pay for each full year of service (with a minimum of four and maximum of fifty-two weeks) while other employees are eligible for one week’s regular base pay per year of service. Any payment pursuant to the severance policy would be reduced by any other severance benefits the recipient would receive under any other agreement with the Company. Eligibility to receive severance is also contingent on the recipient executing a general release of liability with the Company and may be further conditioned on execution of a non-compete or confidentiality agreement with the individual.
     The Company entered into separation and mutual release agreements with Mr. Knoch, our former chief financial officer, and Mr. Rosgone, a named executive officer no longer employed by the Company. The terms of the agreements with Messrs. Knoch and Rosgone are consistent with the formal severance policy approved on January 28, 2008, and include non-compete and confidentiality provisions. In addition, Mr. Rosgone’s agreement provided for additional compensation as consideration for Mr. Rosgone’s agreement to provide transitional consulting services to the Company. The terms of each of these agreements are described in detail under the heading “Employment Agreement, Separation of Employment and Change-in-Control Agreements.”
Perquisites and Other Benefits
     The only perquisite that the Company provides to its named executive officers is a long-term disability policy and related tax-gross up payment. The Compensation Committee approved this benefit at its January 2007 meeting after considering several low-cost forms of compensation suggested by our third-party consultant that would provide named executive officers with a benefit without incurring significant costs. The Compensation Committee believes that this benefit is desirable in order to assist in attracting and retaining high-quality executive officers. Mr. Ferrara is entitled to receive this benefit pursuant to the terms of his employment agreement. Mr. Bogatay, who became employed by the Company in October 2008, began to receive this benefit in January 2009.
     During 2008, in consideration of his role within our sales organization, Mr. Cushny was eligible to receive quarterly sales commission compensation based on the Company’s overall sales as compared with the sales plan submitted for 2008. The sales commission is a percentage of sales, based upon achievement of established benchmarks.
     During 2008, the named executive officers did not receive any other perquisites or other benefits that are not generally available to all employees. Tollgrade does not maintain a deferred compensation or pension plan for its named executive officers other than the 401(k) plan offered to all employees and does not provide any contributions to the 401(k) on behalf of any named executive officers.

Summary Compensation Table
     The table below sets forth certain information regarding compensation of our chief executive officer, each person who served as our chief financial officer during 2008, and each other named executive officer.

					Stock	Option	All Other
Name/Principal Position		Salary		Bonus	Awards	Awards	Compensation		Total
(1)	Year	($)		($)(2)	($)(3)	($)(4)	($)		($)
Joseph A. Ferrara,	2008	$350,000		—	$10,968	$179,659	$2,633	(5)	$543,260
Chief Executive	2007	$116,154	(6)	—	$13,607	$8,835	$712	(5)	$139,308
Officer and President

Gary W. Bogatay, Jr.	2008	$38,869	(7)	—	—	$4,980	—		$43,849
Chief Financial Officer and Treasurer

Samuel C. Knoch,	2008	$179,484		—	$8,485	$11,654	$121,784	(5)(9)	$321,407
Former Chief	2007	$212,781		—	$36,210	$19,306	$2,589	(5)	$270,886
Financial Officer	2006	$205,995		$6,902	—	$24,904	—		$237,801
and Treasurer (8)

Grant Cushny,	2008	$188,448		—	$1,849	$16,278	$20,367	(5)(10)	$226,942
Executive Director,	2007	$74,654	(13)	—	—	—	$24,916	(5)(14)	$98,769
Professional Services and Program Management

Sara M. Antol,	2008	$182,804		—	$7,422	$16,278	$988	(5)	$207,492
General Counsel and	2007	$176,652		—	$25,865	$14,031	$732	(5)	$217,280
Secretary	2006	$171,018		$4,071	—	$18,097	—		$193,186

Richard A. Bair,	2008	$182,752		—	$5,939	$9,045	$1,026	(5)	$198,762
Executive Director	2007	$182,640		—	$20,687	$14,301	$849	(5)	$218,477
of Telecommunications	2006	$176,815		$3,435	—	$18,097	—		$198,347
Engineering

Matthew J. Rosgone,	2008	$142,211		—	$6,063	$11,654	$149,374	(5)(12)	$309,302
Former VP, Operations	2007	$167,001		—	$25,865	$14,031	$582	(5)	$207,479
(11)	2006	$158,152		$3,812	—	$18,097	—		$180,061

(1)	The material terms of Mr. Ferrara’s employment agreement, Mr. Knoch’s separation and mutual release agreement, and Mr. Rosgone’s separation and mutual release agreement are discussed under the heading “Employment Agreement, Separation of Employment and Change-in-Control Agreements.”

(2)	No bonus payments were payable pursuant to the MICP for our performance in 2006, 2007 or 2008. A discretionary bonus payment pursuant to the MICP was paid to Ms. Antol and to Messrs. Knoch, Bair and Rosgone during 2006 for the 2005 award year.

(3)	Mr. Cushny received a grant of restricted shares during 2008, the details of which are described in the “Grant of Plan-Based Awards” table. Each of the other named executive officers, other than Mr. Bogatay, received a grant of restricted shares during 2007. The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes for the years ended December 31, 2008 and 2007, respectively, in accordance with FAS 123(R) with respect to restricted share awards. In connection with their separation from employment on October 17, 2008, Messrs. Knoch and Rosgone forfeited 6,338 and 4,528 restricted shares, respectively.

(4)	Each named executive officer received a grant of stock options during 2008, the details of which are described in the “Grant of Plan-Based Awards” table. Mr. Ferrara was the only named executive officer to receive a grant of options during 2007, the details of which are described in the “Grant of Plan-Based Awards” table. The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes for the years ended December 31, 2008, 2007, and 2006, respectively, in accordance with FAS 123(R) with respect to stock option awards. Assumptions used in the calculation of these amounts are included in Note 2 to the Company’s audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 13, 2009, in Note 2 to Tollgrade’s audited financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the SEC on March 17, 2008, and in Note 2 to Tollgrade’s audited financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the SEC on March 6, 2007.

(5)	During 2008, payments for additional long-term disability premium and related gross-up payments amounted to: $1,599 and $1,033 for Mr. Ferrara; $1,615 and $1,144 for Mr. Knoch; $2,057 and $1,149 for Mr. Cushny; $659 and $329 for Ms. Antol; $653 and $373 for Mr. Bair; and $373 and $220 for Mr. Rosgone. During 2007, payments for additional long-term disability premium and related gross-up payments amounted to: $400 and $311 for Mr. Ferrara; $1,615 and $974 for Mr. Knoch; $514 and $287 for Mr. Cushny; $494 and $238 for Ms. Antol; $545 and $304 for Mr. Bair; and $373 and $209 for Mr. Rosgone.

(6)	Joseph A. Ferrara was appointed President and Chief Executive Officer of Tollgrade on November 16, 2007. Mr. Ferrara joined Tollgrade as Senior Vice President of Marketing and Sales on August 1, 2007. Mr. Ferrara’s annual base salary as Chief Executive Officer and President is $350,000.

(7)	Gary W. Bogatay, Jr. was appointed Chief Financial Officer and Treasurer of Tollgrade on October 18, 2008. Mr. Bogatay’s annual base salary is $215,000.

(8)	Mr. Knoch became separated from employment with the Company effective as of October 17, 2008.

(9)	Mr. Knoch received a severance payment of $119,026 in connection with the separation of his employment, which consisted of twenty-six weeks of his base salary, unpaid and accrued vacation time, outplacement fees and benefits pursuant to the terms of a separation and mutual release agreement. The break-down of the payment and material terms of the agreement are described in detail under the heading “Employment Agreement, Separation of Employment and Change-in-Control Agreements.”

(10)	This amount includes a commission payment of $17,161 to Mr. Cushny pursuant to his commission plan for 2008, which is described under the section heading, “Perquisites and Other Benefits.”

(11)	Mr. Rosgone was separated from employment with the Company effective as of October 17, 2008.

(12)	Mr. Rosgone received a severance payment of $148,781 in connection with his separation from employment with the Company, which consisted of forty-two weeks of his base salary, unpaid and accrued vacation time, outplacement fees and benefits pursuant to the terms of a separation and mutual release agreement. The break-down of the payment and material terms of the agreement are described in detail under the heading “Employment Agreement, Separation of Employment and Change-in-Control Agreements.”

(13)	Mr. Cushny became a Tollgrade employee in August 2007.

(14)	Mr. Cushny received $24,115 in moving expenses and a related gross-up payment of $15,295 in 2007 in connection with his relocation to the Company’s Cheswick, Pennsylvania offices.

Grant of Plan-Based Awards
     The table below sets forth certain information concerning plan-based awards granted during the year ended December 31, 2008 to each of the named executive officers.

												Grant
												Date
									All			Fair
									Other	All Other	Exercise	Value
		Estimated Future Payouts				Estimated Future			Stock	Option	or Base	of
		Under Non-Equity				Payouts Under Equity			Awards:	Awards of	Price of	Stock
		Incentive Plan Awards				Incentive Plan Awards			No. of	Securities	Option	and
		Thres-			Maxi-				Shares	Underlying	Awards	Option
	Grant	hold	Target		mum	Thres-	Target	Maxi-	of Stock	Options	($/	Awards
Name	Date	($)	($)(1)		($)	hold (#)	(#)	mum (#)	or Units	(#)(2)	Share)	(3)
Joseph A. Ferrara	—		$47,250

Gary W. Bogatay, Jr.	—		0	(4)
	10/20/08									50,000	$3.27	$75,735

Samuel C. Knoch	—		$18,052	(5)
	1/28/08									18,000	$6.57	$52,879

Grant Cushny	—		$14,134
	1/28/08									18,000	$6.57	$52,879
	5/13/08						3,704 (6)		1,856 (7)			$26,132

Sara M. Antol	—		$13,721
	1/28/08									18,000	$6.57	$52,879

Richard A. Bair	—		$10,965
	1/28/08									10,000	$6.57	$29,377

Matthew J. Rosgone	—		$10,219	(5)
	1/28/08									18,000	$6.57	$52,879

(1)	Represents the amount payable under the MICP had the Company attained its targeted net operating income during the 2008 award year. No awards were paid under the MICP for the 2008 award year. The MICP provided for the payout of one amount for the 2008 award year if the corporate target and the participant’s individual target were attained. The MICP did not provide for payout of greater or lesser amounts during the 2008 award year.

(2)	Options were granted pursuant to the 2006 LTIP with an exercise price equal to the fair market value of our common stock on the date of grant. The options granted to Mr. Bogatay on October 20, 2008 are exercisable in equal installments on October 20, 2009, October 20, 2010, and October 20, 2011, and remain outstanding for a period of ten years. The options granted to Ms. Antol and Messrs. Cushny and Bair on January 28, 2008 are exercisable in equal installments on January 28, 2009, January 28, 2010, and January 28, 2011, and remain outstanding for a period of ten years. The options granted to Messrs. Knoch and Rosgone on January 28, 2008 were also made exercisable in equal installments on January 28, 2009, January 28, 2010, and January 28, 2011, and were to remain outstanding for a period of ten years; however, because these options were not yet exercisable on the date Messrs. Knoch and Rosgone were separated from employment, in accordance with the terms of the 2006 LTIP, the options automatically terminated.

(3)	Based on SEC rules, the grant date fair value of each award is computed in accordance with FAS 123(R).

(4)	Under the terms of the MICP, an employee hired during an award year may become eligible to participate in the MICP for that award year on a pro-rata basis if the employee becomes a participant effective not later than (6) months after the beginning of the award year. Mr. Bogatay began employment with the Company on October 18, 2008 and, as such, was not eligible to participate in the MICP for the 2008 award year.

(5)	A participant is not eligible for an award under the MICP if the participant is voluntarily or involuntarily terminated prior to the time of payment of any payout under the MICP. Therefore, as of December 31, 2008, Mr. Knoch and Mr. Rosgone were not eligible to receive an award under the MICP even if the corporate and individual targets had been achieved.

(6)	Shares were subject to performance-based restrictions. Represents two-thirds of an award, the remainder of which is subject to time-based restrictions. The performance-based restricted shares were eligible to vest on December 31, 2008 had Tollgrade met or exceeded the defined cumulative performance measure based on Tollgrade’s performance over a two year period ending December 31, 2008. One-half of the number of performance-based restricted shares was eligible vest on the first anniversary of the grant date had Tollgrade met or exceeded an accelerated performance measure. As neither of the defined performance measures was met, the performance-based shares were forfeited on January 1, 2009.

(7)	Shares are subject to time-based restrictions and vest three years from the date of grant. Represents one-third of an award of restricted shares, the other two-thirds of which were subject to performance-based restrictions, as described in Note (6).

Outstanding Equity Awards at Fiscal Year-End 2008
     The following table sets forth certain information concerning outstanding equity awards for our named executive officers as of December 31, 2008.

						Share Awards
	Option Awards									Equity
			Equity							Incentive
			Incentive						Equity	Plan
			Plan						Incentive	Awards:
			Awards:						Plan	Market
	No. of	No. of	No. of						Awards:	or Payout
	Securities	Securities	Securities					Market	No. of	Value of
	Underlying	Underlying	Underlying	Option		No. of		value of	Unearned	Unearned
	Unexercised	Unexercised	Unexercised	Exercise	Option	Unvested		Unvested	Unvested	Unvested
	Options (#)	Options (#)	Unearned	Price	Expiration	Shares		Shares	Shares	Shares
Name	Exercisable	Unexercisable	Options (#)	($)	Date(1)	(#)		($)(2)	(#)	($)(2)
Joseph A. Ferrara						3,334	(3)	$15,937
									6,666 (4)	$31,863
	50,000 (5)	100,000 (5)		$7.78	12/13/2017

Gary W. Bogatay, Jr.		50,000 (6)		$3.27	10/20/2018

Samuel C. Knoch						1,440	(7)	$6,883
	3,000			$55.90	12/14/2010
	2,000			$28.40	10/11/2011
	10,000			$32.90	12/19/2011
	1,500			$9.49	10/24/2012
	3,500			$13.63	12/16/2012
	13,760			$8.49	10/10/2015

Grant Cushny						1,856	(7)	$8,872
									3,704 (4)	$17,705
		18,000 (8)		$6.57	1/28/2018

Sara M. Antol						1,852	(7)	$8,853
									3,704 (4)	$17,705
	3,000			$55.90	12/14/2010
	2,000			$28.40	10/11/2011
	5,000			$32.90	12/19/2011
	1,500			$9.49	10/24/2012
	3,500			$13.63	12/16/2012
	10,000			$8.49	10/10/2015
		18,000 (8)		$6.57	1/28/2018

						Share Awards
	Option Awards								Equity
			Equity						Incentive
			Incentive					Equity	Plan
			Plan					Incentive	Awards:
			Awards:					Plan	Market
	No. of	No. of	No. of					Awards:	or Payout
	Securities	Securities	Securities				Market	No. of	Value of
	Underlying	Underlying	Underlying	Option		No. of	value of	Unearned	Unearned
	Unexercised	Unexercised	Unexercised	Exercise	Option	Unvested	Unvested	Unvested	Unvested
	Options (#)	Options (#)	Unearned	Price	Expiration	Shares	Shares	Shares	Shares
Name	Exercisable	Unexercisable	Options (#)	($)	Date(1)	(#)	($)(2)	(#)	($)(2)
Richard A. Bair						1,482 (7)	$7,084
								2,962 (4)	$14,158
	2,500			$159.19	7/13/2010
	10,000			$117.34	8/16/2010
	3,000			$55.90	12/14/2010
	2,000			$28.40	10/11/2011
	5,000			$32.90	12/19/2011
	6,666			$8.49	10/10/2015
		10,000 (8)		$6.57	1/28/2018

Matthew J. Rosgone						1,028 (7)	$4,914
	3,000			$55.90	12/14/2010
	5,000			$20.53	8/20/2011
	5,000			$32.90	12/19/2011
	5,000			$15.84	7/18/2012
	1,500			$9.49	10/24/2012
	3,500			$13.63	12/16/2012
	10,000			$8.49	10/10/2015

(1)	The option expiration date listed is based upon the terms in the initial award; however, options that are exercisable at the time of termination of employment must be exercised within one year from the date of termination. In the case of Messrs. Knoch and Rosgone, options that were exercisable on October 17, 2008, in each case the date of his separation from employment, will expire October 17, 2009. Options that are not exercisable on the date of separation from employment are automatically terminated.

(2)	Based on SEC rules, the market valuation is based on $4.78 per share, which was the closing price of Tollgrade’s common stock on December 31, 2008.

(3)	The restricted shares vest on October 18, 2010; however, if Mr. Ferrara is involuntarily terminated by Tollgrade without cause prior to that date, he will receive a pro-rated portion based on the number of months of service completed divided by thirty-six (36) multiplied by the number of restricted shares (3,334).

(4)	The restricted shares would have vested on December 31, 2008 had the Company met a defined performance target for the two year period ended December 31, 2008. If on December 31, 2007 an accelerated performance target had been met, one-half of the restricted shares would have been eligible to vest on the first anniversary of the date of grant. As neither target was met, vesting did not occur and the shares were forfeited on January 1, 2009.

(5)	Options to purchase a total of 150,000 shares of the Company’s common stock were granted with an exercise price equal to the fair market value of our common stock on the date of grant, are exercisable in equal installments on December 13, 2008, December 13, 2009 and December 13, 2010, and remain outstanding for a period of ten years from the date of grant.

(6)	Options to purchase 50,000 shares of the Company’s common stock were granted with an exercise price equal to the fair market value of our common stock on the date of grant. The options are exercisable in equal installments on October 20, 2009, October 20, 2010, and October 20, 2011, and remain outstanding for a period of ten years from the date of grant.

(7)	The terms of the award provide that the restricted shares will vest on February 15, 2010; however, if the recipient is involuntarily terminated by Tollgrade without cause prior to that date, the recipient will receive a pro-rated portion based on the number of months of service completed from the time of grant divided by thirty-six (36) multiplied by the number of restricted shares subject to this time-based condition. Messrs. Knoch and Rosgone were separated from employment with the Company on October 17, 2008; therefore, in each case the award reflects the pro-rated number of restricted shares he is eligible to receive on February 15, 2010 based on the completion of twenty months of service from the date of grant.

(8)	Options were granted on January 28, 2008, vest in equal installments on January 28, 2009, January 28, 2010 and January 28, 2011, and remain outstanding for a period of ten years from the date of grant.
          Under our standard vesting schedule in effect prior to December 2007, an award would vest in three equal installments on the date of grant, and on the first and second anniversaries of the date of grant. Commencing with the grant of 150,000 options to Mr. Ferrara in December 2007, our standard vesting schedule was modified to provide for vesting in three equal installments on the first, second and third anniversaries of the date of grant. Except as noted by footnote with respect to a particular award, all awards included in the above table have fully vested.
Option Exercises and Stock Vested
          There were no exercises of stock options or vesting of stock awards during the year ended December 31, 2008 for any of the named executive officers.
Employment Agreements, Separation of Employment and Change-in-Control Agreements
Employment Agreement with Joseph A. Ferrara
     Effective April 10, 2008, the Company entered into an employment agreement with Mr. Ferrara (the “Ferrara Agreement”) relating to his continuing employment with the Company. The Ferrara Agreement has an initial term through January 31, 2011. The term will be automatically extended for successive additional terms of three years, unless terminated by either the Company or Mr. Ferrara.
     The Ferrara Agreement provides for an annual base salary of $350,000, with such increases or decreases from time to time as the Compensation Committee of the Company’s Board of Directors may determine, subject to mandatory annual increases based on the average percentage increase in base salary, if any, of the Company’s Executive Council (as defined in the Ferrara Agreement) for the prior two full calendar years. Mr. Ferrara is also entitled to receive annual bonuses based upon achievement of performance objectives established by the Compensation Committee pursuant to the Company’s Management Incentive Compensation Plan at the level specified for the Company’s chief executive officer. Mr. Ferrara is also eligible to receive long-term disability coverage of $10,000 per month during the term of the disability.
     While serving as chief executive officer during the term of the Agreement, the Company has agreed to nominate Mr. Ferrara on its slate of Board of Director candidates and to recommend to the Company’s shareholders that Mr. Ferrara be elected to the Board.
     The Agreement provides for certain severance payments upon termination of Mr. Ferrara’s employment. Such payments vary depending upon the circumstances of termination.
     If Mr. Ferrara’s employment is terminated because of his death, “disability” or “retirement” (each as defined in the Agreement), Mr. Ferrara (or in the event of his death, Mr. Ferrara’s spouse or estate if his spouse does not survive him) is entitled to receive a pro rata portion, based upon the number of months of Mr. Ferrara’s employment during the year of termination, of any annual bonus program or agreement in effect for the year of termination based upon the then-projected achievement of performance objectives for the year.
     If, within six months prior to a “change-in-control” (as defined in the Ferrara Agreement) or three years after a change-in-control, Mr. Ferrara’s employment is terminated by the Company without “cause for termination” (as defined in the Ferrara Agreement) or is terminated by Mr. Ferrara with “good reason for termination” (as defined in the Ferrara Agreement), Mr. Ferrara is entitled to receive a severance payment of three times the sum of:
(i)	the greater of (a) his annual base salary on the date of termination (provided that in the case of good reason for termination, the date immediately preceding the date of the event that gave rise to the good reason for termination shall be used instead of the date of termination) or (b) his annual base salary in effect when the change-in-control occurred, plus

(ii)	the greater of (a) his average annual cash award for the two calendar years prior to the date of termination (provided that in the case of good reason for termination, the date immediately preceding the date of the event that gave rise to the good reason for termination shall be used instead of the date of termination) or (b) his average annual cash award for the two calendar years prior to the date of the change-in-control.
          In addition, Mr. Ferrara shall be entitled to receive payment of reasonable executive placement agency fees for a period not to exceed two years and the continuation of certain medical, pension and other benefits for a three-year period. Finally, outstanding stock appreciation rights and stock options that did not immediately become exercisable upon the occurrence of the change-in-control shall automatically become vested and shall be exercisable thereafter until the stated expiration date of the stock appreciation right or stock option.
          In the event of a change in control, if we assume these payments were triggered as of December 31, 2008, the following table provides an estimate of the amount payable to Mr. Ferrara:

Base Salary ($350,000) x 3	$1,050,000
Average Bonus Payment for 2007 ($0) and 2008 ($0) x 3	—
Estimated Annual Benefits ($12,000) x 3	$36,000
Estimated Annual Outplacement Fees (15% of base salary)	$52,500
Acceleration of Options Based on Closing Stock Price on December 31, 2008 and Number of Options Outstanding as of Fiscal Year End 2008	—

Total:	$1,138,500

          If Mr. Ferrara’s employment is terminated by the Company without cause for termination or is terminated by Mr. Ferrara with good reason for termination and the change-in-control scenario above is not applicable, Mr. Ferrara will be entitled to receive two times the sum of:
          (i) his annual base salary in effect on the date of termination, plus
          (ii) his average annual cash award for the two calendar years prior to the date of termination.
          In addition, Mr. Ferrara shall be entitled to receive payment of reasonable executive placement agency fees for a period not to exceed two years and the continuation of certain medical, pension and other benefits for a two-year period.
          If we assume these payments were triggered as of December 31, 2008, the following table provides an estimate of the amount payable to Mr. Ferrara:

Base Salary ($350,000) x 2	$700,000
Average Bonus Payment for 2007 ($0) and 2008 ($0) x 2	—
Estimated Annual Benefits ($12,000) x 2	$24,000
Estimated Annual Outplacement Fees (15% of base salary)	$52,500

Total:	$776,500

          For purposes of the severance payments described above, the Company’s notice of non-renewal of the Ferrara Agreement shall be considered termination of Mr. Ferrara’s employment by the Company without cause for termination. A thirty day cure period applies under the Ferrara Agreement if the Company terminates Mr. Ferrara with cause for termination or if Mr. Ferrara terminates his employment with good reason for termination.
     The receipt of any severance payments under the Ferrara Agreement are subject to Mr. Ferrara signing and not revoking for a period of seven days a separation and mutual release of claims agreement. Pursuant to the Ferrara Agreement, Mr. Ferrara agrees to resign from all positions that he holds with the Company or its subsidiaries, including, without limitation, as a member of the Board of Directors, immediately following the termination of his employment for any reason, if the Board of Directors so requests.
     If any payment or payments due to Mr. Ferrara result in an excise tax being imposed on Mr. Ferrara pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), the Company is obligated to make certain “gross-up payments” (as defined in the Agreement) to Mr. Ferrara. The Ferrara Agreement is to be construed and interpreted, to the extent possible, in a manner that avoids the imposition on Mr. Ferrara of the 20% penalty under Section 409A of the Code, and the Company and Mr. Ferrara agree to cooperate diligently to amend the terms of the Ferrara Agreement to the extent permissible under Section 409A of the Code for Mr. Ferrara to avoid the penalty. If on the date of Mr. Ferrara’s separation from service, within the meaning of 409A, Mr. Ferrara is a “specified employee” as defined in Section 409A of the Code, payments to Mr. Ferrara will be delayed until the earlier of (i) the six-month anniversary of Mr. Ferrara’s separation from service or (ii) the date of his death. Payment will only be delayed in this manner if legal counsel mutually agreed to by the parties opines that payment may not be made under Section 409A of the Code prior to the end of the six-month period without violating the six-month delay requirement. In the event the parties are unable to agree on legal counsel to render an opinion, the Company is entitled to withhold any tax withholding and make any reporting it determines is required by law.
     This Ferrara Agreement is intended to represent Mr. Ferrara’s sole entitlement to severance payments and benefits in connection with termination of his employment. It specifically replaces the severance and change-in-control agreements previously entered into between the Company and Mr. Ferrara during August 2007.
Agreements with Sara M. Antol and Gary W. Bogatay, Jr.
          Effective March 17, 2009, Sara M. Antol and Gary M. Bogatay, Jr. entered into agreements with the Company relating to payments to be made to them in the event of their involuntary termination of employment without cause (including the executive’s termination of employment for good reason) in connection with a change in control or otherwise (herein, the “Tier Two Agreements”). The Tier Two Agreements have an initial term of three years, and are automatically extended for successive two year periods unless terminated by either party upon not less than 60 days’ written notice prior to the end of the then current term.
          If the executive’s employment is terminated by the Company without “cause for termination” (as defined in the Tier Two Agreements), including the executive’s termination of employment for “good reason for termination” (as defined in the Tier Two Agreements), and such termination does not occur in connection with a “change in control” (as defined in the Tier Two Agreement), the executive is entitled to receive a lump sum cash payment in an amount equal to the executive’s annual base salary. In addition, the executive is entitled to receive payment of executive placement agency fees of up to $6,000 and to the continuation of certain health and welfare benefits for a period of twelve months.
          If the agreements had been in effect and we assume these payments were triggered as of December 31, 2008, the following table provides an estimate of the amounts that would have been payable to Ms. Antol and Mr. Bogatay:

	Antol	Bogatay
Annual Base Salary as of 12/31/08	$182,947	$215,020
Average Bonus Payment for 2007 ($0) and 2008 ($0) x 2	—	—
Estimated Annual Benefits ($12,000) for one year	$12,000	$12,000
Outplacement Fees	$6,000	$6,000

Total:	$200,947	$233,020

     If the executive’s employment is terminated either six months before or within two years after a change in control or is terminated by the executive for good reason for termination within such period, the executive is entitled to receive a lump sum cash payment equal to an amount that is two times the sum of (a) the greater of (i) the executive’s annual base salary for the year then in effect (or in effect on the date immediately preceding the date of the event which gave rise to the good reason for termination) or (ii) the executive’s annual base salary for the year in effect on the date of the change in control, and (b) the greater of (i) the average annual cash award received by the executive as incentive compensation or bonus for the two calendar years immediately preceding the termination date (or the date immediately preceding the date of the event which gave rise to the good reason for termination) or (ii) the average annual cash award received by the executive as incentive compensation or bonus for the two calendar years immediately preceding the date of the change in control. In addition to the foregoing, the executive is entitled to receive payment of executive placement agency fees of up to $6,000 and to the continuation of certain health and welfare benefits for a period of 24 months.
          If the agreements had been in effect and we assume these payments were triggered as of December 31, 2008, the following table provides an estimate of the amounts that would have been payable to Ms. Antol and Mr. Bogatay:

	Antol	Bogatay
Annual Base Salary as of 12/31/08 x 2	$365,894	$430,040
Average Bonus Payment for 2007 ($0) and 2008 ($0) x 2	—	—
Estimated Annual Benefits ($12,000) x 2	$24,000	$24,000
Outplacement Fees	$6,000	$6,000
Acceleration of Options Based on Closing Stock Price on December 31, 2008 and Number of Options Outstanding as of Fiscal Year End 2008	—	—

Total:	$395,894	$460,040

          Receipt of the payments and benefits described above is subject to the executive signing a separation and mutual release of claims agreement. The Tier Two Agreements further include confidentiality provisions and covenants against competition. The Tier Two Agreements represent the executive’s sole entitlement to severance payments and benefits in connection with termination of employment.
          The Tier Two Agreements replace the change in control and severance agreements previously entered into between the Company and Ms. Antol and Mr. Bogatay.
Severance Agreement with Grant Cushny
          Effective March 17, 2009, Grant Cushny entered into an agreement with the Company relating to payments to be made to him in the event of his involuntary termination of employment without cause (which does not include termination of employment for good reason) (herein, the “Severance Agreement”). The Severance Agreement has an initial term of three years, and will be automatically extended for successive two year periods unless terminated by either party upon not less than 60 days written notice prior to the end of the then-current term.
          Under the Severance Agreement, if Mr. Cushny’s employment were terminated by the Company without cause (as defined in the Severance Agreements), he would be entitled to receive a lump sum cash payment in an amount equal to his annual base salary. He would also be entitled to receive payment of executive placement agency fees of up to $6,000 and to the continuation of certain health and welfare benefits for a period of 12 months.
          If the agreement had been in effect and we assume this payment was triggered as of December 31, 2008, the following table provides an estimate of the amount that would have been payable to Mr. Cushny:

Annual Base Salary as of 12/31/08	$188,448
Average Bonus Payment for 2007 ($0) and 2008 ($0) x 2	—
Estimated Annual Benefits ($12,000) for one year	$12,000
Outplacement Fees	$6,000

Total:	$206,448

     Receipt of these payments and benefits is subject to the executive signing a separation and mutual release of claims agreement. The Severance Agreement further includes confidentiality provisions and covenants against competition. The Severance Agreement represents the executive’s sole entitlement to severance payments and benefits in connection with termination of employment. The Severance Agreement specifically replaces the change-in-control agreement previously entered into between the Company and Mr. Cushny.
Change in Control Agreements with Richard A. Bair, Samuel C. Knoch and Matthew J. Rosgone
          The Company is party to agreements with Messrs. Bair, Knoch and Rosgone, which provide for certain severance payments in connection with the termination of the executive’s employment as a result of a change-in-control (as defined in the agreement). Mr. Bair’s agreement will expire in July 2009, and Mr. Rosgone’s and Mr. Knoch’s agreements will expire in January 2010. Following the separation from employment of Messrs. Knoch and Rosgone on October 17, 2008, each of them remained eligible to receive payments under their respective agreements in the event a change in control were to have occurred before April 17, 2009.
          These agreements provide that, if the executive’s employment is terminated by the Company other than for cause (as defined in the agreement) within six months before a change-in-control or three years after a change-in-control, the executive is entitled to a severance payment from Tollgrade of a maximum of two times the sum of:
(i)	his annual base salary at the time of the change-in-control, plus

(ii)	the average annual cash award that he received as incentive compensation or bonus for the two calendar years preceding the time of termination or change-in-control.
          Under the terms of each agreement, the executive would also be entitled to receive reasonable executive agency outplacement fees for a period of no more than two years and the continuation of medical and medical benefits for two years.
          Each agreement contains a non-competition provision that would prevent the executive from directly or indirectly engaging or participating in or otherwise being connected with a competing business for a period of up to two years plus the amount of time the individual violates this non-compete restriction.
          Assuming these payments were triggered as of December 31, 2008, the following table provides an estimate of the amount that would have been payable to each named executive officer with a change-in-control agreement.

	Bair	Knoch(1)	Rosgone(2)
Annual Base Salary as of December 31, 2008 (or as of the date of termination of employment, if earlier) multiplied by 2	$365,505	$434,339	$344,233
Average Bonus Payment for 2007 and 2008 multiplied by 2	—	—	—
Estimated Annual Benefits ($12,000) multiplied by 2	$24,000	$24,000	$24,000

	Bair	Knoch(1)	Rosgone(2)
Estimated Annual Executive Outplacement Fees (not to exceed 15% of base salary)	$27,413	$32,575	$25,817
Acceleration of Options Based on Closing Stock Price on December 31, 2008 and Number of Options Outstanding as of Fiscal Year End 2008	—	—	—

Total:	$416,918	$490,914	$394,050

(1)	Mr. Knoch was separated from employment with the Company on October 17, 2008.

(2)	Mr. Rosgone was separated from employment with the Company on October 17, 2008.
Separation and Mutual Release Agreements with Certain Named Executive Officers
     In connection with Mr. Knoch’s separation from employment with the Company on October 17, 2008, the Company entered into a separation and mutual release agreement dated November 21, 2008 (the “Knoch Agreement”). Pursuant to the Knoch Agreement, the Company agreed to pay Mr. Knoch approximately $108,500 (twenty-six weeks’ salary) plus any vacation and other cash entitlements that were accrued as of the date of separation, medical, dental and vision benefits for twenty six weeks after the date of execution of the Knoch Agreement and certain outplacement services not to exceed $6,000, in exchange for certain customary representations and covenants from Mr. Knoch and mutual releases of liability.
     In connection with Mr. Rosgone’s separation from employment with the Company, on October 17, 2008, the Company entered into a separation and mutual release agreement dated November 28, 2008 (the “Rosgone Agreement”). Pursuant to the Rosgone Agreement, the Company agreed to pay Mr. Rosgone approximately $139,000 (forty-two weeks’ salary) plus any vacation and other cash entitlements that were accrued as of the date of separation, medical, dental and vision benefits for forty-two weeks after the date of execution of the Agreement and certain outplacement services not to exceed $6,000, in exchange for certain customary representations and covenants from Mr. Rosgone and mutual releases of liability, as well as Mr. Rosgone’s agreement to provide transitional consulting services to the Company for a period of four weeks following separation from employment.

Director Compensation

						Change in Pension
						Value and
						Nonqualified
					Non-Equity	Deferred
Non-Employee		Fees Earned or Paid			Incentive Plan	Compensation	Total
Director Name	Year	in Cash ($)	Stock Awards ($)	Option Awards ($)	Compensation ($)	Earnings	($)
James J. Barnes	2008	84,000	16,182	—		N/A	100,182
	2007	72,000	20,009	—	—	N/A	92,009
	2006	52,687	—	—	—	N/A	52,687
Daniel P. Barry	2008	124,500	—	29,377		N/A	153,877
	2007	111,500	40,017	—	—	N/A	151,517
	2006	85,211	—	—	—	N/A	85,211
David S. Egan	2008	83,500	—	14,689		N/A	98,189
	2007	63,000	20,009	—	—	N/A	83,009
	2006	47,382	—	—	—	N/A	47,382
Richard H. Heibel, M.D.	2008	84,500	—	14,689		N/A	99,189
	2007	72,500	20,009	—	—	N/A	92,509
	2006	51,048	—	—	—	N/A	51,048
Robert W. Kampmeinert	2008	64,000	—	14,689		N/A	78,689
	2007	52,000	20,009	—	—	N/A	72,009
	2006	39,132	—	—	—	N/A	39,132
Brian C. Mullins	2008	90,500	—	14,689		N/A	105,189
	2007	77,500	20,009	—	—	N/A	97,509
	2006	60,325	—	—	—	N/A	60,325
Non-Employee Director Fees
          Since September 21, 2006, non-employee directors receive an annual retainer of $30,000, a fee of $1,250 for attendance at each Board meeting and a fee of $1,000 for attendance at each committee meeting. In addition, a non-executive Chairman of the Board receives an additional annual retainer of $30,000, the Chairman of the Audit Committee receives an additional annual retainer of $12,500, the Chairman of the Compensation Committee receives an additional annual retainer of $10,000 and the Chairman of the Corporate Governance and Investment Committees each receive an additional annual retainer of $7,500.
          Prior to September 21, 2006, non-employee directors received an annual retainer of $16,000, a fee of $1,000 for attendance at each Board meeting and a fee of $750 for attendance at each committee meeting. In addition, a non-executive Chairman of the Board received an additional annual retainer of $24,000, the Chairman of the Audit Committee received an additional annual retainer of $10,000, the Chairman of the Compensation Committee received an additional annual retainer of $8,000 and the Chairman of the Corporate Governance and Investment Committees each received an additional annual retainer of $6,000.
Non-Employee Director Equity Grants
          In October 2005, the Board provided that each year the non-employee directors (other than the Chairman) would be entitled to receive a grant of non-qualified stock options in the amount of 5,000 shares of common stock and the Chairman would be entitled to receive a grant of non-qualified stock options in the amount of 10,000 shares of common stock. In December 2006, the Board of Directors suspended this practice of granting non-qualified stock options in contemplation of approving restricted shares in 2007.
          On February 8, 2007, the Compensation Committee approved a grant of 3,332 restricted shares to the Chairman of the Board of Directors and 1,666 restricted shares to the other non-employee directors. The amounts of the restricted share grants were intended to approximate the Black-Scholes value on the date of grant of previous non-qualified stock option grants to the Chairman and other non-employee directors. The restricted shares had a one-year vesting period and vested on February 8, 2008.
          On January 28, 2008, the Compensation Committee approved a grant of either non-qualified stock options in the amount historically granted (10,000 for Chairman or 5,000 for other non-employee directors), or, restricted shares in an amount that approximated the Black-Scholes value of the non-qualified stock option grant (4,926 for Chairman or 2,463 for other non-employee directors). The Compensation Committee determined that since both forms of equity had the same effect on stock compensation expense and had previously been granted to non-employee directors, it was appropriate for the recipient to have a choice between non-qualified stock options and restricted shares on the date of grant. All except one member of the Board of Directors elected to receive non-qualified stock options. The remaining non-employee director elected to receive restricted shares.
          On January 26, 2009, the Compensation Committee approved a grant of either non-qualified stock options in the amount historically granted (10,000 for the Chairman of the Board and 5,000 for other non-employee directors), or, restricted shares in an amount that approximated the Black-Scholes value of the non-qualified stock option grant (4,702 for the Chairman of the Board and 2,351 for other non-employee directors). The Compensation Committee again determined that since both forms of equity had the same effect on stock compensation expense and had previously been granted to non-employee directors, it was appropriate for the recipient to have a choice between non-qualified stock options and restricted shares on the date of grant. All except one member of the Board of Directors elected to receive non-qualified stock options. The remaining non-employee director elected to receive restricted shares.
Compensation Committee Interlocks and Insider Participation
          During the year ended December 31, 2008, the members of the Compensation Committee were Dr. Heibel and Messrs. Barnes and Barry. There were no interlocking relationships between any of our executive officers and any entity whose directors or executive officers serve on our Compensation Committee during the year ended December 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance under Equity Compensation Plans
          Information relating to the securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of the Original Filing under the caption “Securities Authorized for Issuance under Equity Compensation Plans”.
Security Ownership of Certain Beneficial Owners and Management
          The following table sets forth certain information as to the beneficial ownership of our common stock as of March 31, 2009 by: (i) each director and director nominee; (ii) each of the named executive officers named in the Summary Compensation Table; (iii) each other person who is known by us to beneficially own 5% or more of our common stock; and (iv) all directors and executive officers as a group. The information in the table concerning beneficial ownership is based upon information furnished to Tollgrade by or on behalf of the persons named in the table.

			Percentage of
	Amount and Nature of Beneficial		Common Stock
Name and Address of Beneficial Owner (1)	Ownership (2)		Outstanding (3)
Sara M. Antol	33,252	(4)(5)	*
Richard A. Bair	33,982	(4)(5)	*
James J. Barnes	43,480	(4)(6)	*
Daniel P. Barry	74,832	(4)(6)	*
Gary W. Bogatay, Jr.	0		*
Grant Cushny	7,856	(4)(5)	*
David S. Egan	54,166	(4)(6)	*
Joseph A. Ferrara	53,334	(4)(5)	*
Richard H. Heibel	120,875	(4)(6)(7)	*
Robert W. Kampmeinert	65,666	(4)(6)(8)	*
Samuel C. Knoch	35,200	(4)(5)	*
Brian C. Mullins	33,216	(4)(6)(9)	*
Matthew J. Rosgone	34,028	(4)(5)	*
All directors and executive officers as a group (19 persons)	620,740	(4)(5)(6)(7)(8)(9)	4.90%

			Percentage of
Name and Address of Beneficial	Amount and Nature of Beneficial		Common Stock
Owner (1)	Ownership (2)		Outstanding (3)
Other Principal Shareholders:

Ramius LLC	1,820,473	(10)	14.36%
599 Lexington Avenue, 20th Floor New York, NY 10022

Bradford Capital Partners	1,547,053	(11)	12.20%
133 Freeport Road Pittsburgh, PA 15215

Royce & Associates, LLC	1,149,742	(12)	9.07%
1414 Avenue of the Americas New York, NY 10019

Dimensional Fund Advisors LP	1,082,256	(13)	8.54%
1299 Ocean Avenue Santa Monica, CA 90401

Renaissance Technologies LLC	901,700	(14)	7.11%
800 Third Avenue New York, NY 10022

Roumell Asset Management, LLC	656,267	(15)	5.18%
James C. Roumell 2 Wisconsin Circle, Suite 660 Chevy Chase, MD 20815

*	Less than 1%

(1)	If not provided above, the address of listed shareholders is c/o Tollgrade Communications, Inc., 493 Nixon Road, Cheswick, Pennsylvania 15024.

(2)	Under regulations of the SEC, a person who has or shares voting or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares, and investment power is the power to dispose of or direct the disposition of shares. Unless otherwise indicated in the other footnotes below, each person has sole voting power and sole investment power as to all shares listed opposite his name. The inclusion of any shares of stock deemed to be beneficially owned does not constitute an admission of beneficial ownership of those shares.

(3)	In computing the percentage ownership of any person, the number of shares outstanding includes 12,680,208 shares of common stock outstanding as of March 31, 2009, plus any shares subject to outstanding stock options exercisable within 60 days after March 31, 2009, held by the applicable person or persons.

(4)	Includes options that were exercisable on or within 60 days of March 31, 2009, issued to the following persons and for the following amounts: Sara M. Antol, 31,000; Richard A. Bair, 32,500; James J. Barnes, 30,000; Daniel P. Barry, 65,000; Grant Cushny, 6,000; David S. Egan, 50,000; Joseph A. Ferrara, 50,000; Richard H. Heibel, 50,000; Robert W. Kampmeinert, 44,000; Samuel C. Knoch, 33,760; Brian C. Mullins, 30,000; Matthew J. Rosgone, 33,000; and all other executive officers as a group, 29,001.

(5)	Includes restricted shares that vest on February 15, 2010 issued to the following persons in the following amounts: Sara M. Antol, 1,852; Richard A. Bair, 1,482; Grant Cushny, 1,856; Samuel C. Knoch, 1,440; Matthew J. Rosgone, 1,028; and all other executive officers as a group, 1,852. These shares represent the time-based potion of an award, which will vest on February 15, 2010. The remainder of such award was forfeited on January 1, 2009 as performance measures were not met on December 31, 2008. Mr. Ferrara received a grant of 10,000 restricted shares with the same vesting schedule, except that 1/3 of the award (3,334 shares) is eligible to vest on October 18, 2010 instead of February 15, 2010. The remaining 2/3 of Mr. Ferrara’s award (6,666 shares) was forfeited on January 1, 2009. Unless and until forfeited, a holder of restricted shares has the power to vote the shares but does not have dispositive power of the shares until they vest.

(6)	Includes restricted shares that vested on February 8, 2008 issued to the following individuals in the following amounts: Barnes, 1,666; Barry, 3,332; Egan, 1,666; Heibel, 1,666; Kampmeinert, 1,666; and Mullins, 1,666. Mr. Barnes also has 2,463 restricted shares that vested on January 28, 2009, and 2,351 restricted shares that vest on January 26, 2010. Unless and until forfeited, a holder of restricted shares has the power to vote the shares but does not have dispositive power of the shares until they vest.

(7)	Includes 32,246 shares held by the spouse of Dr. Heibel, as to which shares Dr. Heibel shares voting and dispositive power.

(8)	Includes 15,000 shares held by Janney Montgomery Scott LLC, of which Mr. Kampmeinert is Chairman; voting and disposition of such shares are administered by senior management and Mr. Kampmeinert has no authority to direct the voting or disposition of such shares and disclaims beneficial ownership thereof.

(9)	Includes 550 shares held by the spouse of Mr. Mullins, as to which shares Mr. Mullins has disclaimed beneficial ownership.

(10)	Information taken solely from the Schedule 13D/A filed with the SEC on March 31, 2009 by Ramius Value and Opportunity Master Fund Ltd, Parche LLC, RCG Starboard Advisors, LLC, Ramius Enterprise Master Fund Ltd, Ramius Advisors LLC, Ramius LLC, C4S & Co., L.L.C., Jeffrey M. Solomon, Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss, Scott C. Chandler, Jeffrey Libshutz, and Edward B. Meyercord, III (collectively, the “Reporting Persons”).

The Reporting Persons identified in such filing reported that as of March 27, 2009, Parche, LLC (“Parche”), had sole voting and dispositive power with respect to 291,329 shares, and that Ramius Value and Opportunity Master Fund Ltd., a Cayman Islands company (“Value and Opportunity Master Fund”), had sole voting and dispositive power with respect to 1,529,144 shares.

Ramius Enterprise Master Fund Ltd (“Enterprise Master Fund”), as the sole non-managing member of Parche and owner of all economic interest therein, may be deemed to be the beneficial owner of the 291,329 shares owned by Parche.

RCG Starboard Advisors, LLC (“RCG Starboard Advisors”), as the investment manager of Value and Opportunity Master Fund and the managing member of Parche, may be deemed to be the beneficial owner of 1,820,173 shares, inclusive of the shares owned by Value and Opportunity Master Fund and Parche.

Ramius Advisors, LLC (“Ramius Advisors”), as the investment manager of Enterprise Master Fund, may be deemed to be the beneficial owner of the 291,329 shares owned by Parche.

Ramius LLC (“Ramius”), as the sole member of each of RCG Starboard Advisors and Ramius Advisors, may be deemed the beneficial owner of 1,820,173 shares, inclusive of the shares owned by Value and Opportunity Master Fund and Parche.

C4S & Co., L.L.C. (“C4S”), as the managing member of Ramius, may be deemed the beneficial owner of 1,820,473 shares, inclusive of the shares owned by Value and Opportunity Master Fund and Parche. As the managing members of C4S, each of Messrs. Cohen, Stark, Strauss, and Solomon may be deemed the beneficial owner of 1,820,473 shares, inclusive of the shares owned by Value and Opportunity Master Fund and Parche.

Messrs. Chandler, Libshutz, and Meyercord, as members of a “group” with the other reporting persons for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, may be deemed the beneficial owner of 1,820,473 shares, inclusive of the shares owned by Value and Opportunity Master Fund and Parche.

(11)	Information taken solely from the Schedule 13D/A filed with the SEC on December 1, 2008 reflecting ownership of our common stock as of December 1, 2008. The filing reflects that Bradford Capital Partners, BCP Investment LLC, Stephen J. Lynch and Joseph L. Calihan have shared voting and dispositive power over 1,547,053 shares.

(12)	Information taken solely from the Schedule 13G/A filed with the SEC on January 30, 2009 reflecting ownership of our common stock as of December 31, 2008. The filing reflects that Royce & Associates, LLC has sole voting and dispositive power over 1,149,742 shares. The filing also reflects that various accounts managed by Royce Associates, LLC have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the shares.

(13)	Information taken solely from the Schedule 13G/A filed with the SEC on February 9, 2009 by Dimensional Fund Advisors LP (“Dimensional Fund Advisors”) reflecting ownership of our common stock as of December 31, 2008. The filing reflects that Dimensional Fund Advisors has sole voting power over 1,071,031 shares and sole dispositive power over 1,082,256 shares. The filing indicates that Dimensional Fund Advisors is an investment advisor that furnishes investment advice investment companies and serves as investment manager to certain other commingled group trusts and separate accounts, which own the shares of our common stock. Dimensional Fund Advisors has investment and/or voting power over these shares and may be deemed the beneficial owner. Dimensional Fund Advisors disclaims beneficial ownership of all such securities.

(14)	Information taken solely from the Schedule 13G/A filed with the SEC on February 13, 2009 reflecting ownership of our common stock as of December 31, 2008. The Schedule 13G/A indicates that it was filed pursuant to a joint filing agreement between Renaissance Technologies LLC (“RTC”) and James H. Simons. The filing reflects that each of RTC and Dr. Simons, as a control person of RTC, beneficially owns and has sole voting and dispositive power over 901,700 shares of our common stock.

(15)	Information taken solely from the Schedule 13G filed with the SEC on February 11, 2009 reflecting ownership of our common stock as of December 31, 2008. The Schedule 13G indicates that it was filed pursuant to a joint filing agreement between Roumell Asset Management, LLC (“RAM”) and James C. Roumell. The filing reflects that RAM is the beneficial owner of 652,517, having shared voting and sole dispositive power over the shares, and that Mr. Roumell, as the President of RAM and holder of a controlling percentage of RAM’s outstanding securities, may be deemed the beneficial owner of the shares held by RAM. The filing indicates that Mr. Roumell is the beneficial owner of 656,267 shares of our common stock, inclusive of the shares owned by RAM, holding sole voting power over 3,750 shares and shared voting power and sole dispositive power over the 652,517 shares held by RAM.
Item 13. Certain Relationships and Related Transactions and Director Independence.
Related Party Transaction Policy
          On January 23, 2007, the Board of Directors approved a Statement of Policy with Respect to Related Party Transactions, a copy of which is available on our website at www.tollgrade.com under the tab “Public & Investors/Governance.” The policy sets forth our procedures with respect to the monitoring, review, approval and ratification of related party transactions (as defined in the policy).
          Tollgrade recognizes that related party transactions can present potential or actual conflicts of interest and may raise questions about whether those transactions are consistent with the best interests of Tollgrade and its shareholders. As a general matter, it is our policy to avoid or minimize related party transactions; however, we recognize that there are situations where related party transactions may be consistent with the best interests of Tollgrade and its shareholders.
          The definition of “related party transaction” excludes transactions available to all employees generally, transactions involving less than $5,000 when aggregated with all similar transactions, or the related party’s interest arises solely from the ownership of our common stock and the holders of our common stock receive the same benefit on a pro-rata basis (i.e. dividends).
          Pursuant to this policy, the Board of Directors determined that the Audit Committee of the Board is best suited to monitor, review, approve and/or ratify related party transactions. Accordingly, at each calendar year’s first regularly scheduled Audit Committee meeting, management will disclose and make a recommendation with respect to any proposed related party transactions for that calendar year, if any, including the proposed aggregate value of such transactions, if applicable. After its review, the Audit Committee will approve or disapprove the related party transactions and, at each subsequently scheduled meeting, management will update the Audit Committee as to any material change to those proposed transactions.
          In the event management recommends any further related party transactions after the first calendar year meeting, the transactions may be presented to the Audit Committee for approval or preliminarily entered into by management subject to ratification by the Audit Committee. If ratification does not occur, management must make all reasonable efforts to cancel or rescind the transaction. If a related party transaction is ongoing or completed and it is disapproved by the Audit Committee, the Audit Committee will consider the impact on any director’s independence and evaluate the circumstances of the transaction to determine if termination, rescission, disciplinary action or changes to this policy are appropriate.
          The Audit Committee will consider the relevant facts and circumstances of the transaction including (if applicable) but not limited to: (i) the benefits to Tollgrade, (ii) the impact on any director’s independence, (iii) the availability of other sources for comparable products or services, (iv) the terms of the transaction, (v) the terms available to unrelated third parties or to employees generally, and (vi) whether the potential transaction is consistent with the Code of Ethics and Code of Business Conduct. The Audit Committee is authorized to approve those related party transactions that are in or are not inconsistent with the best interests of Tollgrade and its shareholders and that are consistent with the Code of Ethics and Code of Business Conduct. Other related party transactions should be disapproved by the Audit Committee and should not be entered into.
          No director may participate in any review, discussion or approval of a related party transaction for which he or she is a related party, except that the director must provide all material information concerning the related party transaction to the Audit Committee.
          If a related party transaction will be ongoing, the Audit Committee may establish guidelines for our management to follow in its ongoing dealings with the related party. Thereafter, the Audit Committee, on at least an annual basis, shall review and assess ongoing relationships with the related party to determine whether they are in compliance with the Audit Committee’s guidelines and that the transaction remains appropriate.
Related Party Transactions
          Tollgrade did not enter into any related party transactions in 2008 and no related party transactions are currently proposed.

Director Independence
          Our Board of Directors has determined that all of our non-employee directors are “independent directors” as that term is defined by Rule 4200 of the Nasdaq listing standards. Our Compensation Committee, Nominating Sub-committee, and Audit Committee are comprised solely of independent directors in accordance with such standards.
Item 14. Principal Accounting Fees and Services.
          The following are the fees and expenses of PwC for services rendered for the years ended December 31, 2007 and 2008:

Applicable Fees	Year ended December 31, 2007	Year ended December 31, 2008
Audit Fees	$683,800	$722,480
Audit-Related Fees	$145,000	$0
Tax Fees	$28,970	$38,686
All Other Fees	$0	$0
Total PwC Fees	$857,770	$761,166
     “Audit Fees” consisted of fees and expenses for professional services rendered by PwC for the audits of our annual consolidated financial statements and internal controls over financial reporting for the years ended December 31, 2007 and 2008, and the reviews of the unaudited condensed consolidated financial statements included in our quarterly reports on Form 10-Q during the years ended December 31, 2007 and 2008 and other services normally provided in connection with regulatory filings.
     “Audit-Related Fees” consisted of fees and expenses for audit-related services rendered by PwC for the year ended December 31, 2007 in connection with an acquisition by the Company.
     “Tax Fees” consisted of fees and expenses for professional services rendered to us by PwC for tax compliance, tax advice and tax planning for the years ended December 31, 2007 and 2008.
     All audit and non-audit services provided by PwC in 2007 and 2008 were approved in advance by the Audit Committee, and no fees were paid in 2007 or 2008 under a de minimus exception that waives pre-approval for certain non-audit services.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(3) The following exhibits are included herewith and made a part hereof:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer, filed herewith.
31.2	Certification of Chief Financial Officer, filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 24, 2009.

TOLLGRADE COMMUNICATIONS, INC.
By	/s/ Joseph A. Ferrara
Joseph A. Ferrara
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of April 24, 2009.

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