Form 10-Q
period 2009-03-28
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2009-05-07
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
      (Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2009

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
Yes ☐      No ☑
As of April 25, 2009, there were 12,680,664 shares of the Registrant’s Common Stock, $0.20 par value per share, outstanding, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

We report preliminary results of operations on a regular basis by distributing a press release with financial information for a recently-completed quarter and filing a Current Report on Form 8-K with that information. Due to the refinement of assumptions within management’s impairment analysis of specific assets that were held and used at March 28, 2009, the financial information for the quarter ended March 28, 2009 appearing in our earlier press release differs from the financial information as presented in the filing of this Quarterly Report on Form 10-Q for the same period (this “Report”). The difference that occurred during the intervening period was an impairment of long-lived assets of $0.2 million.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 28, 2009

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value) (Unaudited)

	March 28, 2009	December 31, 2008 *

ASSETS
Current assets:
Cash and cash equivalents	$59,572	$57,976
Short-term investments	451	2,419
Accounts receivable:
Trade, net of allowance for doubtful accounts of $442 in 2009 and $377 in 2008	12,691	10,560
Other	273	668
Inventories	10,161	10,673
Prepaid expenses and deposits	1,209	1,449
Deferred income taxes	461	453

Total current assets	84,818	84,198
Property and equipment, net	2,545	2,953
Intangibles	35,983	36,853
Deferred tax assets	78	81
Other assets	261	262

Total assets	$123,685	$124,347

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,281	$1,265
Accrued warranty	1,433	1,590
Accrued expenses	2,285	1,655
Accrued salaries and wages	272	363
Accrued royalties payable	112	299
Income taxes payable	143	268
Deferred revenue	3,711	3,283

Total current liabilities	9,237	8,723
Pension obligation	883	889
Deferred tax liabilities	1,802	1,792
Other tax liabilities	541	489

Total liabilities	12,463	11,893

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.20 par value; 50,000 authorized shares, issued shares, 13,735 in 2009 and 13,733 in 2008	2,744	2,744
Additional paid-in capital	74,230	73,923
Treasury stock, at cost, 1,072 shares in 2009 and 2008	(8,081)	(8,081)
Retained earnings	44,526	45,748

Accumulated other comprehensive loss	(2,197)	(1,880)

Total shareholders’ equity	111,222	112,454

Total liabilities and shareholders’ equity	$123,685	$124,347

*	Amounts derived from audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 28,	March 29,
	2009	2008

Revenues:
Products	$7,114	$7,139
Services	4,931	6,045

Total revenues	12,045	13,184

Cost of sales:
Products	3,450	3,616
Services	1,579	1,986
Amortization	698	1,014
Severance	183	21
Intangible impairment	59	3,291
Inventory impairment	—	738

Total cost of sales	5,969	10,666

Gross profit	6,076	2,518

Operating expenses:
Selling and marketing	1,993	2,435
General and administrative	2,575	2,579
Research and development	2,545	3,616
Severance	63	435
Impairment long lived assets	143	—

Total operating expenses	7,319	9,065

Loss from operations	(1,243)	(6,547)
Interest income	118	492

Loss before income taxes	(1,125)	(6,055)
Provision for income taxes	97	449

Net loss	$(1,222)	$(6,504)

Loss per share information:
Weighted average shares of common stock and equivalents:
Basic	12,679	13,158
Diluted	12,679	13,158

Net loss per common share:
Basic	$(0.10)	$(0.49)
Diluted	$(0.10)	$(0.49)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008

Cash flows from operating activities :
Net loss	$(1,222)	$(6,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss	202	3,291
Depreciation and amortization	1,037	1,480
Compensation expense related to stock plans	307	(23)
Valuation allowance	—	187
Deferred income taxes	64	28
Restructuring and inventory write-down	—	761
Provision for losses on inventory	40	61
Provision for allowance for doubtful accounts	79	37
Changes in assets and liabilities:
Accounts receivable-trade	(2,639)	(602)
Accounts receivable-other	1,040	401
Inventories	472	(475)
Prepaid expenses and other assets	234	(25)
Accounts payable	338	(1,542)
Accrued warranty	(156)	(295)
Accrued expenses and deferred income	242	426
Accrued royalties payable	(188)	(596)
Income taxes payable	(112)	228

Net cash used in operating activities	(262)	(3,162)

Cash flows from investing activities:
Purchase of short-term investments	—	(2,186)
Redemption/maturity of short-term investments	1,968	464
Capital expenditures, including capitalized software	(86)	(275)
Sale of assets held for sale	—	198

Net cash provided by (used in) investing activities	1,882	(1,799)

Net increase (decrease) in cash and cash equivalents	1,620	(4,961)
Effect of exchange rate changes on cash and cash equivalents	(24)	264
Cash and cash equivalents at beginning of period	57,976	58,222

Cash and cash equivalents at end of period	$59,572	$53,525

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

						Accumulated
						Other		Other
	Common Stock		Additional	Treasury	Retained	Comprehensive		Comprehensive
	Shares	Amount	Paid-In	Stock	Earnings	Loss	Total	Loss

Balance at December 31, 2008	13,733	$2,744	$73,923	$(8,081)	$45,748	$(1,880)	$112,454

Compensation expense for options and restricted stock, net	2	—	307	—	—	—	307

Foreign currency translation	—	—	—	—	—	(317)	(317)	$(317)

Net loss	—	—	—	—	(1,222)	—	(1,222)	(1,222)

Comprehensive income	—	—	—	—		—		$(1,539)

Balance at March 28, 2009	13,735	$2,744	$74,230	$(8,081)	$44,526	$(2,197)	$111,222

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
We report our quarterly results for the first three interim periods based on fiscal quarters ending on Saturdays and for the fourth interim period ending on December 31. For the periods presented herein, our fiscal quarters ended March 28, 2009 (13 weeks) and March 29, 2008 (13 weeks). The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company” or “Tollgrade”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements as of and for the three month period ended March 28, 2009 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three month period ended March 28, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of SFAS 160 had no impact on the Company’s consolidated financial statements.
On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations,” (SFAS 141) but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The impact of the adoption of SFAS 141R will depend on the nature and extent of business combinations occurring on or after the effective date.
On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. See Note 5 for the effect of the adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, on the Company’s consolidated financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.
On January 1, 2009, the Company adopted FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on the Financial Statements.
On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “ Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 had no impact on the Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1,Interim Disclosures about Fair Value of Financial Instruments(“FSP FAS No. 107-1 and APB Opinion No. 28-1”), which amends the disclosure requirements of SFAS No. 107 and APB Opinion No. 28 and requires disclosure about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective for financial statements issued for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2,Recognition and Presentation of Other-Than-Temporary Impairments(“FSP FAS No. 115-2 and FAS No. 124-2”), which amends SFAS No. 115 and FSP FAS No. 115-1 and FSP FAS No. 124-1 and conforms changes to other standards including EITF Issue No. 99-20 and AICPA Statement of Position (“SOP”) No. 03-3,Accounting for Certain Loans or Debt Securities Acquired in a Transfer,and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption of FSP FAS No. 115-2 and FAS No. 124-2 on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 157-4,Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly(“FSP FAS No. 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157,Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except in paragraphs 2 and 3 of SFAS No. 157. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption of FSP FAS No. 157-4 on its consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 amends SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect this adoption to have a material impact on our financial statements.
2. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

•	Level 3 — Inputs that are both significant to the fair value measurement and unobservable.
The fair value of cash equivalents was $50.2 million and $48.0 million at March 28, 2009 and December 31, 2008, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.
3. STOCK COMPENSATION PLANS AND ACCOUNTING FOR STOCK-BASED COMPENSATION EXPENSE
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
Stock-Based Compensation Expense
During the first quarter of 2009, the Board of Directors approved the grant of a total of 394,000 stock options and 2,351 restricted shares under the 2006 Plan. Of these grants, 30,000 stock options and 2,351 restricted shares were issued to non-employee directors and the remaining 364,000 stock options were issued to employees, including the CEO and other key executive officers. The stock options granted to non-employee directors vested immediately upon issuance. The restricted share award granted to one non-employee director gave the director the right to receive the shares one year following the date of grant, regardless of whether the director is still serving on the Board of Directors, unless the director was removed from the Board for cause during that time. During the one year restriction period, the director can vote the restricted shares, but is not permitted to trade them. The stock options granted to employees vest over a three year period, with one-third vesting on each anniversary of the grant date.
Total stock-based compensation expense recognized under SFAS 123(R) for the three month periods ended March 28, 2009 and March 29, 2008 was an expense of $0.3 million and a credit of less than $(0.1) million, respectively. The unamortized stock-based compensation expense related to stock options and restricted stock totaled $1.9 million at March 28, 2009.

	Shares Authorized But Not Granted
	March 28, 2009	December 31, 2008

2006 Long-Term Incentive Compensation Plan	106,904	459,039
Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

	Number of	Range of	Weighted Average
	Shares	Option Prices	Exercise Price

Outstanding, December 31, 2008	1,605,490	$3.27 - 159.19	$23.08

Granted	394,000	5.38	5.38
Exercised	—	—	—
Cancelled/Forfeited/Expired	(104,964)	6.57-117.34	24.57

Outstanding, March 28, 2009	1,894,526	$3.27 - $159.19	$19.32

4. SEVERANCE
During the first quarter of 2009, the Company announced a restructuring program which included the realignment of existing resources to new projects, reductions in the Company’s field services and sales staffing and other reduction activities. The total severance expense associated with the program recorded in the first quarter 2009 was $0.2 million. No additional expense is expected.
During the first quarter of 2008, the Company announced a restructuring program which included the realignment of existing resources to new projects, reductions in the Company’s engineering staff, changes in field services and sales staffing and a reduction in the number of senior management positions. The total severance expense associated with the restructuring program recorded in the first quarter of 2008 was $0.5 million.
5. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

		March 28, 2009
	Useful		(Unaudited)
	Life		Accumulated
	(Years)	Gross	Amortization	Impairments	Net

Amortizing Intangible Assets:
Post warranty service agreements	6-50	$37,429	$4,107	$—	$33,322
Technology	0.25-10	18,755	16,621	40	2,094
Customer relationships	5-15	3,541	3,129	—	412
Tradenames and other	0.25-10	807	633	19	155

Total Intangible Assets		$60,532	$24,490	$59	$35,983

	Useful	December 31, 2008
	Life		Accumulated
	(Years)	Gross	Amortization	Impairments	Net

Amortizing Intangible Assets:
Post warranty service agreements	6-50	$37,563	$3,752	$—	$33,811
Technology	2-10	18,762	14,979	1,396	2,387
Customer relationships	5-15	3,554	1,420	1,676	458
Tradenames and other	0.5-10	809	393	219	197

Total Intangible Assets		$60,688	$20,544	$3,291	$36,853

Impairments
Long-Lived Assets
The Company performs impairment reviews of its long-lived assets upon a change in business conditions or upon the occurrence of a triggering event.
During the first quarter 2009, the Company recorded an impairment of long-lived assets of $0.2 million as a result of a triggering event. The triggering event which occurred subsequent to the end of the quarter, but prior to reporting our quarterly results was that it became probable that the Company would sell substantially all of the assets of its cable product line. The Company considered the likelihood of the sale and recorded the charge based on a comparison of the negotiated price to the net carrying value of the cable product line assets. The impairment was based on market information that would be considered Level 2 in the fair value hierarchy.

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
The Company currently estimates amortization expense, to be $2.0 million for the remainder of 2009 and $2.2 million, $1.7 million, $1.2 million, $1.0 million and $27.9 million for the years ended December 31, 2010, 2011, 2012 and 2013 and thereafter, respectively.
6. INVENTORIES
Inventories consisted of the following (in thousands):

	March 28, 2009
	(Unaudited)	December 31, 2008

Raw materials	$5,993	$6,225
Work in process	2,462	3,296
Finished goods	4,084	3,492

	12,539	13,013

Reserves for slow moving and obsolete inventory	(2,378)	(2,340)

	$10,161	$10,673

During the first quarter 2008, the Company announced a restructuring program which included a $0.7 million charge for inventory associated with products that were no longer part of the Company’s future strategic focus. A similar charge did not occur in the first quarter 2009.
7. PRODUCT WARRANTY
Activity in the warranty accrual is as follows (in thousands):

	Three Months Ended
	March 28, 2009	Year Ended
	(Unaudited)	December 31, 2008
Balance at the beginning of the period	$1,590	$1,937
Accruals for warranties issued during the period	194	1,789
Settlements during the period	(351)	(2,136)

Balance at the end of the period	$1,433	$1,590

8. PER SHARE INFORMATION
Net (loss) income per share has been computed in accordance with the provisions of SFAS No. 128,

“Earnings Per Share” for all periods presented. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock option grants. The three month period ended March 28, 2009 and March 29, 2008 does not include the effect of dilutive securities due to the net loss reported in such period, which would make those securities anti-dilutive to the earnings per share calculation.
A reconciliation of net loss per share is as follows (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 28, 2009	March 29, 2008
	(Unaudited)	(Unaudited)
Net loss	$(1,222)	$(6,504)
Common and common equivalent shares:
Weighted average common shares outstanding	12,679	13,158
Effect of dilutive securities — stock options	—	—

	12,679	13,158

Loss per share:
Basic	$(0.10)	$(0.49)

Diluted	$(0.10)	$(0.49)

As of March 28, 2009 and March 29, 2008, 1,691,720 and 1,802,918 of equivalent shares, respectively, were anti-dilutive. Basic earnings per share are calculated on the actual number of weighted average common shares outstanding for the period, while diluted earnings per share must include the effect of any dilutive securities. As the Company reported a loss in both quarterly periods, the effect of any dilutive securities was excluded from the calculation of diluted earnings per share.
9. CONTINGENCIES AND COMMITMENTS
The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility expires on June 30, 2009. The lease for our Piscataway, New Jersey location expires on April 30, 2012. As a result of the Broadband Test Division acquisition, the Company has leases in Bracknell, United Kingdom; Kontich, Belgium; and Wuppertal, Germany, which expire on December 24, 2012, April 1, 2012, and January 31, 2010, respectively. The Company is also involved in various month-to-month leases for research and development and office equipment at all five locations. In addition, one of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments; however, none of these commitments are material.

Future minimum lease payments under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

At March 28, 2009
2009 (remaining period)	$577
2010	571
2011	538
2012	371
2013	—
Thereafter	—

$2,057

The lease expense for the three month period ended March 28, 2009 and March 29, 2008 was $0.2 million and $0.3 million, respectively.
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
10. INCOME TAXES
For the first quarters of 2009 and 2008, income tax expense was primarily related to foreign income tax obligations generated by profitable operations in foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions. Additionally, the Company established a valuation allowance against U.S. federal, state and certain foreign net operating losses incurred in the first quarter of 2008 as the tax benefit was deemed more likely than not to be unrealizable in future periods. The foreign deferred tax benefit recorded in the first quarters of 2009 and 2008 relates primarily to temporary differences arising as a result of differentials between book and tax lives of intangible assets.
The Company had unrecognized tax benefits (excluding penalties and interest) of $0.5 million on both March 28, 2009 and December 31, 2008, all of which, if recorded, would impact the 2009 annual effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits could change by less than $0.1 million in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 28, 2009, the Company has an insignificant amount of accrued interest related to uncertain tax positions in both foreign and domestic jurisdictions.
As of March 28, 2009, the tax years that remain subject to examination by major jurisdiction generally are:

United States — Federal	2005 and forward
United States — State	2005 and forward
Europe	2007 and forward

At March 28, 2009, the Company intends to permanently reinvest accumulated earnings in foreign subsidiaries. As a result, deferred taxes have not been provided on foreign earnings at March 28, 2009. If the Company’s intention changes and such amounts are expected to be repatriated, deferred taxes will be provided.
11. MAJOR CUSTOMERS AND INTERNATIONAL SALES
The Company’s customers range from the top telecom and cable providers, to numerous independent telecom, cable and broadband providers around the world. Our primary customers for our telco products and services are large domestic and European telecommunications service providers. The Company tracks its telco sales by two large customer groups, the first of which includes Qwest, AT&T and Verizon (referred to herein as large domestic carriers), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”). For the first quarter of 2009, sales to the large domestic customers accounted for approximately 44.4% of the Company’s total revenue, compared to approximately 30.4% of total revenue for the first quarter of 2008. Sales to AT&T individually exceeded 10% of the Company’s total revenue and comprised 25.5% of the Company’s total revenue for the first quarter of 2009, compared to 20.0% of the Company’s total revenue for the first quarter of 2008. Sales in the first quarter of 2009 and 2008 to the European Telcos accounted for approximately 21.4% and 29.1% respectively, of total revenue. As of March 28, 2009, the Company had approximately $5.0 million of accounts receivable with three customers, each of which individually exceeded 10% of our March 28, 2009 receivable balances. As of December 31, 2008, the Company had approximately $4.5 million of accounts receivable with three customers, each of which individually exceeded 10% of our December 31, 2008 receivable balances.
International sales represented approximately $4.3 million or 35.8% of the Company’s total revenue for the quarter ended March 28, 2009, compared to $6.1 million or 46.2% for the quarter ended March 29, 2008. Our international sales were primarily in three geographic areas based upon customer location for the quarters ended March 28, 2009 and March 29, 2008: the Americas (excluding the United States); Europe, the Middle East and Africa (“EMEA”); and Asia. Sales for the Americas were approximately $1.3 million and $0.7 million, sales for EMEA were $2.8 million and $5.3 million, and sales in Asia were approximately $0.2 million and $0.1 million for the quarters ended March 28, 2009 and March 29, 2008.

12. SUBSEQUENT EVENTS
On April 15, 2009, the Company announced that it had entered into a new multi-year managed services agreement with a leading global network equipment provider. Under the terms of the agreement, the Company will provide customer support and engineering services capabilities. Based upon the achievement of certain specified service levels, the agreement provides for expected contract revenue of approximately $20 million over its four-year term, which may be reduced due to the application of service level credits or if the expected underlying customer revenues do not materialize. Pursuant to this agreement, the Company hired 21 additional employees and purchased specified assets for use in performing the services, for a purchase price of $300,000.
On May 1, 2009, the Company entered into an agreement with Cheetah Technologies, L.P. (“Buyer”) to sell substantially all of the assets of the Company’s cable industry status monitoring product line. The sale price is $3,150,000, subject to adjustment for certain items pursuant to the terms of the agreement. $2,750,000 of the price is payable in cash at closing and $400,000 is payable under the terms of a Company-held note payable over a period of two years. The agreement contains customary representations, warranties and covenants, as well as indemnification provisions subject to specified limitations, and closing of the transaction is subject to completion of certain customary closing conditions. The agreement provides that the transaction is to close within ten business days after completion of the closing conditions or May 15, 2009, unless closing is delayed in accordance with the agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
This MD&A should be read in conjunction with our annual report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2008 (the “Form 10-K”).
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
Overview
Several trends continued across the Company’s markets that affected our performance in the first quarter of 2009.
Our customers continued to be impacted by the current economic environment, as businesses and consumers looked for ways to reduce their expenditures. Capital and operating expense budgets of our customers continued to be under pressure as they look to balance potential lower revenues as a result of the recession in the United States and international economies.
Our traditional customer base of incumbent telephone carriers (especially the large domestic carriers) continued to divert their spending from legacy networks as they focused their capital spending on wireless and next-generation wireline projects such as fiber to the home/curb/premise, IPTV, and DSL services. Customer line loss is being driven by competition from wireless and cable providers and also the elimination of second phone lines due to DSL penetration. This has resulted in reduced demand for our copper-based products.
In response to these conditions and trends our customers are attempting to reduce their costs, including by reducing the prices of services they purchase from under long term service contracts. As a result, each time a contract is scheduled for renewal, we must show our customers the value of the entire system and the costs saved by maintaining and even extending the system capabilities. Negotiations for the renewal of service agreements with two large customers whose contracts expired on December 31, 2008 have yet to be finalized and the absence of revenue from these sources adversely affected our revenue in the first quarter of 2009.

As described in the Form 10-K, management completed a comprehensive strategic review of all our businesses in 2008 to address these trends. As a result of the review, we determined that the appropriate strategy for the Company included focusing our strategic efforts and resources on the substantial and growing telecom service assurance market, where we have a significant installed customer base, and use this position to expand into adjacent markets and developing an integrated software platform that will serve multiple applications and products for the telecom industry including the next-generation IP service assurance market.
Products
Services
Our services offerings include software maintenance and support for our operating support systems (“OSS”) offerings and hardware maintenance for the test probes, as well as our professional services, which are designed to ensure that all of the components of our customers’ test systems operate properly. The primary customers for our services offerings are the large domestic carriers and international customers. We have a number of large service agreements with these customers which cover both software and hardware maintenance for our products. Historically, our services business was comprised of the more traditional POTS-based testability services, and the revenue stream was largely project-based and as such, difficult to predict. During the last few years, and primarily as a result of the Broadband Test Division acquisition, the services business has moved toward more contract-based software maintenance services, the revenue from which is more predictable. Because of this increase, our focus on our software applications as part of our refined strategy, and the decline in revenues from our other product lines, we expect services to continue to comprise a larger percentage of our revenue in the future. During the first quarter of 2009 we finalized a multi-year software maintenance agreement for one of the three major software maintenance contract renewals which were open at the end of 2008. In addition, we also entered into a new, multi-year managed services contract with a large global network equipment provider to provide customer support and engineering services.
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

An important aspect of efficiently maintaining a telecommunications network is the ability to remotely test, diagnose and locate any service-affecting problems within that network. Tollgrade’s System Test Products are made up of a centralized test operating system integrated into the customers’ repair handling database systems, and remote test hardware located at telephone companies’ central and remote offices. These systems enable local exchange carriers to conduct a full range of fault diagnostics in the “local loop,” the portion of the telephone network that connects end users to the central office. In addition, line test systems provide the capability to remotely qualify, deploy and maintain services such as DSL and Integrated Services Digital Network (“ISDN”) services which are carried over POTS lines. These test systems reduce the time needed to identify and resolve problems, eliminating or reducing the costs of dispatching a technician to the problem site. Most POTS line test systems, however, were designed only for use over copper wire line; as a result, traditional test systems could not access local loops in which fiber-optic technology had been introduced. Our MCU product line, which is used primarily by large domestic carriers, solved this problem, extending LoopCare™ testing from the central office to the fiber-fed remote Digital Loop Carrier (“DLC”) lines by mimicking a digital bypass pair, which is essentially a telephone circuit that connects central test and measurement devices to the copper circuits close to the customer, i.e., “the last mile.”
We believe our DigiTest system is well positioned for the present and future of telecommunication network testing, combining our line test system with a next generation test platform to provide a complete test system solution for POTS and DSL local loop prequalification and in-service testing.
During 2008, the Company determined after a thorough strategic review process to reposition itself with a greater focus on its service assurance offerings. The Company intends to build upon the strength of its System Test Products, which are at the center of our service assurance offerings, but with a greater emphasis on expanding our service assurance software solutions. Our System Test product software offerings include four separate OSS: LoopCare, 4TEL, Celerity, and LTSC™, each having an established installed base. LoopCare is also the primary application for broadband DSL testing and can be architected to overlay 4TEL and LTSC to add this functionality to the existing line test application with the addition of the DigiTest measurement platform. We plan to leverage these software incumbencies, and extend testing coverage to next generation network architectures. The implementation of our strategy initially will expand upon existing customer requests for enhanced features and capabilities.
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
Cable Testing Products

The Company’s Cheetah performance and status monitoring products provide a broad network assurance solution for the broadband HFC distribution system found in the cable television industry. Our Cheetah products gather status information and report on critical components within the cable network. The Company’s monitoring systems include complete hardware and software solutions that enable efficient HFC plant status monitoring. By providing a constant, proactive view of the health and status of outside plant transmission systems, the products can reduce operating costs and increase subscriber satisfaction. Our cable offerings consist of CheetahXD™ broadband assurance software, our proprietary CheetahNet™ (formerly NetMentor™) software systems, maintenance, head-end controllers, return path switch hardware, both proprietary and DOCSIS® -based transponders and other equipment which gather status and performance reports from power supplies, line amplifiers and fiber optic nodes. Our CheetahIP/HFC service assurance solution allows cable operators to proactively test and monitor VoIP using hardware test probes and software analysis tools. By layering VoIP test point software on to DOCSIS-based transponders, the HFC access network is populated with a Tollgrade test probe that is controlled by a software management system, placing active on-demand and batch VoIP test calls point-to-point across the network for remote fault diagnosis.
We continued to explore strategic opportunities with our cable business during the first quarter of 2009, and on May 1, 2009, the Company entered into an agreement with Cheetah Technologies, L.P. to sell substantially all of the assets of the Company’s cable status monitoring product line (the “Agreement”) for a sale price of $3,150,000, subject to adjustment for certain items pursuant to the terms of the Agreement. Closing of the transaction is subject to completion of certain customary closing conditions. The Agreement provides that the transaction is to close within ten business days after completion of the closing conditions or no later than May 15, 2009, unless closing is delayed in accordance with the Agreement.
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
Our Customers
The Company’s customers range from the top telecom and cable providers, to numerous independent telecom, cable and broadband providers around the world. Our primary customers for our telco products and services are large domestic and European telecommunications service providers. The

Company tracks its telco sales by two large customer groups, the first of which includes Qwest, AT&T and Verizon (referred to herein as large domestic carriers), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”). For the first quarter of 2009, sales to the large domestic customers accounted for approximately 44.4% of the Company’s total revenue, compared to approximately 30.4% of total revenue for the first quarter of 2008. Sales to AT&T individually exceeded 10% of the Company’s total revenue and comprised 25.5% of the Company’s total revenue for the first quarter of 2009, compared to 20.0% of the Company’s total revenue for the first quarter of 2008. Sales in the first quarter of 2009 and 2008 to the European Telcos accounted for approximately 21.4% and 29.1% respectively, of total revenue. For the three months ended March 28, 2009, sales to customers in the Americas (excluding the United States) were approximately $1.3 million or 30.2% of international sales; sales to customers in EMEA were $2.8 million or 65.1% of international sales; and sales to customers in Asia Pacific were $0.2 million or 4.7% of international sales. For the three months ended March 29, 2008, sales to customers in the Americas (excluding the United States) were approximately $0.7 million or 11.5% of international sales; sales to customers in EMEA were $5.3 million or 86.9% of international sales; and sales to customers in Asia Pacific were $0.1 million or 1.6% of international sales.
Backlog

The Company’s order backlog for firm customer purchase orders and signed software maintenance contracts was $13.0 million as of March 28, 2009, compared to a backlog of $16.3 million as of December 31, 2008. The backlog at March 28, 2009 and December 31, 2008 included approximately $9.7 million and $12.1 million, respectively, related to software maintenance contracts, which is primarily earned and recognized as income on a straight-line basis during the remaining terms of these agreements. During the first quarter 2009, the Company finalized a multi-year software maintenance agreement for one of the three major software maintenance contract renewals which had not been completed at the end of 2008. Expected revenue from that signed software maintenance agreement is included in the backlog as of March 28, 2009; however, revenues from the two other agreements that are still under negotiation are not included in backlog.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.

The adoption of SFAS 160 had no impact on the Company’s consolidated financial statements.
On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations,” (SFAS 141) but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The impact of the adoption of SFAS 141R will depend on the nature and extent of business combinations occurring on or after the effective date.
On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. See Note 5 for the effect of the adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, on the Company’s consolidated financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.
On January 1, 2009, the Company adopted FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on the Financial Statements.
On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 had no impact on the Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB Opinion No. 28-1”), which amends the disclosure requirements of SFAS No. 107 and APB Opinion No. 28 and requires disclosure about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective for financial statements issued for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2 and FAS No. 124-2”), which amends SFAS No. 115 and FSP FAS No. 115-1 and FSP FAS No. 124-1 and conforms changes to other standards including EITF Issue No. 99-20 and AICPA Statement of Position (“SOP”) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption of FSP FAS No. 115-2 and FAS No. 124-2 on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except in paragraphs 2 and 3 of SFAS No. 157. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption of FSP FAS No. 157-4 on its consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 amends SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect this adoption to have a material impact on our financial statements.

Application of Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, economic conditions, and in some cases, actuarial techniques. Actual results may differ from those estimates. A discussion of market risks affecting the Company can be found in “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
A summary of the Company’s significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company’s operating results and financial condition. There were no changes to our critical accounting policies during the first quarter of 2009.
RESULTS OF OPERATIONS
FIRST QUARTER OF 2009 COMPARED TO FIRST QUARTER OF 2008
Revenues
The Company’s revenues for the first quarter of 2009 were $12.0 million compared to revenues of $13.2 million for the first quarter of 2008.
Services revenue consists of installation oversight and product management services provided to customers and fees from software maintenance agreements and service applications. Services revenue was approximately $4.9 million in the first quarter of 2009 compared to $6.0 million for the first quarter of 2008. The decline is primarily attributable to foreign currency translation differences due to the strength of the U.S. dollar compared to the prior quarter, as well as the lack of contribution in the first quarter of 2009 from the major software maintenance contracts which expired at the end of 2008 and the renewals of which have not yet been finalized, as the Company continues to negotiate to achieve favorable terms. Services revenue amounted to 40.8% and 45.9% of total first quarter 2009 and 2008 revenue, respectively.
Sales of the Company’s System Test product line (including sales of stand-alone LoopCare software products, 4TEL and Celerity) were $3.5 million in the first quarter of 2009, a decrease of $1.2 million, compared to sales in the first quarter of 2008 of $4.7 million. First quarter 2009 revenue included sales of DigiTest® products including DigiTest ®ICE™, LDU™ and N(x)Test™ test probe hardware products as well as custom software applications and licenses. First quarter 2009 sales of DigiTest and LDU products were lower largely as a result of testability projects that contributed to revenue in the first quarter 2008 and the completion of a major hardware contract in the fourth quarter 2008. The System Test product line revenue accounted for 29.2% and 35.7% of total first quarter of 2009 and 2008 revenue, respectively.

Sales of MCUs during the first quarter of 2009 were $2.3 million, compared to $0.9 million reported in first quarter of 2008. The $1.4 million increase in the first quarter 2009 was attributable to several large domestic telecom operators deploying testability initiatives. MCU sales represented 19.2% of total first quarter 2009 revenues, compared to 6.5% for the first quarter of 2008.
We expect MCU sales to continue to contribute to the Company’s revenue for the foreseeable future, and such sales may fluctuate somewhat unpredictably on a quarterly basis. However, as this product line continues to mature, the Company believes revenues from this product line will continue to decline over time.
Sales of cable hardware and software products were $1.3 million in the first quarter of 2009, compared with $1.6 million in the first quarter of 2008. The quarter over quarter decline was due in part to shipments made near the end of the quarter for which customer acceptance was not yet received. Cable hardware and software product sales amounted to 10.8% and 11.9% of total first quarter 2009 and 2008 revenue, respectively.
Gross Profit
Gross profit for the first quarter of 2009 was $6.1 million compared to $2.5 million in the first quarter of 2008. The first quarter of 2009 included $0.2 million of severance charges and impairment of certain intangible assets compared to first quarter 2008 charges of $4.1 million related to impairment of certain intangible assets primarily from our cable testing products, as well as an inventory write-down. As a percentage of sales, gross profit for the first quarter of 2009 was 50.4% versus 19.1% for the first quarter of 2008.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expenses and travel costs, decreased $0.4 million, or 18.2%, to $2.0 million for the first quarter of 2009. The decrease is primarily associated with savings benefits from cost reduction initiatives initiated during the end of the first quarter 2008. As a percentage of revenues, selling and marketing expenses decreased to 16.5% in the first quarter of 2009 from 18.5% in the first quarter of 2008.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services fees, remained flat for each of the three months ended March 28, 2009 and March 29, 2008. As a percentage of revenues, general and administrative expenses increased to 21.4% in the first quarter of 2009 from 19.6% in the first quarter of 2008.
Research and Development Expense
Research and development expense, which consists primarily of payroll-related costs, decreased $1.1 million, or 29.6%, to $2.5 million in the first quarter of 2009. The first quarter 2009 decline is attributable to the restructuring program implemented during the first quarter 2008 as well as the strong performance of our application services products. Development efforts associated with our application services products, which involve customer-funded software development, are allocated to cost of sales. As such, this allocation of resources can cause research and development costs to fluctuate on a quarterly basis. As a percentage of revenues, research and development expense for the first quarter of 2009 decreased slightly to 21.1% compared to 27.4% for the first quarter of 2008.
Severance Expense
During the first quarter of 2009, the Company implemented certain initiatives aimed at increasing efficiency and decreasing costs, which included reductions in its professional services, operations and marketing staff. During the first quarter of 2009, the Company recorded severance expenses associated with these initiatives of $0.2 million. The restructuring program announced by the Company during the first quarter of 2008 was completed in 2008 and no additional expense associated with this program was recorded in the first quarter of 2009.
Interest Income
Interest income for the first quarter of 2009 was $0.1 million compared to $0.5 million for the first quarter of 2008. The decrease was due to the dramatic decline in interest rates as well as slightly lower average cash and short-term investment balances.
Income Taxes
Income taxes for the first quarter of 2009 were $0.1 million. The first quarter of 2009 income tax expense primarily relates to foreign income tax obligations generated by profitable operations in certain foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions in all jurisdictions. Additionally, the Company continued to record a valuation allowance against U.S. federal, state and certain foreign net operating losses incurred in the first quarter of 2009 as the tax benefit was deemed more likely than not to be unrealizable in future periods. The effective tax rate increased to 8.6% for the three months ended March 28, 2009 from 7.4% for the three months ended March 29, 2008.
Net Loss and Loss Per Share
Net loss for the first quarter of 2009 decreased $5.3 million or 81.2% to net loss of $1.2 million compared to a net loss of $6.5 million for the first quarter 2008. For the first quarter of 2009, our basic and diluted earnings per common share was $(0.10), compared to $(0.49) per basic and diluted common share recorded in the first quarter of 2008. Basic and diluted weighted average common and common equivalent shares outstanding were 12.7 million for the first quarter of 2009.
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

The Company had working capital of $75.6 million at March 28, 2009, an increase of $0.1 million from $75.5 million of working capital as of December 31, 2008. As of March 28, 2009, we had approximately $60.0 million in cash, cash equivalent and short term investments, which are available for corporate purposes, including acquisitions and other general working capital requirements.
Net cash used in operating activities for the three months ended March 28, 2009 was $0.3 million compared to net cash used of $3.2 million for the same period in the prior year. The change in net cash related to operating activities is largely attributable to less cash usage as a result of cost saving initiatives as well as changes in working capital.
Cash used in investing activities was $1.9 million for the three months ended March 29, 2008 compared to cash provided by investing activities of $1.8 million for the three months ended March 28, 2009. The cash provided is related to the redemption of short-term investments.
The Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility, expiring on December 19, 2009. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of our maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are payable quarterly at the rate of 0.25% per annum on the average unused commitment. As of March 28, 2009 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.
Our financial position enables us to meet our cash requirements for operations and capital expansion programs.
KEY RATIOS
The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, was 86 and 88 days as of March 28, 2009 and March 29, 2008, respectively. The Company’s inventory turnover ratio was 2.3 and 3.1 turns at March 28, 2009 and March 29, 2008, respectively.

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
Included in the commitment schedule below are certain pension obligations. As a result of our acquisition of the Broadband Test Division, we assumed a defined benefit pension plan for three employees based in our German location. The German pension obligation assumed as of August 1, 2007, which is an unfunded obligation of the Company in accordance with regulations in Germany, was approximately $0.7 million. The acquired net pension obligations for the Belgian and Netherlands plans, the majority of which are supported by insurance programs, were less than $0.1 million each. Net periodic pension expense for these plans recorded from the date of the acquisition through March 28, 2009 was insignificant. The total pension obligation as of March 28, 2009 was approximately $0.9 million. The increase in pension obligation from December 31, 2008 through March 28, 2009 primarily relates to increases in the Company’s benefit obligation.
Minimum annual future commitments as of March 28, 2009 are (in thousands):
Payments due by period

	Total	2009	2010	2011	2012	2013	Thereafter

Operating Lease Obligations	$1,800	$512	$507	$474	$307	$—	$—

Purchase Obligations	73	69	4	—	—	—	—

FIN 48 Obligations	541	—	541	—	—	—	—

Pension Obligations	883	19	—	—	—	—	864

Total	$3,297	$600	$1,052	$474	$307	$—	$864

The lease expense for the three month period ended March 28, 2009 was $0.2 million. The lease expense for the three month period ended March 29, 2008 was $0.3 million.
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
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 28, 2009 that have materially affected or are reasonably likely to materially affect these controls.
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
Our Services business, which includes software maintenance as well as professional services, is sensitive to the decline in our large carrier customers’ capital investment in their traditional voice services, which tends to drive the professional services. Furthermore, the timing of the extension or renewal of certain of the more significant software maintenance agreements can have a materially adverse impact on the Company’s Services revenues for any particular fiscal quarter or year. We are also experiencing intense pricing pressure from many of our larger software maintenance customers, as they continue to attempt to reduce their own internal costs to substantiate the value of our long term service contracts. For example, the three major customer contracts that expired on December 31, 2008 have resulted in extended negotiations that have forced the Company to demonstrate to these customers the value provided by our products and services. One of these contracts was extended during the first quarter of 2009 for a three year term, but the other two are still in the process of negotiation as of the date of this report. We believe that our services and our software systems provide significant value to our customers, however, each time a contract is scheduled for renewal, we must show our customers the value of the entire system and the costs saved by maintaining and even extending the system capabilities. To date, we have been able to renegotiate most of the major contracts (other than the two still subject to negotiation as described above) and substantially maintain existing pricing and terms through these efforts, however, if we are not successful in the future, such failure would potentially have significant adverse effects on our business. Accordingly, our ability to maintain historical levels from traditional sources or increase levels of Services revenues cannot be assured, and in fact, such levels may decrease. Also, if the negotiations for the two major customer contracts that expired on December 31, 2008 and whose renewals have yet to be finalized are not successful, the agreements may not be renewed at all or may be renewed on terms that are not as favorable to the Company as the former arrangements. In either event, the revenue and profitability of our Services offerings could be materially adversely affected, which could result in an impairment charge to the corresponding intangible assets on our balance sheet in future periods.
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
Demand for our products and services is increasingly dependent upon the rate of growth in the global economy. If current economic conditions continue, customer demand for our products and services could be even more adversely affected than experienced to date, which in turn could adversely affect our revenues, results of operations and financial condition. Many factors could continue to adversely affect regional or global economic growth. Some of these factors include:

•	poor availability of credit,

•	continued recession in the United States economy and other countries that we serve,

•	fluctuation in the value of the U.S. dollar relative to foreign currencies in jurisdictions where we transact business,
•	significant act of terrorism which disrupts global trade or consumer confidence,

•	geopolitical tensions including war and civil unrest, and

•	reduced levels of economic activity or disruption of domestic or international transportation.
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
We have completed, and we may pursue additional acquisitions of companies, product lines and technologies as part of our strategic efforts to realign our resources around growth opportunities in current, adjacent and new markets, to enhance our existing products, to introduce new products and to fulfill changing customer requirements. The consideration for any such acquisition may be cash or stock, or a combination of such forms of consideration, and the payment of such consideration may result in a reduction in our cash balance and/or the issuance of additional shares which may dilute the interest of our existing shareholders. Acquisitions involve numerous risks, including the disruption of our business, exposure to assumed or unknown liabilities of the acquired target, and the failure to integrate successfully the operations and products of acquired businesses. International acquisitions provide specific challenges due to the unique topology of international telecommunications networks, as well as requirements of doing business in particular countries. Further, our ability to sell certain products internationally depends upon our ability to maintain certain key manufacturing relationships and we may not be able to continue those relationships. Goodwill arising from acquisitions may result in significant impairment charges against our operating results in one or more future periods. Furthermore, we may never achieve the anticipated results or benefits of an acquisition, such as increased market share or the successful development and sales of a new product. The effects of any of these risks could materially harm our business and reduce our future results of operations and cause our stock price to decline.
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
Our business may be interrupted and adversely affected if we are unable to extend the lease for our corporate headquarters or to secure and prepare new office space for our corporate headquarters prior to our lease expiration.
The Company’s lease for its office space in Cheswick, Pennsylvania expires on June 30, 2009. The Company is currently negotiating an extension of its lease for a nine month period (which may be shortened to six months, at the landlord’s election); however, there is no guarantee that a final agreement with our existing landlord to extend our Cheswick lease will be reached nor that we will be able to hold over at our Cheswick location if we are not successful in extending our lease or in locating, securing and preparing new office space on or before
June 30, 2009.
If the Company is unable to extend its lease beyond its expiration or to enter into a definitive agreement for new office space as soon as possible, the Company may have to enter into a lease for new office space on terms which may be substantially less favorable than the terms of the Company’s existing lease. In addition, even if the Company does enter into a definitive agreement for the lease of new office space prior to the expiration of its current lease, the Company may need to expend substantial amounts of time and money in order to prepare the office space to meet the Company’s business needs and requirements, which could result in significant expenses to the Company and may delay our ability to relocate to the new location beyond the expiration of our lease. The Company could incur substantial additional fees and expenses in order to locate, secure and prepare new office space in a timely manner, including additional rent, construction and capital improvement costs associated with the Company’s technical and other facility requirements, which could adversely affect our future results.
Furthermore, if the Company is unable to locate, secure and prepare new office space on or before the expiration of its current lease and/or move out of its existing office space before such time, the Company may incur penalties from its existing landlord, additional expenses and fees associated with temporary office and storage space and related moving costs. All of the foregoing could result in substantial costs to the Company and could result in material interruption to the Company’s business and operations.
Item 6. EXHIBITS
(a) Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Sara M. Antol (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

10.2	10.2 Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Gary W. Bogatay, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

10.3	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Joe O’Brien (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

10.4	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Robert King (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

10.5	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Grant Cushny (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

10.6	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and David L. Blakeney (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

10.7	Severance and Retention Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Kenneth J. Shebek (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on
March 19, 2009).

10.8	Purchase and Sale Agreement, dated May 1, 2009, by and among the Company, Tollgrade Communications, Inc. (Delaware corporation) and Cheetah Technologies, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2009).

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.

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

Tollgrade Communications, Inc. (Registrant)
Dated: May 7, 2009
/s/ Joseph A. Ferrara
Joseph A. Ferrara
Chief Executive Officer and President

Dated: May 7, 2009
/s/ Gary W. Bogatay, Jr.
Gary W. Bogatay, Jr.
Chief Financial Officer and Treasurer

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Sara M. Antol (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

10.2	10.2 Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Gary W. Bogatay, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

10.3	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Joe O’Brien (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

10.4	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Robert King (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

10.5	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Grant Cushny (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

10.6	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and David L. Blakeney (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2009).

10.7	Severance and Retention Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Kenneth J. Shebek (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on
March 19, 2009).

10.8	Purchase and Sale Agreement, dated May 1, 2009, by and among the Company, Tollgrade Communications, Inc. (Delaware corporation) and Cheetah Technologies, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2009).

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.