Form 10-Q
period 2009-06-27
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2009-08-06
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2009

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
Yes ☐   No ☑
As of July 25, 2009, there were 12,682,234 shares of the Registrant’s Common Stock, $0.20 par value per share, outstanding, and no shares of the Registrant’s Preferred Stock, $1.00 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 27, 2009

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value) (Unaudited)

	June 27, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$63,718	$57,976
Short-term investments	199	2,419
Accounts receivable:
Trade, net of allowance for doubtful accounts of $284 in 2009 and $222 in 2008	10,427	9,361
Other	1,097	632
Inventories	6,420	7,843
Prepaid expenses and deposits	1,034	1,200
Deferred and refundable tax assets	337	453
Current assets related to discontinued operations	—	4,314

Total current assets	83,232	84,198
Property and equipment, net	3,394	2,661
Intangibles	35,548	36,678
Deferred tax assets	65	81
Other assets	441	262
Noncurrent assets related to discontinued operations	—	467

Total assets	$122,680	$124,347

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$779	$1,198
Accrued warranty	653	927
Accrued expenses	2,429	1,514
Accrued salaries and wages	547	363
Accrued royalties payable	55	284
Income taxes payable	253	267
Deferred revenue	3,742	3,024
Current liabilities related to discontinued operations	—	1,146

Total current liabilities	8,458	8,723
Pension obligation	971	889
Deferred tax liabilities	1,758	1,792
Other tax liabilities	606	489

Total liabilities	11,793	11,893

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.20 par value; 50,000 authorized shares, issued shares, 13,754 in 2009 and 13,733 in 2008	2,744	2,744
Additional paid-in capital	74,468	73,923
Treasury stock, at cost, 1,072 shares in 2009 and 2008	(8,081)	(8,081)
Retained earnings	43,016	45,748
Accumulated other comprehensive loss	(1,260)	(1,880)

Total shareholders’ equity	110,887	112,454

Total liabilities and shareholders’ equity	$122,680	$124,347

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Revenues:
Products	$4,141	$6,433	$9,970	$12,000
Services	6,502	5,681	10,990	11,303

Total revenues	10,643	12,114	20,960	23,303

Cost of sales:
Products	2,769	3,203	5,554	5,943
Services	1,935	1,806	3,359	3,646
Amortization	649	782	1,290	1,581
Impairment	—	—	—	202
Inventory write-down	—	—	—	738
Restructuring / severance	93	—	276	16

Total cost of sales	5,446	5,791	10,479	12,126

Gross profit	5,197	6,323	10,481	11,177

Operating expenses:
Selling and marketing	1,628	1,728	3,283	3,690
General and administrative	2,839	2,237	5,414	4,798
Research and development	2,405	2,593	4,441	5,564
Restructuring / severance	3	47	66	453

Total operating expenses	6,875	6,605	13,204	14,505

Loss from operations	(1,678)	(282)	(2,723)	(3,328)
Other income	391	310	509	799

(Loss) income before income taxes	(1,287)	28	(2,214)	(2,529)
Provision for income taxes	198	200	295	649

Loss from continuing operations	(1,485)	(172)	(2,509)	(3,178)

Loss from discontinued operations, net of income taxes	(24)	(83)	(223)	(3,581)

Net loss	$(1,509)	$(255)	$(2,732)	$(6,759)

Earnings per share information:
Weighted average shares of common stock and equivalents:
Basic	12,681	13,158	12,680	13,158
Diluted	12,681	13,158	12,680	13,158

Loss per common and common equivalent shares from continuing operations:
Basic	$(0.12)	$(0.01)	$(0.20)	$(0.24)
Diluted	$(0.12)	$(0.01)	$(0.20)	$(0.24)

Loss per common and common equivalent shares from discontinued operations:
Basic	$0.00	$(0.01)	$(0.02)	$(0.27)
Diluted	$0.00	$(0.01)	$(0.02)	$(0.27)

Net loss per common and common equivalent shares:
Basic	$(0.12)	$(0.02)	$(0.22)	$(0.51)
Diluted	$(0.12)	$(0.02)	$(0.22)	$(0.51)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	June 27, 2009	June 28, 2008

Cash flows from operating activities :
Net loss	$(2,732)	$(6,759)
Loss from discontinued operations	223	3,581
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of goodwill & intangible assets	—	202
Depreciation and amortization	1,850	2,328
Stock-based compensation expense	545	157
Valuation allowance	—	129
Deferred income taxes	180	19
Restructuring and inventory write-down	—	770
Provision for losses on inventory	226	175
Provision for allowance for doubtful accounts	66	31
Changes in assets and liabilities:
Accounts receivable-trade	(1,049)	767
Accounts receivable-other	307	492
Inventories	1,197	(165)
Prepaid expenses and other assets	388	199
Accounts payable	561	(3,057)
Accrued warranty	(274)	(109)
Accrued expenses and deferred income	(496)	1,619
Accrued royalties payable	(230)	(600)
Income taxes payable	(19)	517

Net cash provided by operating activities of discontinued operations	12	3

Net cash provided by operating activities	755	299

Cash flows from investing activities:
Proceeds on sale of cable product line	3,012	—
Proceeds from note receivable	17	—
Purchase of short-term investments	—	(2,274)
Redemption/maturity of short-term investments	2,220	464
Purchase of assets	(300)	—
Capital expenditure	(399)	(399)
Sale of assets held for sale	—	262

Net cash used in investing activities of discontinued operations	(57)	(3)

Net cash provided by (used in) investing activities	4,493	(1,950)

Net increase (decrease) in cash and cash equivalents	5,248	(1,651)
Effect of exchange rate changes on cash and cash equivalents	494	309
Cash and cash equivalents, beginning of period	57,976	58,222

Cash and cash equivalents, end of period	$63,718	$56,880

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

						Accumulated
						Other
	Common Stock		Additional	Treasury	Retained	Comprehensive		Comprehensive
	Shares	Amount	Paid-In	Stock	Earnings	Loss	Total	Loss

Balance at December 31, 2008	13,733	$2,744	$73,923	$(8,081)	$45,748	$(1,880)	$112,454
Compensation expense for options and restricted stock, net	2	—	545	—	—	—	545

Foreign currency translation	—	—	—	—	—	620	620	$620
Net loss	—	—	—	—	(2,732)	—	(2,732)	(2,732)

Comprehensive income	—	—	—	—	—	—	—	$(2,112)

Balance at June 27, 2009	13,735	$2,744	$74,468	$(8,081)	$43,016	$(1,260)	$110,887

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
We report our quarterly results for the first three interim periods based on fiscal quarters ending on Saturdays and for the fourth interim period ending on December 31. For the periods presented herein, our fiscal quarters ended June 27, 2009 (13 weeks) and June 28, 2008 (13 weeks). The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company” or “Tollgrade”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 27, 2009 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 27, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of SFAS 160 had no impact on the Company’s consolidated financial statements.
On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations,” (SFAS 141) but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The impact of the adoption of SFAS 141(R) will depend on the nature and extent of business combinations occurring on or after the effective date.
On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. See Note 6 for the effect of the adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, on the Company’s consolidated financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.
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
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS No. 107-1 and APB Opinion No. 28-1), which amends the disclosure requirements of SFAS No. 107 and APB Opinion No. 28 and requires disclosure about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective for financial statements issued for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 resulted in the Company’s inclusion of the appropriate disclosures in the condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS No. 115-2 and FAS No. 124-2), which amends SFAS No. 115 and FSP FAS No. 115-1 and FSP FAS No. 124-1 and conforms changes to other standards including EITF Issue No. 99-20 and AICPA Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 had no impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141R-1”). FSP FAS No. 141R-1 amends the provisions in Statement No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement No. 141R and instead carries forward most of the provisions in Statement No. 141, “Business Combinations,” for acquired contingencies. FSP FAS 141R-1 is effective for assets and liabilities arising from contingencies in business combinations that occur after January 1, 2009. The adoption of FSP FAS 141R-1 will have an impact on the consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions consummated after January 1, 2009. It did not have an affect on the second quarter 2009 acquisition.
In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS No. 157-4), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except in paragraphs 2 and 3 of SFAS No. 157. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 had no impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (SFAS No. 165). The statement establishes principles and requirements for subsequent events. The standard also sets forth the period after the balance sheet date during which management shall evaluate events/transactions that may occur for potential recognition or disclosure in its financial statements. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events in accordance with SFAS No. 165 from its interim balance sheet date of June 27, 2009, through August 6, 2009, and concluded that no events or transactions require disclosure or recognition in its financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This Statement is effective for fiscal years beginning on or after November 15, 2009. The Company is currently evaluating the impact of the adoption of FAS 167 on its financial position and results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles; a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretative releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. SFAS 168 will not have a material impact on the Company’s consolidated financial statements when adopted.
2. ACQUISITIONS AND DISCONTINUED OPERATIONS
On April 15, 2009, the Company entered into a new, multi-year managed services agreement with a leading global network equipment provider, pursuant to which the Company will provide customer support and engineering services capabilities. In connection with the agreement, the Company paid $0.3 million for certain assets and employees of a division of the global network equipment provider. The acquisition was recorded under the purchase method of accounting in accordance with the provisions of SFAS 141(R), “Business Combinations.” Accordingly, the results of operations of the acquired assets are included in the second quarter 2009 consolidated financial statements of the Company.
On May 27, 2009, the Company completed the sale of its cable product line to private equity buyers in Pittsburgh. The total consideration received by the Company for the sale was $3.4 million, $3.0 million in cash proceeds and $0.4 million in a note receivable. This will allow the Company to continue to focus its business on its core telecommunications markets and customers as the cable product line no longer supported the Company’s refocused growth strategy.
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the assets and liabilities, results of operations and cash flows of the cable product line have been classified as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented through the date of sale. Cash flows for cable have been segregated in the Condensed Consolidated Statement of Cash Flows as separate line items within operating, investing and financing activities.

In accordance with Emerging Issues Task Force (EITF) Issue no. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” the Company determined that the operations and cash flows of the cable product line have been eliminated from the ongoing operations of the Company as a result of the disposal transaction and that the Company will not have any significant continuing involvement in the buyer’s operations.
The following table details selected financial information for the cable product line included within discontinued operations:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Revenues:
Products	$1,111	$2,057	$2,376	$3,631
Services	259	425	723	847

	1,370	2,482	3,099	4,478

Loss from discontinued operations
Loss from discontinued operations, before tax	(24)	(83)	(223)	(3,581)
Income tax expense	—	—	—	—

Loss from discontinued operations, net of tax	(24)	(83)	(223)	(3,581)

The major classes of assets and liabilities related to discontinued operations are as follows:

December 31, 2008

ASSETS
Accounts receivable trade, net of allowance for doubtful accounts	$1,166
Accounts receivable other	36
Inventories	2,830
Prepaid expenses	249
Property and equipment, net	292
Intangibles and capitalized software, net	175

Assets related to discontinued operations	4,748

LIABILITIES

Accounts payable	$66
Accrued warranty	664
Accrued expenses	142
Accrued royalties	15
Deferred revenue	259

Liabilities related to discontinued operations	1,146
3. FAIR VALUE MEASUREMENTS
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
The fair value of cash equivalents was $53.7 million and $48.0 million at June 27, 2009 and December 31, 2008, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.
4. STOCK COMPENSATION PLANS AND ACCOUNTING FOR STOCK-BASED COMPENSATION EXPENSE
The Plans
The Company currently sponsors one active stock compensation plan. In March 2006, the Company adopted the 2006 Amended and Restated Long-Term Incentive Compensation Plan (the “2006 Plan”), which was approved by the shareholders on May 9, 2006 and effectively replaced the 1995 Long-Term Incentive Plan, which by its terms does not allow grants to be made after October 15, 2005. The 2006 Plan provides that participants may be directors, officers and other employees. The 2006 Plan authorized up to 1,300,000 shares available for grant. The 1998 Employee Incentive Plan (the “1998 Plan”) by its terms does not allow grants to be made after January 29, 2008. On May 6, 2009, the Board of Directors approved, subject to shareholder approval, an amendment to the 2006 Plan to increase the number of shares authorized thereunder from 1,300,000 to 2,800,000. The amendment was proposed for shareholder approval at the Company’s 2009 Annual Meeting of Shareholders held on August 5, 2009. Final results of voting on that proposal have not yet been determined.
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
Stock-Based Compensation Expense

During the first quarter of 2009, the Compensation Committee of the Board of Directors approved the grant of a total of 394,000 stock options and 2,351 restricted shares under the 2006 Plan. Of these grants, 30,000 stock options and 2,351 restricted shares were issued to non-employee directors and the remaining 364,000 stock options were issued to employees, including the CEO and other key executive officers. The stock options granted to non-employee directors vested immediately upon issuance. The restricted share award granted to one non-employee director gave the director the right to receive the shares one year following the date of grant, regardless of whether the director is still serving on the Board of Directors, unless the director was removed from the Board for cause during that time. During the one year restriction period, the director can vote the restricted shares, but is not permitted to trade them. The stock options granted to employees vest over a three year period, with one-third vesting on each anniversary of the grant date.
During the second quarter of 2009, the Compensation Committee of the Board of Directors approved the grant of a total of 25,000 stock options to certain key employees in connection with their hiring or promotion. No restricted shares were granted in the second quarter of 2009. The stock options granted to employees vest over a three year period, with one-third vesting on each anniversary of the grant date.
Total stock-based compensation expense recognized from continuing operations under SFAS 123(R) for the three and six month periods ended June 27, 2009 was an expense of $0.2 million and $0.5 million, respectively. Total stock-based compensation expense recognized from continuing operations under SFAS 123(R) for the three and six month periods ended June 28, 2008 was $0.5 million and less than $0.1 million, respectively. The unamortized stock-based compensation expense from continuing operations related to stock options and restricted stock totaled $1.7 million at June 27, 2009.
Total stock-based compensation expense recognized from discontinued operations under SFAS 123(R) for the three and six month periods ended June 27, 2009 and June 28, 2008 was an expense of less then $0.1 million for each period.

	Shares Authorized But Not Granted
	June 27, 2009	December 31, 2008

2006 Long-Term Incentive Compensation Plan	1,259,603	1,220,106
Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

	Number of	Range of	Weighted Average
	Shares	Option Prices	Exercise Price

Outstanding, December 31, 2008	1,605,490	$3.27 - 159.19	$23.08

Granted	419,000	5.32-5.38	5.38
Exercised	—	—	—
Cancelled/Forfeited/Expired	(164,155)	5.38-117.34	18.09

Outstanding, June 27, 2009	1,860,335	$3.27-159.19	$19.54

5. SEVERANCE
During the second quarter of 2009, the Company made the decision to reduce its production staffing. The total severance expense associated with this action recorded in the second quarter 2009 was $0.1 million. No additional expense is expected.
During the first quarter of 2009, the Company announced a restructuring program which included the realignment of existing resources to new projects, reductions in the Company’s field services and sales staffing and other reduction activities. The total severance expense associated with the program recorded in the first quarter 2009 was $0.2 million. No additional expense is expected.
During the first quarter of 2008, the Company announced a restructuring program which included the realignment of existing resources to new projects, reductions in the Company’s engineering staff, changes in field services and sales staffing and a reduction in the number of senior management positions. The total severance expense associated with the restructuring program recorded in the first quarter of 2008 was $0.5 million. No additional expense is expected.
6. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets and goodwill (in thousands):

		June 27, 2009
	Useful	(Unaudited)
	Life		Accumulated
Amortizing Intangible Assets:	(Years)	Gross	Amortization	Impairments	Net

Post warranty service agreements	6-50	$37,789	$4,628	$—	$33,161
Technology	3-10	14,001	12,132	—	1,869
Customer relationships	5-10	930	535	—	395
Tradenames and other	3-10	538	415	—	123

Total Intangible Assets		$53,258	$17,710	$—	$35,548

		December 31, 2008
		(unaudited)
	Useful		Accumulated
Amortizing Intangible Assets:	Life (Years)	Gross	Amortization	Impairments	Net

Post warranty service agreements	6-50	$37,563	$3,752	$—	$33,811
Technology	2-10	13,987	11,700	30	2,257
Customer relationships	5-15	904	334	112	458
Tradenames and other	0.5-10	534	323	59	152

Total Intangible Assets		$52,988	$16,109	$201	$36,678

Impairments
Long-Lived Assets
The Company performs impairment reviews of its long-lived assets upon a change in business conditions or upon the occurrence of a triggering event.

During the first quarter 2009, the Company recorded an impairment of long-lived assets of $0.2 million as a result of a triggering event. The triggering event, which occurred subsequent to the end of the quarter but prior to reporting our quarterly results, was that it became probable that the Company would sell substantially all of the assets of its cable product line. The Company considered the likelihood of the sale and recorded the charge based on a comparison of the negotiated price to the net carrying value of the cable product line assets. The impairment was based on market information that would be considered Level 2 in the fair value hierarchy.
The Company currently estimates amortization expense to be $1.3 million for the remainder of 2009 and $2.2 million, $1.7 million, $1.2 million, $1.1 million and $28.0 million for the years ended December 31, 2010, 2011, 2012 and 2013 and thereafter, respectively.

7. INVENTORIES
Inventories consisted of the following (in thousands):

		Year Ended
	June 27,2009	December 31, 2008
	(Unaudited)	(Unaudited)

Raw materials	$4,063	$4,621
Work in process	1,926	3,142
Finished goods	2,357	1,782

	8,346	9,545

Reserves for slow moving and obsolete inventory	(1,926)	(1,702)

	$6,420	$7,843

8. PRODUCT WARRANTY
Activity in the warranty accrual is as follows (in thousands):

	Six Months Ended	Year Ended
	June 27, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$927	$1,147
Accruals for warranties issued during the period	248	1,683
Settlements during the period	(522)	(1,903)

Balance at the end of the period	$653	$927

9. PER SHARE INFORMATION
Net (loss) income per share has been computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share” for all periods presented. SFAS No. 128 requires companies with complex capital structures to report earnings per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock option grants. The three and six month periods ended June 27, 2009 and June 28, 2008 do not include the effect of dilutive securities due to the net loss reported in such period, which would make those securities anti-dilutive to the earnings per share calculation.
A reconciliation of net loss per share is as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 27, 2009	June 27, 2009
	(Unaudited)	(Unaudited)
Loss from continuing operations	$(1,485)	$(2,509)
Loss from discontinued operations, net of income taxes	(24)	(223)
Net loss from operations	(1,509)	(2,732)
Common and common equivalent shares:
Weighted average common shares outstanding	12,681	12,680
Effect of dilutive securities — stock options	—	—

Loss per share from continuing operations:

Basic	$(0.12)	$(0.20)

Diluted	$(0.12)	$(0.20)

Loss per share from discontinued operations:
Basic	$(0.00)	$(0.02)

Diluted	$(0.00)	$(0.02)

	Three Months Ended	Six Months Ended
	June 28, 2008	June 28, 2008
	(Unaudited)	(Unaudited)
Loss from continuing operations	$(172)	$(3,178)
Loss from discontinued operations, net of income taxes	(83)	(3,581)
Net loss from operations	(255)	(6,759)
Common and common equivalent shares:
Weighted average common shares outstanding	13,158	13,158
Effect of dilutive securities — stock options	—	—

Loss per share from continuing operations:

Basic	$(0.01)	$(0.24)

Diluted	$(0.01)	$(0.24)

Loss per share from discontinued operations
Basic	$(0.01)	$(0.27)

Diluted	$(0.01)	$(0.27)

As of June 27, 2009, 1.7 million equivalent shares were anti-dilutive. No equivalent shares were anti-dilutive at June 28, 2008. Basic earnings per share are calculated on the actual number of weighted average common shares outstanding for the period, while diluted earnings per share must include the effect of any dilutive securities. As the Company reported a loss in both quarterly periods, the effect of any dilutive securities was excluded from the calculation of diluted earnings per share.
10. CONTINGENCIES AND COMMITMENTS
The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility was extended on May 22, 2009 until March 31, 2010. The lease for our Piscataway, New Jersey location expires on April 30, 2012. As a result of the Broadband Test Division acquisition, the Company has leases in Bracknell, United Kingdom; Kontich, Belgium; and Wuppertal, Germany, which expire on December 24, 2012, April 1, 2012, and January 31, 2010, respectively. The Company is also involved in various month-to-month leases for research and development and office equipment at all five locations. In addition, one of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments; however, none of these commitments are material.
Future minimum lease payments under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

At June 27, 2009
2009 (remaining period)	$494
2010	633
2011	492
2012	325
2013	—
Thereafter	—

$1,944

The lease expense for the three and six month periods ended June 27, 2009 and June 28, 2008 was $0.2 million and $0.4 million and $0.3 million and $0.6 million, respectively.
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
11. INCOME TAXES
For the second quarters of 2009 and 2008, income tax expense was primarily related to foreign income tax obligations generated by profitable operations in foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions. Additionally, the Company established a valuation allowance against U.S. federal, state and certain foreign net operating losses incurred in the second quarter of 2008 as the tax benefit was deemed more likely than not to be unrealizable in future periods. The foreign deferred tax benefit recorded in the second quarters of 2009 and 2008 relates primarily to temporary differences arising as a result of differentials between book and tax lives of intangible assets.
The Company had unrecognized tax benefits (including penalties and interest) of $0.6 million and $0.5 million on June 27, 2009 and December 31, 2008, respectively, all of which, if recorded, would impact the 2009 annual effective tax rate. It is reasonably possible that the amount of unrecognized tax benefits could change by less than $0.1 million in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 27, 2009 and December 31, 2008, the Company has an insignificant amount of accrued interest related to uncertain tax positions in both foreign and domestic jurisdictions.

As of June 27, 2009, the tax years that remain subject to examination by major jurisdiction generally are:

United States — Federal	2005 and forward
United States — State	2005 and forward
Europe	2007 and forward
At June 27, 2009, the Company intends to permanently reinvest accumulated earnings in foreign subsidiaries. As a result, deferred taxes have not been provided on foreign earnings at June 27, 2009. If the Company’s intention changes and such amounts are expected to be repatriated, deferred taxes will be provided.
12. MAJOR CUSTOMERS AND INTERNATIONAL SALES
The Company’s customers include the top telecom providers and numerous independent telecom and broadband providers around the world. Our primary customers for our telco products and services are large domestic and European telecommunications service providers. The Company tracks its telco sales by two large customer groups, the first of which includes Qwest, AT&T and Verizon (referred to herein as large domestic carriers), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”). For the second quarter of 2009, sales to the large domestic customers accounted for approximately 35.8% of the Company’s total revenue, compared to approximately 25.9% of total revenue for the second quarter of 2008. Sales to AT&T individually exceeded 10% of the Company’s total revenue and comprised 19.6% of the Company’s total revenue for the second quarter of 2009, compared to 14.4% of the Company’s total revenue for the second quarter of 2008. Sales in the second quarter of 2009 and 2008 to the European Telcos accounted for approximately 20.7% and 33.0% respectively, of total revenue. As of June 27, 2009, the Company had approximately $2.8 million of accounts receivable with two customers, each of which individually exceeded 10% of our June 27, 2009 receivable balances. As of December 31, 2008, the Company had approximately $4.5 million of accounts receivable with three customers, each of which individually exceeded 10% of our December 31, 2008 receivable balances.
In the second quarter of 2009, we entered into a new, multi-year managed services contract with a large global network equipment provider to provide customer support and engineering services. For the second quarter of 2009, sales to this customer were $1.5 million, or 14.2% of total revenue.
For the six months ended June 27, 2009 and June 28, 2008, sales to the large domestic customers accounted for approximately 43.7% and 30.6%, respectively, of the Company’s total revenue. Sales to AT&T comprised approximately 24.6% and 18.8% of the Company’s total revenue for the six months ended June 27, 2009 and June 28, 2008, respectively. Sales for the six months ended June 27, 2009 and June 28, 2008 to the European Telcos accounted for approximately 22.8% and 33.6% of total revenue, respectively.
International sales represented approximately $3.8 million or 35.8% of the Company’s total revenue for the quarter ended June 27, 2009, compared to $6.5 million or 53.7% for the quarter ended June 28,

2008. Our international sales were primarily in three geographic areas based upon customer location for the quarters ended June 27, 2009 and June 28, 2008: the Americas (excluding the United States); Europe, the Middle East and Africa (“EMEA”); and Asia. Sales for the Americas were approximately $1.0 million and $0.6 million, sales for EMEA were $2.5 million and $5.1 million, and sales in Asia were approximately $0.3 million and $0.8 million for the quarters ended June 27, 2009 and June 28, 2008, respectively.
International sales represented approximately $7.5 million, or 35.7% of the Company’s total revenue for the six months ended June 27, 2009 compared to $12.1 million, or 51.9%, for the six months ended June 28, 2008. Our international sales were primarily in three geographic areas based upon customer location for the six months ended June 27, 2009: the Americas (excluding the United States); EMEA; and Asia. Sales in the Americas were approximately $1.7 million and $1.0 million, sales in EMEA were approximately $5.3 million and $10.3 million, and sales in Asia were approximately $0.5 million and $0.8 million for the six months ended June 27, 2009 and the six months ended June 28, 2008, respectively.

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
Cable Product Line
On May 27, 2009 we completed the sale of our cable product line for consideration of approximately $3.2 million, subject to adjustment for certain items pursuant to the terms of the agreement. The cable product line no longer supported the Company’s refocused growth strategy and the divestiture allows the Company to continue to focus its business on our core telecommunications markets and customers. Unless otherwise indicated, references to “revenues” and “earnings” throughout this Management’s Discussion & Analysis refer to revenues and earnings from continuing operations and do not include revenue and earnings from the discontinued cable product line. Similarly, discussion of other matters in our Condensed Consolidated Financial Statements refers to continuing operations unless otherwise indicated. The results from the divested product line are reported in discontinued operations.
Overview
Several trends continued across the Company’s markets that affected our performance in the second quarter of 2009.
Our customers continued to be impacted by the current economic environment, as businesses and consumers looked for ways to reduce their expenditures. Capital and operating expense budgets of our customers continued to be under pressure as they look to balance potential lower revenues as a result of the global recession. The Company has felt the impacts of the recession in quarterly sales levels, but also in the delay of customers’ capital expense decisions for new projects and deployments.
Our traditional customer base of incumbent telephone carriers (especially the large domestic and European carriers) continue to divert their spending from legacy networks as they focus their capital spending on wireless and next-generation wireline projects such as fiber to the home/curb/premise,

IPTV, and DSL services. Customer traditional copper line loss is being driven by competition from wireless and cable providers and also the elimination of second phone lines due to DSL penetration. This has resulted in reduced demand for our copper-based products.
In response to these conditions and trends our customers are attempting to reduce their costs, including by reducing the prices of services they purchase under long term service contracts. As a result, each time a contract is scheduled for renewal, we must demonstrate to our customers the value of the entire system and the costs saved by maintaining and even extending the system capabilities. We successfully completed the renewal of maintenance contracts with three existing large customers in recent months. Two of the contracts were renewed for 3-year extensions and one was renewed for a 5-year extension. In total, the contracts represent more than $5 million dollars a year in maintenance revenue. While these discussions took an extended period of time, we held firm on our pricing rationale. We believe that the successful outcome of these negotiations demonstrates that our customers recognized the value that we provide to maximize their customer satisfaction and lower their operational costs.
Negotiations for the renewal of a service agreement with another large customer whose contract expired on June 30, 2009 has yet to be finalized, which has impacted our backlog figures since we do not include any expected revenue from this source in our backlog at June 27, 2009. We are currently working to finalize the renewal of the contract that expired in June and expect to complete the negotiations during the third quarter of 2009. We also have two further agreements that will expire at the end of 2009. We expect to commence negotiations for the renewal of these contracts in the third quarter of 2009.
As described in the Form 10-K, management completed a comprehensive strategic review of all our businesses in 2008 to address the trends affecting our business. As a result of the review, we determined that the appropriate strategy for the Company included focusing our strategic efforts and resources on the substantial and growing telecom service assurance market, where we have a significant installed customer base, and use this position to expand into adjacent markets. Our refocused strategy allows us to leverage our strong embedded base of customers, and enhance the value of our long term relationships and services agreements. We have been implementing our refocused growth strategy since October of 2008 and have achieved a significant number of milestones in our strategic plan, including:
1.	Developing a comprehensive strategic plan to focus on our core expertise in service assurance and adjacent markets;
2.	Selling off non-core assets that do not support our refocused strategy;
3.	Bolstering cash reserves to more than $63 million;
4.	Authorizing a $15 million stock buyback program;
5.	Reducing corporate overhead by streamlining operations; and
6.	Making key management changes to strengthen our functional expertise.
The Company expects that this strategy will position it for long-term growth, a return to profitability, and market leadership and increasing returns for investors.

Products
Services
Our services offerings include software maintenance and support for our operating support systems (“OSS”) offerings and hardware maintenance for the test probes, and our professional services, which are designed to ensure that all of the components of our customers’ test systems operate properly. The primary customers for our maintenance and professional services offerings are the large domestic carriers and international customers. We have a number of large service agreements with these customers which cover software and, in some cases, hardware maintenance for our products.
Historically, our services business was comprised of the more traditional POTS-based testability services, and the revenue stream was largely project-based and as such, difficult to predict. During the last few years, and primarily as a result of the Broadband Test Division acquisition, the services business has moved toward more contract-based software maintenance services, the revenue from which is more predictable. Because of this trend, our focus on our software applications as part of our refined strategy, and the decline in revenues from our other product lines, we expect services to continue to comprise a larger percentage of our revenue in the future. During the second quarter of 2009, we completed negotiations for the renewal of two multi-year software maintenance agreements which were open at the end of the first quarter of 2009.
In addition, we also entered into a new, multi-year managed services contract with a large global network equipment provider to provide customer support and engineering services. Under this new, multi-year managed services agreement, we will provide customer support and engineering services capabilities. The agreement is an important addition to our services business and is a logical step for us as we offer an expanded portfolio of services to our current customers as well as new customers.
Telecommunications Test and Measurement Products
Our proprietary telecommunications test and measurement products, which include our System Test and MCU® products, enable telephone companies to qualify and troubleshoot broadband DSL and IP services and remotely diagnose problems in POTS lines. Most DSL lines today provide broadband Internet access for residential and business customers, fed from a central or remote office Digital Subscriber Line Access Multiplexer (“DSLAM”) and configured with either a shared POTS voice service or “unbundled” from the voice switch entirely (in the case of a competitive local exchange carriers (“CLECs”) service offering). Our systems can be used to qualify loops for DSL service as well as ongoing maintenance and repair of these “IP” lines. As telecommunications service providers transition their offerings to IP networks and services (voice, video and data), we are in the process of upgrading Tollgrade’s test systems to support the testing of these services. POTS lines provide traditional voice service as well as connections for communication devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.”
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
We believe our DigiTest® system is well positioned for the present and future of telecommunication network testing, combining our line test system with a next generation test platform to provide a complete test system solution for POTS and DSL local loop prequalification and in-service testing.
During 2008, the Company determined after a thorough strategic review process to reposition itself with a greater focus on its service assurance offerings. The Company intends to build upon the strength of its System Test Products, which are at the center of our service assurance offerings, but with a greater emphasis on expanding our service assurance software solutions. Our System Test product software offerings include four separate OSS: LoopCare, 4TEL™, Celerity™, and LTSC™, each having an established installed base. LoopCare is also the primary application for broadband DSL testing and can be architected to overlay 4TEL and LTSC to add this functionality to the existing line test application with the addition of the DigiTest measurement platform. We plan to leverage our incumbencies with our installed base of software customers, and extend testing coverage to next generation network architectures. The implementation of our strategy initially will expand upon existing customer requests for enhanced features and capabilities. With regard to our software development activities, we have been planning, architecting, coding, and are now into the testing phase to deliver our new software platform. We expect to announce general availability of our first release of the platform this fall and will formally launch the offering in September.
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
Electric Utility Monitoring Products
The Company’s new product development effort, the LightHouse™ product line, is being designed to provide power grid monitoring capabilities to electric utilities. Research and investment throughout 2007 and 2008 enabled the general availability of the first release of the product line during the first quarter of 2009. The test system solution currently consists of line mounted sensors, aggregators, and centralized software providing an end to end solution for power providers to efficiently monitor their overhead distribution circuits in real time. A LightHouse sensor, mounted directly on the electrical conductor, will continuously monitor key circuit parameters and transmit data over a wireless network to a central location, reducing time of detecting a problem on the grid, identifying its location and restoring service. LightHouse is intended as an innovative means for electric power utilities to deploy technology to provide real-time grid intelligence to detect faults and help minimize the impact of outages while optimizing the utilization of assets. The system is designed to improve the overall efficiency of energy delivery, improve customer satisfaction and improve the financial performance of the electric utilities.
During the quarter and since our general availability of the Lighthouse solution in February, we have upgraded many of our current trial systems with new hardware and software. While the trials continue to receive positive response, we are still awaiting feedback on deployment decisions and timing. We have new trials planned and are in preparation stages with customers to design the trial system configurations for their networks.
Our Customers
The Company’s customers range from the top telecom providers, to numerous independent telecom, and broadband providers around the world. Our primary customers for our telco products and services are large domestic and European telecommunications service providers. The Company tracks its telco sales by two large customer groups, the first of which includes Qwest, AT&T and Verizon (referred to herein as large domestic carriers), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”). For the second quarter of 2009, sales to the large domestic customers accounted for approximately 35.8% of the Company’s total revenue, compared to approximately 25.9% of total revenue for the second quarter of 2008. Sales to AT&T individually exceeded 10% of the Company’s total revenue and comprised 19.6% of the Company’s total revenue for the second quarter of 2009, compared to 14.4% of the Company’s total revenue for the second quarter of 2008. Sales in the second quarter of 2009 and 2008 to the European Telcos accounted for approximately 20.7% and 33.0% respectively, of total revenue.
For the three months ended June 27, 2009, sales to customers in the Americas (excluding the United States) were approximately $1.0 million or 24.9% of international sales; sales to customers in EMEA were $2.5 million or 66.3% of international sales; and sales to customers in Asia Pacific were $0.3 million or 8.8% of international sales. For the three months ended June 28, 2008, sales to customers in the Americas (excluding the United States) were approximately $0.6 million or 9.9% of international sales; sales to customers in EMEA were $5.1 million or 78.2% of international sales; and sales to customers in Asia Pacific were $0.8 million or 11.9% of international sales.
For the six months ended June 27, 2009 and June 28, 2008, sales to the large domestic customers accounted for approximately 43.7% and 30.6%, respectively, of the Company’s total revenue. Sales to AT&T comprised approximately 24.6% and 18.8% of the Company’s total revenue for the six months ended June 27, 2009 and June 28, 2008, respectively. Sales for the six months ended June 27, 2009 to the European Telcos accounted for approximately 22.8% of total revenue. International sales represented approximately $7.5 million, or 35.7% of the Company’s total revenue for the six months ended June 27, 2009 compared to $12.1 million, or 51.9%, for the six months ended June 28, 2008. Our international sales were primarily in three geographic areas based upon customer location for the six months ended June 27, 2009: the Americas (excluding the United States); EMEA; and Asia. Sales in the Americas were approximately $1.7 million and $1.0 million, sales in EMEA were approximately $5.3 million and $10.3 million, and sales in Asia were approximately $0.5 million and $0.8 million for the six months ended June 27, 2009 and the six months ended June 28, 2008, respectively.
Backlog
The Company’s order backlog for firm customer purchase orders and signed software maintenance contracts was $17.7 million as of June 27, 2009, compared to a backlog of $15.1 million as of December 31, 2008. The backlog at June 27, 2009 and December 31, 2008 included approximately $15.6 million and $12.0 million, respectively, related to software maintenance contracts and, beginning in the second quarter of 2009, also our managed services contract. Our backlog specifically for software maintenance contracts has declined sequentially from the first quarter 2009 even with the renewal of the software maintenance agreements that were completed in the second quarter 2009 because three additional major software support agreements have expired or will expire within the next six months. Because one of these contracts expired at the end of June 2009, the backlog figure does not include any amount from that customer. We are currently working to finalize the renewal of the contract that expired in June and expect to complete negotiations during the third quarter 2009. The other two contracts expire at the end of 2009.
On a sequential basis, backlog increased from $12.0 million dollars at March 28, 2009 primarily due to the managed services contract as well as the maintenance renewals signed in the second quarter. The order backlog includes only twelve months of revenue from maintenance agreements and the managed services contract.
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
On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations,” (SFAS 141) but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The impact of the adoption of SFAS 141(R) will depend on the nature and extent of business combinations occurring on or after the effective date.
On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. See Note 6 for the effect of the adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, on the Company’s consolidated financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.
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
In April 2009, the FASB issued FASB Staff Position (FSP) FAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS No. 107-1 and APB Opinion No. 28-1), which amends the disclosure requirements of SFAS No. 107 and APB Opinion No. 28 and requires disclosure about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective for financial statements issued for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 resulted in the Company’s inclusion of the appropriate disclosures in the condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS No. 115-2 and FAS No. 124-2), which amends SFAS No. 115 and FSP FAS No. 115-1 and FSP FAS No. 124-1 and conforms changes to other standards including EITF Issue No. 99-20 and AICPA Statement of Position (SOP) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 had no impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141R-1”). FSP FAS No. 141R-1 amends the provisions in Statement No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement No. 141R and instead carries forward most of the provisions in Statement No. 141, “Business Combinations,” for acquired contingencies. FSP FAS 141R-1 is effective for assets and liabilities arising from contingencies in business combinations that occur after January 1, 2009. The adoption of FSP FAS 141R-1 will have an impact on the consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions consummated after January 1, 2009. It did not have an affect on the second quarter 2009 acquisition.
In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS No. 157-4), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except in paragraphs 2 and 3 of SFAS No. 157. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 had no impact on the Company’s consolidated financial statements.
In May 2009, FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (SFAS No. 165). The statement establishes principles and requirements for subsequent events. The standard also sets forth the period after the balance sheet date during which management shall evaluate events/transactions that may occur for potential recognition or disclosure in its financial statements. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events in accordance with SFAS No. 165 from its interim balance sheet date of June 27, 2009, through August 6, 2009, and concluded that no events or transactions require disclosure or recognition in its financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This Statement is effective for fiscal years beginning on or after November 15, 2009. The Company is currently evaluating the impact of the adoption of FAS 167 on its financial position and results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles; a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretative releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. SFAS 168 will not have a material impact on the Company’s consolidated financial statements when adopted.
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
A summary of the Company’s significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company’s operating results and financial condition. There were no changes to our critical accounting policies during the second quarter of 2009.

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS
THREE MONTHS ENDED JUNE 27, 2009 COMPARED TO THREE MONTHS ENDED JUNE 28, 2008
Revenues
The Company’s revenues for the second quarter of 2009 were $10.6 million compared to revenues of $12.1 million for the second quarter of 2008.
Services revenue consists of software maintenance and managed services agreements and installation oversight and product management services provided to customers. Services revenue was approximately $6.5 million in the second quarter of 2009 compared to $5.7 million for the second quarter of 2008, an increase of 0.8 million or 14.0%. The increase was primarily attributable to a new multi-year managed services agreement that we completed in the second quarter 2009. The increase driven by the new managed services agreement was offset, in part, by the effect of changes in foreign exchange rates. Services revenue amounted to 61.3% and 47.1% of total second quarter 2009 and 2008 revenue, respectively. Because of our focus on our software applications as part of our refocused strategy, and the decline in revenues from our traditional product lines, we expect Services to continue to comprise a larger percentage of our revenue in the future.
Sales of the Company’s system test products were $3.3 million in the second quarter of 2009, a decrease of $1.9 million, compared to sales in the second quarter of 2008 of $5.2 million. System test products revenue included sales of DigiTest products including DigiTest ICE™, LDU™ and N(x)Test™ test probe hardware products as well as custom software applications and licenses. Second quarter 2009 sales of system test hardware products were lower largely as a result of the completion of a major international hardware contract in 2008. Overall, System Test hardware sales were challenged by soft customer capital expense spending given the tough economic environment. The System Test product line revenue accounted for 31.2% and 43.0% of total second quarter of 2009 and 2008 revenue, respectively.
Sales of MCUs during the second quarter of 2009 were $0.8 million, compared to $1.2 million reported in second quarter of 2008. MCU sales from both periods in 2009 and 2008 were extremely low. The $0.4 or 33.3% million decrease in the second quarter 2009 compared to second quarter 2008 was attributable to lower capital spending by domestic telecom operators due to the current global economic downturn. MCU sales represented 7.5% of total second quarter 2009 revenues, compared to 9.9% for the second quarter of 2008.
We expect MCU sales to continue to contribute to the Company’s revenue for the foreseeable future, but such sales may fluctuate somewhat unpredictably on a quarterly basis. Nevertheless, as this product line continues to mature, the Company believes revenues from this product line will continue declining over time.
Gross Profit
Gross profit for the second quarter of 2009 was $5.2 million compared to $6.3 million in the second quarter of 2008. The second quarter of 2009 included $0.1 million of severance charges. The severance charge was due to a planned action that was taken in the beginning of the third quarter 2009.

Because the decision to take the action was made in the second quarter 2009, the cost was accrued as a second quarter 2009 expense. The lower gross profit percentage of sales is primarily attributable to lower manufacturing volumes and product mix. As a percentage of sales, gross profit for the second quarter of 2009 was 48.8% versus 52.2% for the second quarter of 2008.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of payroll related costs, consulting expenses and travel costs, decreased $0.1 million, or 5.8%, to $1.6 million for the second quarter of 2009. The decrease is primarily attributable to continued efforts by management to control costs. As a percentage of revenues, selling and marketing expenses increased to 15.3% in the second quarter of 2009 from 14.3% in the second quarter of 2008.
General and Administrative Expense
General and administrative expense, which consists primarily of salaries and payroll related costs, insurance expense and professional services fees, increased $0.6 million, or 26.9%, to $2.8 million for the second quarter of 2009. The increase is a result of expense of $0.3 million incurred by the Company in connection with the contested election of directors at the 2009 Annual Meeting and expenses totaling $0.5 million of due diligence costs related to a potential acquisition that was not pursued beyond the due diligence stage. As a percentage of revenues, general and administrative expenses increased to 26.7% in the second quarter of 2009 from 18.5% in the second quarter of 2008.
Research and Development Expense
Research and development expense, which includes costs associated with ongoing customer support and consists primarily of salaries and payroll related costs, decreased $0.2 million, or 7.3%, to $2.4 million in the second quarter of 2009. The second quarter 2009 decline is primarily attributable to management’s cost control efforts and the effect of foreign currency exchange. While development efforts associated with the Company’s customer-funded application services products are allocated to cost of sales, this allocation did not affect the fluctuation in research and development in the second quarter, 2009. As a percentage of revenues, research and development expense for the second quarter of 2009 increased slightly to 22.6% compared to 21.4% for the second quarter of 2008.
Other Income
Other income for the second quarter of 2009 was $0.4 million compared to $0.3 million for the second quarter of 2008. The increase was due to an insurance settlement that occurred during the period of $0.2 million. Excluding the insurance proceeds, other income, which is due primarily to interest earnings on the Company’s cash and cash equivalents and short-term investments, would have decreased in the second quarter 2009 compared to the second quarter 2008 due to declines in prevailing interest rates.
Income Taxes
Income taxes for the second quarter of 2009 were $0.2 million. The second quarter of 2009 and second quarter of 2008 income tax expense primarily relates to foreign income tax obligations generated by profitable operations in certain foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions in all jurisdictions. The Company recorded a valuation allowance against U.S. federal, state and certain foreign net operating losses from continuing and discontinued operations incurred in the second quarter of 2009 as the tax benefit generated from those losses was deemed to be likely unrealizable in future periods. The effective tax rate on the loss from continuing operations decreased to 15.4% for the second quarter 2009 from 714.3% for the second quarter 2008.
Loss from Continuing Operations and Loss Per Share from Continuing Operations
Loss for the second quarter of 2009 increased $1.3 million to a net loss of $1.5 million compared to a net loss of $0.2 million for the second quarter 2008. For the second quarter of 2009, the Company incurred a basic and diluted loss from continuing operations per common share of ($0.12), compared to a loss of ($0.01) per basic and diluted common share recorded in the second quarter of 2008. Basic and diluted weighted average common and common equivalent shares outstanding were 12.7 million for the second quarter of 2009.
SIX MONTHS ENDED JUNE 27, 2009 COMPARED TO SIX MONTHS ENDED JUNE 28, 2008
Revenues
The Company’s revenues for the six months ended June 27, 2009 were $21.0 million compared to revenues of $23.3 million for the six months ended June 28, 2008.
Services revenue consists of software maintenance and managed services agreements and installation oversight and product management services provided to customers. Services revenue was approximately $11.0 million for the six months ended June 27, 2009 compared to $11.3 million for the six months ended June 28, 2008. The decline is primarily attributable to declines in repairs revenue, foreign currency translation differences due to the strength of the U.S. dollar compared to the prior quarter and the consolidation of certain LoopCare-related software maintenance contracts. Services revenue amounted to 52.4% and 48.5% of total revenue for the six months ended June 27, 2009 and June 28, 2008, respectively.
Sales of the Company’s System Test product line were $6.9 million for the six months ended June 27, 2009, a decrease of $3.1 million, compared to sales for the six months ended June 28, 2008 of $10.0 million. Revenue for the six months ended June 27, 2009 included sales of DigiTest products including DigiTest ICE, LDU and N(x)Test test probe hardware products as well as custom software applications and licenses. Sales of System Test products for the six months ended June 27, 2009 were lower largely as a result of the completion of a major international hardware contract in 2008. The System Test product line revenue accounted for 32.8% and 42.9% of total revenue for the six months ended June 27, 2009 and June 28, 2008, respectively.
Sales of MCUs during the six months ended June 27, 2009 were $3.1 million, compared to $2.0 million reported for the six months ended June 28, 2008. The $1.1 million increase in the six months ended June 27, 2009 was attributable to several large domestic telecom operators deploying testability initiatives in the first quarter 2009. MCU sales represented 14.8% of total revenue for the six months ended June 27, 2009, compared to 8.6% of total revenue for the six months ended June 28, 2008.

We expect MCU sales to continue to contribute to the Company’s revenue for the foreseeable future, but such sales may fluctuate somewhat unpredictably on a quarterly basis. Nevertheless, as this product line continues to mature, the Company believes revenues from this product line will continue declining over time.
Gross Profit
Gross profit for the six months ended June 27, 2009 was $10.5 million compared to $11.2 million for the six months ended June 28, 2008. The six months ended June 27, 2009 included $0.3 million of severance expense compared to expenses totaling $1.0 million related to an inventory write-down as well as impairment of certain intangible assets and severance expense for the six months ended June 28, 2008. As a percentage of sales, gross profit for the six months ended June 27, 2009 was 50.0% versus 48.0% for the six months ended June 28, 2008.
Selling and Marketing Expense
Selling and marketing expense, which consists primarily of salaries and payroll related costs, consulting expenses and travel costs, decreased $0.4 million, or 11.0%, to $3.3 million for the six months ended June 27, 2009. The decrease is primarily associated with savings benefits from cost reduction initiatives initiated during the six months ended June 28, 2008. As a percentage of revenues, selling and marketing expenses decreased slightly to 15.7% for the six months ended June 27, 2009 from 15.8% for the six months ended June 28, 2008.
General and Administrative Expense
General and administrative expense, which consists primarily of payroll related costs, insurance expense and professional services fees, increased $0.6 million, or 12.8%, to $5.4 million for the six months ended June 27, 2009. The increase is a result of expense incurred by the Company in connection with the contested election of directors at the 2009 Annual Meeting and expenses related to due diligence costs of a potential acquisition that was not pursued beyond the due diligence stage. As a percentage of revenues, general and administrative expenses increased to 25.8% in the six months ended June 27, 2009 from 20.6% in the six months ended June 28, 2008.
Research and Development Expense
Research and development expense, which includes costs associated with ongoing customer support and consists primarily of salaries and payroll-related costs, decreased $1.1 million, or 20.2%, to $4.4 million in the six months ended June 27, 2009. The six months ended June 27, 2009 decline is attributable to the restructuring program implemented during the six months ended June 28, 2008 as well as the strong performance of our application services products. Development efforts associated with the Company’s customer-funded application services products are allocated to cost of sales. As such, the size of application services revenue causes this allocation of resources to fluctuate on a quarterly basis. As a percentage of revenues, research and development expense for the six months ended June 27, 2009 decreased slightly to 21.2% compared to 23.9% for the six months ended June 28, 2008.

Severance Expense
During the six months ended June 27, 2009, the Company implemented certain initiatives aimed at increasing efficiency and decreasing costs, which included reductions in its professional services, operations and marketing staff. During the six months ended June 27, 2009, the Company recorded severance expenses associated with these initiatives of $0.1 million.
The restructuring program announced by the Company during the first quarter of 2008 was completed in 2008 and no additional expense associated with this program was recorded in the second quarter of 2009.
Other Income
Other income for the six months ended June 27, 2009 was $0.5 million compared to $0.8 million for the six months ended June 28, 2008. Other income, which is primarily interest earnings on the Company’s cash and cash equivalents and short-term investments, decreased for the six months ended June 27, 2009 due to declines in prevailing interest rates.
Income Taxes
Income taxes for the six months ended June 27, 2009 were $0.3 million. The six months ended June 27, 2009 income tax expense primarily relates to foreign income tax obligations generated by profitable operations in certain foreign jurisdictions. The Company continued to record a valuation allowance against U.S. federal, state and certain foreign net operating losses from continuing and discontinued operations incurred in the six months ended June 27, 2009 as the tax benefit generated from those losses was deemed to be likely unrealizable in future periods. The effective tax rate on the loss from continuing operations decreased to 13.3% for the six months ended June 27, 2009 from 25.7% for the six months ended June 28, 2008.
Loss from Continuing Operations and Loss Per Share from Continuing Operations
Loss for the six months ended June 27, 2009 decreased $0.7 million or 21.1% to net loss of $2.5 million compared to a net loss of $3.2 million for the six months ended June 28, 2008. For the six months ended June 27, 2009, the Company’s basic and diluted loss from continuing operations per common share was ($0.20), compared to a loss of ($0.24) per basic and diluted common share recorded in the six months ended June 28, 2008. Basic and diluted weighted average common and common equivalent shares outstanding were 12.7 million for the six months ended June 27, 2009.
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
The Company had working capital of $74.8 million at June 27, 2009, a decrease of $0.7 million from $75.5 million of working capital as of December 31, 2008. As of June 27, 2009, we had approximately $63.9 million in cash, cash equivalent and short term investments, which are available for corporate purposes, including acquisitions and other general working capital requirements.

Net cash provided by operating activities for the six months ended June 27, 2009 was $0.8 million compared to net cash provided of $0.3 million for the same period in the prior year. The change in net cash related to operating activities is largely attributable to less cash usage as a result of cost saving initiatives as well as changes in working capital.
Cash provided by investing activities was $4.5 million for the six months ended June 27, 2009 compared to cash used in investing activities of $2.0 million for the six months ended June 28, 2008. The cash provided for the six months ended June 27, 2009 was primarily due to the proceeds from the sale of the cable product line and the redemption of short-term investments.
The Company has a significant receivable from an international customer that we have, to date, been unable to collect, and we may be forced to bring legal action in a foreign jurisdiction in order to enforce payment. Although we believe that the merits of the claim are in the Company’s favor, there can be no assurance of success in any litigation to enforce payment.
The Company is party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility, expiring on December 19, 2009. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of our maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are payable quarterly at the rate of 0.25% per annum on the average unused commitment. As of June 27, 2009 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future.
Our financial position enables us to meet our cash requirements for operations and capital expansion programs.
KEY RATIOS
The Company’s days sales outstanding (DSO) in accounts receivable trade, based on the past twelve months rolling revenue, was 75 and 85 days as of June 27, 2009 and June 28, 2008, respectively. The decrease is due to improved collections, as a higher percentage of the Company’s sales are from multi-year contracts which tend to be paid within contractual terms. The Company’s inventory turnover ratio was 3.0 and 2.4 turns at June 27, 2009 and June 28, 2008, respectively.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The Company leases office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility was extended on May 22, 2009 and expires on March 31, 2010. The lease for our Piscataway, New Jersey location expires on April 30, 2012. As a result of the Broadband Test Division acquisition, we have leases in Bracknell, United Kingdom; Kontich, Belgium; and Wuppertal, Germany, which expire on December 24, 2012, April 1, 2012, and January 31, 2010, respectively. The Company is also involved in various month-to-month leases for research and development and office equipment at all five locations. In addition, one of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments; however, none of these commitments are material.
Included in the commitment schedule below are certain pension obligations. As a result of our acquisition of the Broadband Test Division, we assumed defined benefit pension plans for our employees based in our German, Belgian and Netherlands locations. Net periodic pension expense for these plans recorded from the date of the acquisition through June 27, 2009 was insignificant. The total pension obligation as of June 27, 2009 was approximately $1.0 million. The increase in pension obligation from December 31, 2008 through June 27, 2009 primarily relates to increases in the Company’s benefit obligation due to increases in the related employees’ years of service.
Minimum annual future commitments as of June 27, 2009 are (in thousands):

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter

Operating Lease Obligations	$1,757	$467	$580	$439	$271	$—	$—

Purchase Obligations	8	8	—	—	—	—	—

FIN 48 Obligations	604	—	604	—	—	—	—

Pension Obligations	971	—	—	—	—	—	971

Total	$3,340	$475	$1,184	$439	$271	$—	$971

The lease expense for the three and six month periods ended June 27, 2009 was $0.2 million and $0.4 million, respectively. The lease expense for the three and six month periods ended June 28, 2008 was $0.3 and $0.6 million, respectively.
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
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended June 27, 2009 that have materially affected or are reasonably likely to materially affect these controls.
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
Our Services business, which includes software maintenance and professional services, as well as our managed services offerings, is sensitive to the decline in our large carrier customers’ capital investment in their traditional voice services, which tends to drive the professional services. Furthermore, the timing of the extension or renewal of certain of the more significant software maintenance agreements can have a materially adverse impact on the Company’s Services revenues for any particular fiscal quarter or year. We are also experiencing intense pricing pressure from many of our larger software maintenance customers, as they continue to attempt to reduce their own internal costs to substantiate the value of our long term service contracts. We believe that our services and our software systems provide significant value to our customers, however, each time a contract is scheduled for renewal, we must show our customers the value of the entire system and the costs saved by maintaining and even extending the system capabilities. To date, we have been able to renegotiate most of our major contracts as they become subject to renewal and substantially maintain existing pricing and terms through these efforts, however, if we are not successful in the future, such failure would potentially have significant adverse effects on our business. Accordingly, our ability to maintain historical levels from traditional sources or increase levels of Services revenues cannot be assured, and in fact, such levels may decrease. We are currently engaged in negotiation of a software maintenance agreement that expired in June, and two additional contracts are scheduled to expire during the fourth quarter of 2009. If the negotiations for these or any other significant maintenance contract that becomes subject to renewal are not successful, the agreements may not be renewed at all or may be renewed on terms that are not as favorable to the Company as the former arrangements. In either event, the revenue and profitability of our Services offerings could be materially adversely affected, which could result in an impairment charge to the corresponding intangible assets on our balance sheet in future periods.
Our future growth depends to a large extent upon our ability to reposition the Company with a greater focus on our service assurance testing offerings to the telecom market.
As a result of the strategic review of our business in 2008, we determined that the Company should reposition itself with a greater focus on its service assurance offerings to the telecom market, and our software testing solutions in particular. Specifically, we are developing an integrated software platform to serve multiple applications and products specifically for the telecommunications industry in the IP service assurance market which we believe will grow rapidly in the foreseeable future. To implement our strategy and exploit this opportunity, we are creating new software products and enter into strategic partnerships so that we can maximize the potential of our incumbent position with customers and our long term relationships.
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
We are currently testing our new software platform and expect to formally launch the offering in the third quarter of 2009. There can be no assurance that the launch will occur within our scheduled timeframe or that the launch will not be delayed due to unanticipated testing results and other factors. In addition, even if the test results are positive the offering may not be commercially successful in the near term due to the anticipated length of the sales cycle and the other factors discussed above or at all.
Our cost reduction plans may be ineffective or may limit our ability to compete.
During the first quarter of 2009, the Company announced a restructuring program which included the realignment of existing resources to new projects, reductions in the Company’s field services and sales staffing and other reduction activities, and on July 6, 2009, the Company announced a restructuring program which included reductions in the Company’s production staffing. In addition, during 2008, we implemented a series of initiatives designed to increase efficiency and reduce costs and to focus our core business on our test and measurement expertise. These initiatives included reductions of staff, alignment of investments and a completion of the integration plans from recent acquisitions, including Emerson and Broadband Test Division. Although we have experienced some cost savings from these programs and initiatives and we believe that these actions will continue to reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate or be sufficient to offset a decline in our revenue. In such event, we may be forced to take additional cost-reducing initiatives, which may negatively impact quarterly earnings and profitability as we account for severance and other related costs. In addition, there is the risk that such measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
Potential continuing uncertainty resulting from the contested election of directors at our 2009 Annual Meeting of Shareholders, and from any resulting changes to the composition of our Board of Directors and its committees, may adversely affect our business.
On February 11, 2009, affiliates of Ramius LLC (together with all affiliates and associates thereof, the “Ramius Group”) notified the Company of their intention to nominate, and solicit proxies for the election of, four nominees at the Company’s 2009 Annual Meeting of Shareholders (the “Annual Meeting”), and, on or about June 24, 2009, the Ramius Group issued a proxy statement and related materials soliciting proxies in opposition to the Company’s nominees for the election of a competing slate of directors at the Annual Meeting, including three new director nominees selected by the Ramius Group. The Annual Meeting was held on August 5, 2009; however, the results of voting have not been certified as of the filing of this report, although, based on the preliminary results, we expect that all three of the Ramius Group nominees will be elected. The prospect of and, if they are elected, the actual election to the Board of some or all of the candidates nominated by the Ramius Group may lead to uncertainty among our employees, customers, and suppliers regarding the future direction of the Company’s business under the new Board, including without limitation the ability of the Company to continue to execute its current strategic plan and pursue research and development and other strategic initiatives, and such uncertainty may adversely affect our business. In addition, the costs associated with the proxy contest, and the continued distraction to the Company’s management resulting from the proxy contest, may adversely affect our business and our results of operations.
Failure to achieve the maximum revenues under our new managed services contract could have an adverse effect on our revenues and results of operations.
During the second quarter of 2009, we entered into a multi-year, managed services contract with a leading global network equipment provider, pursuant to which the Company will provide customer support and engineering services capabilities. In connection with the agreement, the Company hired twenty-one employees. The inability to successfully integrate and/or retain the hired employees and to integrate the tools and resources acquired as part of the agreement into our services business would have an adverse impact on our ability to realize the potential revenue opportunities under the agreement. In addition, under the terms of the managed services contract, we may not achieve the full revenue potential of the contract in the event that (i) the Company fails to meet certain specified service level requirements in the contract, and subsequently, service level credits reducing payments to the Company are applied, (ii) the network equipment provider terminates the contract for the Company’s failure to perform in accordance with its terms; and (iii) fees payable to the Company are reduced due to revenues from the network equipment provider’s customer agreements declining more rapidly than anticipated. Additionally, the Company’s overall profitability may be negatively impacted in the event the Company is required to incur unanticipated expenses to satisfy obligations assumed under the managed services agreement.
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
The recent challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased or otherwise constrict our customers’ spending on our products and services. As a result, revenues may decline and reserves for doubtful accounts and write-offs of accounts receivable may increase. In particular, the Company has a significant receivable from an international customer that we have, to date, been unable to collect, and we may be forced to bring court action in a foreign jurisdiction in order to enforce payment. Although we believe that the merits of the claim are in the Company’s favor, there can be no assurance of success in any litigation to enforce payment, and we may occur additional expenses in connection with the litigation and other collection efforts that we are unable to recover. In addition, certain of our contracts are paid or make payments in foreign currencies, and continued decrease in the exchange rate of the U.S. dollar relative to these currencies could further reduce our revenues, and such impact could be material.
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
We depend upon a relatively narrow range of products for the majority of our revenue. Our success in marketing our products is dependent upon their continued acceptance by our customers. In some cases, our customers require that our products meet their own proprietary requirements. If we are unable to satisfy such requirements, or forecast and adapt to changes in such requirements, our business could be materially harmed. In addition, we introduced new products during 2008, including the DigiTest ICE and the first version of the LightHouse™ products. The rate of acceptance of these new products could be delayed by, or fail to achieve, among other factors, extended testing or acceptance periods or requests for custom or modified engineering of such products to conform to customer requirements.

The sale of our products is dependent on our ability to respond to rapid technological change and may be adversely affected by the development, and acceptance by our customers, of new technologies which may compete with or reduce the demand for our products.
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
The markets for some of our products are very competitive. Some of our competitors have greater technological, financial, manufacturing, sales and marketing, and personnel resources than we have. As a result, these competitors may have an advantage in responding more rapidly or effectively to changes in industry standards or technologies. We are facing competition with our IP-based testing solutions, and many competitive technologies, encompassing both hardware and software, are available in these markets. Moreover, better financed competitors may be better able to withstand the pricing pressures that increased competition may bring. If our introduction of improved products or services is not timely or well received, or if our competitors reduce their prices for products that are comparable to ours, demand for our products and services could be adversely affected. Recent competition from certain network element providers offering chip-based testing functionality may also intensify the pricing pressure for our telecommunications products and adversely affect future revenues from such products. We also face increasing pressure from certain of our large domestic carrier customers on software maintenance agreements, as they continue to divert spending from legacy networks to next generation network elements.
We may also compete directly with our customers. Generally, we sell our products either directly or indirectly through OEM channels and other means to end-user telecommunications service providers. It is possible that our customers, as the result of bankruptcy or other rationales for dismantling network equipment, could attempt to resell our products. The successful development of such a secondary market for our products by a third party could negatively affect demand for our products, reducing our future revenues.
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
Although we are unable to predict future prices for our MCU products, we expect that prices for these products will continue to be subject to significant downward pressure in certain markets for the reasons described above. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to expand our customer base, increase unit sales volumes of these products and to successfully, develop, introduce and sell new products. We cannot assure you that we will be able to expand our customer base, increase unit sales volumes of existing products or develop, introduce and/or sell new products. Further, the loss of patent protection for these products might allow competition within this market segment, which, if successful, could cause our revenues from this product line to be materially adversely affected.
The continued adoption of industry-wide standards in the telecommunications market could have a material adverse effect on our profitability.
We are actively engaged in research to improve and expand our product offerings, including research and development to reduce product costs while providing enhancements; however, with the rise of industry-wide standards, among other factors, a number of our products have faced increased pricing pressure, driving lower margins. If sales of our network assurance and testing solutions do not increase, decrease rapidly, or are not accepted in the marketplace, or if our research and development activities do not produce marketable products that are both competitive and accepted by our customers, our overall revenues and profitability will be adversely affected.
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
Our products, including the new software platform that we intend to launch in the third quarter 2009, are complex, and despite extensive testing, may contain defects or undetected errors or failures that may become apparent only after our products have been shipped to our customers and installed in their network or after product features or new versions are released. Any such defect, error or failure could result in failure of market acceptance of our products or damage to our reputation or relations with our customers, resulting in substantial costs for both the Company and our customers as well as the cancellation of orders, warranty costs and product returns. In addition, any defects, errors, misuse of our products or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Our customers could seek to have us pay for these losses. Although we maintain product liability insurance, it may not be adequate.
We may incur significant liabilities if we fail to comply with environmental regulations.
Failure to comply with environmental regulations in the jurisdictions in which we do business could result in penalties and damage to our reputation. In effect in the European Union are the directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”) and the directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”). Both the RoHS Directive and the WEEE Directive impact the form and manner in which electronic equipment is imported, sold and handled in the European Union. Other jurisdictions, such as China, have followed the European Union’s lead in enacting legislation with respect to hazardous substances and waste removal. Although we have concluded that our test and measurement products fall outside the scope of the RoHS Directive, we have voluntarily undertaken to cause our next generation products to comply with its requirements. Ensuring compliance with the RoHS Directive, the WEEE Directive and similar legislation in other jurisdictions, and integrating compliance activities with our suppliers and customers could result in additional costs and disruption to operations and logistics and thus, could have a negative impact on our business, operations and financial condition. In addition, based on our conclusion that our test and measurement products do not fall within the scope of these Directives, we have determined not to take these compliance measures with respect to certain of our older, legacy products. Should our conclusions with respect to the applicability of the RoHS Directive to these products be challenged and fail to prevail, we may be subject to monetary and non-monetary penalties, and could suffer harm to our reputation or further decline in the sales of our legacy products.
Consolidations in, or a continued slowdown in, the telecommunications industry could harm our business.
We have derived a substantial amount of our revenues from sales of products and related services to the telecommunications industry. In recent quarters, capital spending in the telecommunications industry has decreased and may continue to decrease in the future as a result of the challenging general economic conditions prevailing in domestic and international markets. In particular, large carrier customers have been adversely affected by subscriber line losses as well as by competition from cable and wireless carriers and other carriers entering the local telephone service market. Certain emerging carriers also continue to be hampered by financial instability caused in large part by a lack of access to capital. In the event of continued or further significant decreases in capital spending of the telecommunications industry, our business would be adversely affected. Furthermore, as a result of industry consolidation, there may be fewer potential customers requiring our software in the future. Larger, consolidated telecommunications companies may also use their purchasing power to create pressure on the prices and the margins we could realize. We cannot be certain that consolidations in, or a slowdown in the growth of, the telecommunication industry will not harm our business.
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
Our business may be interrupted and adversely affected if we are unable to secure and prepare new office space for our corporate headquarters prior to the expiration of our Cheswick lease.
The Company’s lease for its office space in Cheswick, Pennsylvania will expire on March 31, 2010. There can be no assurance that the Company will be successful in locating, securing and preparing new office space on or before such date, and we may be required to request a further extension of the existing lease. If the Company is unable to extend its lease beyond its expiration or to enter into a definitive agreement for new office space prior to such date, the Company may have to enter into a lease for new office space on terms which may be substantially less favorable than the terms of the Company’s existing lease. In addition, even if the Company does enter into a definitive agreement for the lease of new office space prior to the expiration of its current lease, the Company may need to expend substantial amounts of time and money in order to prepare the office space to meet the Company’s business needs and requirements, which could result in significant expenses to the Company and may delay our ability to relocate to the new location beyond the expiration of our lease. The Company could incur substantial additional fees and expenses in order to locate, secure and prepare new office space in a timely manner, including additional rent, construction and capital improvement costs associated with the Company’s technical and other facility requirements, which could adversely affect our future results.
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

Item 6. EXHIBITS
(a) Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Purchase and Sale Agreement, by and among, Tollgrade Communications, Inc., a Pennsylvania corporation, Tollgrade Communications, Inc., a Delaware corporation, and Cheetah Technologies, L.P., a Pennsylvania limited partnership, dated as of May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2009).

10.2	Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan, as amended and restated on June 4, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2009).

10.3	Amendment of Lease, dated May 22, 2009, between the Regional Industrial Development Corporation of Southwestern Pennsylvania and Tollgrade Communications, Inc., filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.
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

Tollgrade Communications, Inc. (Registrant)
Dated: August 6, 2009
/s/ Joseph A. Ferrara
Joseph A. Ferrara
Chairman, Chief Executive Officer and President

Dated: August 6, 2009
/s/ Gary W. Bogatay, Jr.
Gary W. Bogatay, Jr.
Chief Financial Officer and Treasurer

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Purchase and Sale Agreement, by and among, Tollgrade Communications, Inc., a Pennsylvania corporation, Tollgrade Communications, Inc., a Delaware corporation, and Cheetah Technologies, L.P., a Pennsylvania limited partnership, dated as of May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2009).

10.2	Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan, as amended and restated on June 4, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2009).

10.3	Amendment of Lease, dated May 22, 2009, between the Regional Industrial Development Corporation of Southwestern Pennsylvania and Tollgrade Communications, Inc., filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.