Form 10-Q
period 2009-09-26
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2009-11-03
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 26, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to                   &nbs p;
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
Yes ☐ No ☑
As of November 2, 2009, there were 12,693,635 shares of the Registrant’s Common Stock, $0.20 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 26, 2009

PAGE
NO.
PART I. FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 26, 2009 and December 31, 2008 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three and nine month periods ended September 26, 2009 and September 27, 2008 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 26, 2009 and September 27, 2008 (Unaudited)	5

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine month period ended September 26, 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3 Quantitative and Qualitative Disclosures about Market Risk	36

Item 4 Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1A Risk Factors	36

Item 4 Submission of Matters to a Vote of Security Holders	37

Item 6 Exhibits	38

SIGNATURES	39

EXHIBIT INDEX	40

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 31.1

Exhibit 31.2

Exhibit 32
EX-10.3
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value) (Unaudited)

	September 26, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$65,179	$57,976
Short-term investments	198	2,419
Trade accounts receivable, net of allowance for doubtful accounts of $1,564 in 2009 and $222 in 2008	6,782	9,361
Other receivables	1,239	632
Inventories, net	3,124	7,843
Prepaid expenses and deposits	715	1,200
Deferred and refundable tax assets	717	453
Current assets related to discontinued operations	—	4,314

Total current assets	77,954	84,198
Property and equipment, net	3,185	2,661
Intangibles, net	34,740	36,678
Deferred tax assets	107	81
Other assets	314	262
Noncurrent assets related to discontinued operations	—	467

Total assets	$116,300	$124,347

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$555	$1,198
Accrued warranty	620	927
Accrued expenses	2,002	1,702
Accrued salaries and wages	2,504	459
Income taxes payable	264	267
Deferred revenue	2,391	3,024
Current liabilities related to discontinued operations	—	1,146

Total current liabilities	8,336	8,723
Pension obligation	1,046	889
Deferred tax liabilities	2,144	1,792
Other tax liabilities	689	489

Total liabilities	12,215	11,893

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.20 par value; 50,000 authorized shares, issued shares, 13,735 in 2009 and 13,733 in 2008	2,744	2,744
Additional paid-in capital	74,675	73,923
Treasury stock, at cost, 1,072 shares in 2009 and 2008	(8,081)	(8,081)
Retained earnings	35,934	45,748
Accumulated other comprehensive loss	(1,187)	(1,880)

Total shareholders’ equity	104,085	112,454

Total liabilities and shareholders’ equity	$116,300	$124,347

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Revenues:
Products	$5,016	$7,417	$14,986	$19,419
Services	6,310	5,481	17,300	16,782

Total revenues	11,326	12,898	32,286	36,201

Cost of sales:
Products	2,537	2,823	8,090	8,601
Services	2,137	2,207	5,497	6,018
Amortization of intangible assets	659	772	1,949	2,353
Impairment of intangible assets	191	—	191	202
Inventory write-down	3,070	—	3,070	754
Severance	502	—	778	—

Total cost of sales	9,096	5,802	19,575	17,928

Gross profit	2,230	7,096	12,711	18,273

Operating expenses:
Selling and marketing	1,567	1,594	4,850	5,284
General and administrative	4,111	2,205	9,525	7,003
Research and development	2,353	2,513	6,795	8,077
Severance	1,114	—	1,179	453
Other impairments	293	—	293	—

Total operating expenses	9,438	6,312	22,642	20,817

(Loss) income from operations	(7,208)	784	(9,931)	(2,544)
Other income	46	264	555	1,063

(Loss) income before income taxes	(7,162)	1,048	(9,376)	(1,481)
(Benefit) provision for income taxes	(80)	277	215	926

(Loss) income from continuing operations	(7,082)	771	(9,591)	(2,407)

Income (loss) from discontinued operations, net of income taxes	—	147	(223)	(3,434)

Net (loss) income	$(7,082)	$918	$(9,814)	$(5,841)

Earnings per share information:
Weighted average shares of common stock and equivalents:
Basic	12,682	13,173	12,681	13,170
Diluted	12,682	13,173	12,681	13,170

(Loss) income per common and common equivalent shares from continuing operations:
Basic	$(0.56)	$0.06	$(0.76)	$(0.18)
Diluted	$(0.56)	$0.06	$(0.76)	$(0.18)

(Loss) income per common and common equivalent shares from discontinued operations:
Basic	$0.00	$0.01	$(0.02)	$(0.26)
Diluted	$0.00	$0.01	$(0.02)	$(0.26)

Net (loss) income per common and common equivalent shares:
Basic	$(0.56)	$0.07	$(0.78)	$(0.44)
Diluted	$(0.56)	$0.07	$(0.78)	$(0.44)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	September 26,	September 27,
	2009	2008

Cash flows from operating activities :
Net loss	$(9,814)	$(5,841)
Loss from discontinued operations	223	3,434
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of intangible assets	191	202
Impairment of other long live assets	293	—
Amortization expense	1,949	2,353
Depreciation expense	865	1,100
Stock-based compensation expense	720	341
Valuation allowance	—	129
Deferred income taxes	247	190
Inventory write-down	3,070	754
Provision for losses on inventory	268	567
Provision for allowance for doubtful accounts	1,178	178
Changes in assets and liabilities:
Accounts receivable-trade	1,608	6,604
Other receivable	(588)	(522)
Inventories	1,384	455
Prepaid expenses, deposits and other assets	506	285
Accounts payable	(752)	(5,989)
Accrued warranty	(307)	(369)
Accrued expenses, deferred revenue, and salaries & wages	1,050	(632)
Income taxes payable	(21)	612

Net cash provided by operating activities of discontinued operations	12	37

Net cash provided by operating activities	2,082	3,888

Cash flows from investing activities:
Proceeds on sale of cable product line	3,012	—
Proceeds from note receivable	53	—
Purchase of short-term investments	—	(2,279)
Redemption/maturity of short-term investments	2,220	1,922
Purchase of acquired assets	(300)	—
Purchase of property and equipment	(505)	(528)
Sale of assets held for sale	—	263

Net cash used in investing activities of discontinued operations	(57)	(37)

Net cash provided by (used in) investing activities	4,423	(659)

Net increase in cash and cash equivalents	6,505	3,229
Effect of exchange rate changes on cash and cash equivalents	698	(210)
Cash and cash equivalents, beginning of period	57,976	58,222

Cash and cash equivalents, end of period	$65,179	$61,241

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

	Common Stock					Accumulated Other
	Shares	Amount	Additional Paid-In	Treasury Stock	Retained Earnings	Comprehensive Loss	Total	Comprehensive Loss
Balance at December 31, 2008	13,733	$2,744	$73,923	$(8,081)	$45,748	$(1,880)	$112,454
Compensation expense for options and restricted stock, net	2	—	752	—	—	—	752
Foreign currency translation	—	—	—	—	—	693	693	$693
Net loss	—	—	—	—	(9,814)	—	(9,814)	(9,814)

Comprehensive income	—	—	—	—	—	—	—	$(9,119)

Balance at September 26, 2009	13,735	$2,744	$74,675	$(8,081)	$35,934	$(1,187)	$104,085

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
We report our quarterly results for the first three interim periods based on fiscal quarters ending on Saturdays and for the fourth interim period ending on December 31. For the periods presented herein, our fiscal quarters ended September 26, 2009 (13 weeks) and September 27, 2008 (13 weeks). The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Tollgrade Communications, Inc. (the “Company” or “Tollgrade”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 26, 2009 should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments considered necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 26, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
RECENTLY ADOPTED ACCOUNTING GUIDANCE
On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of General Accepted Accounting Principals (“GAAP”). These changes establish the FASB Accounting Standards CodificationTM(Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of Condensed Consolidated Financial Statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Condensed Consolidated Financial Statements.
Fair Value Accounting
On June 30, 2009, the Company adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.
On June 30, 2009, the Company adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.
On June 30, 2009, the Company adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.
On January 1, 2009, the Company adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the Condensed Consolidated Financial Statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Condensed Consolidated Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.
Business Combinations and Consolidation Accounting
Effective January 1, 2009, the Company adopted changes issued by the FASB on April 1, 2009 regarding accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. These changes were applied to an acquisition we completed in April 2009.
On January 1, 2009, the Company adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. This guidance was applied to an acquisition we completed in April 2009.
Other
On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before Condensed Consolidated Financial Statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the Condensed Consolidated Financial Statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its Condensed Consolidated Financial Statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements as management already followed a similar approach prior to the adoption of this new guidance. The Company has evaluated subsequent events in accordance with the guidance through November 3, 2009 and concluded that no events or transactions required disclosure or recognition in the Condensed Consolidated Financial Statements.
On January 1, 2009, the Company adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.
On January 1, 2009, the Company adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.
RECENTLY ISSUED ACCOUNTING GUIDANCE
In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for the Company on October 1, 2009. Management has determined that the adoption of these changes will not have an impact on the Condensed Consolidated Financial Statements.
In December 2008, the FASB issued changes to employers’ disclosures about postretirement benefit plan assets. These changes provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of Condensed Consolidated Financial Statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. These changes become effective for the Company on December 31, 2009. As these changes only require enhanced disclosures, management has determined that the adoption of these changes will not have an impact on the Condensed Consolidated Financial Statements.
In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

2. ACQUISITIONS AND DISCONTINUED OPERATIONS
On April 15, 2009, we entered into a multi-year managed services agreement with a leading global network equipment provider, pursuant to which we provide customer support and engineering services capabilities. We entered into this agreement as part of our continued strategic focus to grow our managed services business. In connection with the agreement, we acquired certain assets of a division of the global network equipment provider. The acquisition was recorded under the purchase method of accounting in accordance generally accepted accounting pronouncements. Accordingly, the results of operations of the acquired assets are included in our condensed consolidated financial statements for the three and nine month periods ended September 26, 2009.
On May 27, 2009, we completed the sale of our cable product line to private equity buyers in Pittsburgh, Pennsylvania. This divesture allows us to continue to focus our business on our core telecommunications markets and customers as the cable product line no longer supported our refocused growth strategies.
The assets and liabilities, results of operations and cash flows of the cable product line have been classified as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented through the date of sale. Cash flows for cable have been segregated in the Condensed Consolidated Statement of Cash Flows as separate line items within operating and investing activities.
The Company determined that the operations and cash flows of the cable product line have been eliminated from the ongoing operations of the Company as a result of the disposal transaction and that the Company will not have any significant continuing involvement in the buyer’s operations.
The following table details selected financial information for the cable product line included within discontinued operations:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Revenues:
Products	$—	$1,877	$2,376	$5,508
Services	—	431	723	1,278

	$—	$2,308	$3,099	$6,786

Loss from discontinued operations
Loss from discontinued operations, before tax	$—	$147	$(223)	$(3,434)
Income tax expense	—	—	—	—
Loss from discontinued operations, net of tax	$—	$147	$(223)	$(3,434)

The major classes of assets and liabilities related to discontinued operations are as follows:

December 31, 2008

ASSETS
Accounts receivable trade, net of allowance for doubtful accounts	$1,199
Accounts receivable other	36
Inventories	2,830
Prepaid expenses	249
Property and equipment, net	292
Intangibles and capitalized software, net	175

Assets related to discontinued operations	$4,781

LIABILITIES

Accounts payable	$66
Accrued warranty	664
Accrued expenses	142
Accrued royalties	15
Deferred revenue	259

Liabilities related to discontinued operations	$1,146
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
The fair value of cash equivalents was $53.8 million and $48.0 million at September 26, 2009 and December 31, 2008, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.

4. STOCK COMPENSATION PLANS AND ACCOUNTING FOR STOCK-BASED COMPENSATION EXPENSE
The Plans
We currently sponsor one active stock compensation plan. In March 2006, the Company adopted the 2006 Amended and Restated Long-Term Incentive Compensation Plan (the “2006 Plan”), which was approved by the shareholders on May 9, 2006 and effectively replaced the 1995 Long-Term Incentive Plan, which by its terms does not allow grants to be made after October 15, 2005. The 2006 Plan provides that participants may be directors, officers and other employees. At the time it was adopted, the 2006 Plan authorized up to 1,300,000 shares available for grant. On May 6, 2009, the Board of Directors approved, subject to shareholder approval, an amendment to the 2006 Plan to increase the number of shares authorized thereunder from 1,300,000 to 2,800,000. The amendment was approved by the shareholders at the Company’s 2009 Annual Meeting of Shareholders held on August 5, 2009.
Under the 2006 Plan, participants may be granted various types of equity awards, including restricted shares and/or options to purchase shares of the Company’s common stock. The grant price on any such shares or options is equal to the quoted fair market value of the Company’s shares at the date of the grant, as defined in the 2006 Plan. Restricted shares will vest in accordance with the terms of the applicable award agreement and the 2006 Plan. The 2006 Plan requires that non-performance-based restricted stock grants to employees vest in not less than three years, while performance-based restricted stock grants may vest after one year. Grants of restricted stock to directors may vest after one year. Options granted generally vest over time. Historically, such periods have typically been two years with one-third vested at the date of grant, one-third at the end of one year, and one-third at the end of two years. Beginning in December 2007, stock option grants have been made with vesting over three years, with one-third of such grants vesting at the end of each year following the date of grant. The 1998 Employee Incentive Plan (the “1998 Plan”) by its terms does not allow grants to be made after January 29, 2008
Stock-Based Compensation Expense
During the first quarter of 2009, the Compensation Committee of the Board of Directors approved the grant of a total of 394,000 stock options and 2,351 restricted shares under the 2006 Plan. Of these grants, 30,000 stock options and 2,351 restricted shares were issued to non-employee directors and the remaining 364,000 stock options were issued to employees, including the CEO and other key executive officers. The stock options granted to non-employee directors vested immediately upon issuance. The restricted share award granted to one non-employee director gave the director the right to receive the shares one year following the date of grant, regardless of whether the director is still serving on the Board of Directors, unless the director was removed from the Board for cause during that time. During the one year restriction period, the director has the right to vote while the restricted shares are restricted, but is not permitted to trade them. The stock options granted to employees vest over a three year period, with one-third vesting on each anniversary of the grant date.
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
During the third quarter of 2009, the Compensation Committee of the Board of Directors approved the grant of a total of 48,500 stock options under the 2006 Plan. Of these grants, 35,000 stock options were issued to non-employee directors and the remaining 13,500 stock options were issued to employees. The stock options granted to non-employee directors vested immediately upon issuance. The stock options granted to employees vest over a three year period, with one-third vesting on each anniversary of the grant date.
Total stock-based compensation expense recognized from continuing operations for the three and nine month periods ended September 26, 2009 was an expense of $0.2 million and $0.7 million, respectively. Total stock-based compensation expense recognized from continuing operations for the three and nine month periods ended September 27, 2008 was $0.2 million $0.3 million, respectively. The unamortized stock-based compensation expense from continuing operations related to stock options and restricted stock totaled $1.4 million at September 26, 2009.
Total stock-based compensation expense recognized from discontinued operations for the three and nine month periods ended September 26, 2009 and September 27, 2008 was an expense of less then $0.1 million for each period.
Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

	Number of	Range of	Weighted Average
	Shares	Option Prices	Exercise Price

Outstanding, December 31, 2008	1,605,490	$3.27 — 159.19	$23.08

Granted	467,500	5.17 — 5.38	5.36
Exercised	—	—	—
Cancelled/Forfeited/Expired	(252,921)	3.27 — 159.19	19.16

Outstanding, September 26, 2009	1,820,069	$3.27 — 159.19	$19.08

5. SEVERANCE
During the third quarter of 2009, we developed a plan to reduce and restructure our workforce across all levels of the organization in an effort to reduce costs and to better align our human resources to ongoing revenue streams. The total severance charge associated with this plan was approximately $1.4 million of which $0.5 million was recorded as cost of sales expense and $0.9 million was recorded as an operating expense. Additionally, during the third quarter of 2009, we incurred $0.2 million of severance charges related to the departure of our former chief financial officer. We expect no further expenses related to these actions.
During the first half of 2009, we began to outsource in-house manufacturing functions to third parties and as such reduced our production staff in July 2009. Severance expense related to this action amounted to approximately $0.1 million and was recorded in the second quarter of 2009. In addition, during the first quarter of 2009, we realigned our research and development staffing to existing projects and made staff reductions in the areas of field service and sales. Severance expense associated with this action amounted to approximately $0.2 million. We expect no further expenses related to these earlier actions.
During the first quarter of 2008, the Company announced a restructuring program which included the realignment of existing resources to new projects, reduced the Company’s engineering, field service and sales staff along with reducing a number of senior management positions. Total severance expense associated with that restructuring program was approximately $0.5 million and was recorded in the first quarter of 2008. We expect no further expenses related to this action.
6. INTANGIBLE ASSETS
The following information is provided regarding the Company’s intangible assets (in thousands):

		September 26, 2009
		(Unaudited)
	Useful		Accumulated
Amortizing Intangible Assets:	Life (Years)	Gross	Amortization	Impairments	Net

Post warranty service agreements	6-50	$37,856	$5,064	$—	$32,792
Technology	3-10	14,003	12,329	191	1,483
Customer relationships	5-10	933	577	—	356
Tradenames and other	3-10	538	429	—	109

Total Intangible Assets		$53,330	$18,399	$191	$34,740

		December 31, 2008
		(Unaudited)
	Useful		Accumulated
Amortizing Intangible Assets:	Life (Years)	Gross	Amortization	Impairments	Net

Post warranty service agreements	6-50	$37,563	$3,752	$—	$33,811
Technology	3-10	13,987	11,700	30	2,257
Customer relationships	5-10	904	334	112	458
Tradenames and other	0.5-10	534	322	60	152

Total Intangible Assets		$52,988	$16,108	$202	$36,678

Differences between reported amortization expense and the change in reported accumulated amortization may vary because of foreign Currency translation differences between balance sheet and income statement.
Amortization expense is estimated to be $0.6 million for the remainder of 2009 and $2.1 million, $1.7 million, $1.2 million, $1.1 million and $28.0 million for the years ended December 31, 2010, 2011, 2012 and 2013 and thereafter, respectively.

Impairments
Long-Lived Assets
We consider the impairment of long-lived assets upon a change in business conditions or upon the occurrence of a triggering event.
During the third quarter 2009, the Company recorded an impairment of long-lived assets of $0.2 million related to an intangible asset associated with a product line that the Company is discontinuing and $0.3 million of other long-lived assets. The decision to discontinue the product line was made in the third quarter of 2009. The projected free cash flow to be derived from the product line was not sufficient to support the intangible asset book value at September 26, 2009. In the third quarter of 2009 our decision to eliminate a product from our development road map caused the impairment of other long-lived assets.
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
7. INVENTORIES
Inventories consisted of the following (in thousands):

		Year Ended
	September 26, 2009	December 31, 2008
	(Unaudited)	(Unaudited)

Raw materials	$3,741	$4,621
Work in process	2,037	3,142
Finished goods	1,999	1,782

	7,777	9,545

Reserves for slow moving and obsolete inventory	(4,653)	(1,702)

Net Inventory	$3,124	$7,843

Throughout 2009, we began to outsource our in-house production capabilities to third-party vendors. We expect to outsource 100 percent to third parties by the end of 2009. As such, during the third quarter of 2009, the Company implemented a program to evaluate certain legacy products based on anticipated future consumption and technological end-of-life cycle. As a result of this evaluation, we have reserved an additional $3.1 million for slow-moving and obsolete inventory in the third quarter of 2009.

8. PRODUCT WARRANTY
Activity in the warranty accrual is as follows (in thousands):

	Nine Months Ended	Year Ended
	September 26, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$927	$1,147
Accruals for warranties issued during the period	411	1,683
Settlements during the period	(718)	(1,903)

Balance at the end of the period	$620	$927

9. PER SHARE INFORMATION
Net (loss) income per share has been computed in accordance with GAAP for all periods presented. GAAP requires companies with complex capital structures to report earnings per share on a basic and diluted basis. Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution that occurs related to issuance of capital stock option grants. The three and nine month periods ended September 26, 2009 and September 27, 2008 do not include the effect of dilutive securities because inclusion would be anti-dilutive to the earnings per share calculation.
A reconciliation of net (loss) income per share is as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 26, 2009	September 26, 2009
	(Unaudited)	(Unaudited)
Loss from continuing operations	$(7,082)	$(9,591)
Loss from discontinued operations, net of income taxes	—	(223)
Net loss from operations	(7,082)	(9,814)
Common and common equivalent shares:
Weighted average common shares outstanding	12,682	12,681
Effect of dilutive securities — stock options	12,682	12,681

Loss per share from continuing operations:
Basic	$(0.56)	$(0.76)

Diluted	$(0.56)	$(0.76)

Loss per share from discontinued operations:
Basic	$—	$(0.02)

Diluted	$—	$(0.02)

	Three Months Ended	Nine Months Ended
	September 27, 2008	September 27, 2008
	(Unaudited)	(Unaudited)
Income (loss) from continuing operations	$771	$(2,407)
Income (loss) from discontinued operations, net of income taxes	147	(3,434)
Net income (loss) from operations	918	(5,841)
Common and common equivalent shares:
Weighted average common shares outstanding	13,173	13,170
Effect of dilutive securities — stock options	13,173	13,170

Loss per share from continuing operations:
Basic	$0.06	$(0.18)

Diluted	$0.06	$(0.18)

Loss per share from discontinued operations
Basic	$0.01	$(0.26)

Diluted	$0.01	$(0.26)

As of September 26, 2009 and September 27, 2008, 1.7 and 1.9 million equivalent shares were anti-dilutive, respectively. Basic earnings per share are calculated on the actual number of weighted average common shares outstanding for the period, while diluted earnings per share must include the effect of any dilutive securities.
10. CONTINGENCIES AND COMMITMENTS
We lease office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility was extended on September 14, 2009 until March 31, 2011. The lease for our Piscataway, New Jersey location expires on April 30, 2012. As a result of our acquisition of the Broadband Test Division, we have leases in Bracknell, United Kingdom; Kontich, Belgium; and Wuppertal, Germany, which expire on December 24, 2012, April 1, 2012, and January 31, 2010, respectively. The Company is also involved in various month-to-month leases for research and development and office equipment at all five locations. In addition, one of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments; however, none of these commitments are material.
Future minimum lease payments under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

At September 26, 2009
2009 (remaining period)	$252
2010	973
2011	618
2012	341
2013	—
Thereafter	—

$2,184

The lease expense for the three and nine month periods ended September 26, 2009 and September 27, 2008 was $0.2 million and $0.6 million and $0.2 million and $0.8 million, respectively.
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
11. INCOME TAXES
For the third quarter ended September 26, 2009, we recorded at tax benefit of approximately $0.1 million compared to an income tax expense of approximately $0.2 million for the third quarter of September 27, 2008. The income tax benefit recorded in the third quarter of 2009 primarily relates to adjustments from revising our foreign source projected income estimates in certain countries while the same third quarter 2008 income tax expense was primarily related to foreign income tax obligations generated by profitable operations in foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions.
We had unrecognized tax benefits (including penalties and interest) of $0.7 million and $0.5 million on September 26, 2009 and December 31, 2008, respectively, all of which, if recorded, would impact the 2009 annual effective tax rate. As a result, the amount of unrecognized tax benefits could change by less than $0.1 million in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.
We recognize interest and penalties related to uncertain tax positions as income tax expense. As of September 26, 2009 and December 31, 2008, we had an insignificant amount of accrued interest related to uncertain tax positions in both foreign and domestic jurisdictions.
As of September 26, 2009, the tax years that remain subject to examination by major jurisdiction generally are:

United States — Federal	2006 and forward
United States — State	2005 and forward
Europe	2007 and forward
At September 26, 2009, we intend to permanently reinvest accumulated earnings in foreign subsidiaries. As a result, deferred taxes have not been provided on foreign earnings at September 26, 2009. If our intention changes and such amounts are expected to be repatriated, deferred taxes will be provided.

12. MAJOR CUSTOMERS AND INTERNATIONAL SALES
Our customers include the top telecom providers and numerous independent telecom and broadband providers around the world. Our primary customers for our telco products and services are large domestic and European telecommunications service providers. We track our telco sales by two large customer groups, the first of which includes AT&T, Verizon and Qwest (referred to herein as large domestic carriers), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”).
For the third quarter of 2009, sales to the large domestic customers accounted for approximately 33% of our total revenue, compared to approximately 46% of total revenue for the third quarter of 2008. Sales to our largest customer, AT&T, comprised approximately 17% of our total revenue for the third quarter of 2009, compared to 33% of our total revenue for the third quarter of 2008. Sales in the third quarter of 2009 and 2008 to the European Telcos accounted for approximately 17% and 23% respectively, of total revenue.
In the second quarter of 2009, we entered into a multi-year managed services contract with a large global network equipment provider to provide customer support and engineering services. For the third quarter of 2009, sales to this customer were $1.9 million, or approximately 17% of total revenue.
As of September 26, 2009, the Company had approximately $4.5 million of accounts receivable with four customers, each of which individually exceeded 10% of our September 26, 2009 receivable balances. As of December 31, 2008, the Company had approximately $4.5 million of accounts receivable with three customers, each of which individually exceeded 10% of our December 31, 2008 receivable balances.
For the nine months ended September 26, 2009 and September 27, 2008, sales to the large domestic customers accounted for approximately 40% and 36%, respectively, of our total revenue. Sales to AT&T comprised approximately 22% and 24% of our total revenue for the nine months ended September 26, 2009 and September 27, 2008, respectively. Sales for the nine months ended September 26, 2009 and September 27, 2008 to the European Telcos accounted for approximately 21% and 44% of total revenue, respectively. For the nine months ended September 26, 2009, managed service sales to a large global network equipment provider were $3.5 million accounting for approximately 11% of total revenue.
International sales represented approximately $3.7 million or 33% of our total revenue for the quarter ended September 26, 2009, compared to $4.4 million or approximately 34% for the quarter ended September 27, 2008. Our international sales were primarily in three geographic areas based upon customer location for the quarters ended September 26, 2009 and September 27, 2008: the Americas (excluding the United States); Europe, the Middle East and Africa (“EMEA”); and Asia. Sales for the Americas were approximately $1.1 million and $0.5 million, sales for EMEA were $2.5 million and $3.9 million, and sales in Asia were approximately $0.1 million and less then $0.1 million for the quarters ended September 26, 2009 and September 27, 2008, respectively.
International sales represented approximately $11.1 million, or 34% of our total revenue for the nine months ended September 26, 2009 compared to $16.5 million, or 46%, for the nine months ended September 27, 2008. Our international sales were primarily in three geographic areas based upon customer location for the nine months ended September 26, 2009: the Americas (excluding the United States); EMEA; and Asia. Sales in the Americas were $2.8 million and $1.5 million, sales in EMEA were approximately $7.7 million and $14.2 million, and sales in Asia were $0.6 million and $0.8 million for the nine months ended September 26, 2009 and the nine months ended September 27, 2008, respectively.
13. SUBSEQUENT EVENT
Our Board of Directors unanimously adopted a new compensation program for non-employee directors on October 19, 2009. Under the newly adopted program non-employee directors will receive annual compensation comprised of the following elements: a retainer of $20,000 payable in cash, restricted stock under our 2006 Long-Term Incentive Compensation Plan having a market value of $35,000 on the date of grant, a cash retainer of $10,000 and $7,500, respectively, for the Chairperson of the Audit and Compensation Committees, and a cash retainer of $5,000 for the Chairperson of each of the Corporate Governance and Investment Committees.
Under the newly adopted program, as compared with the Board’s prior compensation program, the Board reduced the annual cash retainer payable to non-employee directors by $10,000, and reduced the annual cash retainers paid to the Chairpersons of the Audit, Compensation, Corporate Governance and Investment Committees by $2,500 for each Committee. In addition, the Board has eliminated per-meeting fees for the Board and all of its Committees. Effective with the October 19, 2009 Board meeting, the equity component of the annual compensation for non-employee directors will be granted on the date of the regularly scheduled meeting of the Board held in October of each year, and the annual cash retainers will be paid in equal quarterly installments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Additionally, when used in this form 10-Q unless the context requires otherwise, the terms “we, our, and us” refer to Tollgrade Communications, Inc.
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
Cable Product Line
On May 27, 2009 we completed the sale of our cable product line for consideration of approximately $3.2 million, subject to adjustment for certain items pursuant to the terms of the sale agreement. The cable product line no longer supported our refocused growth strategy and the divestiture allows us to continue to focus on our core telecommunications markets and customers. Unless otherwise indicated, references to “revenues” and “earnings” throughout this Management’s Discussion & Analysis refer to revenues and earnings from continuing operations and do not include revenue and earnings from the discontinued cable product line. Similarly, discussion of other matters in our Condensed Consolidated Financial Statements refers to continuing operations unless otherwise indicated. The results from the divested product line are reported in discontinued operations.
Overview
Our traditional product lines and the markets in which we compete have faced continued pressure throughout the quarter as was the case throughout the first half of 2009. This pressure came through a variety of sources, including shifting customer spending, the economic slowdown which has impacted capital expense spending, and competitive market conditions.
Our traditional customer base continues to minimize spending on legacy areas of their networks. This has resulted in reduced demand for a number of our copper-based products throughout the first nine months of 2009. Since the end of 2008, the general economic environment has challenged many companies, including our customers. Our customers, the service providers, are delaying capital expense decisions while they wait for the economy to recover and their own businesses to stabilize. Our quarterly revenue opportunities have declined in step with the delay in their decision processes. Competitively, our solutions have historically consisted of hardware and software combinations. Over the past years, competitors have introduced low-cost hardware solutions, software only solutions, as well as integrated test capabilities within infrastructure products. These factors have resulted in increased competition for our traditional products.
Lastly, there is a trend in the telecommunications market to outsource functions to companies that specialize in different areas to attain cost reductions and in some cases, improve service. Our customers have approached this in two ways. First, a small number have outsourced their entire network operations to large managed services providers. Second, certain of the larger service providers are beginning to consolidate vendor relationships to a select group of vendors and feed smaller suppliers through the larger vendor relationships. While this trend has not affected us in major accounts to date, certain of our customers now purchase their Tollgrade maintenance through contracts with larger, third-party suppliers. This practice can create additional pricing pressure as the intermediary vendor looks to make a profit by managing the complexity for the service provider.
In response to these conditions and trends, we have taken decisive action to reinforce our position with our customers while also exploring new markets for growth.
We have focused on improving our already strong customer relationships while aggressively containing costs. We continue to provide excellent customer support and enhanced capabilities to our customers. Our customer focus also extends to our proactive efforts to retain and extend our software support and maintenance contracts. While the service providers actively manage their own capital expense budgets, we have reduced our cost structure to ensure that the impacts to our financial results are minimized. We continue to focus on managing and growing our cash and short term investment balance to enable future investment options.
We have also redirected our spending activities toward new growth initiatives versus spending on maintenance efforts. Some of these growth areas include new hardware, software and services offerings for the telecommunications service assurance market. Our new offerings recently launched and under development include a software platform, Stratum™, that can be sold stand-alone or as part of a service assurance system solution, hardware products that integrate into our service assurance solutions, and OEM products that will be sold and supported under the Tollgrade brand name. To continue our focused efforts, we have sold off non-core assets such as our cable product line in the second quarter 2009, and we are exploring strategic alternatives for our smart grid power utility product line.
Lastly, through the managed services contract with a large global network equipment provider executed in April 2009, we have created a new area of opportunity for the Company. We now have the expertise to provide a new suite of managed services not only to our service provider customers, but also to additional network equipment manufacturers, thus expanding our target market. We believe this new platform will provide new growth opportunities for the Company in an area that builds upon our expertise and experience in test and measurement, enabling us to effectively respond to our customers’ trend to use managed services.
We believe that this strategy will enable us to not only weather the economic downturn, but will position the Company for long-term growth, a return to profitability, and market leadership.

Products
Services
Our service offerings include software maintenance and support for our operating support systems (“OSS”) offerings and hardware maintenance for the test probes, and our professional services, which are designed to ensure that all of the components of our customers’ test systems operate properly. The primary customers for our maintenance and professional services offerings are the large domestic carriers and international customers. We have a number of large service agreements with these customers which cover software and, in some cases, hardware maintenance for our products.
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
In addition, we are party to a managed services contract with a large global network equipment provider to provide customer support and engineering services. Under this agreement, we provide customer support and engineering services capabilities. The agreement is an important addition to our services business and is a logical step for us as we offer an expanded portfolio of services to our current customers as well as new customers.
Telecommunications Test and Measurement Products
Our proprietary telecommunications test and measurement products, which include our System Test and MCU® products, enable telephone companies to qualify and troubleshoot broadband DSL and IP services and remotely diagnose problems in POTS lines. Most DSL lines today provide broadband Internet access for residential and business customers, fed from a central or remote office Digital Subscriber Line Access Multiplexer (“DSLAM”) and configured with either a shared POTS voice service or “unbundled” from the voice switch entirely (in the case of a competitive local exchange carriers (“CLECs”) service offering). Our systems can be used to qualify loops for DSL service as well as ongoing maintenance and repair of these “IP” lines. As telecommunications service providers transition their offerings to IP networks and services (voice, video and data), we are in the process of upgrading our test systems to support the testing of these services. POTS lines provide traditional voice service as well as connections for communication devices such as computer modems and fax machines. POTS excludes non-switched and private lines, such as data communications service lines, commonly referred to as “special services.”
An important aspect of efficiently maintaining a telecommunications network is the ability to remotely test, diagnose and locate any service-affecting problems within that network. Our System Test Products are made up of a centralized test operating system integrated into the customers’ repair handling database systems, and remote test hardware located at telephone companies’ central and remote offices. These systems enable local exchange carriers to conduct a full range of fault diagnostics in the “local loop,” the portion of the telephone network that connects end users to the central office. In addition, line test systems provide the capability to remotely qualify, deploy and maintain services such as DSL and Integrated Services Digital Network (“ISDN”) services which are carried over POTS lines. These test systems reduce the time needed to identify and resolve problems, eliminating or reducing the costs of dispatching a technician to the problem site. Most POTS line test systems, however, were designed only for use over copper wire line; as a result, traditional test systems could not access local loops in which fiber-optic technology had been introduced. Our MCU product line, which is used primarily by large domestic carriers, solved this problem, extending LoopCare™ testing from the central office to the fiber-fed remote Digital Loop Carrier (“DLC”) lines by mimicking a digital bypass pair, which is essentially a telephone circuit that connects central test and measurement devices to the copper circuits close to the customer, i.e., “the last mile.”
We believe our DigiTest® system is well positioned for the present and future of telecommunication network testing, combining our line test system with a next generation test platform to provide a complete test system solution for POTS and DSL local loop prequalification and in-service testing.
During 2008, we determined after a thorough strategic review process to reposition the Company with a greater focus on its service assurance offerings. We intend to build upon the strength of our System Test Products, which are at the center of our service assurance offerings, but with a greater emphasis on expanding our service assurance software solutions. Our System Test product software offerings include four separate OSS: LoopCare, 4TEL™, Celerity™, and LTSC™, each having an established installed base. LoopCare is also the primary application for broadband DSL testing and can be architected to overlay 4TEL and LTSC to add this functionality to the existing line test application with the addition of the DigiTest measurement platform. We plan to leverage our incumbencies with our installed base of software customers, and extend testing coverage to next generation network architectures through a new software platform called Stratum™. Stratum’s initial features are based on both existing customer requests for enhanced features and our view of the trends in the market.
With regard to our software development activities during the third quarter, we launched our next generation service assurance platform, Stratum™, at the Broadband World Forum in Paris. Stratum is being introduced to telecom providers to help integrate new IP-based network testing initiatives with existing platforms, thus providing integrated test analysis across a variety of access technologies. Stratum will support multiple data inputs from a customer’s network and test resources, including Tollgrade’s existing 4TEL®, Celerity® and LoopCare™ software platforms and test probes, and perform combinational expert system analysis of faults in the access network to enable more effective dispatching of field resources. It is able to monitor and collect embedded performance and measurement data from network equipment, such as DSLAMs, MSANs, OLTs and ONTs; and from customer premises equipment such as DSL modems, Set Top Boxes and Remote Gateways. Stratum is currently being deployed in customer trials in the United States and South America.
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
Electric Utility Monitoring Products
The Company’s LightHouse™ product line is designed to provide power grid monitoring capabilities to electric utilities. Research and investment throughout 2007 and 2008 enabled the general availability of the first release of the product line during the first quarter of 2009. The test system solution currently consists of line mounted sensors, aggregators, and centralized software providing an end to end solution for power providers to efficiently monitor their overhead distribution circuits in real time. A LightHouse sensor, mounted directly on the electrical conductor, will continuously monitor key circuit parameters and transmit data over a wireless network to a central location, reducing time of detecting a problem on the grid, identifying its location and restoring service. LightHouse is intended to be an innovative means for electric power utilities to deploy technology to provide real-time grid intelligence to detect faults and help minimize the impact of outages while optimizing the utilization of assets. The system is designed to improve the overall efficiency of energy delivery, improve customer satisfaction and improve the financial performance of the electric utilities.
As part of our ongoing strategic review that started in fall 2008 and continued in the third quarter of 2009, we began evaluating the alternatives for this particular product line to determine the fit with our longer term strategic focus. We are exploring a number of alternatives including the sale of the division, possible joint ventures, or a reduction or elimination of the resources dedicated to the product line. Although a final decision has not been made in regards to the future of this product line, we intend to reach a final decision on a path forward by the end of 2009.
Our Customers
Our customers include the top telecom providers and numerous independent telecom and broadband providers around the world. Our primary customers for our telco products and services are large domestic and European telecommunications service providers. We track our telco sales by two large customer groups, the first of which includes AT&T, Verizon and Qwest (referred to herein as large domestic carriers), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”).
For the third quarter of 2009, sales to the large domestic customers accounted for approximately 33% of our total revenue, compared to approximately 46% of total revenue for the third quarter of 2008. Sales to our largest customer, AT&T, comprised approximately 17% of our total revenue for the third quarter of 2009, compared to 33% of our total revenue for the third quarter of 2008. Sales in the third quarter of 2009 and 2008 to the European Telcos accounted for approximately 17% and 23% respectively, of total revenue.
In the second quarter of 2009, we entered into a multi-year managed services contract with a large global network equipment provider to provide customer support and engineering services. For the third quarter of 2009, sales to this customer were $1.9 million, or approximately 17% of total revenue.

As of September 26, 2009, the Company had approximately $4.5 million of accounts receivable with four customers, each of which individually exceeded 10% of our September 26, 2009 receivable balances. As of December 31, 2008, the Company had approximately $4.5 million of accounts receivable with three customers, each of which individually exceeded 10% of our December 31, 2008 receivable balances.
For the nine months ended September 26, 2009 and September 27, 2008, sales to the large domestic customers accounted for approximately 40% and 36%, respectively, of our total revenue. Sales to AT&T comprised approximately 22% and 24% of our total revenue for the nine months ended September 26, 2009 and September 27, 2008, respectively. Sales for the nine months ended September 26, 2009 and September 27, 2008 to the European Telcos accounted for approximately 21% and 44% of total revenue, respectively. For the nine months ended September 26, 2009, managed service sales to a large global network equipment provider were $3.5 million accounting for approximately 11% of total revenue.
Backlog
Our order backlog for firm customer purchase orders, software maintenance contracts and managed services contracts was $16.3 million as of September 26, 2009, compared to a backlog of $15.1 million as of December 31, 2008. The backlog at September 26, 2009 and December 31, 2008 included approximately $7.2 million and $12.0 million, respectively, related to software maintenance contracts, which is primarily earned and recognized as income on a straight-line basis during the remaining terms of these agreements. The decline in software maintenance backlog is associated with three individual customer contracts. Because two of the contracts are up for renewal at the end of 2009, the backlog at September 26, 2009 only includes one quarter from each of these contracts in the total amount. The third customer contract expired in June of 2009 and, although this contract was renewed shortly after the end of the third quarter 2009 for an additional one year period, backlog at September 26, 2009 does not include revenue from this contract. On a sequential basis, backlog decreased to $16.3 million at September 26, 2009 from $17.7 million at June 27, 2009. We expect that approximately 28% of the current total backlog will be recognized as revenue in the fourth quarter 2009. We are currently in discussions with certain large domestic and international customers to finalize agreements to renew their expiring multi-year software maintenance contracts, and we are also pursuing opportunities to bolster our managed service revenues.
RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS
THREE MONTHS ENDED SEPTEMBER 26, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 2008
Revenues
Our revenues for the third quarter of 2009 were $11.3 million compared to revenues of $12.9 million for the third quarter of 2008.
Product revenue consists of sales of our system test products as well as sales of our traditional MCU product line. Product revenues were approximately $5.0 million or 44.2% of total third quarter revenues compared to $7.4 million or 57.5% of the total third quarter revenue for 2008. Overall, our third quarter 2009 product revenues decreased by approximately $2.4 million or 32.4% compared to the same period in the prior year. The decrease is primarily attributable to our legacy MCU product line which had sales of approximately $1.1 million during the third quarter of 2009, a decrease of $2.1 million compared to sales of $3.2 million in the same prior period. Although we expect continued sales of this product line into the foreseeable future, this is a mature product line with sales that do fluctuate based on an unpredictable demand, but we believe this product lines sales will continue to decline over time. In addition to the decline of our MCU revenue, sales of the our system test products were down slightly to $3.9 million in the third quarter of 2009, a decrease of $0.3 million, compared to sales of $4.2 million in the third quarter of 2008. System test products revenue includes sales of DigiTest products including DigiTest ICE™, LDU™ and N(x)Test™ test probe hardware products as well as custom software applications and licenses. Third quarter 2009 sales of system test hardware products were lower largely as a result of declines in software applications revenue.
Services revenue consists of software maintenance and managed services agreements and installation oversight and product management services provided to customers. Services revenue was approximately $6.3 million or 55.7% of total third quarter of 2009 revenues compared to $5.5 million or 42.5% of the total third quarter revenue for 2008 Overall, our third quarter 2009 service revenue increased by approximately $0.8 million or 15.1% compared to the same period in the prior year. The increase was primarily attributable to a multi-year managed services agreement that we completed during the second quarter 2009 that added approximately $1.9 million in new revenue during the third quarter of 2009. The increase was offset, in part, by the lack of a signed software maintenance agreement with a large international customer, lower repairs revenue and the effect of changes in foreign exchange rates.
Gross Profit
Gross profit for the third quarter of 2009 was $2.2 million compared to $7.1 million in the third quarter of 2008. As a percentage of sales, our third quarter 2009 gross margin was 49.4% for our product sales and 66.1% for our service sales compared to 61.9% for our product sales and 59.7% of our service sales during the same 2008 period. The decrease in our product sales margins relates to a change in product mix from higher margin hardware units sold during the third quarter of 2008 as well as lower volumes of software applications revenue. Additionally, lower overall product sales volumes contributed to the decline in product sales margins as there was less volume to absorb fixed overhead costs. The increase in our services sales margins relates primarily to the reduction in workforce that occurred during the first quarter of 2009.
As a percentage of sales, gross profit for the third quarter of 2009 was 19.7% versus 55.0% for the third quarter of 2008. Included in 2009 gross profit is a $3.1 million reserve for obsolete and slow-moving inventory, a $0.5 million severance charge related to our planned workforce reduction, and an intangible asset impairment charge that was related, in part, to the write-down of certain inventory items that were included as part of our overall inventory write-down.
Selling and Marketing Expense
Selling and marketing expense was $1.6 million in the third quarter of 2009 which is consistent with the third quarter of 2008. This expense consists primarily of payroll and employee benefit related costs, consulting, advertising and promotional expenses as well as travel related costs. As a percentage of revenues, selling and marketing expenses increased to 13.8% in the third quarter of 2009 from 12.4% in the third quarter of 2008.
General and Administrative Expense
General and administrative expenses for the third quarter of 2009 were $4.1 million compared to $2.2 million in the third quarter of 2008, an increase of $1.9 million or 86.4%. General and administrative expenses normally consist of payroll and employee benefit related costs, insurance expense and professional services and legal fees. However, during the third quarter of 2009, these expenses also included a $1.1 million bad debt expense related to one of our large international contracts whose collectability management has deemed to be uncertain, proxy contest expenses related to the election of directors that approximated $0.4 million, $0.1 million in additional professional and legal fees related to a potential acquisition that was not pursued beyond the due diligence stage and $0.1 million related to an employee relocation. As a percentage of revenues, general and administrative expenses increased to 36.3% in the third quarter of 2009 from 17.1% in the third quarter of 2008 primarily as a result of the charges mentioned above.
Research and Development Expense
Research and development expense, which consists primarily of payroll and benefit related costs, associated with ongoing customer support, decreased $0.2 million, or 6.4%, to $2.4 million in the third quarter of 2009. The third quarter 2009 decline is primarily attributable to cost control efforts and the effect of changes in foreign currency exchange rates. As a percentage of revenues, research and development expense for the third quarter of 2009 increased slightly to 20.8% compared to 19.5% for the third quarter of 2008.
Severance Expense
During the third quarter of 2009, we developed a plan to reduce and restructure our workforce across all levels of the organization in an effort to reduce costs and to better align our human resources to match our ongoing revenue streams. The total severance charge associated with this action was $1.4 million of which $0.5 million was noted above and recorded as part of cost of sales and $0.9 million was recorded as an operating expense. In addition, the Company also incurred a third quarter 2009 charge of $0.2 million related to the settlement of contractual obligations incurred in connection with the departure of our former chief financial officer.
Other Impairments
During the third quarter of 2009, we recorded other impairment charges of approximately $0.3 million. Included in this charge is approximately $0.2 million related to the write-off of certain obsolete software licenses as well as the write-down of a Company owned investment by approximately $0.1 million.

Other Income
Other income for the third quarter of 2009 was less then $0.1 million compared to $0.3 million for the third quarter of 2008. Other income, which is due primarily to interest earnings on cash and cash equivalents and short-term investments, decreased in the third quarter 2009 compared to the third quarter 2008 due to declines in prevailing interest rates.
Income Taxes
We recorded an income tax benefit of $0.1 million during the third quarter of 2009 compared to an income tax expense of $0.2 million in the third quarter of 2008. The income tax benefit recorded in the third quarter of 2009 primarily relates to adjustments from revising our foreign source projected income estimates in certain countries while the same third quarter 2008 income tax expense was primarily related to foreign income tax obligations generated by profitable operations in foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions.
We continue to record a valuation allowance against U.S. federal, state and certain foreign net operating losses from continuing and discontinued operations incurred in the third quarter of 2009 as the tax benefit generated from those losses was deemed to be likely unrealizable in future periods. The effective tax rate on the loss from continuing operations decreased to 1.1% for the third quarter 2009 from 26.4% for the third quarter 2008.
Loss from Continuing Operations and Loss Per Share from Continuing Operations
Our loss for the third quarter of 2009 increased $7.9 million to a net loss of $7.1 million compared to a net income of $0.8 million for the third quarter 2008, primarily as a result of the reasons stated above. For the third quarter of 2009, the Company incurred a basic and diluted loss from continuing operations per common share of ($0.56), compared to income of $0.06 per basic and diluted common share recorded in the third quarter of 2008. Basic and diluted weighted average common and common equivalent shares outstanding were 12.7 million for the third quarter of 2009.
NINE MONTHS ENDED SEPTEMBER 26, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27, 2008
Revenues
Our revenues for the nine months ended September 26, 2009 were $32.3 million compared to revenues of $36.2 million for the nine months ended September 27, 2008.
Product revenue consists of sales of our system test products as well as sales of our traditional MCU product line. Product revenues were approximately $15.0 million or 46.4% of total nine month revenues compared to $19.4 million or 53.6% of the total nine month revenue for 2008. Overall, our nine month 2009 product revenues decreased by approximately $4.4 million or 22.8% compared to the same period in the prior year. The decrease is primarily attributable decreased sales volumes of our system test products revenue and our MCU product lines. Sales of our system test products were $10.9 million during the first nine months of 2009, a decrease of $3.2 million, compared to sales of $14.1 million during the first nine months of 2008. System test products revenue includes sales of

DigiTest products including DigiTest ICE™, LDU™ and N(x)Test™ test probe hardware products as well as custom software applications and licenses. Nine month 2009 sales of system test hardware products were lower largely than the same 2008 period largely as a result of the completion of multiple major international hardware contracts in 2008.
In addition, our legacy MCU product line revenue decreased by $1.2 million as we had sales of approximately $4.1 million during the first nine months of 2009 compared to sales of $5.3 million in the same prior period. Although we expect continued sales of this product line into the foreseeable future, this is a mature product line with sales that do fluctuate based on an unpredictable demand, but we believe this product line’s sales will continue to decline over time.
Services revenue consists of software maintenance and managed services agreements and installation oversight and product management services provided to customers. Services revenue were $17.3 million or 53.6% of total nine month 2009 revenues compared to $16.8 million or 46.4% of the total nine month revenue for 2008 Overall, our nine month 2009 service revenue increased by approximately $0.5 million or 3.1% compared to the same period in the prior year. The increase is primarily attributable to a new multi-year managed services agreement that we completed during the second quarter 2009 that has added approximately $3.5 million in new revenue in 2009. This increase was offset, in part, by declines in service revenues from existing product lines, in particular, the consolidation of certain LoopCare software maintenance contracts and lower repair revenues and foreign exchange rate declines as the strength of the dollar fell in 2009 compared to the same period in 2008.
Gross Profit
Gross profit for the first nine months of 2009 was $12.7 million compared to $18.3 million in the same period of the prior year. As a percentage of sales, our nine month 2009 gross margin was 46.0 % for our product sales and 68.2% for our service sales compared to 55.7% for our product sales and 64.1% of our service sales during the same 2008 period. The decrease in our product sales margins relates to a change in product mix from higher margin hardware units sold during the nine months ended September 27, 2008 as well as the adverse impact of a stronger United States of America dollar during 2009. Additionally, lower overall product sales volumes contributed to the decline in product sales margins as there was less volume to absorb fixed overhead costs. The increase in our services sales margins relates primarily to the reduction in workforce that occurred during the first quarter of 2009.
As a percentage of sales, our overall gross profit for the nine month period ending September 26, 2009 was 39.4% versus 50.5% for the same period in 2008. Included in our 2009 gross profit is a $3.1 million reserve for obsolete and slow-moving inventory, a $0.8 million charge related to our planned workforce reduction, and an impairment charge related primarily to the write-down of an intangible asset that related to our inventory write-down. For the same period in 2008, we incurred an inventory reserve of approximately $0.8 million and impairment charge of approximately $0.2 million
Selling and Marketing Expense
Selling and marketing expense was $4.9 million over the first nine months of 2009 compared to $5.3 million of expense incurred in the same 2008 time period, a decrease of $0.4 million or 8.2% . The decrease is primarily related to approximately $0.3 million of consultancy savings that was incurred in 2008, but not 2009. Overall selling and marketing expense consists primarily of payroll and employee benefit related costs, consulting, advertising and promotional expenses as well as travel related costs. As a percentage of revenues, selling and marketing expenses increased slightly to 15.0% during the first nine months of 2009 compared to 14.6% for the same 2008 period.
General and Administrative Expense
General and administrative expenses for the first nine months of 2009 was approximately $9.5 million compared to $7.0 million during the same prior period in 2008, an increase of $2.5 million or 36.0%. General and administrative expenses normally consist of payroll and employee benefit related costs, insurance expense and professional services and legal fees. However, during the third quarter of 2009, these expenses included a $1.1 million bad debt expense related to one of our large international contracts whose collectability management has deemed to be uncertain. In addition, during the first nine months of 2009, we incurred legal and professional service fees of approximately $0.7 million in connection with the contested election of directors, $0.6 million in professional and legal fees related to potential acquisition candidates that were not pursued beyond the due diligence stage and $0.1 million related to an employee relocation. As a percentage of revenues, general and administrative expenses increased to 29.5% during the first nine months of 2009 from 19.3% during the same 2008 period, primarily as a result of the charges mentioned above.
Research and Development Expense
Research and development expense, which includes costs, associated with ongoing customer support and consists primarily of payroll and benefit related costs, decreased $1.3 million, or 15.9%, to $6.8 million during the first nine months of 2009. The nine month 2009 decline is primarily attributable to a reduction in workforce during 2008. As a percentage of revenues, research and development expense for the first nine months of 2009 decreased slightly to 21.0% compared to 22.3% for the same 2008 period.
Severance Expense
During the third quarter of 2009, we developed a plan to significantly reduce and restructure our workforce across all levels of the organization in an effort to reduce costs and to better align our human resources to match ongoing revenue streams. The total severance charge associated with this action was $1.4 million of which $0.5 million was noted above and recorded as part of cost of sales and $0.9 million was recorded as an operating expense. In addition, we also incurred a third quarter 2009 charge of $0.2 million related to the settlement of contractual obligations with the departure of our former chief financial officer.
During the first and second quarter of 2009, we implemented certain initiatives aimed at increasing efficiency and decreasing costs which included reductions in our professional services, operations and marketing staff. Severance expenses associated with this action was $0.4 million.
In total for the nine month period ended September 26, 2009, severance charges amounted to $2.0 million compared to $0.5 million in the nine month period ended September 27, 2008.

Other Impairments
During the nine month period ended September 26, 2009, we recorded other impairment charges of approximately $0.3 million. Included in this charge is approximately $0.2 million related to the write-off of certain obsolete software licenses as well as the write-down of a Company-owned investment by approximately $0.1 million.
Other Income
Other income for the nine months ended September 26, 2009 was $0.6 million compared to $1.1 million for the nine months ended September 27, 2008. Other income, which is due primarily to interest earnings on cash and cash equivalents and short-term investments, decreased for the nine months ended September 26, 2009 due to declines in prevailing interest rates.
Income Taxes
Income taxes for the nine months ended September 26, 2009 were $0.2 million compared to $.9 million for the same 2008 period. The income tax expense for both nine month periods primarily relates to foreign income tax obligations generated by profitable operations in certain foreign jurisdictions. We continue to record a valuation allowance against U.S. federal, state and certain foreign net operating losses from continuing and discontinued operations incurred in the nine months ended September 26, 2009 as the tax benefit generated from those losses was deemed to be likely unrealizable in future periods. The effective tax rate on the loss from continuing operations decreased to 2.3% for the nine months ended September 26, 2009 from 62.5% for the nine months ended September 27, 2008.
Loss from Continuing Operations and Loss Per Share from Continuing Operations
Our loss for the nine months ended September 26, 2009 increased $7.2 million or 298.5% to net loss of $9.6 million compared to a net loss of $2.4 million for the nine months ended September 27, 2008 primarily for the reasons stated above. For the nine months ended September 26, 2009, our basic and diluted loss from continuing operations per common share was ($0.76), compared to a loss of ($0.18) per basic and diluted common share recorded in the nine months ended September 27, 2008. Basic and diluted weighted average common and common equivalent shares outstanding were 12.7 million for the nine months ended September 26, 2009.
LIQUIDITY AND CAPITAL RESOURCES
We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows and cash on our balance sheet. In addition, there are no material restrictions on the ability to transfer and remit funds among our international affiliated companies. We believe we have sufficient cash balances to meet our cash flow requirements and growth objectives over the next twelve months.
We had working capital of $69.6 million at September 26, 2009, a decrease of $5.9 million from $75.5 million of working capital as of December 31, 2008. The decrease in working capital was due primarily to the decrease in receivables as a result of improved collection efforts and the reserve of

$1.1 million related to a foreign receivable we deemed uncollectable, a $3.1 million reserve for obsolete and slow-moving inventory, an accrual of $1.6 million related to severance charges due to our planned workforce reduction and lower payable balances offset by cash received from the sale of one of our product lines. As of September 26, 2009, we had approximately $65.4 million in cash, cash equivalent and short term investments, which are available for corporate purposes, including acquisitions and other general working capital requirements.
Net cash provided by operating activities for the nine months ended September 26, 2009 was $2.1 million compared to net cash provided of $3.9 million for the same period in the prior year. The change in net cash provided by operating activities is largely attributable to less cash usage as a result of cost saving initiatives as well as changes in certain working capital items.
Cash provided by investing activities was $4.4 million for the nine months ended September 26, 2009 compared to cash used in investing activities of $0.7 million for the nine months ended September 27, 2008. The cash provided for the nine months ended September 26, 2009 was primarily due to the proceeds from the sale of the cable product line and the redemption of short-term investments.
We are party with a bank to a three-year $25.0 million Unsecured Revolving Credit Facility (the “Facility”), which includes a $2.0 million letter of credit sub-facility, expiring on December 19, 2009. In accordance with the terms of the Facility, the proceeds must be used for general corporate purposes, working capital needs, and in connection with certain acquisitions, as defined. The Facility contains certain standard covenants with which the Company must comply, including a minimum fixed charge coverage ratio, a minimum defined level of tangible net worth and a restriction on the amount of capital expenditures that can be made on an annual basis, among others. Our borrowings are limited by the calculation of our maximum leverage ratio, which is calculated on a quarterly basis. Interest is payable on any revolving credit amounts utilized under the Facility at prime, or the prevailing Euro rate plus 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA. Letter of credit fees are payable on letters of credit outstanding quarterly at the rate of 0.75% to 1.5% depending on the ratio of consolidated total indebtedness of the Borrower and its subsidiaries to consolidated EBITDA, and annually at the rate of 1/8% beginning with letter of credit issuance. Commitment fees are payable quarterly at the rate of 0.25% per annum on the average unused commitment. As of September 26, 2009 and currently, there are no outstanding borrowings under the Facility, and we are in compliance with all debt covenants. We do not anticipate any short-term borrowings for working capital as we believe our cash reserves and internally generated funds will be sufficient to sustain working capital requirements for the foreseeable future. As of the date of this report, we are working with the bank on a new credit facility which should be in place prior to the December 19, 2009 expiration date.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
We lease office space and equipment under agreements which are accounted for as operating leases. During the third quarter 2009, the office lease for our Cheswick, Pennsylvania facility was extended and now expires on March 31, 2011. The lease for our Piscataway, New Jersey location expires on April 30, 2012. As a result of the Broadband Test Division acquisition, we have leases in Bracknell, United Kingdom; Kontich, Belgium; and Wuppertal, Germany, which expire on December 24, 2012, April 1, 2012, and January 31, 2010, respectively. We are also involved in various month-to-month leases for research and development and office equipment at all five locations. In addition, one of the office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments; however, none of these commitments are material.
Included in the commitment schedule below are certain pension obligations. As a result of our acquisition of the Broadband Test Division, we assumed a defined benefit pension plan for three employees based in our German location. The total pension obligation as of September 26, 2009 was approximately $1.0 million. The increase in pension obligation from December 31, 2008 through September 26, 2009 primarily relates to increases in the Company’s benefit obligation due to increases in the related employees’ years of service.
Minimum annual future commitments as of September 26, 2009 are (in thousands):

Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter

Operating Lease Obligations	$1,999	$238	$916	$561	$284	$—	$—

Purchase Obligations	380	368	12	—	—	—	—

FIN 48 Obligations	692	—	692	—	—	—	—

Total	$3,071	$606	$1,620	$561	$284	$—	$—

The lease expense for the three and nine month periods ended September 26, 2009 was $0.2 million and $0.6 million, respectively. The lease expense for the three and nine month periods ended September 27, 2008 was $0.2 and $0.8 million, respectively.
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

A summary of the Company’s significant accounting policies and application of these policies are included in the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company’s operating results and financial condition. There were no changes to our critical accounting policies during the third quarter of 2009.
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
Item 4. CONTROLS AND PROCEDURES
The Chief Executive Officer and the interim Chief Financial Officer and Treasurer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the interim Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 26, 2009 that have materially affected or are reasonably likely to materially affect these controls.
PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, we wish to caution each reader of this Form 10-Q to carefully consider the factors discussed in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (our “2008 Form 10-K”) and in our subsequently filed Quarterly Reports on Form 10-Q for the first and second quarters of 2009, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2008 Form 10-K and our subsequently filed Reports on Form 10-Q.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On August 5, 2009, we held our annual shareholders meeting. At the meeting, shareholders voted upon the following three proposals:
Election of Directors

Nominee for Director	For	Withheld
Joseph A. Ferrara	11,262,566	71,987
Charles E. Hoffman	11,260,797	73,956
Jeffrey M. Solomon	8,014,525	49,900
Edward B. Meyercord III	8,013,492	50,933
Scott C. Chandler	5,195,952	2,867,073
Brian C. Mullins	3,214,325	56,203
James J. Barnes	2,612,270	658,058
David S. Egan	2,608,110	663,618
Messrs. Ferrara, Hoffman, Solomon, Meyercord and Chandler were elected to the Board of Directors for one year terms to expire at the annual meeting of shareholders in 2010 and in each case until his successor is elected and qualified. The terms of Directors Richard H. Heibel, Edward Kennedy and Robert W. Kampmeinert continued after the meeting and will expire at the annual meeting of shareholders in 2010 and in each case until his successor is elected and qualified.
Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009

For	Against	Abstain
11,205,194	116,366	13,193
The appointment was ratified.
Approval of an Amendment to the Company’s 2006 Long-Term Incentive Compensation Plan, as amended and restated, to increase the number of authorized shares issuable thereunder by 1,500,000 shares:

For	Against	Abstain
8,342,499	1,423,472	1,568,782
The amendment was approved.

Item 6. EXHIBITS
(a)	Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1
Agreement dated September 17, 2009 by and between Tollgrade Communications, Inc. and Gary W. Bogatay, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2009)

10.2
Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan, as amended and restated on August 5, 2009 (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 2, 2009)

10.3	Summary of Compensation Program for Non-Employee Directors, adopted October 19, 2009, filed herewith

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.
™LoopCare is a trademark of Tollgrade Communications, Inc.
™ICE is a trademark of Tollgrade Communications, Inc.
™N(x)Test is a trademark of Tollgrade Communications, Inc.
™LTSC is a trademark of Tollgrade Communications, Inc.
™Stratum is a trademark of Tollgrade Communications, Inc.
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
Dated: November 3, 2009
/s/ Joseph A. Ferrara
Joseph A. Ferrara
Chairman, Chief Executive Officer and President

Dated: November 3, 2009

/s/ Michael D. Bornak
Interim Chief Financial Officer and
Treasurer

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1
Agreement dated September 17, 2009 by and between Tollgrade Communications, Inc. and Gary W. Bogatay, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2009)

10.2
Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan, as amended and restated on August 5, 2009 (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on November 2, 2009)

10.3	Summary of Compensation Program for Non-Employee Directors, adopted October 19, 2009, filed herewith

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.