Form 10-K
period 2009-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2010-03-10
CIK 1002531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting Common Stock of the registrant held by non-affiliates of the registrant, calculated based on the closing price as of June 26, 2009 on the NASDAQ Global Select Market, was approximately $73 million.
As of February 28, 2010, the registrant had outstanding 12,637,431 shares of its Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into which
Document	Document is incorporated

Portions of the Proxy Statement to be distributed in connection with the 2010 Annual Meeting of Shareholders	III

PART I
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Annual Report on Form 10-K of Tollgrade Communications, Inc. (“Tollgrade,” the “Company,” “us,” or “we”), including, but not limited to the statements contained in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements contained in other reports that we have filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, the effect of the current economic recession on our customers and our ability to reposition the Company with a greater focus on our service assurance testing offerings to the telecommunications market, the effect of unfavorable exchange rate fluctuations, possible delays in or the inability to extend, complete, negotiate and execute purchase, service and maintenance agreements with new or existing customers, changes in exchange rates of foreign currencies in which we transact business relative to the U.S. dollar; the ability of the Company to realize the benefits of its strategic revenue and cost initiatives due to unforeseen delays, changes in its markets or other factors, and the risk that these initiatives will not promote revenue growth or restore profitability in the timeframe anticipated by the Company, new product initiatives will not realize revenues or be market accepted such as Stratum™, our new test management operating support system, and our LightHouse™ products targeted at the electric utility market, the ability to complete sales, project delays or cancellations, political instability, inability to obtain proper acceptances or other unforeseen obstacles or delays, projected cash flows which are used in the valuation of intangible assets, our ability to utilize current deferred and refundable tax assets, service opportunities offered to customers, the potential loss of certain customers, the timing of orders from customers, including the timing of international sales, the effect of consolidations in the markets to which Tollgrade sells, the effects of the economic slowdown in the telecommunications industry specifically and the U.S. market and the jurisdictions where we generally transact business, the possibility of future provisions for slow moving inventory, the effect on earnings and cash flows or changes in interest rates, and changes in technology that have impacted our customers’ product needs and spending. We do not undertake any obligation to publicly update any forward-looking statements.
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
Tollgrade designs, engineers, markets and supports test system and status monitoring hardware and software products for the telecommunications industry in the United States and international markets. Our products enable telecommunications service providers to remotely diagnose problems in Digital Subscriber Lines (“DSL”) and Plain Old Telephone Service (“POTS”) lines in Public Switched Telephone Network (“PSTN”), and broadband and Internet Protocol (“IP”) networks. By coupling our hardware and software offerings together, we provide proactive, centralized test solutions for our customers.
Our primary product offerings include the DigiTest® and LDU™ measurement hardware and LoopCare™ and 4TEL® centralized test software. These products enable local exchange carriers to conduct a full range of measurement and fault diagnosis for efficient dispatch of field staff to maintain and repair POTS and/or DSL services, along with the ability to pre-qualify and provide broadband DSL services offerings. We also sell and support proprietary test access products, such as the MCU®, which extends line test capabilities to remote sites that are connected by fiber from the central office.
Our services and managed services business includes software maintenance and support for our operating systems, along with hardware maintenance for our test probes, and our professional services, which are designed to ensure that all of the components of our customers test systems operate properly. In addition, in 2009, we expanded our service capabilities to include managed services, offering those services to both our traditional telecommunications service provider customers and our telecommunications network equipment provider customers. In April 2009, we secured a managed services project with Ericsson, Inc. (“Ericsson”), a large global network equipment provider, to provide customer support and engineering services. We also provide managed services capabilities as part of a number of our software maintenance contracts to our telecommunications customers.
Since 2001, we have made several acquisitions allowing us to consolidate our positions in the telecommunications line test markets. These acquisitions included the LoopCare product line from Lucent Technologies, Inc. in 2001, our N(x)Test™ product line and other assets associated with the Line Test Business of Emerson Network Power Energy Systems, North America, Inc. in 2006, and the assets of the Broadband Test Division (“BTD”) of Teradyne, Inc., including the 4TEL, Celerity® and LDU products in 2007. Most recently, in April 2009, we acquired certain assets from Ericsson in connection with entering into our managed services agreement. Through these acquisitions, we significantly expanded our product and service offerings along with our customer base, particularly our international customer base through the Teradyne and Emerson product line acquisitions.
During 2009, we sold our cable product line (now shown as discontinued operations), consistent with our focus on our core telecommunications markets and customers and our refocused growth strategy.
We were incorporated in Pennsylvania in 1986, and began operations in 1988. Our principal offices are located at 493 Nixon Road, Cheswick, Pennsylvania 15024 and our telephone number is (412) 820-1400.
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
Products and Services
Telecommunications Test and Measurement Products
Our proprietary telecommunications test and measurement products, which include our Systems Test and MCU products, enable telephone companies to qualify and troubleshoot broadband DSL and IP services and remotely diagnose problems in POTS lines. Most DSL lines today provide broadband Internet access for residential and business customers, fed from a central or remote office Digital Subscriber Line Access Multiplexer (DSLAM) or Multi-Service Access Node (MSAN). Our systems can be used to qualify loops for DSL service as well as ongoing maintenance and repair of the access lines. As telecommunications service providers move to all IP networks and services (voice, video and data), we have introduced products over time to enable IP services testing. At the end of 2009, we introduced additional products to test and monitor voice over IP (VoIP), video over IP (IPTV), and mobile voice services through third party original equipment manufacturer (“OEM”) agreements.
An important aspect of efficiently maintaining a telecommunications network is the ability to remotely test, diagnose and locate any service-affecting problems within that network. Our Systems Test Products are made up of a centralized test operating system integrated into the customers’ repair handling database systems, and test hardware located at telephone companies’ central and remote offices. These systems enable a full range of fault diagnostics in the access network, the portion of the telephone network that connects end users to the central office or remote cabinet. In addition, line test systems provide the capability to remotely qualify, deploy and maintain DSL services which are carried over copper lines. These test systems reduce the time needed to identify and resolve problems, eliminating or reducing the costs of dispatching a technician to the problem site.
Most line test systems, however, were designed only for use over copper lines; as a result, traditional test systems could not access local loops in which fiber optic technology had been introduced. Our MCU product line, which is used primarily by large domestic carriers, solved this problem by extending line test capabilities from the central office to the fiber-fed remote Digital Loop Carrier (“DLC”) lines by mimicking a digital bypass pair, which is essentially a telephone circuit that connects central test and measurement devices to the copper circuits close to the customer.

Systems Test Products
Our Systems Test Products include the DigiTest product family, which includes our LoopCare software and DigiTest ICE™, DigiTest EDGE® and DigiTest HUB™ hardware. Our Test Products perform physical and logical measurements to verify the connection performance of lines and circuits and reports those measurements to our LoopCare operating support systems (“OSS”). LoopCare, in turn, analyzes that measurement data and creates an easy-to-understand fault description. At the same time, LoopCare can automatically dispatch a technician to a work center in order to fix the problem. LoopCare and the DigiTest hardware are also used to pre-qualify, verify installation, and remotely isolate troubles for various DSL services, including testing the logical layers to verify modem synchronization “in” to the DSLAM or “out” to the customer. The DigiTest product family can also serve as a replacement for aging Loop Test System (“LTS”) equipment deployed in current domestic networks.
DigiTest ICE, our latest IP Service Assurance Test Probe, is aimed at testing Triple Play voice, video and data services over emerging fiber to the curb or cabinet broadband access networks. Because these remote sites have a lower line count, they require cost optimized test probes and greater IP test capabilities to fulfill the requirements of triple play testing. DigiTest ICE provides both metallic and multi-layered testing to help service providers install and maintain triple play services. With DigiTest ICE, the customer will be able to quickly isolate VoIP, IPTV and high speed Internet access issues, verify their network performance, and synch with broadband equipment to validate connectivity and throughput. Coupled with our centralized software platforms, DigiTest ICE provides a comprehensive broadband test and dispatch solution.
Our Systems Test Products also include 4TEL and Celerity software products working with LDU hardware test probes. These products perform similar line test functions and test measurements as our other Systems Test Products, but have been optimized for operation in the international markets, and have extensive deployment in Europe, covering over 100 million access lines. The 4TEL and LDU products have also been deployed on a more targeted basis in North America, as well as in international markets outside of Europe.
During 2009, we began to reposition ourselves with a greater focus on our service assurance product offerings. We are building upon the strength of our Systems Test Products, which are at the center of our service assurance offerings, but with a greater emphasis on expanding our service assurance software solutions. Our Systems Test Product software offerings include LoopCare, 4TEL, Celerity, and LTSC™ OSS. Each of our OSS has an established installed base of customers. In September 2009, we introduced our new test management OSS, Stratum™. Stratum’s initial features are based on both existing customer requests for enhanced features and our view of the trends in the marketplace. We plan to leverage our incumbent position with our installed base of customers and extend testing coverage to next generation network architectures with Stratum. Stratum includes several new software test and probe capabilities that we believe will enhance the benefits of our solutions for existing and new customers. Based on International Telecommunication Union (ITU) standards, Stratum has software to drive metallic tests on embedded subscriber line interface circuits (SLIC) in remote DSLAMS for next generation networks. Stratum incorporates interfaces to capture management information base (MIB) status and alarms from deployed access network elements from multiple network equipment vendors, and provides backwards compatibility with our LoopCare and 4TEL systems. Stratum aggregates the data from the different sources and provides an integrated analysis of the data in fault location, including a more accurate identification and dispatch recommendation than the individual results alone.
We have OEM software licensing and technology licensing agreements in place for offerings in our telecommunications product portfolio. More recently, we signed an OEM agreement with Mariner Partners, Inc. in December 2009 to customize a version of their xVu™ IPTV quality of experience product line which will be incorporated into Stratum.
In October 2009, we signed an agreement with Accanto Systems, SRL to provide mobile and VoIP protocol analyzers under the Tollgrade brand name. The agreement enables us to sell the Accanto protocol analyzer probes, and OSS platforms with exclusivity in certain territories. The protocol probes monitor signaling protocols and network traffic, allowing rapid resolution of difficult network and equipment problems.
We purchased a card for our DigiTest EDGE product and an access device for the DigiTest product line through OEM agreements. We are also a party to a number of third party software license agreements that allow us to incorporate third party software products and features into our LoopCare, 4TEL and Celerity software. We have licensing arrangements with Aware, Inc. for certain technology related to our DigiTest products. We have also entered into a license agreement with Green Hills Software, Inc. for certain technology related to our DigiTest ICE product.
We market and sell our Systems Test Products primarily through our direct sales force as well as through certain reseller and distributor agreements. Sales of the DigiTest Product line (including related software sales) accounted for approximately 31%, 37% and 46% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

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
We market and sell our MCU products directly to customers as well as through certain OEM agreements. We have certain royalty-based license agreements in place to enable us to maintain capability with specific DLC systems. We paid royalties under these agreements in the amounts of $0.2 million, $0.4 million and $0.6 million during the years ended December 31, 2009, 2008 and 2007, respectively.
Sales of MCU products and related hardware accounted for approximately 13%, 18% and 24% of our revenue for the years ended December 31, 2009, 2008 and 2007, respectively.
Services and Managed Services
Our service offerings include three primary areas, including software maintenance and support for our OSS offerings and hardware maintenance for the test probes, professional services, and managed services. Our software and hardware support services are designed to ensure that all of the components of our customers’ test systems operate properly. The primary customers for our software and hardware support services are the large domestic and international service providers. We also offer professional services, such as installation, commissioning, and training to these same customers. Most of our support services are provided through yearly or multi-year service agreements, and can cover both software and hardware maintenance for our products.
Including software maintenance and support, services revenue accounted for approximately 56%, 45% and 30% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Historically, our services business was comprised of the more traditional POTS-based testability services, and the revenue stream was largely project-based and as such, difficult to predict. During the last few years, our services business has moved toward more contract-based software maintenance services, the revenue from which is more predictable. We expect our service business to continue to comprise a large percentage of our revenue in the future.
On April 15, 2009, we entered into a multi-year managed services agreement with Ericsson, pursuant to which we will provide customer support and engineering services. We entered into this four year agreement as part of our continued strategic focus to grow our services business. In 2009, revenues from this contract were approximately $5.1 million or approximately 11% of our total revenues. Managed services are an area of potential growth for us. We are focused on expanding our managed services business with both our telecommunications customers as well as larger network equipment and managed service providers.
Electric Utility Monitoring Products
In 2008, we launched a new product development effort, our LightHouse product line, which is designed to provide power grid monitoring capabilities to the electric utility market. Research and investment, which began in 2007 and continued into 2009, enabled the general availability of the first release of the product line during the first quarter of 2009. The test system solution currently consists of line mounted sensors, aggregators, and centralized software providing an end to end solution for power providers to efficiently monitor their overhead distribution circuits in real time. The system is designed to improve the overall efficiency of energy delivery, improve customer satisfaction and improve the financial performance of the electric power utilities.
The market for power grid monitoring has been slower to evolve than we originally projected and to date, our efforts in the monitoring segment of the market have not produced the results we anticipated. As a result, we reviewed the strategic alternatives for our LightHouse product activities in late 2009 and early 2010. After this review, we determined that the best course of action was to continue our efforts and focus on an expanded trial we have with a major US utility company.
Operating Segment
We have determined that our business has one operating segment, test assurance. All product and service sales relate to the business of testing infrastructure and networks for the telecommunications industry. Our products have similar production processes, and are sold through comparable distribution channels and means to similar types and classes of customers already in, or entering into, the telecommunications businesses. Operating results are regularly reviewed by our chief operating decision maker regarding decisions about the allocation of resources and to assess performance.
Research and Development
Our research and development activities are focused on improving our existing telecommunications product lines, investing in growth opportunities in the Telecommunications Service Assurance market, and leveraging our technology strengths in test and measurement into the utility industry.
We have made improvements to certain of our existing line test product lines, including enhanced measurement techniques that deliver more accurate service repair dispatches for our customers. Additionally, we have augmented these product lines with customer-specified features, enhancing the usability, scalability, security, and resiliency of our current product lines. We enhanced the functionality of our products to be able to interface with third party equipment, thereby enabling migration with the evolving next generation networks. We continue to stay current with the latest standards for Broadband Forum and ITU standard bodies.
Our Service Assurance product activities provide our customers an expanded reach of test technologies, utilizing our existing line test technology and augmenting the network analysis with next generation test technologies. This provides our customers more comprehensive results and analysis with which to resolve trouble points in the network. In addition, we continue to enhance our portfolio of test technologies working with semiconductor companies and equipment providers in order implement the emerging ITU Glt standards.
Leveraging our traditional strength in system test and our core competency in complex measurements and analytics, we have entered the utility Smart Grid market with a focus on measurements and faults in the distribution network. Our research and development activities in this market to date have focused on emerging standards, interoperability with complementary communication systems, and refining customer market requirements.
As of December 31, 2009, we had an engineering staff of 55 employees, representing 33% of our total employee workforce. As of December 31, 2008 and 2007, we had an engineering support staff of 62 and 80 employees which comprised 32% and 39% of our total workforce, respectively. Our engineering staff is primarily located in three locations, Cheswick, Pennsylvania; Piscataway, New Jersey; and Bracknell, United Kingdom. During the years ended December 31, 2009, 2008, and 2007, research and development expenses charged to operations were $9.4 million, $10.8 million and $11.0 million, respectively. In addition, because some of our contractual agreements require us to provide engineering development or repair services to our customers, a portion of our total engineering costs has been allocated to cost of sales. The amount allocated to cost of sales for the years ended December 31, 2009, 2008, and 2007 are $1.5 million, $1.4 million and $1.1 million respectively. In 2010, we expect that we will continue to invest in organic growth opportunities to help support our customers’ ongoing needs and to help them solve their business problems.
Sales and Marketing
In our telecommunications business, our primary sales and marketing strategy is a direct approach to tier one and tier two service provider customers. We utilize our direct sales, marketing and service resources in North America and Europe to develop sales opportunities with our current customer base, as well as new customers. In territories outside North America and Europe, our primary route to market is through a network of value added reseller partners and distributors who provide in-country capabilities to complement our capabilities. We have sales and service offices in Cheswick, Pennsylvania and Piscataway, New Jersey in the United States and Bracknell, United Kingdom; Antwerp, Belgium and Wuppertal, Germany in Europe.
As of December 31, 2009, we had a sales and marketing staff of 27 employees. As of December 31, 2008 and 2007, we had a marketing and sales staff of 28 and 32 people, representing 16% and 16% of our total workforce, respectively.
Competition
The market for telecommunications testing equipment is highly competitive. Primary competitive factors in our market include price, product features, performance, reliability, service and support, breadth of product line, technical documentation, prompt delivery and availability of alternative technologies.
The competitors for our traditional POTS telecommunications products and our broadband technologies and applications solution offerings include JDS Uniphase, EXFO Electro-Optical Engineering Inc., Spirent Communications PLC, Huawei Technologies Co., Ltd., Fluke Networks and Nortel. Historically, we have positioned ourselves against competitors’ offerings by leveraging our patented technologies, partnering with network equipment providers, and investing in next generation research and development. We also leverage our incumbent position with existing customers and core competencies to test broadband next generation networks to position ourselves against our competitors on the basis of lower deployment costs and long-term operational cost efficiencies.
We also face competition as a growing number of network equipment providers offer testing technology embedded into their products. Where testing was once only available in the form of multi-chip, circuit board-based designs like those found in our remote test system hardware products, integrated testing technology is now available in low-cost chipsets embedded into the products of these network equipment providers. Referred to as SELT and DELT (Single Ended Line Test and Double Ended Line Test), the testing technology available in this form has limited functionality and only provides partial views of faults in the network. A new SLIC chipset is expected to be offered by the network equipment providers in 2010 and 2011 to provide MELT (Metallic Line Test) that will provide a subset of our test capabilities available in our remote test system products. In response to the industry and competitive trends, our Stratum platform includes software drivers for the MELT tests. We will continue to face competition and downward pricing pressure as a result of the availability of these less expensive, less robust alternatives possibly resulting in decreased sales of our system products to certain of our customers.
Another area of competition is from software solution providers and the internal Information Technology (“IT”) departments of our own carrier customers. In the past, we offered solutions consisting of hardware probes, coupled with a centralized software platform that analyzed the data pulled from the probes and determined the appropriate dispatch statement or issue identification statement. As the capabilities of new infrastructure equipment increases, test and monitoring software platforms are increasingly taking advantage of the available data from the infrastructure equipment. The new software platforms offer customers a lower upfront cost, but offer less robust capabilities as compared to solutions built with hardware and software combinations. Several network equipment providers (Alcatel-Lucent, Huawei, AdTran) have included test software platforms as part of the element management systems. At the same time, many of our larger customers have captive development capabilities in their own IT organizations. These IT teams can develop software systems that compete with our offerings. Because of our intimate knowledge of many carrier customers, we believe we have a strategic advantage over these internal groups based on our industry knowledge and the efficiency of our development resources in comparison to internal customer resources.
As with the telecommunications products, the extension of our IP service assurance and mobile and VoIP products to address IP and mobile test applications expands our list of traditional competitors to now include Empirix Inc., JDS Uniphase, Tektronix Canada Inc., EXFO (as successor to Brix Networks, Inc.), Agilent Technologies Inc, and IneoQuest.
Our Customers
Our customers include the top telecommunications providers and numerous independent telecommunications and broadband providers around the world. Our primary customers for our telecommunications products and services are large domestic and European telecommunications service providers. We track our telecommunications sales by two large groups, the first of which includes AT&T, Verizon, and Qwest (referred to herein as the “large domestic carriers”), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefonica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”).
For the year ended December 31, 2009, sales to the large domestic carriers accounted for approximately 39% of our total revenue, compared to approximately 39% and 42% of our total revenue for the same 2008 and 2007 period, respectively. We had 2009 sales to our largest customer, AT&T, which was comprised of approximately 23% of our total revenue for 2009, compared to 27% and 31% for the same 2008 and 2007 periods, respectively. For the year ended December 31, 2009, sales to the European Telcos accounted for approximately 19% of our total revenue, compared to approximately 27% and 15% of our total revenue for the same 2008 and 2007 period, respectively.
In addition, in April 2009, we entered into a multi-year managed services agreement with Ericsson to provide customer support and engineering services. We entered into this agreement as part of our continued strategic focus to grow our services business. In 2009, revenues from this contract were approximately $5.1 million or 11% of our total revenue.
Because of our continued dependency on certain large domestic and international carriers, as well as on Ericsson, the potential loss of one or more of these customers, or the reduction of orders for our products by one or more of these customers, could materially and adversely affect our results.
Manufacturing and Quality Control
Throughout 2009, we began to outsource our in-house manufacturing and production capabilities to Express Manufacturing Inc. (“Express Manufacturing”), a global provider of subcontracting services. Express Manufacturing fulfills our manufacturing requirements in Santa Ana, California including the direct shipment of products to our end customers. Express Manufacturing has an additional offshore site at which our requirements may also be fulfilled. We believe that the outsourcing of our manufacturing enables us to conserve our working capital, adjust better to fluctuations in demand and ensure a more timely delivery to our customers.
We are ISO 9001:2008 registered with the British Standards Institution, Inc. ISO 9000 is a harmonized set of standards that define quality assurance management. Written by the International Organization for Standardization (“ISO”), ISO 9000 is recognized throughout the United States, Canada, the European Union and Japan. We continue to develop and maintain internal documentation and processes to support the production of quality products to ensure customer satisfaction and have been ISO compliant since 1996.
Proprietary Rights
We have registered trademarks in the names Tollgrade®, MCU®, DigiTest®, EDGE®, Telaccord®, MITS®, Clearview®, MICRO-BANK®, the names and logos for 4TEL®, Celerity® and NETFLARE®. We have common law trademarks in the names LoopCare™, MLT™, ICE™, Clear™, the Clear logo, Early Warning™, ReportCard™, CircuitView™, Network Assurance Simplified™, Minutes Mean Millions™, N(x)Test™, N(x)DSL™, LTSC™, and HyFi™, and in the LightHouse name and logo (as applicable to our new power grid monitoring products), and our corporate logo. Team TollgradeSM is a common law service mark of the Company.
We have three United States patents on MCU products with expiration dates ranging from 2010 to 2014. We have forty-nine patents in the United States, eight patents in Belgium, eleven patents in Canada, eight patents in Europe, four patents in France, eight patents in Germany, eight patents in the Netherlands, eight patents in the United Kingdom and three patents in Canada on other telecommunications technology with expiration dates ranging from 2014 to 2026. In addition, we have seven United States, five European, one German, one United Kingdom and two international, patent applications pending on our products, some of which relate to our new Stratum and LightHouse products.
We will apply for additional patents from time to time related to our research and development activities. We protect our trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.
Although we believe that these patents, when aggregated, are an important element of our business, we do not believe that our business, as a whole, is materially dependent on any one patent.
Backlog
Our order backlog for firm customer purchase orders and signed software maintenance contracts was $15.6 million at December 31, 2009, compared to backlog of $16.3 million at December 31, 2008. The backlog at December 31, 2009 and December 31, 2008 includes approximately $8.4 million and $12.1 million, respectively, related to software maintenance contracts. In 2010, we expect to realize revenues related to the entire backlog at December 31, 2009.
In our reported backlog, we have adopted a policy to include a maximum of twelve months revenue from multi-year software maintenance agreements. Software maintenance revenue is deemed to be earned and recognized as income on a straight-line basis over the terms of the underlying agreements.
Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.
Employees
As of December 31, 2009, we had 167 full-time employees, 141 of whom were located in the United States and 26 of whom were located in Europe. As of December 31, 2008 and 2007, we had 179 and 205 full time employees, of which 150 and 178 where located in the United States and 29 and 27 were located in Europe, respectively. As of February 28, 2010, we had 162 employees of which 136 were located in the United States and 26 were located in Europe. None of our employees are represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

Executive Officers of the Company
The executive officers of the Company as of February 28, 2010 and their biographical information are set forth below.

Joseph A. Ferrara	Chief Executive Officer, President and Board Member of Tollgrade since November 2007; serving as Chairman of the Board of Directors since May 2009; Senior Vice President, Sales and Marketing of Tollgrade from August 2007 until November 2007; prior thereto General Manager Data Networks Division of Ericsson from January 2006 until July 2007 following Ericsson’s acquisition of Marconi Corporation plc’s (“Marconi”) product divisions; Chief Executive Officer of Marconi’s North American operations from June 2005 until January 2006; Vice President of Business Operations of Marconi’s Data Networks Division from February until June 2005 and July 2000 until April 2004; and Vice President of Marketing of Marconi’s Data Networks Division from April 2004 until February 2005. Age 43.

Michael D. Bornak	Chief Financial Officer of the Company since November 2009; served as the Company’s interim Chief Financial Officer from September 2009 to November 2009; prior thereto served as Chief Financial Officer of Solar Power Industries, Inc. from June 2008 until July 2009; Chief Financial Officer for MHF Logistical Solutions, Inc. from February 2005 to June 2008; Vice President of Finance and Chief Financial Officer of Portec Rail Products, Inc. from January 1998 to February 2005. Mr. Bornak is also a Certified Public Accountant. Age 47.

David L. Blakeney	Vice President, Research and Development of the Company since October 2008; prior thereto consultant to the Company in the same capacity from March 2008 until October 2008; Vice President, Engineering, for Altrix Logic from December 2006 until October 2008; prior thereto, Vice President of Engineering for the Data Networks Division of Ericsson from April 1999 to October 2006. Age 48.

Jennifer M. Reinke	General Counsel of the Company since November 2009 and Secretary of the Company since December 2009; Assistant General Counsel of the Company from February 2009 to November 2009; Corporate Attorney for the Company from March 2003 to February 2009; served as the Company’s Assistant Secretary from March 2003 to December 2009; prior thereto, Associate Attorney with Reed Smith LLP, from August 1998 to March 2003. Age 37.

Robert H. King	Vice President, Global Sales and Marketing of the Company since February 2009; Executive Director, Business Development of the Company from December 2008 until February 2009; prior thereto President and General Manager of the Broadband Products Group at Sunrise Telecom Incorporated (“Sunrise”) from April 2006 until June 2008; Vice President, Sales at Sunrise from January 2000 until April 2006. Age 48.

Joseph G. O’Brien	Vice President, Human Resources of the Company since October 1997; Director of Employee Development of the Company from April 1997 until October 1997; prior thereto, Coordinator, Elderberry Junction, Goodwill Industries, a charitable organization, from May 1995 until April 1997. Age 50.

Kenneth J. Shebek	Vice President, Operations of the Company since October 2008; prior thereto, Vice President of Supply and Logistics for the Data Networks Division of Ericsson from January, 2006 until October 2008; Vice President of Supply Chain for Marconi and its Vice President of North American Operations from January 2003 to December 2005. Age 47.

Item 1A.	Risk Factors
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
Revenue from product sales may be subject to further declines due to the mature nature of many of our product lines and from customers transitioning their access network service assurance solutions.
Our legacy products are primarily oriented towards POTS lines. As many customers implement next generation network improvements, such as fiber to the premises (“FTTP”), our continuing ability to sell our legacy technology or to maintain historic pricing levels for these products will likely be adversely affected. In particular, sales of our MCU products, which have historically represented a meaningful portion of our product sales, are declining. MCU sales largely depend upon the rate of deployment of new, and the retrofitting of existing, DLC systems in the United States. Installation and replacement of DLC systems are, in turn, driven by a number of factors, including the availability of capital resources and the demand for new or better POTS. Next generation network improvements such as FTTP do not require the use of our MCU products as does the present hybrid POTS network. If our major customers fail to continue to build out their DSL networks and other projects requiring DLC deployments, or if we otherwise satisfy the domestic telecommunications market’s demand for MCUs, our MCU sales will continue to decline and our future results would be materially and adversely affected.
Certain of our larger customers are in the process of upgrading their access networks, as well as, their service assurance solutions for these networks. This has and may continue to adversely impact revenues from our testing products. Further, these customers may decide not to adopt our technologies for their service assurance needs, which would have a significant adverse affect on revenues for those products.
Our product sales have experienced continual declines over the past five years, with sales from continuing operations of $19.9 million for 2009, $27.0 million in 2008 and $36.1 million for 2007. Our MCU product line, which historically has represented a larger portion of our sales, has declined by 36% and 29% as a percentage of continuing operation product sales, over the 2009 and 2008 periods, respectively. In addition, we also have experienced year over year declines in our DigiTest, LoopCare and LDU product lines. If we are unable to continue to derive sales of these products to our existing customers due to their lower demand, capital constraints and a move towards other technologies, this could have a materially adverse impact on our future financial results.
Our ability to maintain or increase revenues will be dependent on our ability to expand our customer base, increase unit sales volumes of our existing products and to successfully, develop, introduce and sell new products.
Our service business may be negatively affected by a trend of reduced capital spending and by delays in our ability, or by our inability, to secure and extend long-term maintenance contracts with our existing or new customers, and by customer initiatives to consolidate services purchases with a single supplier.
Our Services business, which includes software maintenance and professional services, as well as our managed services offerings, is sensitive to the decline in our large carrier customers’ capital investment in their traditional voice services. This decline may lead to a decreasing demand for our professional services. In addition, if we are unsuccessful in renewing our software maintenance agreements, or if we experience delays in the extension or renewal of certain of the more significant software maintenance agreements, our revenues may be negatively affected. In particular, in December 2009, we were advised that Verizon, a major customer for our LoopCare post-warranty software maintenance services, would not renew its contract for those services after the expiration of that contract on December 31, 2009, and would instead seek to purchase post-warranty maintenance services for our LoopCare products through a larger supplier, requiring us to negotiate a new contract with that supplier. In addition, another significant maintenance contract that was scheduled for expiration on December 31, 2009 was extended through March 2010 pending negotiation of that contract renewal. If the negotiations for these or any other significant maintenance contract that becomes subject to renewal are not successful, the agreements may not be reached at all or may be reached on terms that are not as favorable to us as the former or extended arrangements, and as a result our revenues may be adversely affected. In addition, to the extent more of our customers seek to consolidate services purchases through a large vendor, and in so doing seek to purchase maintenance for our software products through a third-party vendor, we will likely experience significant downward pricing pressure for these services.
We are also experiencing intense pricing pressure from many of our other larger software maintenance customers, as they continue to attempt to reduce their own internal costs to substantiate the value of our long term service contracts. We believe that our services and our software systems provide significant value to our customers; however, each time a contract is scheduled for renewal, we must show our customers the value of the entire system and the costs saved by maintaining and even extending the system capabilities. To date, apart from the customer noted above, we have been able to renegotiate or have had contract extensions to most of our major contracts as they become subject to renewal. We have, however, had to reduce our pricing in some instances. Accordingly, our ability to maintain historical levels from traditional sources or increase levels of Services revenues cannot be assured, and in fact, such levels may decrease.
The expiration of the Verizon contract in December 2009, as well as the pricing pressure on many of our other services contracts and our increasing difficulty in securing extensions on major customer contracts, triggered our evaluation of the carrying value and the remaining useful lives of our intangible asset associated with our LoopCare post-warranty software maintenance agreements. Based on this evaluation, we recorded a significant impairment charge of $27.0 million in the fourth quarter of 2009, and reduced the remaining finite useful life of this asset from approximately forty six years to fifteen years. Further declines in our post-warranty maintenance services may result in future impairment charges as well as having a materially adverse impact on our financial results and cash flow.
Our future growth depends to a large extent upon our success in developing and selling new products and service offerings. We have focused our growth efforts and are managing our investments. If we are unable to drive sales of new products and services to counter the expected declines in our legacy product lines, this could have a materially adverse impact on our future financial results.
We are actively selling and developing new product and service offerings. Our long term growth is dependent upon the success of these products and additional new products to be developed in the future. In the telecommunications market, our new products include hardware solutions, including enhanced LDU and DigiTest ICE offerings, a new software platform, Stratum, our managed services offering, and OEM product offerings. In the power utility market, we offer a new solution consisting of hardware sensors, aggregation nodes, and a centralized software platform. We continue to believe that there is a significant market opportunity for these products. However, there can be no assurance that these product offerings will be commercially successful in the near term or at all.
We continue to pursue product development initiatives to supplement our new offerings described above. There can be no assurance that we will be successful in marketing and selling our new product and services offerings or that the new offerings will result in the benefits and opportunities that we expect. The development of new solutions is an uncertain and potentially expensive process and requires that we accurately anticipate technological and market trends so that we can deliver products in a timely manner. We may not be successful in delivering the required product features to achieve success, or if we do so, we may not be able to commercialize the product in a timely manner or achieve market acceptance. If we fail to set appropriate prices for our products, our profitability could be adversely affected.
In addition, the potential market growth rate may not be as significant as we expect or could develop in unforeseen directions. For example, the commercial availability of competing products may affect the extent or timing of market acceptance of our solutions. Furthermore, we may not be successful in forming the strategic alliances contemplated by our new strategy. We may not identify the right partners or our partners could fail to perform their obligations and the commercial relationship may fail to develop as expected. As a result of these and other factors, we may not be able to implement our strategy and our ability to exploit our incumbent position in the manner contemplated by our strategic planning and we would be materially and adversely affected.
Our restructuring efforts and cost reduction plans may be ineffective or may limit our ability to compete.
During 2009, we restructured our business operations through three different restructuring initiatives. During the first quarter of 2009, we announced a restructuring initiative, which included the realignment of existing resources to new projects, reductions in our field services and sales staffing, as well as other reduction activities, and on July 6, 2009, we announced a restructuring initiative which included reductions in our production staffing. In October of 2009, we eliminated twenty-eight positions across all levels of the organization. Previously, during 2008, we implemented a series of initiatives designed to increase efficiency and reduce costs and to focus our core business on our test and measurement expertise. These initiatives included reductions of staff, alignment of investments and a completion of the integration plans from prior acquisitions. Although we have experienced some cost savings from these restructuring and cost reduction programs and initiatives and we believe that these actions will continue to reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate or be sufficient to offset a decline in our revenue. In such event, we may be forced to take additional cost-reducing initiatives, which may negatively impact quarterly earnings and profitability as we account for severance and other related costs. In addition, there is the risk that such measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

Failure to achieve the maximum revenues under our managed services contract could have an adverse effect on our revenues and results of operations.
During the second quarter of 2009, we entered into a multi-year, managed services contract with Ericsson, a leading global network equipment provider, pursuant to which we provide customer support and engineering services capabilities. In connection with the agreement, we hired twenty-one employees. The inability to successfully integrate and/or retain the hired employees and to integrate the tools and resources acquired as part of the agreement into our services business would have an adverse impact on our ability to realize the potential revenue opportunities under the agreement. In addition, under the terms of the managed services contract, we may not achieve the full revenue potential of the contract in the event that (i) we fail to meet certain specified service level requirements in the contract, and subsequently, service level credits reducing payments to us are applied, (ii) the network equipment provider terminates the contract for our failure to perform in accordance with its terms; and (iii) fees payable to us are reduced due to revenues from the network equipment provider’s customer agreements declining more rapidly than anticipated. Additionally, our overall profitability may be negatively impacted in the event we are required to incur unanticipated expenses to satisfy obligations assumed under the managed services agreement.
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
The recent challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased or otherwise constrict our customers’ spending on our products and services. As a result, revenues may decline and reserves for doubtful accounts and write-offs of accounts receivable may increase. We had to take such action in the third quarter of 2009 as we wrote off a significant receivable from an international customer that we have been unable to collect, and have been forced to bring court action in a foreign jurisdiction in an attempt to enforce payment. Although we believe that the merits of the claim are in our favor, there can be no assurance of success in any litigation, and we may incur additional expenses in connection with the litigation and other collection efforts that we would be unable to recover. In addition, certain of our contracts are paid, in part or whole, in foreign currencies. A decrease in the exchange rate of the U.S. dollar relative to these currencies could further reduce our revenues, and such impact could be material.
We maintain an investment portfolio, consisting of cash, cash equivalents and investments in individual municipal bonds, and corporate and government bonds. These investments are subject to general credit, liquidity, market, and interest rate risks. If the global credit market continues to deteriorate, our investment portfolio may be impacted and potentially creating an other-than-temporary decline in fair value, which would result in an impairment charge adversely impacting our financial results.
We are dependent upon our ability to attract, retain and motivate our key personnel.
Our success depends on our ability to attract, retain and motivate our key management personnel, including the Company’s CEO, CFO, senior management team members, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions of the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our key employees were to cease to be associated with the Company, our future results could be adversely affected. Furthermore, since 2007 we have experienced a number of changes in our senior management positions, both as part of the restructuring initiatives and otherwise. Although we believe we have taken appropriate measures to address the impact of these changes, such changes could impact our business, and/or negatively affect operating results.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the products or services that they purchase from us, would significantly reduce our revenues and net income.
We currently depend upon a few major customers for a significant portion of our revenues and we expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers or a substantial reduction in the products or services that they purchase from us or our inability to renew services agreements with customers and to do so upon terms at least as favorable to our current agreements would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital spending of our large domestic carrier customers, as well as many of our other customers and potential customers, are dictated by a number of factors, most of which are beyond our control, including:
•	Conditions of the telecommunications market and the weakening economy in general;

•	Subscriber line loss and related reduced demand for wireline telecommunications services;

•	Changes or shifts in the technology utilized in the networks;

•	Labor disputes between our customers and their collective bargaining units;

•	Failure of our customers to meet established purchase forecasts and growth projections;

•	Competition among the large domestic carriers, competitive exchange carriers and wireless telecommunications and cable providers; and

•	Reorganizations, including management changes, at one or more of our customers or potential customers.
If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital or reduce their capital expenditures due to any of these or other factors, a substantial decrease in our revenues would likely result.
Our operating results may vary from quarter to quarter, causing our stock price to fluctuate.
Our operating results have in the past been subject to quarter to quarter fluctuations, and we expect that these fluctuations may continue in future periods. Demand for our products is driven by many factors, including the availability of funding for our products in customers’ capital budgets. Some of our customers place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other reasons can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.
We have completed, and may pursue additional acquisitions, which could result in the disruption of our current business, difficulties related to the integration of acquired businesses, and substantial expenditures.
We have completed, and we may pursue additional acquisitions of companies, product lines and technologies as part of our strategic efforts to realign our resources around growth opportunities in current, adjacent and new markets, to enhance our existing products, to introduce new products and to fulfill changing customer requirements. The consideration for any such acquisition may be cash or stock, or a combination thereof, and the payment of such consideration may result in a reduction in our cash balance and/or the issuance of additional shares which may dilute the interest of our existing shareholders. Acquisitions involve numerous risks, including the disruption of our business, exposure to assumed or unknown liabilities of the acquired target, and the failure to integrate successfully the operations and products of acquired businesses. International acquisitions provide specific challenges due to the unique topology of international telecommunications networks, as well as requirements of doing business in particular countries. Further, our ability to sell certain products internationally depends upon our ability to maintain certain key manufacturing relationships and we may not be able to continue those relationships. Goodwill and acquired intangible assets arising from acquisitions may result in significant impairment charges against our operating results in one or more future periods. Furthermore, we may never achieve the anticipated results or benefits of an acquisition, such as increased market share or the successful development and sales of a new product. The effects of any of these risks could materially harm our business and reduce our future results of operations and cause our stock price to decline.

The failure of acquired assets to meet expectations, or a decline in our fair value determined by market prices of our stock, could indicate impairment of our intangible assets and result in impairment charges.
Accounting guidance for the impairment or disposal of long-lived assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that these assets be measured for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During 2009, 2008 and 2007, based on our assessment that triggering events had occurred, we performed the required recoverability tests and determined that certain long-lived assets were impaired. The occurrence of further triggering events could result in additional impairments.
The sale of our products is dependent upon our ability to satisfy the proprietary requirements of our customers.
We depend upon a relatively narrow range of products for the majority of our revenue. Our success in marketing our products is dependent upon their continued acceptance by our customers. In some cases, our customers require that our products meet their own proprietary requirements. If we are unable to satisfy such requirements, or forecast and adapt to changes in such requirements, our business could be materially harmed. In addition, we have recently introduced new products, including the DigiTest ICE and the first version of the LightHouse products in 2008, and our Stratum software platform in 2009. As of the end of 2009, we had very limited sales of our LightHouse product line and our trial with a major utility is still ongoing and is expected to continue into mid-2010. We have not yet seen the customer acceptance of our Stratum platform that we had expected. In addition, there can be no assurance that our trial with a major utility will be successful or, even if successful, will result in the orders for our Lighthouse product line that we anticipate. The rate of acceptance of these new products could be further delayed by, or may not be achieved at all as a result of, among other factors, extended testing or acceptance periods or requests for custom or modified engineering of such products to conform to customer requirements.
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
We depend on a single contract manufacturer to produce more than 80% of our hardware customer product requirements. Changes to this relationship may result in delays or disruptions that could harm our business.
We depend on one independent contract manufacturer to manufacture, test and ship our products. We rely on purchase orders with our contract manufacturer to fulfill our product demands. Our contract manufacturer is not obligated to supply products to us for any specific period, quantity or price. It is time consuming and costly to qualify and implement a contract manufacturer relationship. Therefore, if our contract manufacturer suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

We depend on single source component parts for certain product designs, and our reliance on third parties to manufacture certain aspects of our products involves risks, including delays in product shipments and reduced control over product quality.
Generally, our products use industry standard components. In addition, some parts, such as ASICS, are custom-made to our specifications. While there are multiple sources for most of the component parts of our products, some components are sourced from single sources or from a limited number of outside suppliers. We typically do not have a written agreement with any of these component manufacturers to guarantee the supply of the key components used in our products, and we do not require our contract manufacturer to have written agreements with these component manufacturers. We regularly monitor the supply of the component parts and the availability of alternative sources. We provide forecasts to our contract manufacturer so that it can source the key components in advance of their anticipated use, with the objective of maintaining an adequate supply for use in the manufacture of our products. Our reliance upon third party contractors involve several risks, including reduced control over manufacturing costs, delivery times, reliability and quality of components. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, inability of our contract manufacturers to procure raw materials, the loss of key assembly subcontractors, or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.
If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays that could harm our business.
We provide demand forecasts to our contract manufacturer. If we overestimate our requirements, our contract manufacturer may assess charges or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, our contract manufacturer may have inadequate materials and components required to produce our products, which could interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenues.
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
We market and sell certain of our products, including our DigiTest and LDU products, through domestic and international OEM relationships. Our future results are dependent on our ability to establish, maintain and expand third party relationships with OEM as well as other marketing and sales distribution channels. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their contractual obligations, cease doing, or reduce the amount of their business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.
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
Many of our products must comply with significant governmental and industry-based regulations, certifications, standards and protocols, some of which evolve as new technologies are deployed. Compliance with such regulations, certifications, standards and protocols may prove costly and time-consuming for us, and we cannot provide assurance that its products will continue to meet these standards in the future. In addition, regulatory compliance may present barriers to entry in particular markets or reduce the profitability of our product offerings. Such regulations, certifications, standards and protocols may also adversely affect the industries in which we compete, limit the number of potential customers for our products and services or otherwise have a material adverse effect on its business, financial condition and results of operations. Failure to comply, or delays in compliance, with such regulations, standards and protocols or delays in receipt of such certifications could delay the introduction of new products or cause our existing products to become obsolete.
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
Our domestic customers have historically been subject to a number of governmental regulations, many of which have been repealed or amended as a result of the passage of The Telecommunications Act of 1996. Deregulatory efforts have affected and likely will continue to affect our customers in several ways, including the introduction of competitive forces into the local telephone markets and the imposition (or removal) of controls on the pricing of services. These and other regulatory changes may limit the scope of our customers’ deployments of future services and budgets for capital expenditures, which could significantly reduce the demand for our products.
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
Similarly, our international customers are subject to a number of governmental regulations. Regulatory changes affect our customers in several ways, including the introduction of competitive forces, controls (or removal of controls), and new rules and limits. These and other regulatory changes may limit our customers, their service offerings, of spending, which could significantly reduce the demand for our products.
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
In addition, the loss of patent protection for any of our products might allow competition, which, if successful, could cause our revenues from affected products to be materially adversely affected. In particular, our three patents for our MCU products will expire between 2010 and 2014.
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
Our products, are complex, and despite extensive testing, may contain defects or undetected errors or failures that may become apparent only after our products have been shipped to our customers and installed in their network or after product features or new versions are released. Any such defect, error or failure could result in failure of market acceptance of our products or damage to our reputation or relations with our customers, resulting in substantial costs for us and for our customers as well as the cancellation of orders, warranty costs and product returns. In addition, any defects, errors, misuse of our products or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Our customers could seek to have us pay for these losses. Although we maintain product liability insurance, it may not be adequate.
Compliance with environmental regulations could be costly, and noncompliance could have a material adverse effect on our results of operations, expenses and financial condition.
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
We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.
Our products are subject to United States import and export controls. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their networks or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import laws and regulations, shifts in approach to the enforcement or scope of existing laws and regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to import, export or sell our products to existing or potential customers with international operations. Any limitation on our ability to import, export or sell our products would likely adversely affect our business, operating results and financial condition.
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
We base our expense levels in part on forecasts of future orders and sales, which are extremely difficult to predict. A substantial portion of our operating expenses is related to personnel expense, facilities and public company costs. The level of spending for such expenses cannot be adjusted quickly and is, therefore, relatively fixed in the short term. Accordingly, our operating results will be harmed if revenues fall below our expectations in a particular quarter.
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
Our common stock price has been and is likely to continue to be highly volatile. The market price may vary in response to many factors, some of which are outside our control, including:
•	General market and economic conditions;

•	Changes in the telecommunications industry;

•	Actual or anticipated variations in operating results;

•	Announcements of technological innovations, new products or new services by us or by our competitors or customers;

•	Lack of research coverage by sell-side market analysts;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or other strategic announcements;

•	Announcements by our customers regarding end market conditions and the status of existing and future infrastructure network deployments;

•	Additions or departures of key personnel; and

•	Future equity or debt offerings or our announcements of these offerings.
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
Our headquarters and principal administrative, engineering, manufacturing, warehouse and maintenance operations are located in Cheswick, Pennsylvania. We occupy an 111,600 square foot facility, which is under a lease that has been extended to March 2011, with the possibility to extend to March 2012. We had acquired certain land parcels that surround this facility for possible expansion that we began to sell during 2007; however, we completed the sale of the remaining parcels during 2008.
We are also a party to a lease agreement for 11,429 square feet of space in Piscataway, New Jersey, which lease commenced on March 1, 2007 and expires April 30, 2012. The Piscataway facility provides workspace for the administrative, engineering and services personnel.
We lease office space in three locations in Europe, the largest of which is in Bracknell, United Kingdom. At that location, we lease 7,500 square feet of space, primarily for engineers who support our European customer base and customer support personnel. This lease expires on December 24, 2012. We also lease 3,240 square feet of space in Kontich, Belgium, under a lease agreement with an initial term that ends on April 1, 2012, which is used primarily by customer support and administrative personnel; however, we expect to terminate this lease in early 2010 and are currently working with the landlord to exit this facility. Lastly, we lease 2,422 square feet of space in Wuppertal, Germany, under a lease which expires on January 31, 2011. This facility is used primarily by sales and customer support personnel.

Item 3.	Legal Proceedings.
There are currently no outstanding or pending material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.	Reserved.
PART II
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “TLGD”. The following table sets forth, by quarter, the high and low sales prices for our common stock for the years ended December 31, 2009 and December 31, 2008.

	2009		2008
	High	Low	High	Low
First Quarter	$7.14	$4.73	$8.13	$5.08
Second Quarter	$5.95	$5.04	$6.07	$4.24
Third Quarter	$6.93	$4.98	$7.00	$4.25
Fourth Quarter	$6.83	$5.49	$5.56	$3.00
On February 28, 2010, there were 157 holders of record and 12,637,431 million shares outstanding of the Company’s common stock.
We have never paid any dividends on our common stock and do not expect to pay dividends in the foreseeable future.

During the quarter ended December 31, 2009, the Company repurchased the following shares of its common stock:

				(d) Maximum Number
				(or Approximate
			(c) Total number of	Dollar Value) of
			shares purchased as part	Shares that May Yet
	(a) Total Number of	(b) Average Price Paid	of publicly announced	Be Purchased Under
Period	Shares Purchased (1)	per Share	plans or programs	the Plans or Programs
November 2009	45,850	$6.07	45,850	$12,519,000
December 2009	33,193	$6.01	33,193	$12,318,000

(1)	On October 28, 2008, the Board of Directors approved a share repurchase program, pursuant to which the Company could repurchase common stock with an aggregate share value of up to $15 million with no expiration date. Such purchases could be made through open market transactions and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock and, at the Board’s discretion, may be suspended, discontinued or modified at any time. As of December 31, 2009 and 2008, the Company had acquired 79,043 and 496,918 shares pursuant to this program at a total cost of approximately $0.5 million and $2.2 million, respectively. The shares that were repurchased are being held for later resale or to be utilized under certain employee benefit programs and are not considered cancelled or retired shares.

STOCK PERFORMANCE GRAPH
Set forth below is a performance graph comparing the cumulative total returns (assuming reinvestment of dividends) for the five fiscal years ended December 31, 2009 of $100 invested on December 31, 2004 in Tollgrade’s common stock, the Standard & Poor’s 500 Composite Index and the NASDAQ Telecomm (IXUT).
The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act of 1933, as amended or the Exchange Act.

	December	December	December	December	December	December
	31,	31,	31,	31,	31,	31,
	2004	2005	2006	2007	2008	2009

Tollgrade	100	89	86	66	39	50
NASDAQ Telecomm (IXUT)	100	93	119	129	74	109
S&P 500	100	103	117	121	75	92

Item 6.	Selected Financial Data.
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
     (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)

FOR THE YEARS ENDED DECEMBER 31:	2009	2008	2007	2006	2005

Revenues:
Products	$19,936	$26,997	$36,143	$35,270	$35,608
Services	25,005	22,055	15,689	11,736	11,860

Total revenue	44,941	49,052	51,832	47,006	47,468

Cost of sales:
Products	11,812	14,181	15,874	14,653	14,130
Services	7,143	6,146	4,103	3,473	2,707
Amortization of intangible assets	2,576	3,085	2,199	2,597	2,225
Inventory write-down	3,070	759	—	4,101	424
Impairment of long-lived assets	27,151	201	1,090	—	—
Severance	778	—	—	—	—

Total cost of sales	52,530	24,372	23,266	24,824	19,486

Gross margin	(7,589)	24,680	28,566	22,182	27,982

Operating expenses:
Selling and marketing	6,809	6,835	7,807	7,794	6,650
General and administrative	12,141	9,455	9,702	7,702	7,224
Research and development	9,411	10,789	10,987	9,088	8,830
Restructuring/severance	1,180	827	922	566	775
Impairment of long-lived assets and goodwill	293	—	20,036	—	—

Total operating expenses	29,834	27,906	49,454	25,150	23,479

(Loss) income from operations	(37,423)	(3,226)	(20,888)	(2,968)	4,503
Other income, net	567	1,337	2,770	2,741	1,359

(Loss) income before income taxes	(36,856)	(1,889)	(18,118)	(227)	5,862

(Benefit) provision for income taxes	(874)	1,137	1,220	(1,213)	1,301

(Loss) income from continuing operations	(35,982)	(3,026)	(19,338)	986	4,561

(Loss) from discontinued operations	(223)	(4,089)	(6,815)	(2,820)	(1,043)

Net (Loss) income	$(36,205)	$(7,115)	$(26,153)	$(1,834)	$3,518

Weighted average shares of common stock equivalents:
Basic	12,683	13,102	13,219	13,239	13,168

Diluted	12,683	13,102	13,219	13,239	13,217

EARNINGS PER SHARE INFORMATION:
Net (loss) income per common share:
Basic	$(2.85)	$(0.54)	$(1.98)	$(0.14)	$0.27

Diluted	$(2.85)	$(0.54)	$(1.98)	$(0.14)	$0.27

EARNINGS PER SHARE INFORMATION:
Net (loss) income per common share from continuing operations:
Basic	$(2.83)	$(0.23)	$(1.46)	$0.07	$0.35

Diluted	$(2.83)	$(0.23)	$(1.46)	$0.07	$0.35

FOR THE YEARS ENDED DECEMBER 31:	2009	2008	2007	2006	2005

EARNINGS PER SHARE INFORMATION:
Net (loss) income per common share from discontinued operations:
Basic	$(0.02)	$(0.31)	$(0.52)	$(0.21)	$(0.08)

Diluted	$(0.02)	$(0.31)	$(0.52)	$(0.21)	$(0.08)

	2009	2008	2007	2006	2005

BALANCE SHEET DATA:
Working capital	$69,195	$75,475	$77,080	$83,186	$80,806
Total assets	87,687	124,347	140,143	162,352	163,329
Pension obligation	983	889	908	—	—
Shareholders’ equity	77,743	112,454	123,000	149,444	150,261

	2009	2008	2007	2006	2005

OTHER DATA: (unaudited)
Number of full-time employees at year-end	167	179	205	161	177
Item 7. Item 7. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the other sections of this annual report on Form 10-K, including “Item 1: Business,” “Item 6: Selected Financial Data” and “Item 8: Financial Statements.” Unless otherwise specified, any reference to a “year” is to a year ended December 31. Additionally, when used in this Form 10-K, unless the context requires otherwise, the terms “we’, “our”, “us” and “the Company” refer to Tollgrade Communications, Inc. and its subsidiaries. Certain statements contained in this MD&A and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described in Item 1A above under “Risk Factors.”
Cable Product Line
On May 27, 2009, we completed the sale of our cable product line for consideration of approximately $3.4 million, subject to adjustment for certain items pursuant to the terms of the sale agreement. The cable product line no longer supported our refocused growth strategy and this divesture allows us to continue to focus on our core telecommunications markets and customers. Unless otherwise indicated, references to revenues and earnings throughout this MD&A and elsewhere in this Form 10-K refer to revenues and earnings from continuing operations and do not include revenue and earnings from the discontinued cable product line. Similarly, discussion of other matters in our Consolidated Financial Statements refers to continuing operations unless otherwise indicated. The results from this divested product line are reported in discontinued operations. This divestiture eliminated an unprofitable product line and is expected to result in significant improvements to our future statements of operations and cash flows as we focus on our core markets and customers.
Overview
Tollgrade Communications, Inc. is a leading provider of centralized test and measurement systems and service offerings to the telecommunications market. Our products enable service providers to remotely diagnose and proactively address problems in their networks. Our services and managed services include offerings that complement our product solutions as well as provide customer support and engineering services.
Industry and Market Trends
Our traditional product lines and the markets in which we compete faced continued pressure throughout 2009. This pressure came through a variety of sources, including shifting customer spending and the economic slowdown, which has impacted capital expense spending and competitive market conditions.
Our traditional customer base continues to minimize spending on legacy areas of their networks. This trend has resulted in reduced demand for a number of our copper-based products throughout 2009. Since the end of 2008, the general economic environment has challenged many companies, including our customers. Service provider spending continues to be focused on next generation networks and services, with VoIP, IPTV, and mobile data at the forefront. Spending in test and measurement is equally focused in these areas with reduced spending on legacy networks. In the downturn, our customers, the service providers, have delayed capital expense decisions while they wait for the economy to recover and their own businesses to stabilize. Competitively, our solutions have historically consisted of hardware and software combinations. Over the past years, competitors have introduced low-cost hardware solutions, software-only solutions, as well as integrated test capabilities within infrastructure products. We have also seen consolidation in the test and measurement market with the Ixia purchase of Catapult Communications and JDS Uniphase Corporation’s announced purchase of the telecommunications test and measurement division of Agilent Technologies, Inc. These transactions increase the competitive pressure in the market as they sell a broader portfolio of products.
There is also a trend in the telecommunications market to outsource functions to companies that specialize in different areas to attain cost reductions and, in some cases, improve service. Our customers have approached this in two ways. First, a small number have outsourced their entire network operations to large managed services providers. Second, certain of the larger service providers are beginning to consolidate vendor relationships to a select group of vendors and feed smaller suppliers through the larger vendor relationships. This trend affected us in December 2009 when Verizon, a major customer, decided not to renew its direct contract with us for post-warranty maintenance service, but instead, consolidated several vendor relationships through a single large global network equipment manufacturer. In addition, we have certain other customers that now purchase their maintenance through contracts with larger, third-party suppliers. This practice can create additional pricing pressure as the intermediary vendor looks to make a profit by managing the complexity for the service provider.
Our Responses to These Industry Trends
In response to these conditions and trends, we have taken decisive action to reinforce our position with our customers while also exploring new markets for growth. We have focused on improving our already strong customer relationships while aggressively containing costs. We continue to provide excellent customer support and enhanced capabilities to our customers and are focused on retaining and extending our software support and maintenance contracts. While the service providers actively manage their own capital expense budgets, we have reduced our cost structure to ensure that the impacts to our financial results are minimized. We continue to focus on managing and growing our cash and short term investment balance to enable future investment options.
We have also redirected our spending activities toward new growth initiatives versus maintenance efforts. Some of these growth areas include new hardware, software and services offerings for the telecommunications service assurance market. Our new offerings recently launched and under development include a software platform, Stratum™, that can be sold stand-alone or as part of a service assurance system solution, hardware products that integrate into our service assurance solutions, and OEM products that will be sold and supported under the Tollgrade brand name.
In the power utility market, we see a convergence of thought toward a “smart” network architecture that can help limit the negative impacts of expanding power production while offering additional control and capabilities to customers and utilities to manage their networks, homes and businesses. This “smart grid” architecture is rapidly evolving through the efforts of forward-looking utilities coupled with companies offering innovative new products to enable the utility infrastructure revolution that seems to be required. More than $3.4 billion of stimulus funding was awarded by the U.S. Department of Energy to more than 100 recipients for investment in Smart Grid projects with over $8.1 billion of public and private investment projected. Our focus in this market is on our current customer trial activity with a large US power utility.
Lastly, we have created a new area of opportunity through our managed services contract with Ericsson. We now have the expertise to provide a new suite of managed services not only to our service provider customers, but also to additional network equipment manufacturers, thus expanding our target market. We believe this new platform will provide new growth opportunities and enable us to effectively respond to our customers’ trend in an area that builds upon our expertise and experience in test and measurement.
In the short term, we are leveraging strategic OEM relationships. Our OEM arrangements allow us to expand our system solutions into adjacent market segments with the Tollgrade name, while reducing our investment and time to market. In 2009, we entered into an OEM arrangement with Mariner Partners, Inc., whereby we will market and sell a customized version of their xVU offering, a real-time quality of experience test solution for IPTV services, which will be integrated into our Stratum platform. We also signed an OEM agreement with Accanto Systems, whereby we will be able to market and sell their suite of products under our brand name on an exclusive basis in certain territories.
For 2010, our primary focus has turned to strengthening our business and delivering improved results. In building our plan for 2010, we had three guiding principles:
•	First and foremost, ensure profitability;

•	Second, minimize resources and spending on legacy products to allow for focused investments; and

•	Third, align the business around growth initiatives and focus our resources on near term opportunities.
Our near term growth opportunities include the new customer projects, managed services, LightHouse, Stratum and software application projects, our OEM offerings and exploring strategic acquisitions.

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
Revenue

	2009	2008	Change	%
System Test Products	$14,118	$18,061	$(3,943)	-22%
MCU	5,694	8,936	(3,242)	-36%
Other	124	—	124	100%

Total Products	19,936	26,997	(7,061)	-26%
Services	25,005	22,055	2,950	13%

Total Revenues	$44,941	$49,052	$(4,111)	-8%
Our total revenues for the year ended December 31, 2009 were $44.9 million, a decrease of $4.1 million, or 8%, compared to our total revenues of $49.1 million for the year ended December 31, 2008. For the full year 2009, our total product revenues amounted to $19.9 million compared to $27.0 million for the same 2008 period, a decrease of $7.1 million or 26%. However, our full year 2009 service revenues increased to $25.0 million, a $3.0 million or a 13% increase over the same prior period.
The decline in our 2009 product line revenue of $7.1 million is primarily due to a decline in most of our legacy test product lines and our MCU products. Our Systems Test products include the product families of DigiTest, LDU and N(x)Test and associated software applications and license fees. Revenues for System Test products in 2009, were $14.1 million, a decrease of approximately $3.9 million, or 22% from the same prior year period. Our Systems Test product line revenues decreased in 2009 primarily as a result of the conclusion of certain international projects involving DigiTest products in 2008. The Systems Test product line revenue accounted for 31% of 2009 total revenues compared to 37% of 2008 total revenues. In addition, sales of our MCU product line in 2009 were $5.7 million, compared to $8.9 million in the previous year, which represents a decrease of approximately $3.2 million, or 36%. Although our MCU product line still provided a meaningful contribution to revenue in 2009, this is a very mature product line whose future sales are hard to predict due to the large domestic carriers’ limiting capital spending in their traditional POTS networks, and the evolution of the transmission network toward end-to-end fiber. Our MCU product line accounted for approximately 13% of our 2009 total revenues compared to 18% of our 2008 total revenues. Lastly, our other revenue for 2009 is comprised of approximately $0.1 million in revenue from OEM and LightHouse sales as we had no sales in either of these product lines in 2008. Our product revenues accounted for 44% of our total revenues for 2009 compared to 55% of our total revenues for 2008.
Our services revenue consists primarily of software maintenance for 4TEL and Celerity LTSC, and LoopCare, project management fees, repair work and managed services. In 2009, our full year service revenue was approximately $25.0 million compared to $22.1 million in the same 2008 period. The increase in 2009 is primarily due to our new managed services contract with Ericsson that closed in April of 2009 and added $5.1 million of new revenues which was offset by lower service revenues related to Loopcare. Services revenues accounted for approximately 56% of our total revenues for 2009 compared to 45% of 2008 total revenues.
Gross Margin
Our 2009 gross margin was a negative $(7.6) million compared to $24.7 million for the same 2008 period, a decrease of approximately $32.3 million. Our 2009 gross margin decrease of $32.3 million is primarily related to long–lived asset impairments of $27.2 million, which included the fourth quarter write-down of our LoopCare intangible asset that amount to approximately $27.0 million, a third quarter 2009 inventory write-down of approximately $3.1 million that primarily related to slow-moving and obsolete legacy product inventory, and severance costs that amounted to approximately $0.8 million.
Selling and Marketing Expenses

	2009	2008	Change	%
Employee Costs	$4,780	$4,583	$197	4%
Travel Expenses	694	799	(105)	-13%
Professional Fees	419	677	(258)	-38%
Other	916	776	140	18%

Total	$6,809	$6,835	(26)	0%
Our selling and marketing expenses consist primarily of employee costs, which include salaries, benefits and commission expenses, consulting fees and travel expenses of direct sales and marketing personnel and other expenses which individually are not material. Our selling and marketing expenses of $6.8 million for 2009 and 2008 were flat year over year. The increase in employee costs in

2009 is primarily due to the addition of sales and business development employees in the fourth quarter of 2009 to bolster our sales efforts in certain markets and in recently announced product offerings. The 2009 decrease in travel costs and professional fees of approximately $0.1 million and $0.3 million is primarily related to our overall cost reduction efforts that occurred throughout 2009.
General and Administrative Expenses

	2009	2008	Change	%
Employee Costs	$3,922	$3,912	$10	0%
Professional Fees	3,880	3,132	748	24%
Bad Debt	1,121	—	1,121	100%
Stock Compensation	855	299	556	186%
Other	2,363	2,112	251	12%

Total	$12,141	$9,455	2,686	28%
Our general and administrative expenses consist primarily of employee costs, professional services, bad debt expenses, stock compensation expenses and other expenses which individually are not material. For the full year ended December 31, 2009, our general and administrative expenses were $12.1 million, or a $2.7 million increase over the same 2008 period. The $2.7 million increase is primarily attributable to a $1.1 million bad debt expense recorded in the third quarter of 2009 related to one of our large international contracts whose collectability was deemed to be uncertain, additional legal expenses and professional service fees of approximately $0.7 million in connection with the contested election of directors and fees related to potential acquisition candidates that were not pursued beyond the due diligence stage, and $0.6 million in additional stock compensation expenses due primarily to restricted stock awards granted our non-employee directors in the fourth quarter of 2009 pursuant to the non-employee director compensation program adopted by the Board in October 2009. These non-employee director awards offset substantial reductions in director cash compensation and meeting fees going forward.
Research and Development Expenses

	2009	2008	Change	%
Employee Costs	$7,977	$8,435	$(458)	-5%
Professional Services	722	1,205	(483)	-40%
Depreciation	622	865	(243)	-28%
Other	90	284	(194)	-68%

Total	$9,411	$10,789	(1,378)	-13%
Our research and development expenses consist primarily of employee costs, professional service expenses, depreciation expense and other costs associated with the development of new product initiatives, such as our LightHouse and Stratum initiatives, along with maintaining and upgrading our current product lines which individually are not material. Our research and development expenses for the full year ended December 31, 2009 were $9.4 million, or a $1.4 million decrease, over the same 2008 period. The decrease in our research and development expenses for 2009 is primarily related to reductions in the work force, reduced consulting and professional fees and lower depreciation expenses due to reduced capital spending.
Severance Expense
Severance expense primarily consists of wages, benefits and outplacement costs at a time when an employee is terminated. In 2009, we had three instances where we reduced and re-aligned our work force to reduce costs and to further streamline and improve our business. During the third quarter of 2009, we developed a plan to significantly reduce and restructure our workforce across all levels of the organization in an effort to reduce costs and to better align our human resources to match ongoing revenue streams. The total severance associated with this action was $1.4 million of which $0.5 million was recorded to cost of sales while $0.9 million was recorded as an operating expense. In addition, in the third quarter of 2009, we also incurred a $0.2 million charge related to the departure of our former chief financial officer. During the first and second quarters of 2009, we implemented certain initiatives aimed at increasing efficiency and decreasing costs, which included reductions in our professional services, operations and marketing staff. Severance expense associated with these actions was $0.3 million. Cash payments related to the aforementioned actions were $1.5 million in 2009. As of December 31, 2009, we had $0.4 million accrued on our balance sheet related to this action, which was paid in early 2010.
During the first quarter of 2008, we reduced our engineering and senior management staff, made changes to our field service and sales staffing, and realigned existing resources to new projects. The severance costs associated with this program amounted to approximately $0.4 million. In addition, we incurred severance costs in the fourth quarter related to the separation of two senior executives and one other executive that amounted to approximately $0.4 million. All cash payments related to this action have been paid in 2008 and no further expense is expected.

Long-Lived Asset Impairments
We perform impairment reviews on our long-lived assets upon a change in business conditions or upon the occurrence of a triggering event. In mid-December 2009, we learned that Verizon, a major customer of our LoopCare post-warranty software maintenance services, would not renew its direct contract with us for those services following the contract’s expiration date on December 31, 2009, but would instead consolidate its purchase of maintenance services (including LoopCare and 4TEL post-warranty services) through a single large supplier. We are currently in discussions with the supplier for the continuing provision of the LoopCare post-warranty maintenance services to Verizon. However, based on this “triggering event” we evaluated the carrying value of the intangible asset related to our LoopCare post-warranty intangible asset using an undiscounted cash flow model, and determined the asset to be impaired. We then performed a valuation on this asset to determine its fair value. Through this valuation process, we determined that the fair value of this asset approximated $2.3 million compared to its current carrying value of $29.3 million and, as such, took an impairment charge of approximately $27.0 million in the fourth quarter of 2009. In addition, through this valuation process, we determined that a fifteen year life, instead of life of approximately forty-six years, on this asset is more indicative of current market and technological conditions, as well as the anticipated future ability to extend existing maintenance agreements. Earlier in the year, we also recorded a $0.4 million charge for impairments in various other long-lived assets.
In 2008 we determined that certain long-lived assets, primarily related to assets acquired as part of our Emerson acquisition, were impaired and an impairment loss of $0.2 million was recorded to reflect these assets at their fair market value.
Other Income, (net)
Other income, which consists primarily of interest income, was $0.6 million for 2009, compared to $1.3 million for 2008. The $0.7 million decrease in other income is due primarily to lower interest yields on our investment balances due to the overall decline in economic market conditions.
(Benefit)/Provisions for Income Taxes
For the year ended December 31, 2009, we recorded a total income tax benefit of approximately $0.9 million. The primary reason for this income tax benefit was the $1.1 million benefit associated with the impairment of our LoopCare intangible asset, whereby we reduced a deferred tax liability on our balance sheet. This benefit was offset by income tax expenses primarily related to foreign income tax obligations generated by profitable operations in certain foreign jurisdictions. This compares to the same 2008 period whereby we recorded $1.1 million of income tax expenses primarily related to foreign tax obligations generated by our profitable foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions in all jurisdictions. Additionally, we continued to record a valuation allowance against U.S. federal, certain foreign and certain state net operating losses incurred in 2009 as the tax benefit was deemed more than likely not to be realizable in future periods.
Loss from Continuing Operations and Loss Per Share from Continuing Operations:
For the year ended December 31, 2009, our net loss from continuing operations was approximately $36.0 million compared to a net loss of $3.0 million from continuing operations for the year ended December 31, 2008 for the reasons stated above. Our basic and diluted loss from continuing operations per common share was $(2.83) for 2009 versus a loss of $(0.23) for 2008. Diluted weighted average shares of common stock and equivalents outstanding were 12.7 million and 13.1 million in 2009 and 2008, respectively.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
Revenue

	2008	2007	Change	%
System Test Products	$18,061	$23,480	$(5,419)	-23%
MCU	8,936	12,663	(3,727)	-29%

Total Products	26,997	36,143	(9,146)	-25%
Services	22,055	15,689	6,366	41%

Total Revenue	$49,052	$51,832	$(2,780)	-5%
Our total revenues for the year ended December 31, 2008 were $49.1 million, a decrease of $2.8 million, or 5%, compared to our total revenues of $51.8 million for the year ended December 31, 2007. For the full year 2008, our total product revenues amounted to $27.0 million compared to $36.1 million for the same 2007 period, a decrease of $9.1 million or 25%; however, our full year 2008 service revenue increased by $6.3 million to $22.1 million from $15.7 million in the same 2007 period.
The decline in our 2008 product line revenues of $9.1 million is primarily due to the decrease in our legacy test product lines as well as our MCU product lines. Our Systems Test product revenues for 2008, which include the product families of DigiTest, LDU and N(x)Test and associated software applications and license fees, were $18.1 million, a decrease of approximately $5.4 million, or 23% from the prior year. Our Systems Test product line revenue decreased in 2008 primarily as a result of significant revenue from certain international projects involving DigiTest products at the end of 2007. This decline was offset, in part, by increased sales of LDU products and software applications in both international and domestic markets and our first domestic sale of the DigiTest ICE product in 2008. The Systems Test product line revenue accounted for 37% of 2008 revenue compared to 46% of 2007 revenue. During 2008, we continued to experience lower sales to independent carriers than those experienced in 2007 due to changes in network deployment architecture. Sales of our MCU product line in 2008 were $8.9 million, compared to $12.7 million in the previous year, which represents a decrease of approximately $3.8 million, or 29%. While the MCU is a mature product, it continued to provide meaningful contribution to revenue in 2008. The decline in MCU revenue was primarily due to the non-recurrence of a large project in one of our major domestic carriers, as well as lower capital spending by our customers in traditional POTS networks. The MCU product line accounted for approximately 18% of 2008 revenue compared to 24% of our 2007 revenue.
Our services revenue consists of installation oversight and product management services provided to customers and fees from software maintenance agreements. Services revenue was approximately $22.1 million in 2008 compared to $15.7 million in 2007. The increase in 2008 is largely due to the inclusion of a full year’s revenue contribution from contracts acquired from the 2007 BTD acquisition. Services revenue accounted for approximately 45% of 2008 revenue, compared to 30% of 2007 revenue.
Gross Margin
Our 2008 gross margin for 2008 was $24.7 million compared to $28.6 million for 2007, a decrease of approximately $3.9 million, or 14%, from the previous year. Gross profit as a percentage of revenue decreased to 50% for 2008 from 55% for 2007. The decrease in gross profit was due primarily to the approximate 5% decline in revenue and a change in the product sales mix. Additionally, gross profit for 2008 included charges related to impairments of certain intangible assets as well as inventory obsolescence charges associated with our move to two new contract manufacturers from a former contract manufacturer. Both of these charges totaled approximately $1.0 million.
Selling and Marketing Expenses

	2008	2007	Change	%
Employee Costs	$4,583	$4,887	$(304)	-6%
Travel Expenses	799	936	(137)	-15%
Professional Fees	677	1,019	(342)	-34%
Other	776	965	(189)	-20%

Total	$6,835	$7,807	(972)	-12%
Our selling and marketing expenses consist primarily of employee costs, which include salaries, benefits, and commission expenses, travel expenses of direct sales and marketing personnel, and professional fees and other expenses which individually are not material. Our overall, selling and marketing expenses for 2008 were $6.8 million, or 14% of revenue, compared to $7.8 million, or 15% of revenue for 2007. The decrease in selling and marketing expenses is primarily due to reductions in the work force which occurred in early 2008 and declines in travel related expenses, consulting fees and stock compensation expenses, which is included in “other” expenses.
General and Administrative Expenses

	2008	2007	Change	%
Employee Costs	$3,912	$3,901	$11	0%
Professional Fees	3,132	2,367	765	32%
Stock Compensation	299	494	(195)	-39%
Other	2,112	2,940	(828)	-28%

Total	$9,455	$9,702	(247)	-3%
Our general and administrative expenses consist primarily of employee costs, which include salaries and benefits for finance, administrative and general management personnel, professional fees which consist primarily of accounting, legal and insurance expenses, stock compensation expenses and other expenses which individually are not material. For the year ended December 31, 2008, our general and administrative expenses for 2008 were $9.5 million, or approximately 19% of total revenue compared to $9.7 million, or 19% of total revenue for 2007. The decrease of $0.2 million in our 2008 general and administrative expenses is primarily attributable to the reversal of stock compensation expense in 2008 related to forfeiture of performance-based restricted shares that were granted to certain members of management in 2007 partially offset by the increase in professional fees of $0.8 million.
Research and Development Expenses

	2008	2007	Change	%
Employee Costs	$8,435	$8,430	$5	0%
Professional Services	1,205	1,277	(72)	-6%
Depreciation	865	830	35	4%
Other	284	450	(166)	-37%

Total	$10,789	$10,987	(198)	-2%
Our research and development expenses consist primarily of employee costs, professional services, depreciation expense and other costs associated with the development of new product initiatives, such as our LightHouse product line along with maintaining and upgrading our existing product lines, which individually are not material. Our research and development expenses were comparable for 2008 and 2007 as our expenses in this area were $10.8 million and $11.0 million, respectively.
Severance Expense
During 2008, we reduced our engineering and senior management staff, made changes to our field service and sales staffing, and realigned existing resources to new projects. The severance costs associated with this program amounted to approximately $0.8 million. All cash payments related to this action have been paid in 2008 and no further expense is expected.
During the fourth quarter of 2007, our former chief executive officer and president and two other senior executives terminated employment with us. The costs associated with these separations amounted to approximately $0.8 million. An additional cost of $0.1 million was recorded for employee severance costs in relation to other restructuring activity. All cash payments related to this action have been paid in 2007 and no further expense is expected.
Long-Lived Asset Impairments
Due to a decline in the trading price of our shares during the fourth quarter of 2007 along with lower projected revenues for 2008, we reviewed our goodwill carrying balance at the end of 2007 and found the entire remaining carrying balance to be impaired and thus recorded a non-cash charge of approximately $20.0 million in the fourth quarter of 2007. In addition, certain other indefinite lived assets were reviewed and also found to be impaired, thus we incurred additional an impairment charge of approximately $1.1 million in the fourth quarter of 2007.

Other Income, (net)
Other income, which consists primarily of interest income, was $1.3 million for 2008 as compared to $2.8 million for 2007. The $1.5 million decrease in other incomes is primarily a result of lower interest yields on our investment balances due to the overall decline in economic conditions in 2008.
Provisions for Income Taxes
For the years ended December 31, 2008 and 2007, our income taxes provision was approximately $1.1 million and $1.2 million, respectively. During 2008 and 2007, the provision for income taxes was primarily related to foreign income tax obligations generated by profitable operations in certain of our foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions in all jurisdictions. Additionally, we continued to record a valuation allowance against U.S. federal, certain foreign and certain state net operating losses incurred in 2008 and 2007 as the tax benefit was deemed more likely than not to be unrealizable in future periods.
Loss from Continuing Operations and Loss Per Share from Continuing Operations
For the year ended December 31, 2008, our loss from continuing operations was approximately $3.0 million compared to a net loss of $19.3 million from continuing operations the year ended December 31, 2007 for the reasons stated above. Our basic and diluted loss from continuing operations per common share was $(0.23) for 2008 versus a loss of $(1.46) for 2007. Diluted weighted average shares of common stock and equivalents outstanding were 13.1 million and 13.2 million in 2008 and 2007, respectively.
Liquidity and Capital Resources
We have historically met our working capital and capital spending requirements, including the funding for expansion of operations, product developments and acquisitions, through net cash flows provided by operating activities. Our principle source of liquidity is our operating cash flows and cash on our balance sheet. Our cash, cash equivalents and short-term investments are unrestricted and available for corporate purposes, including acquisitions, research and development and other general working capital requirements. In addition, there are no material restrictions on our ability to transfer and remit funds among our international affiliated companies. Our cash and cash equivalents and short-term investments increased to $66.0 million at December 31, 2009 from $60.4 million at December 31, 2008. The increase in cash and cash equivalents and short term investments from December 31, 2008 is largely attributable to positive cash flow from operations and proceeds received from the divesture of our cable product line which were offset by capital expenditures and the repurchase of our common shares under our Board-approved stock repurchase plan. We believe we have sufficient cash balances to meet our cash flow requirements and growth objectives over the next twelve months.
Excluding discontinued operations, we had working capital of $69.2 million as of December 31, 2009, a decrease of $3.1 million, or 4%, from the $72.3 million of working capital as of December 31, 2008. Overall, we generated cash from operating activities of $3.7 million in 2009 compared to $4.6 million in 2008. The $0.9 million decrease in cash flow from operating activates is primarily attributable to the overall reduction in net working capital. In 2008, we generated cash from operating activities of $4.6 million compared to $10.4 million in 2007. The decrease in cash flow is attributable to payments in 2008 related to certain inventory components, warranty items and royalty obligations that had grown in 2007.
Excluding discontinued operations, cash provided by investing activities in 2009 was approximately $4.5 million and included approximately $3.2 million in proceeds and note repayments received from the divestiture of our cable product line, redemptions of short term investments in the amount of $2.4 million offset by $0.3 million in acquired assets along with capital expenditures of $0.8 million. This compares to the same 2008 period in which we had cash used for investing activities of approximately $2.0 million, whereby we purchased net short-term investments of $1.8 million and incurred capital expenditures of approximately $0.5 million. Capital expenditures, including capitalized software, were $0.8 million, $0.5 million and $2.3 million in the years ended December 31, 2009, 2008 and 2007, respectively. Planned capital expenditures for 2010 are in the range of $0.7 million to $1.2 million.
We were party to a three-year $25.0 million unsecured revolving credit facility, which expired in December 2009. We believe that our cash balances are sufficient to meet our obligations in the near future and, on that basis, decided not to renew the credit facility when it expired.
The decline in global economic conditions that began in 2008 had an adverse effect on the performance due to lower yields on our investment portfolio. Interest income for the year ended December 31, 2009 was $0.3 million compared to $1.5 million and $2.8 million for the years ended December 31, 2008 and 2007, respectively.
On October 28, 2008, our Board of Directors approved a share repurchase program, pursuant to which the Company could repurchase common stock with an aggregate share value of up to $15 million with no expiration date. Such purchases could be made through open market transactions and privately negotiated transactions at the discretion of executive management, subject to market conditions and other factors. The repurchase program does not obligate us to acquire any particular amount of common stock and, at the Board’s discretion, may be suspended, discontinued or modified at any time. During the fourth quarter of the years ended December 31, 2009 and 2008, we have acquired 79,043 and 496,918 shares pursuant to this program at a total cost of $0.5 million and $2.2 million, respectively.
The impact of inflation on both the Company’s financial position and the results of operations have been minimal and did not adversely affect our 2009, 2008 and 2007 results nor is it expected to adversely affect our 2010 results.
Off-Balance Sheet Arrangements
As a matter of policy, we do not engage in transactions or arrangements with unconsolidated or other special purpose entities.
Commitments and Contractual Obligations
We lease office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility was extended on September 14, 2009 until March 31, 2011. The lease for our Piscataway, New Jersey office expires on April 30, 2012. We also have office leases in Bracknell, United Kingdom; Kontich, Belgium; and Wuppertal, Germany, which expire on December 24, 2012, April 1, 2012, and January 31, 2011, respectively. In the fourth quarter of 2009, we notified the landlord of our Kontich, Belgium office that we planned on terminating our lease in early 2010 in accordance with the provisions of the lease agreement. We are also involved in various month-to-month leases for research and development and office equipment at all three European locations. In addition, all three of the European office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments. None of these commitments are material.
Included in the commitment schedule below are certain purchase obligations primarily arising from non-cancelable, non-returnable agreements with materials vendors. Additionally, we have arrangements with certain manufacturing subcontractors under which we are contingently obligated to purchase $0.1 million of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. This liability has been recorded in the consolidated balance sheet as we have a legal obligation to purchase this inventory as of December 31, 2009. The recording of this obligation in the financial statements did not result in a charge to the Consolidated Statements of Operations as we fully expect to utilize this inventory during the normal course of business.
     Minimum annual future commitments as of December 31, 2009 are (in thousands):
Payments due by period

					More than 5
	Total	Less than 1 year	1-3 years	3-5 years	years

Operating Lease Obligations	$2,023	$968	$1,005	$50	$—

Purchase Obligations	295	183	62	50	—

Uncertain Tax Obligations	738	—	738	—	—

Pension Obligations	1,003	20	—	—	983

Total	$4,059	$1,171	$1,805	$100	$983

     Our lease expense was $1.0 million in 2009, $1.2 million in 2008 and $1.3 million in 2007.
In addition, we are, from time to time, party to various legal claims and disputes, either asserted or unasserted, which arise in the ordinary course of business. While the final resolution of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims will have a material adverse effect on the Company’s consolidated financial position, or annual results of operations or cash flow.

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
Revenue Recognition
We market and sell test system hardware and related software to the telecommunications industry. We follow the revenue recognition accounting guidance for recognizing hardware and software sales. This guidance requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations related to the sale. The bulk of our hardware sales are made to the former large domestic carriers and European telecommunication and other large customers. Delivery terms of hardware sales are predominantly FOB origin. Revenue is recognized for these customers upon shipment against a valid purchase order. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue is deferred unless we can objectively determine delivery occurred before the end of the applicable reporting period. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers, certain international customers and customers in weak financial condition.
For perpetual software license fee and maintenance revenue, we follow the accounting guidance for software revenue recognition, which requires that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software, leaving no significant obligations on our part to perform. We require a customer purchase order or other written agreement to document the terms of a software order and written, unqualified acceptance from the customer prior to revenue recognition. In certain limited cases, however, agreements provide for automatic customer acceptance after the passage of time from a pre-determined event and we have relied on these provisions for an indication of the timing of revenue recognition. In certain cases for orders of custom software, or orders that require significant software customization, we employ contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost in accordance with the accounting guidance for construction-type and certain production-type contracts. The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services may be separated into stand-alone fair values if not already documented in the purchase order or agreement and where list prices or other objective evidence of fair value exists to support such allocation, in accordance with the accounting for revenue arrangements with multiple deliverables. Revenue will not be recognized for any single element until all elements considered essential to the functionality of the delivered elements under the contract are delivered and accepted.
The recognition of revenue requires certain judgment by management. If any undelivered elements, which can include hardware, software or services, are essential to the functionality of the system as defined in the contract, revenue will not be recorded until all of the items considered essential are delivered as one unit of accounting. Although infrequent, in some situations contingencies will be noted by the customer on the written acceptance. In these situations, management will use judgment to determine the importance of such contingencies for recognizing revenue related to the sale. Our general practice is to defer revenue recognition unless these contingencies are inconsequential.
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
Intangible Assets and Goodwill
At December 31, 2009, we had net intangible assets of $7.1 million resulting from the acquisitions of the LoopCare product line in September 2001, the test business of Emerson in February 2006 and the Broadband Test Division of Teradyne, Inc. in August 2007. In connection with these acquisitions, we utilized the accounting guidance associated with business combinations, and goodwill and other intangible assets. This guidance requires that the purchase method of accounting be used for all business combinations and that goodwill, as well as any indefinite-lived intangible assets, not be amortized for financial reporting purposes. Finite-lived intangible assets are amortized on a straight-line basis or an accelerated method, whichever better reflects the pattern in which the economic benefits of the asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
We review our finite-lived intangible assets or fixed assets and their related useful lives whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, including: a change in the competitive landscape; any internal decisions to pursue new or different technology strategies; a loss of a significant customer; or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset or the period of economic benefit has changed. If impairment were indicated, the amount of the impairment would be determined by comparing the carrying value of the asset group to the fair value of the asset group. Fair value is generally determined by calculating the present value of the estimated future cash flows using an appropriate discount rate. The projection of the future cash flows and the selection of a discount rate require significant management judgment. The key assumptions that management must estimate include sales volume, prices, inflation, product costs, capital expenditures and sales and marketing costs. For developed technology, we also must estimate the likelihood of both pursuing a particular strategy and the level of expected market adoption.
In 2009, we had a significant impairment to one of our intangible assets related to the LoopCare product line that was acquired from Lucent in 2001. At the time of the acquisition, the intangible asset was valued at $32 million, with an indefinite life. In 2005, we determined that facts and circumstances which had supported the assignment of an indefinite life to this asset had changed, and we then determined the intangible asset to have a finite useful life of fifty years. In the fourth quarter 2009, facts and circumstances relating to the Company’s LoopCare post-warranty maintenance service agreements again led us to evaluate the life assigned to this intangible asset, as well as its valuation. Specifically, in mid-December of 2009, we learned that Verizon, a major customer of our LoopCare post warranty software maintenance services, was not going to renew its direct contract with Tollgrade that was due to expire on December 31, 2009. Verizon consolidated several vendor relationships through a single large global network equipment manufacturer, including both our LoopCare and 4TEL maintenance contracts. The loss of the direct contract with Verizon was a “triggering event” for us to evaluate the fair market value of the LoopCare intangible asset. Through our overall evaluation process, which included a valuation, we determined that not only the useful life estimate, but the value of the asset itself, was no longer supported. We ultimately determined that the LoopCare intangible asset had a fair value of $2.3 million coupled with a remaining life of fifteen years, versus its remaining carrying value of $29.3 million dollars and a forty-six year remaining life. We feel this current fair value and useful life is more indicative of current market and technological conditions and the life of the existing maintenance agreements.
In 2008 we determined that certain long-lived assets, primarily related to assets acquired as part of our Emerson acquisition, were impaired and an impairment loss of $0.2 million was recorded to reflect these assets at their fair market value.
Due to a decline in the trading price of our shares during the fourth quarter of 2007 along with lower projected revenues for 2008, we reviewed our goodwill carrying balance at the end of 2007 and found the entire remaining carrying balance to be impaired and thus recorded a non-cash charge of approximately $20 million in the fourth quarter of 2007. In addition, certain other indefinite lived assets were reviewed and also found to be impaired, thus we incurred additional an impairment charge of approximately $1.1 million in the fourth quarter of 2007.
Inventory Valuation
We utilize a standard cost system that approximates first-in, first-out costing of our products. Standards are monitored regularly and changes are made on individual parts if warranted; otherwise standard costs, which include material, labor and overhead, are updated annually, generally in the fourth quarter. Excess capacity is not included in the standard cost of inventory. This standard cost update was performed in 2009 and 2008; however, as we transitioned virtually 100% of our in-house manufacturing to a third party sub-contractor as of December 31, 2009, our inventory cost in 2010 will be primarily valued at the purchase price that we will pay the contractor to manufacture our products. We evaluate our inventories on a monthly basis for slow moving, excess and obsolete stock on hand. The carrying value of such inventory that is determined not to be realizable is reduced, in whole or in part, by a charge to cost of sales and reduction of the inventory value in the financial statements. The evaluation process relies in large part on a review of inventory items that have not been sold, purchased or used in production within a one-year period. Management also reviews, where appropriate, inventory products that do not meet this threshold but which may be unrealizable due to discontinuance of products, evolving technologies, loss of certain customers or other known factors. As a result of this comprehensive review process, an adjustment to the reserve for slow moving and obsolete inventory is normally made monthly. Inventory identified as obsolete is also discarded from time to time when circumstances warrant. As part of our review process, in 2009 and 2008, we wrote-down approximately $3.1 million and $0.8 million, respectively, primarily related to slow moving and obsolete inventory.
Inventory valuation is considered a critical accounting estimate since it relies in large part on management judgments as to future events and differing judgments could materially affect reported net income.

Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customers’ ability to pay. We recorded a $1.1 million bad debt reserve in the third quarter of 2009 related to one of our large international contracts whose collectability was deemed to be uncertain.
If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and an additional allowance could be required, which could have a negative impact on our earnings and cash flow.
Income Taxes
We follow the accounting guidance for income taxes, in reporting the effects of income taxes in our consolidated financial statements. Deferred tax assets and liabilities are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We evaluate all remaining deferred tax assets based on our current outlook, and, as of December 31, 2009, all U.S. and certain foreign net operating losses and net deferred tax assets have been eliminated through the recording of a valuation allowance. We recognize interest and penalties related to uncertain tax positions in income tax expense. On January 1, 2007, we adopted accounting for uncertainty in income taxes. The adoption of this interpretation required no material cumulative effect adjustment to be recorded.
Warranty
We record estimated warranty costs on the accrual basis of accounting. These warranty reserves are recorded by applying the five year historical returns percentage to the current level of product shipments within the agreed-upon warranty period. The costs associated with servicing these warranties are updated at least annually.
Pension Benefits
We sponsor defined benefit pension plans for three employees based in Germany, one employee based in Belgium and two employees based in Netherlands in addition to three former employees that were part of our Belgium plan. Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life of employees participating in these plans. This estimation requires our judgment about the discount rate used to determine these obligations, rate of future compensation increases, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
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
Stock-Based Compensation
We recognize stock-based compensation expense for all stock options and restricted stock awards over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). We utilize the Black-Scholes valuation method to establish fair value of all awards. The Black-Scholes valuation method requires that we make certain assumptions regarding estimated forfeiture rates, expected holding period and stock price volatility.
Foreign Currency Translation
Assets and liabilities of our international operations are translated into U.S. dollars using month-end or year-end exchange rates, while revenues and expenses are translated at average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive income (loss). The local currency is the functional currency for all of our locations.
These areas involving critical accounting estimates are periodically reviewed and discussed with the Audit Committee of our Board of Directors.

Recent Accounting Pronouncements
For reference purposes, we list recent accounting pronouncements in Item 8, “Financial Statements and Supplementary Data”, that may have a material impact on our business.

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
In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when the foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Euro and/or the British pound sterling and or the Czech Republic’s Koruna, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tollgrade Communications, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tollgrade Communications, Inc. at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 10, 2010

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
In thousands (except par value)

	December 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$66,046	$57,976
Short-term investments	3	2,419
Accounts receivable:
Trade, net of allowance for doubtful accounts at $1,496 in 2009 and $222 in 2008	6,998	9,392
Other	1,007	632
Inventories	2,119	7,865
Prepaid expenses and deposits	759	1,200
Deferred and refundable income taxes	196	453
Current assets related to discontinued operations	—	4,261

Total current assets	77,128	84,198
Property and equipment, net	3,101	2,661
Intangibles	7,110	36,678
Deferred tax assets	119	81
Other assets	229	262
Noncurrent assets related to discontinued operations	—	467

Total assets	$87,687	$124,347

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$927	$1,227
Accrued warranty	504	926
Accrued expenses	2,319	1,511
Accrued salaries and wages	1,190	354
Accrued royalties payable	137	288
Income taxes payable	393	268
Deferred revenue	2,463	3,024
Current liabilities related to discontinued operations	—	1,125

Total current liabilities	7,933	8,723
Pension obligation	983	889
Deferred tax liabilities	290	1,792
Other tax liabilities	738	489

Total liabilities	9,944	11,893
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.20 par value 50,000 authorized shares, issued shares, 13,788 in 2009 and 13,733 in 2008	2,746	2,744
Additional paid-in capital	75,244	73,923
Treasury stock, at cost, 1,151 shares in 2009 and 1,072 shares in 2008	(8,563)	(8,081)
Retained earnings	9,543	45,748
Accumulated other comprehensive loss	(1,227)	(1,880)

Total shareholders’ equity	77,743	112,454

Total liabilities and shareholders’ equity	$87,687	$124,347

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
In thousands (except per share data)

	Years Ended December 31,
	2009	2008	2007

Revenues:
Products	$19,936	$26,997	$36,143
Services	25,005	22,055	15,689

Total revenues	44,941	49,052	51,832
Cost of sales:
Products	11,812	14,181	15,874
Services	7,143	6,146	4,103
Amortization	2,576	3,085	2,199
Inventory write-down	3,070	759	—
Impairment of long-lived assets	27,151	201	1,090
Severance	778	—	—

Total cost of sales	52,530	24,372	23,266

Gross margin	(7,589)	24,680	28,566

Operating expenses:
Selling and marketing	6,809	6,835	7,807
General and administrative	12,141	9,455	9,702
Research and development	9,411	10,789	10,987
Severance expense	1,180	827	922
Impairment of long-lived assets	293	—	20,036

Total operating expense	29,834	27,906	49,454

Loss from operations	(37,423)	(3,226)	(20,888)
Other income	567	1,337	2,770

Loss before income taxes	(36,856)	(1,889)	(18,118)
(Benefit) provision for income taxes	(874)	1,137	1,220

Loss from continuing operations	(35,982)	(3,026)	(19,338)

Loss from discontinued operations	(223)	(4,089)	(6,815)

Net loss	$(36,205)	$(7,115)	$(26,153)

PER SHARE INFORMATION:

Weighted average shares of common stock and equivalents:
Basic	12,683	13,102	13,219
Diluted	12,683	13,102	13,219

Net loss per common share:
Basic	$(2.85)	$(0.54)	$(1.98)
Diluted	$(2.85)	$(0.54)	$(1.98)

Net loss per common share from continuing operations:
Basic	$(2.83)	$(0.23)	$(1.46)
Diluted	$(2.83)	$(0.23)	$(1.46)

Net loss per common share from discontinued operations:
Basic	$(0.02)	$(0.31)	$(0.52)
Diluted	$(0.02)	$(0.31)	$(0.52)
The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholder’s Equity
In thousands

							Accumulated
							Other		Other
	Common Stock		Additional	Treasury Stock		Retained	Comprehensive		Comprehensive
	Shares	Amount	Paid-In	Shares	Amount	Earnings	Loss	Total	Loss

Balance at December 31, 2006	13,709	$2,742	$72,477	462	$(4,791)	$79,016	$—	$149,444

Exercise of Common Stock Options	10	2	87					89

Tax Benefit from exercise of stock options			10					10
Purchase of Treasury Stock				113	(1,109)			(1,109)
Compensation expense for options and restricted stock, net	12		815					815
Actuarial gain, net of tax							32	32	$32
Foreign currency translation							(128)	(128)	(128)
Net Loss						(26,153)		(26,153)	(26,153)

Comprehensive Loss								—	$(26,249)

Balance at December 31, 2007	13,731	2,744	73,389	575	(5,900)	52,863	(96)	123,000

Purchase of Treasury Stock				497	(2,181)			(2,181)
Compensation expense for options and restricted stock, net	2		534					534
Actuarial gain, net of tax							87	87	$87
Foreign currency translation							(1,871)	(1,871)	(1,871)
Net Loss						(7,115)		(7,115)	(7,115)

Comprehensive Loss									$(8,899)

Balance at December 31, 2008	13,733	2,744	73,923	1,072	(8,081)	45,748	(1,880)	112,454

Exercise of Common Stock Options	10	2	52					54
Purchase of Treasury Stock				79	(482)			(482)
Compensation expense for options and restricted stock, net	45		1,269					1,269
Actuarial loss net of tax							(13)	(13)	$(13)
Foreign currency translation							666	666	666
Net Loss						(36,205)		(36,205)	(36,205)

Comprehensive Loss									$(35,552)

Balance at December 31, 2009	13,788	$2,746	$75,244	1,151	$(8,563)	$9,543	$(1,227)	$77,743

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(36,205)	$(7,115)	$(26,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	223	4,089	6,815
Depreciation and amortization	3,761	4,559	3,588
Impairment of long-lived assets	27,444	201	21,126
Valuation allowance	—	123	9,922
Compensation expense related to stock plans	1,236	468	727
Gain on disposed assets	(42)	—	—
Deferred income taxes	(1,030)	182	(9,435)
Excess tax benefits from share based compensation	—	—	(10)
Write-down of inventory	3,070	759	—
Provision for losses on inventories	231	969	875
Provision for allowance for doubtful accounts	1,119	100	86
Changes in assets and liabilities, net of acquisitions:
Accounts receivable — trade	2,362	3,782	2,998
Accounts receivable — other	786	1,215	(37)
Inventories	2,445	348	(1,750)
Refundable income taxes	—	—	897
Prepaid expenses and deposits	284	(375)	(224)
Accounts payable	(1,276)	(3,431)	1,656
Accrued warranty	(434)	(218)	(125)
Accrued expenses, deferred revenue and salaries and wages	(310)	(417)	(1,640)
Accrued royalties payable	(152)	(383)	488
Income taxes payable	114	(287)	557

Net cash provided by discontinued operations:	57	38	31

Net cash provided by operating activities:	3,683	4,607	10,392

Cash flows from investing activities:
Proceeds from sale of assets	3,074	265	892
Proceeds from note receivable	112	—	—
Purchase of Ericsson test business	(300)	—	—
Purchase of BTD from Teradyne	—	—	(11,855)
Purchase of investments	—	(4,266)	(12,194)
Redemption/maturity of investments	2,416	2,479	16,885
Capital expenditures, including capitalized software	(762)	(469)	(2,293)

Net cash used in investing activities of discontinued operations:	(57)	(38)	(31)

Net cash provided by (used in) investing activities:	4,483	(2,029)	(8,596)

Cash flows from financing activities:
Repurchase of treasury shares	(482)	(2,181)	(1,109)
Proceeds from the exercise of stock options	54	—	89
Excess tax benefit from share based compensation	—	—	10

Net cash used in financing activities:	(428)	(2,181)	(1,010)

Net increase in cash and cash equivalents	7,738	397	786

Effect of exchange rate change on cash and cash equivalents	332	(643)	58

Cash and cash equivalents at beginning of year	57,976	58,222	57,378

Cash and cash equivalents at end of year	$66,046	$57,976	$58,222

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$7	$14	$3
The accompanying notes are an integral part of the consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
Tollgrade Communications, Inc. and subsidiaries design, engineer, market and support centralized test and measurement systems and service offerings to the telecommunications and power utility markets in the United States and in certain international markets.
We reported our quarterly results for the first three interim periods of 2009 based on fiscal quarters ending March 28, 2009, June 27, 2009 and September 26, 2009 and for the fourth interim period ended December 31, 2009. We reported our quarterly results for the first three interim periods of 2008 based on fiscal quarters ending March 29, 2008, June 28, 2008 and September 27, 2008 and for the fourth interim period ended on December 31, 2008.
In 2010, we will report our quarterly results for the first three interim periods based on the periods ending March 31, 2010, June 30, 2010 and September 30, 2010. For consistency in reporting, the 2009 fiscal quarterly periods will be changed, which may result in a change in the total assets, liabilities, equity, revenues and expenses and net loss from those amounts which were previously reported.
USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The actual results of the Company could differ from those estimates.
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
CASH AND CASH EQUIVALENTS
We consider highly liquid investments with a maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained at one financial institution. No collateral or security is provided on these deposits, other than $250,000 of deposits which is insured by the Federal Deposit Insurance Corporation.
INVESTMENTS
Short-term investments at December 31, 2009 and 2008 primarily consisted of individual municipal bonds stated at cost, which approximated market value. These securities have maturities of more than three months and less than one year from the date of purchase and/or contain a callable provision in which the bonds can be called within one year from date of purchase. The primary investment purpose is to provide a return on investment of funds held for future business purposes, including acquisitions and capital expenditures. Realized gains and losses are computed using the specific identification method. These debt securities are classified as “held to maturity,” and are recorded at amortized cost, which approximates market value.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
INVENTORIES
Inventories are stated at the lower of cost or market, on a first-in, first-out basis. Excess capacity is not included in the standard cost of inventory. We evaluate our inventories on a periodic basis for slow moving, customer consumption rates on our legacy product lines, end of life products due to technology changes, excess quantities and obsolete stock on hand. The carrying value of such inventory that is determined not to be realizable is reduced, in whole or in part, by a charge to cost of sales. The evaluation process relies in large part on a review of inventory items that have not been sold, purchased or used in production within a one-year period. Management also reviews, where appropriate, inventory products that do not meet this threshold but which may be unrealizable due to discontinuance of products, evolving technologies, loss of certain customers or other known factors.
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
VALUATION OF LONG-LIVED ASSETS
We assess potential impairments to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.
PRODUCT WARRANTY
We record estimated warranty costs on the accrual basis of accounting. These warranty reserves are recorded by applying the five year historical returns percentage to the current level of product shipments within the agreed-upon warranty period. The costs associated with servicing these warranties are updated at least annually.
REVENUE RECOGNITION
We market and sell test system hardware and related software to the telecommunications industry. We follow the revenue recognition accounting guidance for recognizing hardware and software sales. This guidance requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations related to the sale. The bulk of our hardware sales are made to the former large domestic carriers and European telecommunication companies and other large customers. Delivery terms of hardware sales are predominantly FOB origin. Revenue is recognized for these customers upon shipment against a valid purchase order. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue is deferred unless we can objectively determine delivery occurred before the end of the applicable reporting period. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers, certain international customers and customers in weak financial condition.
For perpetual software license fee and maintenance revenue, we follow the accounting guidance for software revenue recognition, which requires that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software, leaving no significant obligations on our part to perform. We require a customer purchase order or other written agreement to document the terms of a software order and written, unqualified acceptance from the customer prior to revenue recognition. In certain limited cases, however, agreements provide for automatic customer acceptance after the passage of time from a pre-determined event and we have relied on these provisions for an indication of the timing of revenue recognition. In certain cases for orders of custom software, or orders that require significant software customization, we employ contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost in accordance with the accounting guidance for construction-type and certain production-type contracts. The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services may be separated into stand-alone fair values if not already documented in the purchase order or agreement and where list prices or other objective evidence of fair value exists to support such allocation, in accordance with the accounting for revenue arrangements with multiple deliverables. Revenue will not be recognized for any single element until all elements considered essential to the functionality of the delivered elements under the contract are delivered and accepted.
The recognition of revenue requires certain judgment by management. If any undelivered elements, which can include hardware, software or services, are essential to the functionality of the system as defined in the contract, revenue will not be recorded until all of the items considered essential are delivered as one unit of accounting. Although infrequent, in some situations contingencies will be noted by the customer on the written acceptance. In these situations, management will use judgment to determine the importance of such contingencies for recognizing revenue related to the sale. Our general practice is to defer revenue recognition unless these contingencies are inconsequential.
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
COST OF SALES
Cost of sales includes the charges associated with the manufacturing of our products. These costs consist primarily of material cost, outside manufacturing costs, salaries and wages, depreciation and amortization expenses, rent expense, inventory write-downs, obsolescence, and slow-moving reserves as well as warranty costs, and production overhead. As of December 31, 2009, almost all in-house production has been outsourced to a third party sub-contractor.

SHIPPING AND HANDLING COSTS
Costs incurred for shipping and handling are included in the cost of equipment and service. Amounts billed to a customer for shipping and handling are reported as revenue.
INTANGIBLE ASSETS
Accounting guidance for goodwill and other intangible assets, requires that indefinite-lived intangible assets and goodwill be tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying value exceeds fair value. With respect to goodwill in 2007, we determined that we had one reporting unit and performed our annual impairment test as of December 31, 2007. At December 31, 2007, we based step one of our goodwill impairment testing on a comparison of fair value, which we estimated based on our market capitalization and an estimated control premium, to the Company’s book value. Our analysis work in step two indicated a 100% impairment of goodwill in 2007 as a result of a decline in our share price in the fourth quarter of 2007. Historically, indefinite lived intangible assets were valued using the relief from royalty method with no residual value. Regarding indefinite lived intangible assets, during 2007 our annual impairment tests indicated partial impairment and the results of our review of useful lives, based on current events and circumstances, required the assignment of definite lives to these assets. Refer to Note 4 for further discussion of these impairment charges. During 2009 and 2008, we had no goodwill or indefinite-lived intangible assets.
The values assigned to finite-lived assets were determined using an undiscounted cash flow model and no residual value. Furthermore, the accounting guidance requires purchased intangible assets with a finite life to be amortized over their useful lives using a methodology which reflects the pattern in which the economic benefit of the assets is consumed. Amortization of these assets is generally straight-line. All amortization of intangible assets is recorded in cost of sales.
Finite-lived intangibles and their related useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable or the period of economic benefit has changed. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the related asset or group of assets to estimated undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of an asset exceeds its fair value, which is generally estimated based on future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset exceeds the fair value of the asset. If the estimate of an intangible asset’s remaining useful life would be changed, the remaining carrying amount of the intangible asset would be amortized prospectively over the revised remaining useful life.
At the end of 2009, we had a triggering event which required us to review the recoverability of the intangible asset associated with our Loopcare post-warranty software maintenance agreements. Through our evaluation process, we determined that the fair value of this asset approximated $2.3 million compared to its then remaining carrying value of $29.3 million and as such, took an impairment charge of approximately $27.0 million in the fourth quarter of 2009. The premise of the valuation is based on the highest and best use of the asset by market participants.
RESEARCH AND DEVELOPMENT COSTS
Research and development costs, which consist primarily of employee costs, are charged to operations as incurred; however, certain research and development costs that apply to specific customer application/support work or repair and maintenance work are captured and allocated back to cost of sales. As of December 31, 2009, 2008, and 2007, research and development costs that were allocated back to cost of sales amounted to $1.5 million, $1.4 million and $1.1 million, respectively.
CAPITALIZED SOFTWARE COSTS
In accordance with accounting guidance for costs of computer software to be sold, leased or otherwise marketed, any costs incurred to establish the technological feasibility of software to be sold or otherwise marketed are expensed as research and development costs. Costs incurred subsequent to the establishment of technological feasibility, and prior to the general availability of the product to the public are capitalized. Software related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life. We define technological feasibility as coding and testing in accordance with detailed program designs. Such costs are generally amortized over five years.
INCOME TAXES
In accordance with accounting guidance for income taxes, deferred tax liabilities and assets are determined based on the “temporary differences” between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Effective January 1, 2007, we adopted accounting for uncertainty in income taxes, which clarifies the accounting for uncertainties in income taxes recognized on an enterprise’s financial statements. There was no material cumulative effect as a result of this adoption.
We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the recorded deferred tax asset, if any, associated with the award that was recorded.

SEGMENT INFORMATION
We follow the accounting guidance for disclosures about segments of an enterprise and related information. This statement establishes standards for reporting information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. We manage and operate our business as one operating segment. Operating results are regularly reviewed by our chief operating decision maker regarding decisions about the allocation of resources and to assess performance.
RECLASSIFICATIONS
Certain reclassifications for discontinued operations have been made to prior year amounts to conform to the current year presentation.
RECENT ACCOUNTING PRONOUNCEMENTS
     Fair Value Measurements: In February 2008, accounting guidance was issued on fair value measurements. The accounting guidance delayed the effective date for the application of recently adopted accounting for fair value measurements to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. Management has determined that the adoption of these changes did have a material impact on the Consolidated Financial Statements. See footnote 4 for impact and disclosures related to fair values measurement to nonfinancial assets.
     Factors used to Determine Useful Life of Intangible Assets: In April 2008, the FASB issued a staff position that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of this staff position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This staff position applies to all intangible assets, whether acquired in a business combination or otherwise, and is to be applied prospectively to intangible assets acquired on or after January 1, 2009. The adoption of this staff position did not have a material effect on our consolidated financial statements.
     Disclosure for Pension and other Postretirement Plan Assets: In December 2008, the FASB issued a staff position that provides guidance on an employer’s disclosures about defined benefit pension or other postretirement plan assets, including investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets. This staff position is effective on December 31, 2009. The adoption of this staff position did not have a material effect on our consolidated financial statements. See note 8 for disclosures related to pension plan assets..
     Fair Value Disclosures in Interim and Annual Reports: In April 2009, new accounting guidance was issued to enhance disclosures of the fair value of financial instruments for both interim and annual periods. The Company adopted the new accounting guidance as of June 30, 2009.
     Subsequent Events Disclosure: In May 2009, the FASB issued a statement that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of the new statement on June 30, 2009 had no impact on the financial statements as management already followed a similar approach prior to the adoption of this standard.
     References of Accounting Standards: In June 2009, Accounting Standards Codification TM was issued and replaces the previously issued authoritative accounting guidance. The new accounting guidance identifies the source of authoritative accounting principles recognized by the Financial Accounting Standards Board to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. The Company adopted the new accounting guidance as of September 30, 2009.
     Revenue Recognition for Multiple-Deliverable Arrangements: In October 2009, new accounting guidance was issued for revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new accounting guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The company is still evaluating the impact of adopting the new guidance. The impact on the Company’s financial position, results of operations and cash flows will depend on the types of future arrangements.

     Revenue Recognition for Certain Arrangements that Include Software Elements: In October 2009, new accounting guidance was issued for revenue arrangements that include both tangible products and software elements. This new accounting guidance affects companies that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. Additionally, clarification is given regarding what guidance should be used in allocation and measuring revenue. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The company is still evaluating the impact of adopting this new guidance. The impact on the Company’s financial position, results of operations and cash flows will depend on the types of future arrangements.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
We have one active equity compensation plan. Our 2006 Long-Term Incentive Compensation Plan (the “2006 Plan”) was adopted by our Board of Directors in March 2006 and was approved by our shareholders in May 2006. The 2006 Plan originally authorized up to 1,300,000 shares for issuance under the Plan, and was amended during 2009 to increase the shares authorized for issuance under the 2006 Plan to 2,800,000 shares. This amendment was adopted by our Board of Directors in May 2009 and approved by our shareholders in August 2009. Awards under the 2006 Plan may be granted to directors, officers and employees in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units.
The 2006 Plan was intended to replace our 1995 Long-Term Incentive Compensation Plan (the “1995 Plan”) and 1998 Employee Incentive Compensation Plan (the “1998 Plan”), the terms of which provided that no further awards could be granted under these plans beyond October 15, 2005 and January 29, 2008, respectively.
Options granted under our equity compensation plans prior to 2007 generally vested over a two-year period with one-third vesting upon grant. Beginning in 2007, options were granted which generally vest over a three-year period, with one-third vesting at the end of each year during such period. Options granted under our equity compensation plans expire ten years from the date of grant.
As of December 31, 2009 and December 31, 2008, there were 1,577,557 and 459,039 shares authorized but not granted under the 2006 Plan, respectively. During 2009 and 2008, the Company granted from the 2006 Plan 615,500 and 684,400 options to 39 and 135 employees, respectively. There were no options granted by the Company from the 1998 Plan in 2009 and 2008.
During 2009 and 2008, the Board of Directors approved the issuance of 45,037 and 11,540 restricted shares under the 2006 Plan, respectively. The 45,037 restricted shares granted during 2009 were issued to eight non-employee members of our Board of Directors. In 2008, 2,463 restricted shares were issued to one non-employee member of the Board of Directors and 9,077 restricted shares were issued to certain employees. The restricted share awards granted during 2008 and 2009 to non-employee directors were subject to a one-year period of restriction, and provide each director the right to receive the shares one year following the date of grant, regardless of whether the director is still serving on the Board of Directors, unless the director is removed from the Board for cause during the period of restriction. During the one year restriction period, directors can vote but are not permitted to trade restricted shares.
Certain of the shares subject to the restricted share awards granted during 2008 to employees were subject to performance-based restrictions, and the remaining shares were subject to time-based restrictions. Of the 9,077 restricted shares awarded during 2008, 6,049 have been forfeited subject to the terms of such awards, either due to termination of employment during the period of restriction or because we did not achieve the required performance targets.
Stock-Based Compensation Expense
Stock based compensation is based on the fair value of share-based payment awards on the date of grant using the black-scholes option pricing model and the following weighted average assumptions for the options granted during the years ended December 31, 2009, 2008 and 2007:

	Year Ended	Stock Options Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
|	| |
Weighted average grant date fair values	$2.60	$2.68	$3.69
Expected life (in years)	5.0	5.0	5.0
Risk free interest rate	1.9%	2.8%	3.6%
Expected Volatility	53.8%	48.1%	48.6%
Expected volatility is based on historical stock price over the estimated holding period. The estimated holding period is primarily based on historical experience. The expected life of options granted is based on historical stock option exercise data. The risk free rate is based upon the treasury note applicable for that specific holding period.

Transactions involving stock options under our various plans and otherwise are summarized below:

			Weighted Average
	Number of Shares	Range of Exercise Price	Exercise Price

Outstanding, December 31, 2006	1,358,385	$7.28 - 159.19	$30.24

Granted	160,000	7.78 - 9.84	7.91
Exercised (A)	(10,500)	7.56 - 9.49	8.49
Cancelled/Forfeited/Expired	(67,323)	8.49 - 159.19	43.74

Outstanding, December 31, 2007	1,440,562	7.28 - 159.19	27.28

Granted	684,400	3.27 - 6.57	5.97
Exercised (A)	—	—	—
Cancelled/Forfeited/Expired	(519,472)	6.57 - 55.90	12.16

Outstanding, December 31, 2008	1,605,490	3.27 - 159.19	23.08

Granted	615,500	5.17 - 5.86	5.47
Exercised (A)	(10,000)	5.87 - 6.48	6.11
Cancelled/Forfeited/Expired	(526,195)	3.27 - 159.19	19.10

Outstanding, December 31, 2009	1,684,795	$3.27 - 159.19	$27.29

	Number of Shares

Options exercisable at:
December 31, 2007	1,280,563	$29.70
December 31, 2008	937,757	$35.14
December 31, 2009	957,353	$27.29

(A)	The intrinsic value associated with exercised options which represent the difference between the strike price and the market value of Tollgrade stock at the time of exercise was less than $0.1 million in 2009, 2008 and 2007, respectively.
The following table summarized the status of stock options, outstanding and exercisable, at December 31, 2009:

	Stock Options Outstanding				Stock Options Exercisable
	Number
	Outstanding	Weighted	Weighted		Number	Weighted
	as of	Average	Average	Aggregate	Exercisable as	Average	Aggregate
Range of Exercise	December 31,	Remaining	Exercise	Intrinsic	of December	Exercise	Intrinsic
Prices	2009	Contractual Life	Price ($)	Value ($)	31, 2009	Price ($)	Value (B) ($)
$3.27 - 5.32	151,500	9.14	$4.28	$527,285	61,001	$4.41	$131,306
5.38 - 5.38	311,500	9.07	5.38		20,000	5.38
5.74 - 6.03	148,000	9.91	5.96		35,000	5.74
6.57 - 6.57	357,947	6.95	6.57		175,504	6.57
7.78 - 8.49	248,332	6.68	8.06		198,332	8.13
9.49 - 28.40	251,316	2.38	19.27		251,316	19.27
28.70 - 55.90	110,950	1.11	46.37		110,950	46.37
103.59 - 103.59	5,000	0.75	103.59		5,000	103.59
117.34 - 117.34	88,000	0.52	117.34		88,000	117.34
159.19 - 159.19	12,250	0.49	159.19		12,250	159.19

Total $3.27-159.19	1,684,795	6.29	$18.01	$527,285	957,353	$27.29	$131,306

(B)	The aggregate intrinsic value in the preceding table represents the difference between the strike price and the market value of Tollgrade stock which was $6.04 and $6.33 on December 31, 2009 and December 31, 2008, respectively. The total number of exercisable shares in-the-money was 116,001 and zero shares on December 31, 2009 and December 31, 2008, respectively.

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	No. of Shares	Exercise Price	Contractual Term	Value (1)
Vested	957,353	$27.29	4.32	$131,306
Expected to Vest	727,442	$5.50	9.09	$395,979

Total	1,684,795	$18.01	6.29	$527,285

(1)	The aggregate intrinsic value in the preceding table represents the difference between the exercise price and the value of Tollgrade stock, which was $6.04 and $6.33 on December 31, 2009 and December 31, 2008, respectively.
Unrecognized compensation cost related to stock options and restricted shares granted under our equity incentive plans which is expected to be incurred through 2012 was $1.5 million on December 31, 2009. The unrecognized compensation cost is expected to be recognized over a weighted average period of three years. During 2009, we recorded cash received from the exercise of stock options of $0.1 million. During 2008, there were no stock option exercises. During 2007, we recorded cash received from the exercise of stock options of $0.1 million and related tax benefit of less than $0.1 million.
The shares that were repurchased are being held for later resale or to be utilized under certain employee benefit programs and are not considered cancelled or retired shares.
3. ACQUISITIONS AND DISCONTINUED OPERATIONS
On April 15, 2009, we entered into a multi-year managed services agreement with a leading global network equipment provider, pursuant to which we provide customer support and engineering service capabilities. We entered into this agreement as part of our continued strategic focus to grow our managed services business. In connection with the agreement, we paid $0.3 million for certain assets and hired 22 of their employees. The acquisition was recorded under the purchase method of accounting in accordance with generally accepted accounting pronouncements. Accordingly, the results of operations of the acquired assets are included in our consolidated financial statements for the period ended December 31, 2009.
On May 27, 2009, we completed the sale of our cable product line to private equity buyers in Pittsburgh, Pennsylvania, and recorded a gain of less than $0.1 million. This divesture allowed us to continue our business focus on our core telecommunications markets and customers, as the cable product line no longer supported our refocused growth strategies.
The assets and liabilities, results of operations and cash flows of the cable product line have been classified as discontinued operations in the consolidated financial statements for all periods presented through the date of sale. Cash flows for cable have been segregated in the consolidated statement of cash flows as separate line items within operating and investing activities.
We determined that the operations and cash flows of the cable product line have been eliminated from our ongoing operations as a result of the disposal transaction and that we will not have any significant continuing involvement in the buyer’s operations.
The following table details selected financial information for the cable product line included within discontinued operations:

	Twelve Months Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Revenues:
Products	$2,376	$6,377	$12,750
Services	723	1,795	1,978

	$3,099	$8,172	$14,728

Loss from discontinued operations
Loss from discontinued operations, before tax	$(223)	$(4,089)	$(6,815)
Income tax expense	—	—	—
Loss from discontinued operations, net of tax	$(223)	$(4,089)	$(6,815)

The major classes of assets and liabilities related to discontinued operations are as follows:

December 31, 2008

ASSETS
Accounts receivable trade, net of allowance for doubtful accounts	$1,168
Accounts receivable other	36
Inventories	2,808
Prepaid expenses	249
Property and equipment, net	292
Intangibles and capitalized software, net	174

Assets related to discontinued operations	4,727

LIABILITIES

Accounts payable	38
Accrued warranty	663
Accrued expenses	153
Accrued royalties	11
Deferred revenue	259

Liabilities related to discontinued operations	$1,124

The following condensed pro forma results of operations reflect the pro forma combination of the Company and the acquired BTD business as if the combination occurred as of the beginning of 2007. Revenues for the periods prior to the Company’s ownership were based on historical information provided by Teradyne, Inc. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have been incurred had the BTD acquisition consummated on January 1, 2007. In addition, these results are not intended to be projections of future results.

(In Thousands, Except Per Share
Data)
Unaudited Pro Forma
Year Ended
December 31, 2007
Revenues	$62,986

Loss from operations	$(20,817)

Net loss	$(26,082)

Pro forma basic and diluted loss per share	$(1.97)

Actual basis and diluted loss per share	$(1.98)

4. INTANGIBLES
We perform impairment reviews of our long-lived assets upon a change in business conditions or upon the occurrence of a triggering event. In mid-December 2009, a major customer notified us that they would not be renewing their LoopCare post-warranty software maintenance service agreement with us following the contract’s expiration date on December 31, 2009, but would instead consolidate their purchase of maintenance services (including LoopCare and 4TEL post-warranty services) through a single large supplier. Based on this “triggering event” and following the appropriate accounting guidance, we evaluated the carrying value of the intangible asset related to our LoopCare post-warranty intangible asset using an undiscounted cash flow model, Step 1 impairment review, and found the asset to be impaired. We then performed a valuation of this asset to help determine its fair value. Through this valuation process, we determined that the fair value of this asset approximated $2.3 million compared to its current carrying value of $29.3 million and, as such, took an impairment charge of approximately $27.0 million in the fourth quarter of 2009. The fair value measurement would be considered a Level 3 measurement as the valuation performed to determine the fair value utilized an income approach, specifically, an excess earnings approach. The Company’s significant inputs used in determining the fair value included the Company’s forecasted revenues, direct costs, deprecation and the associated contributory asset charges. The Company used a present value factor of 14% and an estimated 15 year period of forecasted revenues and costs based on the estimated useful life of the intangible asset. The assumptions used were based on a market participant’s view. In addition, through this valuation process, we determined that a fifteen year life, instead of a remaining forty six year life, for this asset is more indicative of current market and technological conditions, as well as the anticipated future ability to extend existing maintenance agreements.
In 2008 we determined that certain long-lived assets, primarily related to assets acquired as part of our Emerson acquisition, were impaired and an impairment loss of $0.2 million was recorded to reflect these assets at their fair market value.
Due to the decline in the value of our shares during the fourth quarter of 2007, we performed an impairment review of our goodwill at its measurement date of December 31, 2007. Since we are a single segment reporting unit, we based our step one goodwill impairment test on a comparison of the estimated fair value of the Company to our net book value. Fair value is considered to be our market capitalization plus an estimated control premium. Based on our work in determining the implicit value of goodwill, we concluded that our goodwill was entirely impaired and consequently recorded a non-cash charge in the fourth quarter of 2007 of approximately $20.0 million.
The following information is provided regarding our intangible assets (in thousands):

	Useful	December 31, 2009
	Life		Accumulated
	(Years)	Gross	Amortization	Impairments	Net

Amortizing Intangible Assets:
Post Warranty Service Agreements	6-15	$37,779	5,438	$26,960	$5,381
Technology	2-10	14,000	12,488	191	1,321
Customer Relationships	5-15	927	613	—	314
Trade names and other	0.5-10	537	443	—	94

Total Intangible Assets		$53,243	$18,982	$27,151	$7,110

	Useful	December 31, 2008
	Life		Accumulated
	(Years)	Gross	Amortization	Impairments	Net

Amortizing Intangible Assets:
Post Warranty Service Agreements	6-50	$37,563	$3,752	$—	$33,811
Technology	2-10	13,987	11,700	30	2,257
Customer Relationships	5-15	904	334	112	458
Trade names and other	0.5-10	534	322	59	152

Total Intangible Assets		$52,988	$16,108	$201	$36,678

Amortization expense was $2.6 million, $3.1 million, and $2.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Differences between reported amortization expense and the change in reported accumulated amortization may vary because of foreign currency translation differences between balance sheet and income statement.
Due to the significant intangible asset impairment charge incurred during the fourth quarter of 2009 related to our LoopCare post-warranty maintenance services described above, we currently estimate an annual reduction of amortization expense of approximate $0.5 million as a result of this impairment. Amortization expense is expected to be approximately $1.6, $1.2, $0.7, $0.6, and $0.5 million for each of the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

5. INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2009	December 31, 2008

Raw materials	$3,584	$4,621
Work in process	830	3,142
Finished goods	2,352	1,782

	6,766	9,545

Reserves for slow moving and obsolete inventory	(4,647)	(1,680)

	$2,119	$7,865

Throughout 2009, we began a program to out-source our in-house production capabilities to third party vendors. As of December 31, 2009, this program is virtually complete. During the third quarter of 2009, we implemented a program to evaluate certain legacy products based on anticipated future consumption and technological end-of-life cycle. As a result of this evaluation, we wrote-off $3.1 million for slow moving and obsolete inventory in the third quarter of 2009. As part of our overall 2008 restructuring program, we took a $0.8 million charge in the first quarter of 2008 for inventory associated with products that were no longer part of our strategic focus.
6. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following (in thousands):

	Years	December 31, 2009	December 31, 2008

Test equipment and tooling	3-5	$10,747	$10,215
Office equipment and fixtures	5-7	10,187	9,453
Leasehold improvements	1-6	2,777	2,723

Gross Property and Equipment		23,711	22,391
Less accumulated depreciation and amortization		(20,610)	(19,730)

Net Property and Equipment		$3,101	$2,661

     Depreciation expense was $1.2 million in 2009, $1.4 million in 2008, and $1.4 million in 2007.
7. PRODUCT WARRANTY
Activity in the warranty accrual is as follows (in thousands):

	December 31, 2009	December 31, 2008

Balance at the beginning of the year	$926	$1,148
Accruals for warranties issued during the year	894	1,682
Settlements during the year	(1,316)	(1,904)

Balance at the end of the year	$504	$926

8. PENSIONS
We sponsor contributory or noncontributory defined benefit plans for six active European employees and three other pensioners that have left our employment. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater.
As part of a 2007 acquisition, we assumed three defined benefit pension plans: one which related to two employees based in the Netherlands, one which related to four employees based in Belgium and one which related to three employees based in Germany. The Netherlands and Belgian plan assets are invested in insurance vehicles, the assets of which are contained within the general investment fund of the plan’s insurance contract provider and are considered Level 2 assets. These assets are recorded at the net realizable value based upon cash surrender value of the policies. Since our German plan has no plan assets as of December 31, 2009, we would be responsible for the $0.9 million underfunded position of this plan by utilizing cash from our general operating bank accounts.
We use a December 31 measurement date for our pension plans and may have an interim measurement date if significant events occur. Below are details related to pension benefits.

	Pension	Pension
	Benefits	Benefits
(in thousands)	2009	2008

Change in projected benefit obligation:
Projected benefit obligation at January 1,	$1,257	$1,260
Curtailments	(70)	—
Service cost	80	83
Interest cost	76	65
Plan participants’ contributions	5	5
Actuarial loss(gains)	35	(96)
Effect of foreign currency	41	(60)

Projected benefit obligation at December 31,	$1,424	$1,257

	2009	2008

Change in fair value of plan assets:
Fair value of plan assets at January 1,	$368	$352

Employer contributions	24	23
Plan participants’ contributions	5	5
Actual return on plan assets (net of cost)	32	5
Effect of foreign currency	12	(17)
Fair value of plan assets at December 31,	$441	$368

Unfunded status of plans at December 31,	$983	$889

	2009	2008

Amounts recognized in accumulated other comprehensive income:
Prior service cost	—	—
Actuarial gains	$106	$87

Total	$106	$87

At December 31, 2009 and 2008, the following amounts were recognized in the consolidated balance sheet:

	Pension	Pension
	Benefits	Benefits
(in thousands)	2009	2008

Noncurrent assets	$—	$—
Noncurrent liabilities	983	889

Net amount recognized at December 31,	$983	$889

Other changes in plan assets and benefit obligations recognized in 2009 other comprehensive income/loss:

Curtailments (gain)/loss	$(6)
Current year actuarial (gain)/loss	17
Amortization of actuarial gain/(loss)	5
Foreign currency exchange rate change	(3)

Total recognized in other comprehensive income	$13

The accumulated benefit obligation for all defined benefit pension plans at December 31, 2009 and 2008 was as follows:

	Pension	Pension
	Benefits	Benefits
(in thousands)	2009	2008

Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$1,424	$1,257
Fair value of plan assets	$441	$368

Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$1,126	$933
Fair value of plan assets	$441	$368
Following are the details of the net periodic benefit costs related to the pension plans:

	Pension	Pension
	Benefits	Benefits
(in thousands)	2009	2008

Components of net periodic benefit cost:
Service cost	$80	$83
Interest cost	76	65
Actuarial (gain)	(4)	—
Curtailment (gain)	(65)	—
Expected return on plan assets	(15)	(15)

Net periodic benefit cost	$72	$133

Employer contributions in 2010 are expected to be less than $20,000. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2010 related to prior service cost and actuarial gains is insignificant.

(in thousands)
Expected benefit payments:
2010 — 2014	—
2015 — 2019	$310
Assumptions used to determine the benefit obligation at December 31, 2009 and 2008 and net periodic benefit cost for the years ended December 31, 2009 and 2008 are detailed below:

	2009	2008

Weighted-average assumptions used to determine the benefit obligation
Discount rate	5.75%	6.00%
Rate of compensation increase	3.00%	3.00%

	2009	2008

Weighted-average assumptions used to determine the net benefit costs
Discount rate	6.00%	5.37%
Rate of compensation increase	3.00%	3.00%
Expected annual return on plan assets	3.80%	4.00%
The company is currently using a 3.8% assumed rate of return on plan assets. This rate was determined based upon Euro zone government and corporate bond yields of 10 year and 30 year maturities.
9. LICENSE AND ROYALTY FEES
We have entered into several technology license agreements with certain major Digital Loop Carrier vendors and major Operation Support System equipment manufacturers under which we have been granted access to the licensor’s patent technology and the right to manufacture and sell the patent technology in our product line. We are obligated to pay royalty fees, as defined, through the terms of these license agreements. Under these agreements, license and royalty fees are due only upon purchase of the technology or shipment of units; there are no contingent payment provisions in any of these arrangements. The terms of these agreements automatically renew (unless earlier terminated) for periods ranging from one to five years, except for one, which has a perpetual term. Royalty fees of $0.4 million, $0.5 million and $0.9 million were incurred in 2009, 2008 and 2007, respectively, and are included in cost of product sales in the accompanying consolidated statements of operations.

10. INCOME TAXES
The (benefit) provision for income taxes consisted of the following (in thousands):

	2009	2008	2007

Current:
Federal	$(202)	$(16)	$(19)
Foreign	482	777	742
State	15	7	10

	295	768	733

Deferred:
Federal	(1,105)	—	648
Foreign	(32)	369	(180)
State	(32)	—	19

	(1,169)	369	487

	$(874)	$1,137	$1,220

The federal current income tax benefit recorded for 2009 primarily relates to a refund of the 2008 NOL carryback to tax year 2003. Additionally, the 2009 and 2008 benefit is a result of adjustments to reserves for uncertain tax positions to reflect current requirements under the accounting guidance for income tax uncertainties. The federal and state deferred tax benefit recorded for 2009 is attributable to the write down of the LoopCare software maintenance intangible asset for book purposes. The write down reduces book basis below tax basis. The foreign current tax expense primarily relates to income tax obligations generated by profitable operations in foreign jurisdictions. The foreign deferred tax benefit recorded in 2009 and 2008 relates primarily to temporary differences arising as a result of life differentials between book and tax on intangible and fixed assets. State current tax expense in 2009 and 2008 is primarily attributable to taxes generated in a state which levies obligations based on margin.
Reconciliation of the federal statutory rate to the effective tax rates are as follows:

	Years Ended December 31,
	2009	2008	2007

Federal statutory tax rate	(34%)	(34%)	(34%)
Foreign income taxes	—	(1%)	—
Valuation allowance	35%	49%	38%
Tax contingency reserve	1%	5%	1%
Intangible write down	(3%)	—	—
Other	(1%)	—	—

Effective tax rate	(2%)	19%	5%

The components of and changes in the deferred tax assets and liabilities recorded in the accompanying balance sheets at December 31, 2009 and 2008 were as follows (in thousands):

	December 31,	December 31,
	2009	2008

Deferred Tax Assets:
Excess of tax basis over book basis for:
Property and equipment	$295	$328
Goodwill and intangible assets	10,233	9,331
Inventory	691	634

Reserves recorded for:
Warranty	44	602
Inventory	1,649	819
Allowance for doubtful accounts	524	132
Severance	138	34
Federal net operating loss carryforward	9,737	3,660
State net operating loss carryforward	4,152	3,409
Stock based compensation	774	595
Unrealized foreign exchange	453	—
Pension benefit	42	39
Other	31	31

Gross deferred tax assets	$28,763	$19,614

Valuation allowance	(28,567)	(15,848)

Deferred tax assets	196	3,766

Deferred Tax Liabilities:
Excess of book basis over tax basis for:
Intangible assets	$(78)	$(4,984)
Property and equipment	(154)	(14)
Other	(117)	(90)

Total deferred tax liabilities	(349)	(5,088)

Net deferred tax liabilities	$(153)	$(1,322)

Reconciliation to the consolidated balance sheet:
Deferred tax assets current:	$18	$389
Deferred tax assets noncurrent:	119	81
Deferred tax liabilities noncurrent:	(290)	(1,792)

Net deferred tax liabilities	$(153)	$(1,322)

The valuation allowance increased by $12.7 million in 2009, $3.2 million in 2008 and $9.9 million in 2007. Increases in the valuation allowance were related primarily to reserving for deferred tax assets net of deferred tax liabilities which would reverse in future periods and federal, certain foreign and state net operating losses considered more likely than not to be not realizable in future periods.
At December 31, 2009, we had gross federal, state and foreign net operating loss carryforwards of $26.4 million, $47.4 million, and $2.1 million, respectively. We also had an AMT tax credit carryforward of $0.1 million. These tax net operating loss and tax credit carryforwards expire at various dates through 2030 if not utilized. Loss carryforward limitations could possibly result in expiring or reduced utilization of a portion of all of these carryforwards.
We are subject to periodic audits of our various tax returns by government agencies which could result in possible tax liabilities. Although the outcome of these matters cannot currently be determined, we do not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material adverse effect on our financial statements.

Unrecognized Tax Benefits Tabular Reconciliation (in thousands)

	2009	2008	2007
Beginning balance — January 1,	$489	$272	$96
Additional uncertain tax positions	285	244	201
Reductions due to expirations of statute of limitations	(36)	(27)	(25)

Ending balance — December 31,	$738	$489	$272

We include interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2009, 2008 and 2007, our accrual for interest and penalties related to uncertain tax positions was insignificant.
We are no longer subject to examination by various U.S. taxing authorities for years before 2006. The company was not subject to foreign jurisdictions prior to 2007.
At this time, we do not expect unrecognized tax benefits to significantly change within the next twelve months. The total amount of the company’s unrecognized tax benefits at December 31, 2009 is $0.7 million, of which $0.7 million would impact the company’s effective tax rate, if recognized.
At December 31, 2009, we intend to permanently reinvest accumulated earnings in foreign subsidiaries. As a result, deferred taxes have not been provided on foreign earnings at December 31, 2009. If our intention changes and such amounts are expected to be repatriated, deferred taxes will be provided.
11. COMMITMENTS AND CONTINGENCIES
We lease office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility was extended on September 14, 2009 until March 31, 2011. The lease for our Piscataway, New Jersey office expires on April 30, 2012. We also have office leases in Bracknell, United Kingdom; Kontich, Belgium; and Wuppertal, Germany, which expire on December 24, 2012, April 1, 2012, and January 31, 2011 respectively. In the fourth quarter of 2009, we notified the landlord of our Kontich, Belgium office that we planned on terminating our lease in early 2010 in accordance with the provisions of the lease agreement. We are also involved in various month-to-month leases for research and development and office equipment at all three European locations. In addition, all three of the European office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments, none of these commitments are material.
Future minimum lease payment under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

At December 31, 2009
2010	$968
2011	645
2012	360
2013	25
2014	25
Thereafter	—

$2,023

Our lease expense was $1.0 million in 2009, $1.2 million in 2008 and $1.3 million in 2007.
Additionally, we have arrangements with certain manufacturing subcontractors under which we are contingently obligated to purchase $0.1 million of raw material parts in the event they would not be consumed by the manufacturing process in the normal course of business. This liability has been recorded in the consolidated balance sheet as we have a legal obligation to purchase this inventory as of December 31, 2009. The recording of this obligation in the financial statements did not result in a charge to the Consolidated Statements of Operations. We fully expect to utilize this inventory during the normal course of business and have not recorded any reserve related to this specific item.
In addition, we are, from time to time, party to various legal claims and disputes, either asserted or unasserted, which arise in the ordinary course of business. While the final resolution of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims will have a material adverse effect on our consolidated financial position, or annual results of operations or cash flow.

12. MAJOR CUSTOMERS, REVENUE CONCENTRATION AND DEPENDENCE ON CERTAIN SUPPLIERS
The following table represents our total sales by major product lines as well as the % of their sales on total revenue.

	December 31 ,		December 31 ,		December 31,
	2009		2008		2007

MCU	$5.7	13%	$8.9	18%	$12.7	24%
Test Products	14.2	32%	18.1	37%	23.6	46%
Other	0.1	0%	0.0	0%	0.0	0%
Services	24.9	55%	22.1	45%	15.5	30%

Total	$44.9	100%	$49.1	100%	$51.8	100%

As of December 31, 2009, we had approximately $5.4 million of accounts receivable with five customers, each of which individually exceeded 10% of our December 31, 2009 receivable balances. As of December 31, 2008, the Company had approximately $4.5 million of accounts receivable with three customers, each of which individually exceeded 10% of our December 31, 2008 receivable balances.
The following table represents sales to our customers that individually exceeded 10% of our net sales:

	December 31 ,		December 31 ,		December 31,
	2009		2008		2007

Company A	$10,262	23%	$13,436	27%	$16,283	31%
Company B	5,254	12%	—	0%	—	0%
Company C	4,534	10%	3,796	8%	2,695	5%
Company D	4,523	10%	4,554	9%	3,384	7%
Company E	3,118	7%	7,448	15%	3,954	8%
Company F	—	0%	1,435	3%	7,054	14%

Total	$27,691		$30,669		$33,370
Our sales are primarily in three geographic areas: the Americas (including the United States); Europe, the Middle East and Africa (“EMEA”); and Asia. The following table represents sales to our customers based on these geographic locations:

	December 31 , 2009	December 31 , 2008	December 31 , 2007
Region :
Asia	$1,079	$828	$2,041
Americas	3,408	2,390	3,240
EMEA	12,479	18,029	17,863

Total International	16,966	21,247	23,144
Total Domestic	27,975	27,805	28,688

Total Revenue	$44,941	$49,052	$51,832

In 2009 and 2008, we utilized two key contract manufactures to perform a majority of the circuit board assembly and in-circuit testing work on our telecommunication products. We paid each of these two contract manufacturers $2.6 million and $0.3 million in 2009 and $3.4 million and $0.4 million in 2008, respectively.
13. SHORT-TERM INVESTMENTS
The estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$66,046	$66,046	$57,976	$57,976
Short-term investments	$3	$3	$2,419	$2,419

14. PER SHARE INFORMATION
Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under our share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. When we are in a loss position, we do not include any stock options outstanding with an exercise price below the average market price, as their effect would be considered anti-dilutive.
As of December 31, 2009, 2008 and 2007, 1,682,327, 1,840,760 and 821,310 of equivalent shares, respectively, were anti-dilutive. Basic earnings per share are calculated on the actual number of weighted average common shares outstanding for the period, while diluted earnings per share must include the effect of any dilutive securities
     Earnings per share are as follows (in thousands except per share information):

	December 31, 2009	December 31, 2008	December 31, 2007

Net loss	$(36,205)	$(7,115)	$(26,153)

Weighted average common shares outstanding	12,683	13,102	13,219
Effect of dilutive securities — stock options	—	—	—

	12,683	13,102	13,219

Loss per common share:
Basic	$(2.85)	$(0.54)	$(1.98)

Diluted	$(2.85)	$(0.54)	$(1.98)

Loss per common share from continuing operations:
Basic	$(2.83)	$(0.23)	$(1.46)

Diluted	$(2.83)	$(0.23)	$(1.46)

Loss per common share from discontinued operations:
Basic	$(0.02)	$(0.31)	$(0.52)

Diluted	$(0.02)	$(0.31)	$(0.52)

15. EMPLOYEE DEFINED CONTRIBUTION PLANS
We offer our employees a 401(k) benefit plan. Eligible employees, as defined in the plan, may contribute up to 20% of eligible compensation, not to exceed the statutory limit. We do not make matching contributions to the plan. We also offer a group personnel pension plan to employees of our United Kingdom subsidiary. Eligible employees, as defined in the plan, may contribute up to 100% of eligible compensation, not to exceed the statutory limit. For this plan, we make matching contributions of up to 6% of eligible compensation. Our expense related to the Plan totaled less than $0.1 million for each of the years ended December 31, 2009 and 2008, respectively.
16. SEVERANCE EXPENSE
Over the past several years, we have had various restructuring programs that have resulted in reductions in force, have severed relations with certain executives and had a resignation of our president and chief executive officer and as such, have recorded some significant severance and separation costs. A summary of these actions are as follows:
During the third quarter of 2009, we developed a plan to significantly reduce and restructure our workforce across all levels of the organization in an effort to reduce costs to better align our human resources to match ongoing revenue streams. The total severance costs associated with this action was approximately $1.4 million, of which $0.5 million was recorded to cost of sales while $0.9 million was recorded to operating expenses. During the first and second quarter of 2009, we implemented certain initiatives aimed at increasing efficiency and decreasing cost which included reductions in our professional services, operations and marketing staff. Severance expense associated with these actions was $0.3 million. In addition, we also incurred a third quarter 2009 charge of $0.2 million related to the departure of our former chief financial officer. Cash payments related to the aforementioned actions were $1.5 million in 2009. Our related severance accrual as of December 31, 2009 was $0.4 million, which has been paid in early 2010.
During the first quarter of 2008, we implemented a restructuring program whereby we reduced our engineering and senior management staff, made changes to our field service and sales staffing, and realigned existing resources to new projects. The severance costs associated with this program amounted to approximately $0.4 million. In addition, we incurred severance costs in the fourth quarter related to the separation of three executives that amounted to approximately $0.4 million. All cash payments related to this action have been paid in 2008 and no further expense is expected.
During the fourth quarter of 2007, our former chief executive officer and president resigned and the employment of two other executives was terminated. The costs associated with these separations amounted to approximately $0.8 million. An additional cost of $0.1 million was recorded for employee severance costs in relation to other restructuring activity. All cash payments related to this action have been paid in 2007 and no further expense is expected.
17. QUARTERLY FINANCIAL DATA (Unaudited)
The following tables present unaudited quarterly operating results for each of our last eight fiscal quarters. This information has been prepared by us on a basis consistent with our audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair statement of the data. Such quarterly results are not necessarily indicative of the future results of operations.

	March 28,	June 27,	September 26,	December 31,
	2009	2009	2009	2009

Revenue	$10,317	$10,643	$11,326	$12,655
Gross profit	5,284	5,197	2,230	(20,300)

Net (loss)	$(1,223)	$(1,509)	$(7,082)	$(26,391)

(Loss) Per Share Information
Weighted average shares
Basic	12,679	12,681	12,682	12,690
Diluted	12,679	12,681	12,682	12,690

Basic	$(0.09)	$(0.12)	$(0.56)	$(2.08)
Diluted	$(0.09)	$(0.12)	$(0.56)	$(2.08)

	March 29,	June 28,	September 29,	December 31,
	2008	2008	2008	2008

Revenue	$11,189	$12,114	$12,898	$12,851
Gross profit	4,795	6,323	7,096	6,466

Net (loss) income	$(6,504)	$(255)	$918	$(1,274)

(Loss) Earnings Per Share Information
Weighted average shares
Basic	13,158	13,158	13,173	12,908
Diluted	13,158	13,158	13,173	12,908

Basic	$(0.49)	$(0.02)	$0.07	$(0.10)
Diluted	$(0.49)	$(0.02)	$0.07	$(0.10)

SCHEDULE II
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

Col. A	Col. B	Col C.		Col. D	Col. E
	Balance at	Additions			Balance at
	Beginning	Charged to	Charged to		End
	of Year	Expense	Other Accounts	Deductions	of Year
Allowance for doubtful accounts:
Year ended December 31, 2009	$222	1,274	—	—	$1,496
Year ended December 31, 2008	$309	100	—	(187)	$222
Year ended December 31, 2007	$355	86	—	(132)	$309

Inventory reserve:
Year ended December 31, 2009	$1,680	2,967	—	—	$4,647
Year ended December 31, 2008	$1,306	953	—	(579)	$1,680
Year ended December 31, 2007	$1,247	277	—	(218)	$1,306

Warranty reserve:
Year ended December 31, 2009	$926	894	—	(1,316)	$504
Year ended December 31, 2008	$1,148	1,682	—	(1,904)	$926
Year ended December 31, 2007	$1,273	1,588	—	(1,713)	$1,148

Valuation allowance on net deferred tax assets:
Year ended December 31, 2009	$15,848	—	12,719	—	$28,567
Year ended December 31, 2008	$12,655	123	3,070	—	$15,848
Year ended December 31, 2007	$2,733	9,922	—	—	$12,655

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2009, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Evaluation of Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information related to our executive officers is included in Item I of this Form 10-K under the caption “Executive Officers of the Company.” Information related to the directors will be included under the caption “Election of Directors” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”), which information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement, which information is incorporated herein by reference. Information relating to the Company’s Audit Committee and the Audit Committee Financial Expert will be included under the caption/sub caption “The Board of Directors and its Committees — Committees of the Board of Directors” in the section “Audit Committee” in the 2010 Proxy Statement, which section is incorporated herein by reference.
We have adopted a Code of Ethics applicable to our chief executive officer, chief financial officer, controller, and other individuals performing similar functions. A copy of the Company’s Code of Ethics is available on our website at www.tollgrade.com.
Item 11. Executive Compensation.
Information relating to executive compensation will be included under the captions “Director Compensation,” “Compensation of Executive Officers,” “Employment Agreements, Separation of Employment and Change-in-Control Agreements,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” and sub-captions thereof in the 2010 Proxy Statement, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to the security ownership of beneficial owners of 5% or more of the Company’s Common Stock and of our executive officers and directors of the Company will be included under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information about the Company’s Common Stock that may be issued upon the exercise of options outstanding under its equity compensation plans and the number of securities remaining available for future issuance under its equity compensation plans as of December 31, 2009.

			No. of securities remaining
			available for future issuance
			under equity compensation plans
	No. of securities to be	Weighted average exercise	(excluding securities to be issued
	issued upon exercise of	price of outstanding	upon exercise of outstanding
	outstanding options	options	options)
Equity compensation plans approved by security holders
1995 Long-Term Incentive Compensation Plan (1)	430,732	$45.36	—
2006 Long-Term Incentive Compensation Plan	1,128,947	$6.04	1,577,557
Equity compensation plans not approved by security holders
1998 Employee Incentive Compensation Plan (1)	125,116	$31.81	—
Total:	1,684,795		1,577,557

(1)	No further grants may be made under these plans.
See Note 2 to the consolidated financial statements for additional information regarding the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence.
Information relating to this Item will be included under the caption “Certain Relationships and Related Transactions” in the 2010 Proxy Statement, which information is incorporated herein by reference. Information relating to this Item will also be included under the caption “The Board of Directors and Its Committees” in the 2010 Proxy Statement, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information relating to this Item will be included under the caption “Ratification of Independent Registered Public Accounting Firm” in the 2010 Proxy Statement, which information is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents have been filed as part of this report or, where noted, incorporated by reference:
(1)	Financial Statements The financial statements of the Company are listed in the Index to Consolidated Financial Statements on Page 46.

(2)	Financial Statement Schedule

The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K, Schedule II (Valuation and Qualifying Accounts), is listed in the Index to Consolidated Financial Statements on Page 46.

(3)	The following exhibits are included herewith and made a part hereof:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (the “Articles”) as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the “Company”) on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 1999 (the “1998 Form 10-K”).

3.1a	Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 Form 10-K.

3.1b	Amendment to Articles incorporated herein by reference, filed on the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007.

3.2	Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007.

10.1*	1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company, filed with the SEC on March 22, 2002.

10.2*	Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K, filed with the SEC on March 19, 1997 (the “1996 Form 10-K”).

10.3*	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on November 12, 1996.

10.4*	Form of Non-employee Director Stock Option Agreement with respect to the Company’s 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K filed with the SEC on March 25, 1998 (the “1997 Form 10-K”).

10.5*	1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K, filed with the SEC on March 22, 2002 (the “2001 Form 10-K”).

10.6	Lease and License for Alterations dated October 18, 2007 among Tollgrade UK Limited, Tollgrade Communications, Inc., Bedell Corporate Trustees Limited and Atrium Trustees (as Trustees of the Park One Unit Trust), filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 8, 2007.

10.7	Agreement dated November 27, 2006 by and between Knightsbridge Realty L.L.C. and Tollgrade Communications, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2006.

Exhibit
Number	Description

10.8	Lease Agreement, dated as of August 31, 2005, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.

10.9	Amendment of Lease, dated May 22, 2009, between the Regional Industrial Development Corporation of Southwestern Pennsylvania and Tollgrade Communications, Inc., filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009.

10.10___	Amendment of Lease, dated September 14, 2009, between the Regional Industrial Development Corporation of Southwestern Pennsylvania and Tollgrade Communications, Inc., filed herewith.

10.11*	Management Incentive Compensation Plan, as amended, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on April 27, 2007.

10.12*	Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan as amended and restated as of August 5, 2009, filed herewith.

10.13*	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on October 27, 2006.

10.14*	Form of Employee Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.37 to the Company’s Form 10-K filed with the SEC on March 17, 2008 (the “2007 Form 10-K”).

10.15*	Form of Director Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.38 to the 2007 Form 10-K.

10.16*	Amendment dated December 13, 2007 to the Management Incentive Compensation Plan, filed as Exhibit 10.39 to the 2007 Form 10-K.

10.17*	Amendment dated December 13, 2007 to the 1995 Long-Term Incentive Compensation Plan, filed as Exhibit 10.40 to the 2007 Form 10-K.

10.18*	Amendment dated December 13, 2007 to the 1998 Long-Term Incentive Compensation Plan, filed as Exhibit 10.41 to the 2007 Form 10-K.

10.19*	Severance Policy, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2008.

10.20*	Employment Agreement, dated April 10, 2008 between the Company and Joseph A. Ferrara, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on April 16, 2008.

10.21*	Severance and Retention Agreement dated October 14, 2008 between the Company and Kenneth J. Shebek, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 22, 2008.

10.22*	Severance Agreement dated October 14, 2008 between the Company and David L. Blakeney, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 22, 2008.

10.23*	Severance Agreement dated October 14, 2008 between the Company and Gary W. Bogatay, Jr., filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 22, 2008.

10.24*	Agreement dated November 21, 2008 between the Company and Samuel C. Knoch, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on November 26, 2008.

10.25*	Agreement dated November 28, 2008 between the Company and Matthew J. Rosgone, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on December 3, 2008.

10.26*	Summary of Compensatory Arrangement with Robert H. King, as described in the Current Report on Form 8-K filed with the SEC on February 20, 2009.

10.27*	Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Sara M. Antol, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 19, 2009 (the “March 19, 2009 8-K”).

10.28*	Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Gary W. Bogatay, Jr. filed as Exhibit 10.2 to the March 19, 2009 8-K.

10.29*	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Joe O’Brien, filed as Exhibit 10.3 to the March 19, 2009 8-K.

10.30*	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Robert King, filed as Exhibit 10.4 to the March 19, 2009 8-K.

10.31*	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Grant Cushny, filed as Exhibit 10.5 to the March 19, 2009 8-K.

10.32*	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and David L. Blakeney, filed as Exhibit 10.6 to the March 19, 2009 8-K.

Exhibit
Number	Description

10.33*	Severance and Retention Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Kenneth J. Shebek, filed as Exhibit 10.7 to the March 19, 2009 8-K.

10.34	Asset Purchase Agreement by and among Tollgrade Communications, Inc. (PA), Tollgrade Communications, Inc. (DE) and Cheetah Technologies, L.P., dated May 1, 2009, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2009.

10.35*	Agreement dated September 17, 2009 by and between Tollgrade Communications, Inc. and Gary W. Bogatay, Jr., filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2009.

10.36*	Summary of compensation program for non-employee directors, filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 3, 2010.

10.37*	Separation and Release Agreement dated November 5, 2009 between Tollgrade Communications, Inc. and Sara M. Antol, filed herewith.

10.38*	Severance Agreement dated November 19, 2009 between Tollgrade Communications, Inc. and Jennifer M. Reinke, filed herewith.

10.39*	Severance Agreement dated November 24, 2009 between Tollgrade Communications, Inc. and Michael D. Bornak, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 30, 2009.

21.1	List of subsidiaries of the Company, filed as Exhibit 21.1 to the 2007 Form 10-K.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, filed herewith.

*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 10, 2010.

TOLLGRADE COMMUNICATIONS, INC.
By	/s/ Joseph A. Ferrara
Joseph A. Ferrara
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 10, 2010.

Signature	Title

/s/ Joseph A. Ferrara Joseph A. Ferrara	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Scott C. Chandler Scott C. Chandler	Director

/s/ Richard H. Heibel Richard H. Heibel	Director

/s/ Charles E. Hoffman Charles E. Hoffman	Director

/s/ Robert W. Kampmeinert Robert W. Kampmeinert	Director

/s/ Edward H. Kennedy Edward H. Kennedy	Director

/s/ Edward B. Meyercord Edward B. Meyercord, III	Director

/s/ Jeffrey M. Solomon Jeffrey M. Solomon	Director

/s/ Michael D. Bornak Michael D. Bornak	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Mark C. Lang Mark C. Lang	Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (the “Articles”) as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the “Company”) on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 1999 (the “1998 Form 10-K”).

3.1a	Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 Form 10-K.

3.1b	Amendment to Articles incorporated herein by reference, filed on the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007.

3.2	Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2007.

10.1	1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company, filed with the SEC on March 22, 2002.

10.2	Form of Stock Option Agreement dated December 14, 1995 and December 29, 1995 for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K, filed with the SEC on March 19, 1997 (the “1996 Form 10-K”).

10.3	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on November 12, 1996.

10.4	Form of Non-employee Director Stock Option Agreement with respect to the Company’s 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K filed with the SEC on March 25, 1998 (the “1997 Form 10-K”).

10.5	1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K, filed with the SEC on March 22, 2002 (the “2001 Form 10-K”).

10.6	Lease and License for Alterations dated October 18, 2007 among Tollgrade UK Limited, Tollgrade Communications, Inc., Bedell Corporate Trustees Limited and Atrium Trustees (as Trustees of the Park One Unit Trust), filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 8, 2007.

10.7	Agreement dated November 27, 2006 by and between Knightsbridge Realty L.L.C. and Tollgrade Communications, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2006.

10.8	Lease Agreement, dated as of August 31, 2005, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005.

10.9	Amendment of Lease, dated May 22, 2009, between the Regional Industrial Development Corporation of Southwestern Pennsylvania and Tollgrade Communications, Inc., filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009.

10.10	Amendment of Lease, dated September 14, 2009, between the Regional Industrial Development Corporation of Southwestern Pennsylvania and Tollgrade Communications, Inc., filed herewith.

10.11	Management Incentive Compensation Plan, as amended, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on April 27, 2007.

10.12	Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan as amended and restated as of August 5, 2009, filed herewith.

10.13	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on October 27, 2006.

10.14	Form of Employee Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.37 to the Company’s Form 10-K filed with the SEC on March 17, 2008 (the “2007 Form 10-K”).

10.15	Form of Director Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.38 to the 2007 Form 10-K.

10.16	Amendment dated December 13, 2007 to the Management Incentive Compensation Plan, filed as Exhibit 10.39 to the 2007 Form 10-K.

Exhibit
Number	Description

10.17	Amendment dated December 13, 2007 to the 1995 Long-Term Incentive Compensation Plan, filed as Exhibit 10.40 to the 2007 Form 10-K.

10.18	Amendment dated December 13, 2007 to the 1998 Long-Term Incentive Compensation Plan, filed as Exhibit 10.41 to the 2007 Form 10-K.

10.19	Severance Policy, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2008.

10.20	Employment Agreement, dated April 10, 2008 between the Company and Joseph A. Ferrara, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on April 16, 2008.

10.21	Severance and Retention Agreement dated October 14, 2008 between the Company and Kenneth J. Shebek, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 22, 2008.

10.22	Severance Agreement dated October 14, 2008 between the Company and David L. Blakeney, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 22, 2008.

10.23	Severance Agreement dated October 14, 2008 between the Company and Gary W. Bogatay, Jr., filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 22, 2008.

10.24	Agreement dated November 21, 2008 between the Company and Samuel C. Knoch, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on November 26, 2008.

10.25	Agreement dated November 28, 2008 between the Company and Matthew J. Rosgone, filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on December 3, 2008.

10.26	Summary of Compensatory Arrangement with Robert H. King, as described in the Current Report on Form 8-K filed with the SEC on February 20, 2009.

10.27	Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Sara M. Antol, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 19, 2009 (the “March 19, 2009 8-K”).

10.28	Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Gary W. Bogatay, Jr. filed as Exhibit 10.2 to the March 19, 2009 8-K.

10.29	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Joe O’Brien, filed as Exhibit 10.3 to the March 19, 2009 8-K.

10.30	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Robert King, filed as Exhibit 10.4 to the March 19, 2009 8-K.

10.31	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Grant Cushny, filed as Exhibit 10.5 to the March 19, 2009 8-K.

10.32	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and David L. Blakeney, filed as Exhibit 10.6 to the March 19, 2009 8-K.

10.33	Severance and Retention Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Kenneth J. Shebek, filed as Exhibit 10.7 to the March 19, 2009 8-K.

10.34	Asset Purchase Agreement by and among Tollgrade Communications, Inc. (PA), Tollgrade Communications, Inc. (DE) and Cheetah Technologies, L.P., dated May 1, 2009, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2009.

10.35	Agreement dated September 17, 2009 by and between Tollgrade Communications, Inc. and Gary W. Bogatay, Jr., filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2009.

10.36	Summary of compensation program for non-employee directors, filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 3, 2010.

10.37	Separation and Release Agreement dated November 5, 2009 between Tollgrade Communications, Inc. and Sara M. Antol, filed herewith.

10.38	Severance Agreement dated November 19, 2009 between Tollgrade Communications, Inc. and Jennifer M. Reinke, filed herewith.

10.39	Severance Agreement dated November 24, 2009 between Tollgrade Communications, Inc. and Michael D. Bornak, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 30, 2009.

21.1	List of subsidiaries of the Company, filed as Exhibit 21.1 to the 2007 Form 10-K.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, filed herewith.