Form 10-Q
period 2010-03-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2010-05-06
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
     (Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2010, there were 12,655,509 shares of the Registrant’s Common Stock, $0.20 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value) (Unaudited)

	March 31, 2010	December 31, 2009
| |
ASSETS
Current assets:
Cash and cash equivalents	$63,757	$66,046
Short-term investments	3	3
Trade accounts receivable, net of allowance for doubtful accounts of $1,496 in 2010 and 2009	8,041	6,998
Other receivables	1,066	1,007
Inventories, net	1,851	2,119
Prepaid expenses and deposits	781	759
Deferred and refundable income taxes	809	196

Total current assets	76,308	77,128
Property and equipment, net	2,903	3,101
Intangibles, net	6,563	7,110
Deferred tax assets	105	119
Other assets	193	229

Total assets	$86,072	$87,687

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$979	$927
Accrued warranty	480	504
Accrued expenses	3,495	2,456
Accrued salaries and wages	590	1,190
Income taxes payable	282	393
Deferred revenue	1,890	2,463

Total current liabilities	7,716	7,933
Other long-term obligations	1,705	1,721
Deferred tax liabilities	265	290

Total liabilities	9,686	9,944

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.20 par value; 50,000 authorized shares, issued shares, 13,858 in 2010 and 13,788 in 2009	2,772	2,746
Additional paid-in capital	75,724	75,244
Treasury stock, at cost, 1,162 shares in 2010 and 1,151 in 2009	(8,632)	(8,563)
Retained earnings	7,880	9,543
Accumulated other comprehensive loss	(1,358)	(1,227)

Total shareholders’ equity	76,386	77,743

Total liabilities and shareholders’ equity	$86,072	$87,687

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,	March 28,
	2010	2009

Revenue:
Products	$4,222	$5,829
Services	6,945	4,488

Total Revenue	11,167	10,317

Cost of sales:
Products	1,814	2,785
Services	1,993	1,424
Amortization	400	641
Severance	468	183

Total cost of sales	4,675	5,033

Gross profit	6,492	5,284

Operating expenses:
Selling and marketing	2,063	1,655
General and administrative	2,218	2,575
Research and development	2,360	2,036
Severance	1,258	63

Total operating expenses	7,899	6,329

Loss from operations	(1,407)	(1,045)
Other (expense)/ income	(409)	118

Loss before income taxes	(1,816)	(927)
(Benefit) provision for income taxes	(153)	97

Loss from continuing operations	(1,663)	(1,024)

Loss from discontinued operations	—	(199)

Net Loss	$(1,663)	$(1,223)
Per share information:
Weighted average shares of common stock and equivalents:
Basic	12,656	12,679
Diluted	12,656	12,679

Net loss per common and common equivalent shares:
Basic	$(0.13)	$(0.10)
Diluted	$(0.13)	$(0.10)

Loss per common and common equivalent shares from continuing operations:
Basic	$(0.13)	$(0.08)
Diluted	$(0.13)	$(0.08)

Net loss per common and common equivalent shares from discontinued operations:
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	March 31, 2010	March 28, 2009

Cash flows from operating activities :
Net loss	$(1,663)	$(1,223)

Adjustments to reconcile net loss to net cash provided by operating activities
Loss from discontinued operations	—	199
Amortization expense	400	641
Depreciation expense	327	312
Stock-based compensation expense	506	295
Deferred income taxes	(825)	64
Provision for losses on inventory	—	40
Provision for allowance for doubtful accounts	—	79
Changes in assets and liabilities:
Accounts receivable-trade	(1,161)	(1,897)
Other receivable	96	1,004
Inventories	267	669
Prepaid expenses, deposits and other assets	5	218
Accounts payable	115	42
Accrued warranty	(2)	(160)
Accrued expenses	410	(441)
Income taxes payable	(494)	(112)

Net cash provided by operating activities of discontinued operations	—	7

Net cash used in operating activities	(2,019)	(263)

Cash flows from investing activities:
Redemption of short-term investments	—	1,968
Purchase of property and equipment	(151)	(79)

Net cash used in investing activities of discontinued operations	—	(7)

Net cash (used in)/provided by investing activities	(151)	1,882

Cash flows from financing activities:

Repurchase of Treasury Stock	(69)	—

Net cash used in financing activities	(69)	—

Net increase in cash and cash equivalents	(2,239)	1,619
Effect of exchange rate changes on cash and cash equivalents	(50)	(24)
Cash and cash equivalents, beginning of period	66,046	57,976

Cash and cash equivalents, end of period	$63,757	$59,571

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$704	$146
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholder’s Equity
In thousands (Unaudited)

							Accumulated
							Other		Other
	Common Stock		Additional	Treasury Stock		Retained	Comprehensive		Comprehensive
	Shares	Amount	Paid-In Capital	Shares	Amount	Earnings	Loss	Total	Loss

Balance at December 31, 2009	13,788	$2,746	$75,244	1,151	$(8,563)	$9,543	$(1,227)	$77,743

Purchase of Treasury Stock				11	(69)			(69)

Compensation expense for options and restricted stock, net	70	26	480					506

Foreign currency translation							(131)	(131)	(131)

Net Loss						(1,663)		(1,663)	$(1,663)

Comprehensive Loss									$(1,794)

Balance at March 31, 2010	13,858	$2,772	$75,724	1,162	$(8,632)	$7,880	$(1,358)	$76,386

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
In 2010, Tollgrade Communications, Inc. (“Tollgrade,” the “Company, “we”) will report its quarterly results as of the end of each calendar quarter beginning with the quarter ended March 31, 2010. Prior to 2010, we reported our quarterly results based on fiscal quarters that ended on a Saturday and, as such, our prior year first quarter ended on March 28, 2009. For comparative purposes, we have evaluated the three days business activity between March 29, 2009 and March 31, 2009 and found no material differences in revenue, cost of sales, operating expenses, assets, liabilities and equity that would cause us to restate our 2009 first quarter results. We have prepared the accompanying unaudited condensed consolidated financial statements included herein in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements as of and for the three month period ended March 31, 2010 should be read in conjunction with our consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2009. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of our management, all adjustments considered necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements were included, and all adjustments are of a normal and recurring nature. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
RECENTLY ISSUED ACCOUNTING GUIDANCE
In October 2009, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance for multiple-deliverable arrangements. The amended guidance requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
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
The fair value of cash equivalents was $63.8 million and $66.0 million at March 31, 2010 and December 31, 2009, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.
3. STOCK BASED COMPENSATION
We currently sponsor one active stock compensation plan. Our 2006 Long-Term Incentive Compensation Plan (the “2006 Plan”) was adopted by our Board of Directors in March 2006 and was approved by our shareholders in May 2006. The 2006 Plan originally authorized up to 1,300,000 shares under the Plan, and was amended during 2009 to increase the shares authorized for issuance under the 2006 Plan to 2,800,000 shares, provided however, that, the maximum number of restricted shares of that total shall be 300,000. This amendment was adopted by our Board of Directors in May 2009 and approved by our shareholders in August 2009. Awards in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units may be granted to directors, officers and other employees under the 2006 Plan.
Options granted under our equity compensation plans prior to 2007 generally vested over a two-year period with one-third vesting upon grant. Beginning in 2007, options were granted which generally vest over a three-year period, with one-third vesting at the end of each year during such period. Options granted under our equity compensation plans expire ten years from the date of the grant. The grant price on any such shares or options is equal to the quoted fair market value of our shares at the date of the grant, as defined in the 2006 Plan. Restricted shares and stock appreciation rights will vest in accordance with the terms of the applicable award agreement and the 2006 Plan. The 2006 Plan requires that non-performance-based restricted stock grants to employees vest in no less than three years, while performance-based restricted stock grants may vest after one year. Grants of restricted stock to directors may vest after one year.
Stock-Based Compensation Expense
During the first quarter of 2010, the Compensation Committee of the Board of Directors approved stock appreciation rights of 250,000 common shares to our new Chairman of the Board, which vest only upon the satisfaction of certain conditions, none of which are considered probable at March 31, 2010, and granted a total of 100,000 restricted shares under the 2006 Plan. Of these grants, 50,000 restricted shares were issued to the new Chairman and of the remaining 50,000 restricted shares,

30,000 shares were issued to the Chief Executive Officer and 20,000 shares were issued to the Chief Financial Officer. The restricted share award granted to the Chairman of the Board gave the Chairman the right to receive the shares one year following the date of grant, regardless of whether the he is still serving on the Board of Directors, unless he was removed from the Board for cause during that time. During the one year restriction period, the Chairman has the right to vote the shares, but is not permitted to trade them. The restricted shares granted to employees vest on the third anniversary of the grant date, provided in each case that the employee is still in our employ at such time.
We recognized total stock-based compensation expense of approximately $0.5 million for the three month period ended March 31, 2010. Total stock-based compensation expense recognized from continuing operations for the three month period ended March 28, 2009 was $0.3 million.
The unamortized stock-based compensation expense from operations related to stock options and restricted stock totaled $1.5 million at March 31, 2010.
Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

	Number of	Range of Option	Weighted Average
	Shares	Prices	Exercise Price

Outstanding, December 31, 2009	1,684,795	$3.27 — 159.19	$27.29

Exercised	—	—	—
Cancelled/Forfeited/Expired	(39,419)	5.17 — 57.11	52.50

Outstanding, March 31, 2010	1,645,376	$3.27 — 159.19	$15.75

4. SEVERANCE
During the first quarter of 2010, we accelerated our efforts to reduce our operating expenses in order to help position us to achieve stronger profitability levels in the future. As such, we eliminated approximately 50 positions across all functional levels of the organization in an effort to reduce our overall cost structure. The total severance charge associated with these actions was approximately $1,726,000 of which approximately $468,000 was recorded as cost of sales expense and $1,258,000 was recorded as an operating expense. The majority of the cash payments related to this action will be made during the second quarter of 2010, and we anticipate no further expenses related to these actions.
During the first quarter of 2009, we had a restructuring program which included the realignment of existing resources to new projects, reduced our field service and sales staffing along with other reduction activities. The severance costs associated with this action amounted to approximately $246,000 of which approximately $183,000 was recorded in cost of sales and approximately $63,000 was recorded as operating expenses. All cash payments related to this action were paid in 2009 and no further expense is expected.

5. INTANGIBLE ASSETS
The following information is provided regarding our intangible assets (in thousands):

		March 31, 2010
				Impairments
	Useful			During the
	Life		Accumulated	Reporting
Amortizing Intangible Assets:	(Years)	Gross	Amortization	Period	Net

Post warranty service agreements	6-15	$37,538	$32,497	$—	$5,041
Technology	2-10	13,986	12,825	—	1,161
Customer relationships	5-15	903	625	—	278
Tradenames and other	1-10	574	491	—	83

Total Intangible Assets		$53,001	$46,438	$—	$6,563

		December 31, 2009
				Impairments
	Useful			During The
	Life		Accumulated	Reporting
Amortizing Intangible Assets:	(Years)	Gross	Amortization	Period	Net

Post warranty service agreements	6-15	$37,779	$5,438	$26,960	$5,381
Technology	2-10	14,000	12,488	191	1,321
Customer relationships	5-15	927	613	—	314
Tradenames and other	1-10	537	443	—	94

Total Intangible Assets		$53,243	$18,982	$27,151	$7,110

Differences between reported amortization expense and the change in reported accumulated amortization may vary because of foreign currency translation differences between the balance sheet and income statement.
Amortization expense is estimated to be $1.1 million, $1.1 million, $0.7 million, $0.5 million and $0.5 million for the remainder of 2010, and each of the years 2011, 2012, 2013 and 2014, respectively.
Impairments
Long-Lived Assets
We perform impairment reviews of our long-lived assets upon a change in business conditions or upon the occurrence of a triggering event.
In mid-December 2009, we learned that a major customer of our LoopCare post-warranty software maintenance services, would not renew its direct contract with us for those services following the contract’s expiration date on December 31, 2009. As such, we incurred an impairment charge of approximately $27.0 million related to this occurrence following our review of the carrying value of this long-lived asset.

6. INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009

Raw materials	$3,701	$3,584
Work in process	823	830
Finished goods	2,191	2,352

Total Gross Inventory	6,715	6,766

Reserves for slow moving and obsolete inventory	(4,864)	(4,647)

Net Inventory	$1,851	$2,119

7. PRODUCT WARRANTY
Activity in the warranty accrual is as follows (in thousands):

	March 31, 2010	December 31, 2009

Balance at the beginning of the period	$504	$926
Accruals for warranties issued during the period	16	894
Settlements during the period	(40)	(1,316)

Balance at the end of the period	$480	$504

8. PER SHARE INFORMATION
Basic loss per common share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per common share is computed by dividing net loss by the combination of dilutive common share equivalents, comprised of shares issuable under our share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. When we are in a loss position, we do not include any stock options outstanding with an exercise price below the average market price, as their effect would be considered anti-dilutive. The three month periods ended March 31, 2010 and March 28, 2009 do not include the effect of dilutive securities because inclusion would be anti-dilutive to the earnings per share calculation. As of March 31, 2010 and March 28, 2009, 1,510,678 and 1,691,720 equivalent shares, respectively, were anti-dilutive.

9. REVENUE CONCENTRATION, MAJOR CUSTOMERS
The following table represents our total sales by major product lines as well as the percentage of total revenue represented by sales of each such major product line.

	March 31,		March 28,
	2010		2009

MCU	$1,776	16%	$2,274	22%
Test Products	2,446	22%	$3,555	34%
Services	6,945	62%	$4,488	44%

Total	$11,167	100%	$10,317	100%

As of March 31, 2010, we had approximately $3.9 million of accounts receivable with two customers, each of which individually exceeded 10% of our March 31, 2010 receivable balances. As of December 31, 2009, we had approximately $5.4 million of accounts receivable with three customers, each of which individually exceeded 10% of our December 31, 2009 receivable balances.
The following table represents sales to our customers that individually exceeded 10% of our net sales:

	March 31,		March 28,
	2010		2009

Customer A	$2,828	25%	$3,068	30%
Customer B	1,752	16%	—	—
Customer C	953	9%	1,209	12%
Customer D	950	9%	1,445	14%
Customer E	680	6%	1,071	10%

Total	$7,163		$6,793

Our sales are primarily in the following geographic areas: Domestic (United States); the Americas (excluding the United States); Europe, the Middle East and Africa (“EMEA”); and Asia. The following table represents sales to our customers based on these geographic locations:

	March 31,		March 28,
	2010		2009

Region
EMEA	$3,455	31%	$2,069	20%
Americas	235	2%	766	7%
Asia	12	0%	167	2%

Total International	3,702	33%	3,002	29%
Total Domestic	7,465	67%	7,315	71%

Total Revenue	$11,167	100%	$10,317	100%

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
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (this “MD&A”) should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).
Certain statements contained in this MD&A and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described in Part II, Item 1A below under “Risk Factors.”
Cable Product Line
On May 27, 2009 we completed the sale of our cable product line for consideration of approximately $3.4 million, subject to adjustment for certain items pursuant to the terms of the sale agreement. The cable product line no longer supported our refocused growth strategy and the divestiture allows us to continue to focus on our core telecommunications markets and customers. Unless otherwise indicated, references to “revenues” and “earnings” throughout this MD&A refer to revenues and earnings from continuing operations and do not include revenue and earnings from the discontinued cable product line. Similarly, discussion of other matters in our Condensed Consolidated Financial Statements refers to continuing operations unless otherwise indicated. The results from the divested product line are reported in discontinued operations.
Overview
Tollgrade Communications, Inc. is a leading provider of centralized test and measurement systems and service offerings to the telecommunications market. Our products enable our customers to remotely diagnose and proactively address problems in their networks. Our services and managed services include offerings that complement our product solutions as well as provide customer support and engineering services.
During the first quarter of 2010, we made the decision to accelerate our efforts to improve profitability and increase our cash generation capabilities by significantly reducing our operating expense structure. We are positioning the Company to achieve stronger future profitability levels while continuing to focus on securing revenue from new customer projects and long term maintenance agreements. We believe our collective revenue opportunities and cost reduction activities will enable us to maximize profitability and unlock additional shareholder value.

Through a comprehensive review process, we consolidated activities in a number of areas. We reviewed and decided to reduce the number of growth initiatives and to sharpen our focus on our near term opportunities as follows:
•	After a review of our organic growth initiatives we determined to reduce the number of such initiatives in order to sharpen our focus on near-term opportunities with the best prospects for revenue and profitability and reduced areas involving higher risk or significant investment prior to any realized returns. As a result, we discontinued two yet to be announced projects, one of which was still in its early research stage and the other of which was in the initial stages of development.
•	We continue to fully support our broad product portfolio, including hardware, software and services offerings targeted at the telecommunications market while ensuring that our existing and new customers receive the highest level of service. We will continue to support growth initiatives in our telecommunication product lines, including customer driven expansion of our hardware and software offerings as well as supporting our power utility product offering as we are currently in an expanded trial with a major U.S. power utility customer.
•	We are pursuing several opportunities to continue to expand our professional services and managed service offerings and have taken steps to forge or strengthen relationships with global network equipment manufacturers as well as direct relationships with service providers to offer new service capabilities. Our overall goal is to increase our penetration in the services market and in our telecommunication carrier accounts.
•	We implemented a workforce reduction which eliminated approximately 50 full-time employee positions across all functional areas of the organization. We anticipate these actions will result in an annualized savings of over $5.8 million in salaries and benefits. We expect the reductions and transition process to be completed by the end of the second quarter to achieve virtually 100% of the annualized savings on a forward looking basis beginning July 1, 2010. We believe that the reduction in operating costs will not affect our ability to deliver the level of service our customers have come to expect.
We believe that these actions will better align our resources and reduce our overall cost structure so that we can become more competitive in the marketplace as we look to secure future revenue opportunities and position the Company to provide a greater return to our shareholders.

Products
In September 2009, we introduced our new test management OSS, Stratum™. Stratum’s initial features are based on both existing customer requests for enhanced features and our view of the trends in the marketplace. Now that the base development for Stratum is complete, development going forward will be driven through customer-led initiatives and projects.
In October 2009, we signed an agreement with Accanto Systems, SRL to provide mobile and VoIP protocol analyzers under the Tollgrade brand name. The agreement enables us to sell the Accanto protocol analyzer probes, and OSS platforms, with exclusivity in the United States, Canada, and the Carribbean. The protocol probes monitor signaling protocols and network traffic, allowing rapid resolution of difficult network and equipment problems.
In December 2009, we signed an original equipment manufacturer (“OEM”) agreement with Mariner Partners, Inc. to customize a version of their xVu™ IPTV quality of experience product line to be incorporated into Stratum. As part of our consolidation efforts, we have decided to not pursue the incorporation of xVu™ into Stratum at this time and we are currently reviewing our options with respect to the xVu™ product line.
Electric Utility Monitoring Products
We have conducted trials with a number of end utility customers and other technology providers throughout 2009 and continuing throughout the first quarter of 2010. In particular, we have conducted extensive trials with one major utility company and in the past quarter, we expanded this trial, including customer specific product features and capabilities. We are now working with the customer to review and analyze the trial data in support of building the case for a full scale deployment. Our goal is to convert the pilot program into a full-scale deployment. This expanded trial is expected to run through June 2010 at which time we expect the customer to make a recommendation with respect to system deployment.
The market for power grid monitoring has been slower to evolve than we originally projected and to date, our efforts in the monitoring segment of the market have not produced the results we anticipated. However, we believe the power utility market offers potential for long-term growth.
Services and Managed Services
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
The managed services market is an area of potential growth for us. We are focused on expanding our managed services business with both our telecommunications customers as well as larger network equipment and managed service providers.

Our Customers
Our customers include the top telecom providers and numerous independent telecom and broadband providers around the world. Our primary customers for our telecommunications products and services are large domestic and European telecommunications service providers. We track our telecommunication sales by two large customer groups, the first of which includes AT&T, Verizon and Qwest (referred to herein as large domestic carriers), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”). For the first quarter of 2010, sales to the large domestic customers accounted for approximately 41% of our total revenue compared to approximately 52% of total revenue for the first quarter of 2009. Sales in the first quarter of 2010 and 2009 to the European Telcos accounted for approximately 18% and 25% respectively, of total revenue.
Backlog
Our order backlog for firm customer purchase orders, software maintenance contracts and managed services contracts was $15.7 million as of March 31, 2010 compared to a backlog of $15.6 million as of December 31, 2009. The backlog at March 31, 2010 and December 31, 2009 included approximately $8 million and $8.4 million, respectively, related to software maintenance contracts, which is primarily earned and recognized as income on a straight-line basis during the remaining terms of these agreements. For the remainder of 2010, we expect to recognize $12.6 million of the March 31, 2010 backlog of $15.7 million.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 28, 2009
Revenues

	March 31,	March 28,
	2010	2009	Change	%
System Test Products	$2,430	$3,555	$(1,125)	-32%

MCU	1,776	2,274	(498)	-22%
Other	16	—	16	—

Total Products	4,222	5,829	(1,607)	-28%
Services	6,945	4,488	2,457	55%

Total Revenues	$11,167	$10,317	$850	8%
Our total revenues for the first quarter of 2010 were $11.2 million compared to total revenues of $10.3 million for the first quarter of 2009.
Our product revenue consists primarily of sales of our System Test Products as well as sales of our traditional MCU product line. Product revenues were approximately $4.2 million or 38% of our total first quarter revenues compared to $5.8 million or 57% of our total first quarter revenue for 2009. Overall, our first quarter 2010 product revenues decreased by approximately $1.6 million or 28% compared to the same period in the prior year. The decrease in our total product sales is primarily attributable to a $1.1 million and $0.5 million decline in our System Test Products and MCU product lines. The $1.1 million decrease in System Test Products is a result of approximately $0.8 million of customer application revenue that was recognized in the first quarter of 2009 as well as lower hardware revenues. The decrease of $0.5 million in our legacy MCU product line is primarily the result of lower demand from two of our large domestic carrirers. Although we expect continued MCU sales in the foreseeable future, this is a mature product line with sales that do fluctuate based on an unpredictable demand, but we believe sales for this product line will continue to decline over time.
Our services revenue consists of software maintenance, managed services agreements, installation oversight and product management services. Services revenue was approximately $6.9 million or 62% of total first quarter of 2010 revenues compared to $4.5 million or 43% of the total first quarter revenue for 2009 Overall, our first quarter 2010 service revenue increased by approximately $2.5 million or 55% compared to the same period in the prior year. The increase was primarily attributable to a multi-year managed services agreement that we completed during the second quarter 2009 that added approximately $1.7 million in new revenue during the first quarter of 2010. In addition, increases in repair and maintenance revenue accounted for an additional $0.8 million in revenue as compared to the first quarter of 2009.
Gross Profit
Our gross profit for the first quarter of 2010 was $6.5 million compared to $5.3 million in the first quarter of 2009, an increase of $1.2 million or 22.6%. As a percentage of sales, our gross profit margin for the first quarter of 2010 was 58% versus 51% for the first quarter of 2009. The increase in our gross profit and gross profit margin is primarily attributable to our increased service revenues that typically carry higher gross margins as compared to product revenues as well as our cost reduction efforts that began in 2009, to reduce our overall costs through workforce reductions and outsourcing almost 100% of our manufacturing.
Selling and Marketing Expenses

	March 31,	March 28,
	2010	2009	Change	%
Employee Costs	$1,502	$1,147	$355	31%
Travel Expenses	207	175	32	18%
Consulting	113	110	3	3%
Other	241	223	18	8%

Total	$2,063	$1,655	$408	25%
Our total selling and marketing expenses was $2.1 million in the first quarter of 2010 compared to $1.7 million in the first quarter of 2009, an increase of $0.4 million or 25%. This increase is primarily attributable to increased payroll, accrued commissions and employee benefit costs as we hired additional sales and marketing employees in the second half of 2009 to help bolster our sales efforts and support other OEM initiatives. Travel related expenses have also increased slightly as a result of the additional employees. Our selling and marketing consulting costs have remained flat quarter over quarter. Various other expense items resulted in a slight increase quarter over quarter, none of which are individually material. As a percentage of revenues, selling and marketing expenses increased to 18% in the first quarter of 2010 from 16% in the first quarter of 2009.

General and Administrative Expenses

	March 31,	March 28,
	2010	2009	Change	%
Employee Costs	$913	$947	$(34)	-4%
Stock Compensation	415	197	218	111%
Legal & Professional Fees	260	760	(500)	-66%
General Insurance	89	170	(81)	-48%
Other	541	501	40	8%

Total	$2,218	$2,575	$(357)	-14%
Our general and administrative expenses for the first quarter of 2010 were $2.2 million compared to $2.6 million in the first quarter of 2009, a decrease of $0.4 million or 14%. General and administrative expenses consist primarily of payroll and employee benefit related costs, stock compensation expenses, legal and professional fees, general insurance expenses, and other various expenses. Our general and administrative expenses decreased primarily as a result of lower legal and professional fees due to our change in audit firms as well as a concerted effort to reduce our use of outside legal counsel. Our insurance expense decline is primarily due to changes in our directors and officers insurance program as well as negotiating lower premiums in our overall general insurance plans. Our increase in stock compensation expenses is due primarily to a restricted stock grant of 50,000 common shares to our new Chairman of the Board. Various other expense items resulted in a slight increase quarter over quarter, none of which are individually material. As a percentage of revenues, general and administrative expenses decreased to 20% in the first quarter of 2010 compared to 25% in the first quarter of 2009.
Research and Development Expenses

	March 31,	March 28,
	2010	2009	Change	%
Employee Costs	$1,889	$1,992	$(103)	-5%
Professional Fees	336	102	234	229%
Depreciation	143	190	(47)	-25%
Cost of sales allocation	(329)	(613)	284	-46%
Other	321	365	(44)	-12%

Total	$2,360	$2,036	$324	16%
Our research and development expenses for the first quarter of 2010 were $2.4 million compared to $2.0 million in the first quarter of 2009, an increase of $0.4 million or 16%. Our research and development expense consist primarily of payroll and related benefit costs, professional fees, depreciation expenses and other expenses. In addition, because some of our contractual agreements require us to provide engineering development or repair services to our customers, a portion of our engineering costs were allocated to cost of sales. Our employee related costs have declined by approximately $0.1 million as a result of the 2009 workforce reductions. Professional fees have increased by $0.2 million which is primarily attributable to additional costs associated with a new managed service agreement completed during the second quarter 2009. Depreciation expenses have decreased quarter over quarter as a result of some assets in the prior year becoming fully depreciated. The allocation of research and development charges to cost of sales has decreased by approximately

$0.3 million as a result of higher customer application revenue that was recognized in 2009. Various other expense items resulted in a slight decrease quarter over quarter, none of which are individually material. As a percentage of revenues, research and development expense for the first quarter of 2010 was 21% as compared to 20% for the first quarter of 2009.
Severance Expenses
At the end of the first quarter of 2010, as part of our efforts to accelerate cash generation and improve profitability, we developed a plan to significantly reduce our operating cost structure across all functional areas of the organization. As part of that plan, we reduced our workforce by approximately 50 full time employees in April 2010. We recorded severance charges for these actions in the amount of approximately $1,726,000 of which approximately $468,000 million was recorded as part of cost of sales and $1,258,000 was recorded as an operating expense. We anticipate that this reduction in our workforce will generate savings in excess of $5.8 million in annualized salaries and benefits costs. On a forward looking basis after transition efforts are completed, we expect to achieve virtually 100% of these annualized savings beginning July 1, 2010.
Other (Expense)/Income
Other expense for the first quarter of 2010 was $0.4 million compared to $0.1 million income for the first quarter of 2009. This decrease of $0.5 million is due primarily to temporary foreign currency translation adjustments on intercompany loans with our foreign entities. In prior years, our intercompany loans with our foreign entities were considered permanent in nature, thus the translation adjustments were recorded directly to the balance sheet. In December 2009, these intercompany loans were formalized as being temporary in nature, and thus the translation adjustments are now recorded directly to the income statement. In the first quarter of 2010, these adjustments represented approximately $0.3 million of non-cash expense as compared to no expense recorded in the first quarter of 2009. In addition, our interest income on our excess cash balances was negatively impacted by the overall decline in prevailing interest rates and as a result interest income was approximately $16,000 in the first quarter 2010 as compared to $125,000 in the same period in 2009.
Income Taxes
We recorded an income tax benefit of $0.2 million during the first quarter of 2010 compared to an income tax expense of $0.1 million in the first quarter of 2009. The decrease in tax expense in the first quarter of 2010 is primarily due to lower taxable earnings or losses in the foreign operating jurisdictions as compared to the first quarter 2009.
We continue to record a valuation allowance against U.S. federal, state and certain foreign net operating losses from continuing operations incurred in the first quarter of 2010 as the tax benefit generated from those losses was deemed to be likely unrealizable in future periods.
Loss from Continuing Operations and Loss Per Share from Continuing Operations
For the first quarter of 2010, we recorded a net loss from continuing operations of approximately $1.7 million compared to a net loss from continuing operations of $1.0 million for the first quarter 2009, a decrease of $0.7 million for the reasons stated above. Our basic and diluted loss from continuing operations per common share was $(0.13) for the first quarter of 2010 compared to $(0.08) for the first quarter of 2009. Basic and diluted weighted average common and common equivalent shares outstanding were approximately 12.7 million for both the first quarter of 2010 and 2009.
LIQUIDITY AND CAPITAL RESOURCES
We have historically met our working capital and capital spending requirements, including the funding for expansion of operations, product developments and acquisitions, through net cash flows provided by operating activities. Our principle source of liquidity is our operating cash flows and cash on our balance sheet. Our cash, cash equivalents and short-term investments are unrestricted and available for corporate purposes, including acquisitions, research and development and other general working capital requirements. In addition, there are no material restrictions on our ability to transfer and remit funds among our international affiliated companies. Our cash and cash equivalents and short-term investments decreased to $63.8 million at March 31, 2010 from $66.0 million at December 31, 2009. The $2.2 million decrease in cash and cash equivalents and short term investments from December 31, 2009 is largely attributable to cash payments of $0.8 million related to incentive plan payments, $0.7 million related to international income tax payments and $0.4 million of final severance payments related to the October 2009 workforce reduction as well an increase in trade and other accounts receivables of $1.1 million partially offset by slight increases in other liabilities. We believe we have sufficient cash balances to meet our cash flow requirements and growth objectives over the next twelve months.
We had working capital of $68.6 million at March 31, 2010, a decrease of $0.6 million from $69.2 million of working capital as of December 31, 2009. The decrease in working capital was due primarily to an increase in trade and other accounts receivables of $1.1 million, an increase in refundable income taxes of $0.4 million, a decrease in accrued salaries and wages of $0.6 million offset by an accrual of $1.7 million related to accrued severance charges.
Net cash used in operating activities for the three months ended March 31, 2010 was $2.0 million compared to net cash used in operating activities of $0.3 million for the same period in the prior year. The increase in net cash used in operating activities is primarily attributable to the increase in accounts receivable and foreign tax payments as well as other working capital fluctuations.
Net cash used in investing activities was approximately $0.2 million for the three months ended March 31, 2010, which was primarily related to capital expenditures to support our operations. Net cash provided by investing activities of $1.9 million for the three months ended March 28, 2009 was primarily related to the redemption of a short term investment.
Net cash used in financing activities was approximately $69,000 for the three month period ended March 31, 2010 as the result of us purchasing approximately 10,600 shares of our common stock under our stock repurchase program.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
We lease office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility was extended on September 14, 2009 until March 31, 2011. The lease for our Piscataway, New Jersey location expires on April 30, 2012. We also have office leases in Bracknell, United Kingdom and Wuppertal, Germany, which expire on December 24, 2012 and January 31, 2011, respectively, and we lease office space in Kontich, Belgium pursuant to a lease commitment which continues through October 2010 and continues month to month thereafter until terminated by either party. We are also involved in various month-to-month leases for research and development and office equipment at all locations.
Minimum annual future commitments due by period as of March 31, 2010 are (in thousands):

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years

Operating Lease Obligations	$1,657	$761	$871	$25	$—
Severance Obligation	1,726	1,726	—	—	—
Purchase Obligations	11	—	11	—	—
Uncertain Tax Obligations	750	—	750	—	—
Pension Obligations	956	—	—	—	956

Total	$5,100	$2,487	$1,632	$25	$956

The lease expense for the three month periods ended March 31, 2010 and March 31, 2009 was $0.2 million for the respective periods.
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
Application of Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, economic conditions, and in some cases, actuarial techniques. Actual results may differ from those estimates. A discussion of market risks affecting us can be found in “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

A summary of our significant accounting policies and application of these policies are included in the Notes to Consolidated Financial Statements and in MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2009. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. There were no changes to our critical accounting policies during the first quarter of 2010.

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

Item 4. CONTROLS AND PROCEDURES
The Chief Executive Officer and the Chief Financial Officer and Treasurer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS
In addition to the other information set forth in this Form 10-Q, we wish to caution each reader of this Form 10-Q to carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (our “2009 Form 10-K”), which could materially affect our business, financial condition or future results. There are no material changes in our risk factors from those disclosed in our 2009 Form 10-K, except as follows:
In April 2010, we implemented initiatives to reduce our operating expense structure in an effort to improve profitability and to increase our cash generation capabilities. These initiatives included a reduction in our workforce of approximately fifty positions across the Company, and a reduction in the number of growth initiatives that we have underway, as we focus on near-term and customer-driven opportunities. Although we believe these actions will result in the reduction in our operating expenses that we have anticipated and will accelerate our efforts to increase our profitability and cash generation, they may not do so in the timeframes or to the degree that we expect. In addition, we face the risk that these actions may impair our ability to hire and retain key personnel and to effectively develop and market new or improved products and remain competitive in our markets. These circumstances could cause our revenue and earnings to be lower than we expect.

Item 6. EXHIBITS

(a) Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Appendix I to Management Incentive Compensation Plan for 2010 Award Year, adopted February 19, 2010, filed herewith

10.2	Summary of Compensation Program for non-employee Chairman of the Board of Directors, adopted March 23, 2010, filed herewith

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.
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

Tollgrade Communications, Inc. (Registrant)
Dated: May 6, 2010	/s/ Joseph A. Ferrara
Joseph A. Ferrara
Chief Executive Officer and President

Dated: May 6, 2010	/s/ Michael D. Bornak
Michael D. Bornak
Chief Financial Officer and Treasurer

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Appendix I to Management Incentive Compensation Plan for 2010 Award Year, adopted February 19, 2010, filed herewith

10.2	Summary of Compensation Program for non-employee Chairman of the Board of Directors, adopted March 23, 2010, filed herewith

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.