Form 10-Q
period 2010-06-30
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2010-08-03
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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
Yes ☐    No ☑
As of August 2, 2010, there were 12,708,982 shares of the Registrant’s Common Stock, $0.20 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value) (Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$64,147	$66,046
Short-term investments	3	3
Trade accounts receivable, net of allowance for doubtful accounts of $1,403 and $1,496 in 2010 and 2009	10,860	6,998
Other receivables	189	1,007
Inventories, net	1,567	2,119
Prepaid expenses and deposits	794	759
Deferred and refundable income taxes	629	196

Total current assets	78,189	77,128
Property and equipment, net	2,574	3,101
Intangibles, net	6,041	7,110
Deferred tax assets	107	119
Other assets	143	229

Total assets	$87,054	$87,687

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,506	$927
Accrued warranty	565	504
Accrued expenses	1,519	2,456
Accrued salaries and wages	839	1,190
Income taxes payable	251	393
Deferred revenue	2,907	2,463

Total current liabilities	7,587	7,933
Pension Obligation	897	983
Other tax liabilities	724	738
Deferred tax liabilities	251	290

Total liabilities	9,459	9,944

Commitments and contingencies	—	—

Shareholders’ equity:

Common stock, $0.20 par value; 50,000 authorized shares, issued shares, 13,871 in 2010 and 13,788 in 2009	2,774	2,746
Additional paid-in capital	75,756	75,244
Treasury stock, at cost, 1,162 shares in 2010 and 1,151 in 2009	(8,632)	(8,563)
Retained earnings	9,107	9,543
Accumulated other comprehensive loss	(1,410)	(1,227)

Total shareholders’ equity	77,595	77,743

Total liabilities and shareholders’ equity	$87,054	$87,687

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 27,	June 30,	June 27,
	2010	2009	2010	2009
Revenue:
Products	$4,936	$4,141	$9,158	$9,970
Services	6,564	6,502	13,509	10,990

Total Revenue	11,500	10,643	22,667	20,960

Cost of sales:
Products	2,273	2,769	4,087	5,554
Services	1,863	1,935	3,856	3,359
Amortization	389	649	789	1,290
Severance	(51)	93	417	276

Total cost of sales	4,474	5,446	9,149	10,479

Gross profit	7,026	5,197	13,518	10,481

Operating expenses:
Selling and marketing	1,273	1,628	3,336	3,283
General and administrative	1,954	2,839	4,172	5,414
Research and development	1,680	2,405	4,040	4,441
Severance	627	3	1,885	66

Total operating expenses	5,534	6,875	13,433	13,204

Income/(Loss) from operations	1,492	(1,678)	85	(2,723)
Other (expense)/ income	(315)	391	(724)	509

Income(Loss) before income taxes	1,177	(1,287)	(639)	(2,214)
(Benefit) provision for income taxes	(50)	198	(203)	295

Income(Loss) from continuing operations	1,227	(1,485)	(436)	(2,509)

Loss from discontinued operations	0	(24)	—	(223)

Net Income(Loss)	$1,227	($1,509)	($436)	($2,732)

Per share information:
Weighted average shares of common stock and equivalents:
Basic	12,649	12,681	12,652	12,680
Diluted	12,815	12,681	12,652	12,680

Net Income(loss) per common and common equivalent shares:
Basic	$0.10	($0.12)	($0.03)	($0.22)
Diluted	$0.10	($0.12)	($0.03)	($0.22)

Income(Loss) per common and common equivalent shares from continuing operations:
Basic	$0.10	($0.12)	($0.03)	($0.20)
Diluted	$0.10	($0.12)	($0.03)	($0.20)

Income(loss) per common and common equivalent shares from discontinued operations:
Basic	$0.00	$0.00	$0.00	($0.02)
Diluted	$0.00	$0.00	$0.00	($0.02)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	June 30, 2010	June 27, 2009

Cash flows from operating activities :
Net loss	($436)	($2,732)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss from discontinued operations	—	223
Amortization expense	789	1,290
Depreciation expense	610	560
Stock-based compensation expense	519	545
Deferred income taxes	(683)	180
Provision for losses on inventory	(279)	226
Provision for allowance for doubtful accounts	(92)	66
Changes in assets and liabilities:
Accounts receivable-trade	(4,075)	(1,049)
Other receivable	882	307
Inventories	831	1,197
Prepaid expenses, deposits and other assets	37	388
Accounts payable	634	561
Accrued warranty	101	(274)
Accrued expenses	(177)	(496)
Accrued royalties payable	68	(230)
Income taxes payable	(549)	(19)

Net cash provided by operating activities of discontinued operations	—	12

Net cash (used in)/provided by operating activities	(1,820)	755

Cash flows from investing activities:
Proceeds on sale of cable product line	—	3,012
Proceeds from note receivable	106	17
Redemption/maturity of short term investments	—	2,220
Purchase of assets	—	(300)
Purchase of property and equipment	(165)	(399)

Net cash used in investing activities of discontinued operations	—	(57)

Net cash (used in)/provided by investing activities	(59)	4,493

Cash flows from financing activities:

Exercise of common stock options	44	—
Repurchase of treasury stock	(69)	—

Net cash used in financing activities	(25)	—

Net increase in cash and cash equivalents	(1,904)	5,248
Effect of exchange rate changes on cash and cash equivalents	5	494
Cash and cash equivalents, beginning of period	66,046	57,976

Cash and cash equivalents, end of period	$64,147	$63,718

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	892	285

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholder’s Equity
In thousands (Unaudited)

	Common Stock			Treasury Stock
							Accumulated
			Additional				Other
			Paid-In			Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance at
December 31, 2009	13,788	$2,746	$75,244	1,151	($8,563)	$9,543	($1,227)	$77,743

Exercise of common stock options	13	2	42					44
Purchase of treasury stock				11	(69)			(69)
Compensation expense for options and restricted stock, net	70	26	470					496
Foreign currency translation							(183)	(183)
Net loss						(436)		(436)

Balance at June 30, 2010	13,871	$2,774	$75,756	1,162	($8,632)	$9,107	($1,410)	$77,595

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
In 2010, Tollgrade Communications, Inc. (“Tollgrade,” the “Company”, “we”) will report our quarterly results as of the end of each calendar quarter beginning with the quarter ended March 31, 2010. Prior to 2010, we reported our quarterly results based on fiscal quarters and, as such, our prior year quarters ended on March 28, 2009, June 27, 2009, September 26, 2009 and December 31, 2009. For comparative purposes, for the second quarter and the first six months of 2009, we have evaluated the three days business activity between June 27, 2009 and June 30, 2009 and found no material differences in revenue, cost of sales, operating expenses, assets, liabilities and equity that would cause us to restate our 2009 second quarter or six month financial results. We have prepared the accompanying unaudited condensed consolidated financial statements included herein in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements as of and for the three month and six month periods ended June 30, 2010 should be read in conjunction with our consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2009. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of our management, all adjustments considered necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements were included, and all adjustments are of a normal and recurring nature. Operating results for the quarter ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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

The fair value of cash equivalents was $64.1 million and $66.0 million at June 30, 2010 and December 31, 2009, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.
3. STOCK-BASED COMPENSATION
We currently sponsor one active stock compensation plan. Our 2006 Long-Term Incentive Compensation Plan (the “2006 Plan”) was adopted by our Board of Directors in March 2006 and was approved by our shareholders in May 2006. The 2006 Plan originally authorized up to 1,300,000 shares under the Plan, and was amended during 2009 to increase the shares authorized for issuance under the 2006 Plan to 2,800,000 shares, provided however, that the maximum number of restricted shares of that total shall be 300,000. This amendment was adopted by our Board of Directors in May 2009 and approved by our shareholders in August 2009. Awards in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units may be granted to directors, officers and other employees under the 2006 Plan.
Options granted to employees under our equity compensation plans prior to 2007 generally vested over a two-year period with one-third vesting upon grant. Beginning in 2007, options granted to employees under the 2006 Plan generally vest over a three-year period, with one-third vesting at the end of each year during such period. Options granted to non-employee directors are generally fully vested on the date of the grant. Options granted under our equity compensation plans expire ten years from the date of the grant. The grant price on any such shares or options is equal to the fair market value of our shares at the date of the grant, as defined in the 2006 Plan. Restricted shares and stock appreciation rights will vest in accordance with the terms of the applicable award agreement and the 2006 Plan. The 2006 Plan requires that non-performance-based restricted stock grants to employees vest in no less than three years, while performance-based restricted stock grants may vest after one year. Grants of restricted stock to directors may vest after one year. Under the terms of the 2006 Plan, during the restriction period, a holder of restricted shares has the right to vote the shares, but is not permitted to trade them.
Stock-Based Compensation Expense
During the first quarter of 2010, in connection with his appointment as Chairman of the Board, the Compensation Committee of the Board of Directors approved a grant of stock appreciation rights (“SARS”) with respect to 250,000 shares of our common stock to Edward Kennedy. The SARS vest only upon the satisfaction of certain conditions, none of which are considered probable at June 30, 2010; however, such conditions may be satisfied in the future. In addition, in connection with his appointment as Chairman, Mr. Kennedy received a grant of 50,000 restricted shares. As Mr. Kennedy, who has since been named our President and CEO, was a non-employee director at the time of the grant, the terms of the restricted share award provide that the shares will vest, and the restrictions on the shares will be lifted, one year from the date of grant, unless Mr. Kennedy is removed from the Board for cause during that time.
A total of 50,000 restricted shares were also granted under the 2006 Plan during the first quarter of 2010 to executive officers. Of these grants, 30,000 shares were issued to our former Chief Executive Officer, and 20,000 shares were issued to our Chief Financial Officer. The terms of these awards provide that they will vest, and the restrictions on the shares will be released, on the third anniversary of the grant date, provided in each case that the employee is still in our employ at such time. The 30,000 restricted shares granted to our former CEO were forfeited when he left the Company in June 2010.

During the second quarter of 2010, the Compensation Committee of the Board of Directors awarded 477,500 stock options to certain named executives and other key employees.
We recognized total stock-based compensation expense of less than $0.1 million and approximately $0.5 million for the three and six month periods ended June 30, 2010, respectively. Total stock-based compensation expense recognized from continuing operations for the three and six month periods ended June 27, 2009 was $0.2 million and $0.5 million, respectively.
The unamortized stock-based compensation expense from operations related to stock options and restricted stock totaled $2.2 million at June 30, 2010.
Transactions involving stock options under our current and prior plans and otherwise are summarized below:

	Number of	Range of Option	Weighted Average
	Shares	Prices	Exercise Price

Outstanding, December 31, 2009	1,684,795	$3.27 - $159.19	$27.29

Granted	477,500	$6.43 - $6.48	$6.48
Exercised	(13,167)	$3.40	3.40
Cancelled/Forfeited/Expired	(539,173)	$6.09 - $43.91	25.71

Outstanding, June 30, 2010	1,609,955	$3.27 – $159.19	$12.45

4. SEVERANCE
During the second quarter of 2010, we incurred a severance charge of $0.9 million related to the departure of our former Chief Executive Officer. This severance charge was partially offset by the reversal of $0.3 million of accruals related to the severance charges we recorded in the first quarter of 2010.
During the first quarter of 2010, we accelerated our efforts to reduce our operating expenses in order to help position us to achieve stronger profitability levels in the future. As such, we eliminated 48 positions across all functional levels of the organization in an effort to reduce our overall cost structure. The total severance charge associated with these actions was approximately $1.7 million of which approximately $0.5 million was recorded as cost of sales expense and $1.2 million was recorded as an operating expense. The majority of the cash payments related to this action were made during the second quarter of 2010, and we anticipate no further expenses related to these actions.
During the second quarter of 2009, we decided to outsource almost all of our in-house manufacturing to a third party vendor and, as such, we reduced our production staffing. The total severance expense associated with this action was approximately $0.1 million. All cash payments related to this action were paid in 2009 and no further expense is expected.
During the first quarter of 2009, we implemented a restructuring program pursuant to which we realigned existing resources to new projects, reduced our field service and sales staffing and completed other reduction activities. The severance costs associated with this program amounted to approximately $0.3 million of which approximately $0.2 million was recorded in cost of sales and approximately $0.1 million was recorded as operating expenses. All cash payments related to this program were paid in 2009 and no further expense is expected.

5. INTANGIBLE ASSETS
The following information is provided regarding our intangible assets (in thousands):

		June 30, 2010
				Impairments
			Accumulated	During the
	Useful Life		Amortization and	Reporting
Amortizing Intangible Assets:	(Years)	Gross	Impairments	Period	Net

Post warranty service agreements	6-15	$37,300	$32,582	$—	$4,718
Technology	2-10	13,974	12,969	—	$1,005
Customer relationships	5-15	883	637	—	$246
Tradenames and other	1-10	571	499	—	$72

Total Intangible Assets		$52,728	$46,687	$0	$6,041

		December 31, 2009
				Impairments
			Accumulated	During the
	Useful Life		Amortization and	Reporting
Amortizing Intangible Assets:	(Years)	Gross	Impairments	Period	Net

Post warranty service agreements	6-15	$37,779	$5,438	$26,960	$5,381
Technology	2-10	14,000	12,488	191	1,321
Customer relationships	5-15	927	613	—	314
Tradenames and other	1-10	537	443	—	94

Total Intangible Assets		$53,243	$18,982	$27,151	$7,110

Differences between reported amortization expense and the change in reported accumulated amortization may vary because of foreign currency translation differences between the balance sheet and income statement.
Amortization expense is estimated to be $0.8 million, $1.2 million, $0.7 million, $0.5 million and $0.5 million for the remainder of 2010, and each of the years 2011, 2012, 2013 and 2014, respectively.
Impairments
Long-Lived Assets
We perform impairment reviews of our long-lived assets upon a change in business conditions or upon the occurrence of a triggering event.
In mid-December 2009, we learned that a major customer of our LoopCare post-warranty software maintenance services would not renew its direct contract with us for those services following the contract’s expiration date on December 31, 2009. As such, we incurred an impairment charge of approximately $27.0 million related to this occurrence following our review of the carrying value of this long-lived asset.

6. INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

Raw materials	$3,428	$3,584
Work in process	676	830
Finished goods	1,925	2,352

Total Gross Inventory	6,029	6,766

Reserves for slow moving and obsolete inventory	(4,462)	(4,647)

Net Inventory	$1,567	$2,119

7. PRODUCT WARRANTY
Activity in the warranty accrual is as follows (in thousands):

	June 30, 2010	December 31, 2009

Balance at the beginning of the period	$504	$926
Accruals for warranties issued during the period	234	894
Settlements during the period	(173)	(1,316)

Balance at the end of the period	$565	$504

8. PER SHARE INFORMATION
Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per common share is computed by dividing net loss by the combination of dilutive common share equivalents, comprised of shares issuable under our share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.
When we are in a loss position, we do not include any stock options outstanding with an exercise price below the average market price, as their effect would be considered anti-dilutive. Since we reported net income in the second quarter of 2010, our per share information for the three month period ended June 30, 2010 includes the dilutive effect of 166,115 equivalent shares. The three month period ended June 27, 2009, and the six month periods ended June 30, 2010 and June 27, 2009, do not include the effect of dilutive securities because inclusion would be anti-dilutive to the earnings per share calculation. As of June 30, 2010 and June 27, 2009, 1,337,647 and 1,710,096 equivalent shares, respectively, were anti-dilutive.

9. REVENUE CONCENTRATION, MAJOR CUSTOMERS
The following table represents our total sales by major product lines as well as the percentage of total revenue represented by sales of each such major product line.

	Three Months Ended				Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009

Test Products	$3,606	31%	$3,359	32%	$6,036	26%	$6,914	33%
MCU	1,330	12%	782	7%	3,122	14%	3,056	15%
Services	6,564	57%	6,502	61%	13,509	60%	10,990	52%

Total	$11,500	100%	$10,643	100%	$22,667	100%	$20,960	100%

As of June 30, 2010, we had approximately $3.8 million of accounts receivable with two customers, each of which individually exceeded 10% of our June 30, 2010 receivable balances. As of December 31, 2009, we had approximately $5.4 million of accounts receivable with three customers, each of which individually exceeded 10% of our December 31, 2009 receivable balances.
The following table represents sales to our customers that individually exceeded 10% of our net sales:

	Three Months Ended				Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009

Customer A	$2,317	20%	$2,086	20%	$5,147	23%	$5,155	25%
Customer B	1,806	16%	1,558	15%	3,558	16%	—	—
Customer C	—	—	1,330	13%	—	—	—	—

Total	$4,123		$4,974		$8,705		$5,155

Our sales are primarily in the following geographic areas: Domestic (United States); the Americas (excluding the United States); Europe and Africa and Asia. The following table represents sales to our customers based on these geographic locations:

	Three Months Ended				Six Months Ended
	June 30, 2010		June 27, 2009		June 30, 2010		June 27, 2009

Region
Europe/Africa	$4,151	36%	$2,494	23%	$7,606	33%	$4,563	22%
Americas	412	4%	938	9%	647	3%	1,704	8%
Asia	347	3%	332	3%	359	2%	499	2%

Total International	4,910	43%	3,764	35%	8,612	38%	6,766	32%
Total Domestic	6,590	57%	6,879	65%	14,055	62%	14,194	68%

Total Revenue	$11,500	100%	$10,643	100%	$22,667	100%	$20,960	100%

10. COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30, 2010	June 27, 2009	June 30, 2010	June 27, 2009

Net Income/(Loss)	$1,227	($1,509)	($436)	($2,732)
Foreign currency translation	(52)	937	(183)	620

Comprehensive Income/(Loss)	$1,175	($572)	($619)	($2,112)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Additionally, when used in this form 10-Q unless the context requires otherwise, the terms “we”,” our”, and “us” refer to Tollgrade Communications, Inc.
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
Overview
Tollgrade Communications, Inc. is a leading provider of centralized test and measurement systems and service offerings to the telecommunications market. Our products enable our customers to remotely diagnose and proactively address problems in their networks. Our services and managed services offerings complement our product solutions as well as provide customer support and engineering services. In addition, we are also utilizing our core expertise in service assurance to develop our LightHouse product line for the electric utility market as this product line is designed to provide power grid monitoring capabilities.
For the second quarter ended June 30, 2010, we reported our first quarterly net income since the third quarter of 2008. We believe our profitability was primarily driven by our revenue performance during the second quarter of 2010, coupled with reduced costs resulting from our recent efforts to realign our business.
Specifically, we reported revenue of $11.5 million during the second quarter of 2010, which represented an 8% increase over revenues posted during the second quarter of 2009, and a nearly 3% increase over revenues achieved during the first quarter of this year. We see these revenue gains as a positive sign that our business conditions are improving. In addition, during the second quarter of 2010, we began to realize the benefits of our recent efforts to realign our business. We took decisive action during the first quarter of 2010 to accelerate the reduction of our operating costs, primarily through a reduction in our workforce. This workforce reduction was fully completed by the end of the second quarter 2010, and together with some employee attrition, should result in annualized savings in excess of $6.2 million. The savings achieved from this accelerated cost reduction effort, combined with the cost savings achieved as a result of reductions made during the fourth quarter of 2009 and our outsourcing of almost all of our in-house manufacturing during the first half of 2009, have had a positive impact on our gross margins and lowered our overall operating costs. We believe that these actions have positioned the Company to sustain profitability in the future while strengthening our competitive position in the marketplace.
As part of the comprehensive review process that we undertook during the first quarter of 2010, we consolidated and focused activities in a number of areas as follows:
•	We reviewed our organic growth initiatives and as a result have reduced a number of our internal initiatives, while sharpening our focus on near-term opportunities with the best prospects for revenue and profitability. We reduced capital investment in areas involving higher risk prior to any realized returns. As a result, early in the second quarter of 2010, we discontinued two yet to be announced projects, one of which was still in its early research stage and the other of which was in the initial stages of development.

•	We will continue to fully support our broad product portfolio, including hardware, software and services offerings targeted at the telecommunications market, while ensuring that our existing and new customers receive the highest level of service. We will also continue to support growth initiatives in our telecommunications product lines, including customer-driven expansion of our hardware and software offerings.

•	We will continue to support our LightHouse power utility product offering. We completed an expanded trial of this product with a major U.S. power utility customer in late June 2010 and expect to receive the customer’s decision regarding deployment or further trial expansion during the third quarter 2010. We also have a trial underway for this product offering with a large Canadian utility customer.

•	We will continue to pursue opportunities to expand our professional services and managed service offerings. We have taken steps to forge or strengthen relationships with global network equipment manufacturers, as well as direct relationships with service providers, to offer new service capabilities. Our goal is to increase our penetration in the services market and in our telecommunications accounts.

•	We anticipate that the reduction in our workforce along with the attrition of an additional seven employees over the first half of 2010 should generate annualized savings in excess of $6.2 million in salary and benefits costs.
We believe that these actions will better align our resources and reduce our overall cost structure so that we can become more competitive in the marketplace as we look to secure future revenue opportunities and position ourselves to provide a greater return to our shareholders.
Products
In September 2009, we introduced our new test management OSS, Stratum™. Stratum’s initial features are based on both existing customer requests for enhanced features and our view of the trends in the marketplace. Now that the base development for Stratum is complete, development going forward will be driven through customer-led initiatives and projects.

In October 2009, we signed an agreement with Accanto Systems, SRL to provide mobile and VoIP protocol analyzers under the Tollgrade brand name. The agreement enables us to sell the Accanto protocol analyzer probes and OSS platforms with exclusivity in the United States, Canada, and the Caribbean. The protocol probes monitor signaling protocols and network traffic, allowing rapid resolution of difficult network and equipment problems. In the second quarter of 2010, we secured orders for individual analyzer sales to multiple customers, and we signed a multi-year service agreement with a Tier 1 telecommunications provider in the U.S. to provide professional services on a previously deployed system.
Electric Utility Monitoring Products
We have conducted trials with a number of utility provider customers and other technology providers throughout 2009 and continuing throughout the second quarter of 2010. In particular, we have conducted extensive trials with one major utility company and during the second quarter 2010, we expanded this trial, including customer-specific product features and capabilities. We are working with the customer to review and analyze the trial data in support of building the case for a full scale deployment. Our goal is to convert the pilot program into a full-scale deployment. This expanded trial was completed at the end of June 2010 and we expect to receive the customer’s decision during the third quarter 2010 with respect to system deployment or an expanded trial. We are also actively pursuing additional customer trials.
The market for power grid monitoring has been slower to evolve than we originally projected and to date, our efforts in the monitoring segment of the market have not produced the results we anticipated. However, we continue to believe the power utility market offers potential for long-term growth.
Services and Managed Services
Historically, our services business was comprised of the more traditional POTS-based testability services, and the revenue stream was largely project-based and as such, difficult to predict. During the last few years, our services business has shifted toward more contract-based software maintenance services, the revenue from which is more predictable. We expect our services business to continue to comprise a large percentage of our revenue in the future.
The managed services market is an area of potential growth for us. We are focused on expanding our managed services business with both our telecommunications customers as well as larger network equipment and managed service providers.
Our Customers
Our customers include the top telecom providers and numerous independent telecom and broadband providers around the world. Our primary customers for our telecommunications products and services are large domestic and European telecommunications service providers. We track our telecommunication sales by two large customer groups, the first of which includes AT&T, Verizon and Qwest (collectively referred to herein as “large domestic carriers”), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”). For the three and six months ended 2010, sales to the large domestic customers and European Telcos are as follows:

	Three Months Ended				Six Months Ended
	June 30, 2010		June 27, 2009		June 30, 2010		June 27, 2009

Large Domestic Carriers	$4,327	38%	$3,948	37%	$8,862	39%	$9,293	44%
European Telcos	$2,294	20%	$2,201	21%	$4,264	19%	$4,784	23%

Backlog
Our order backlog for firm customer purchase orders, software maintenance contracts and managed services contracts was $14.3 million as of June 30, 2010 compared to a backlog of $15.6 million as of December 31, 2009. The backlog at June 30, 2010 and December 31, 2009 included approximately $7.2 million and $8.4 million, respectively, related to software maintenance contracts, which is primarily earned and recognized as income on a straight-line basis during the remaining terms of these agreements. During the remainder of 2010, we expect to recognize $8.2 million of the June 30, 2010 backlog.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 27, 2009
Revenue

	June 30, 2010	June 27, 2009	Change	%

System Test Products	$3,606	$3,359	$247	7%
MCU	1,330	782	548	70%

Total Products	4,936	4,141	795	19%
Services	6,564	6,502	62	1%

Total Revenues	$11,500	$10,643	$857	8%
Our total revenues for the second quarter of 2010 were $11.5 million compared to total revenues of approximately $10.6 million for the second quarter of 2009.
Our product revenue consists primarily of sales of our system test products as well as sales of our traditional MCU product line. Product revenue was approximately $4.9 million or 43% of our total second quarter revenue compared to $4.1 million or 39% of our total second quarter revenue for 2009. Overall, our second quarter 2010 product revenue increased by approximately $0.8 million or 19% compared to the same period in the prior year. The increase in our total product sales is primarily attributable to an additional $0.5 million of MCU product sales to certain large domestic carriers as well as an increase in our system test products, primarily our LoopCare product line of approximately $0.3 million. Although we expect continued MCU sales in the foreseeable future, this is a mature product line with sales that fluctuate based on an unpredictable demand over time. Our services revenue consists of software maintenance, managed services agreements, installation oversight and product management services. Services revenue was approximately $6.6 million or 57% of total second quarter of 2010 revenue compared to $6.5 million or 61% of the total second quarter revenue for 2009. Overall, our second quarter 2010 services revenue was almost equal to the same period in the prior year.
Gross Profit
Our gross profit for the second quarter of 2010 was $7.0 million compared to $5.2 million in the second quarter of 2009, an increase of $1.8 million or 35%. As a percentage of sales, our gross profit margin for the second quarter of 2010 was 61% versus 49% for the second quarter of 2009. The increase in our gross profit and gross profit margin is primarily attributable to our cost reduction efforts that began in 2009 and continued into 2010, to reduce our overall costs through workforce reductions and outsourcing almost 100% of our in-house manufacturing, as well as lower amortization expenses.

Selling and Marketing Expenses

	June 30, 2010	June 27, 2009	Change	%

Employee Costs	$956	$1,165	($209)	-18%
Travel Expenses	92	199	(107)	-54%
Consulting Expenses	90	92	(2)	-2%
Other Expenses	135	172	(37)	-22%

Total	$1,273	$1,628	($355)	-22%
Our total selling and marketing expenses were approximately $1.3 million in the second quarter of 2010 compared to approximately $1.6 million in the second quarter of 2009, a decrease of approximately $0.3 million, or 22%. Our selling and marketing expenses consist primarily of employee costs, which include salaries and related payroll taxes, benefits, and commission expenses as well as related travel expenses and certain consulting expenses and other miscellaneous expenses. This decrease is primarily attributable to savings in salaries and payroll taxes, benefits and related travel expense as a result of our recent workforce reduction. Our selling and marketing consulting costs have remained almost equal quarter over quarter while various other expense items resulted in a slight decrease quarter over quarter, none of which are individually material. As a percentage of revenue, selling and marketing expenses decreased to 11% in the second quarter of 2010 as compared to 15% in the second quarter of 2009.
General and Administrative Expenses

	June 30, 2010	June 27, 2009	Change	%

Employee Costs	$817	$1,047	($230)	-22%
Legal & Professional Fees	621	1,287	(666)	-52%
General Insurance Expense	92	171	(79)	-46%
Other Expense	424	334	90	27%

Total	$1,954	$2,839	($885)	-31%
Our general and administrative expenses for the second quarter of 2010 were approximately $1.9 million compared to approximately $2.8 million in the second quarter of 2009, a decrease of $0.9 million or 31%. General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit related costs, stock compensation expenses, legal and professional fees, general insurance expenses, and other various expenses. Our second quarter 2010 general and administrative expenses decreased primarily as a result of lower legal and professional fees and our recent workforce reductions compared to the same prior period. The decrease in legal and professional fees of approximately $0.7 million was due primarily to costs associated with a potential 2009 acquisition candidate that amounted to approximately $0.1 million, reduced board fees of $0.2 million, legal fees associated with the 2009 proxy contest that amounted to $0.3 million as well as savings in 2010 due to our change in accounting firms and a concerted effort to reduce our use of outside legal counsel. The decline in our insurance expenses of approximately $79,000 during the second quarter of 2010 was due primarily to changes in our directors and officers insurance program as well as negotiating lower premiums in our overall general insurance programs. Various other expense items resulted in a slight increase quarter over quarter, none of which are individually material. As a percentage of revenues, general and administrative expenses decreased to 17% in the second quarter of 2010 compared to 27% in the second quarter of 2009.

Research and Development Expenses

	June 30, 2010	June 27, 2009	Change	%

Employee Costs	$1,527	$2,045	($518)	-25%
Professional Fees	106	129	(23)	-18%
Depreciation	145	157	(12)	-8%
Cost of sales allocation	(377)	(250)	(127)	51%
Other	279	324	(45)	-14%

Total	$1,680	$2,405	($725)	-30%
Our research and development expenses for the second quarter of 2010 were approximately $1.7 million compared to approximately $2.4 million in the second quarter of 2009, a decrease of $0.7 million or 30%. Our research and development expenses consist primarily of payroll and related benefit costs, professional fees, depreciation expenses and other expenses. In addition, because some of our contractual agreements require us to provide engineering development or repair services to our customers, a portion of our engineering costs were allocated to cost of sales. Our second quarter 2010 employee related costs have declined by approximately $0.5 million primarily as a result of our recent workforce reductions compared to the same prior period. Our professional fees and depreciation expenses have remained almost equal quarter over quarter. The allocation of research and development charges to cost of sales has increased by approximately $0.1 million as a result of a greater portion of engineering time spent on existing products and services as compared to research projects. Various other expense items resulted in a slight decrease quarter over quarter, none of which are individually material. As a percentage of revenue, research and development expense for the second quarter of 2010 was 15% as compared to 23% for the second quarter of 2009.
Severance Expenses
During the second quarter of 2010, we incurred a severance charge of $0.9 million related to the departure of our former Chief Executive Officer. This severance charge was partially offset by the reversal of $0.3 million of accruals related to the severance charges we recorded in the first quarter of 2010.
During the second quarter of 2009, we decided to outsource almost all of our in-house manufacturing to a third party vendor and, as such, we reduced our production staffing. The total severance expense associated with this action was approximately $0.1 million. All cash payments related to this action were paid in 2009 and no further expense is expected.
Other (Expense)/Income
Other expense for the second quarter of 2010 was $0.3 million compared to $0.4 million of other income for the second quarter of 2009. This decrease of $0.7 million is due primarily to temporary foreign currency translation adjustments on intercompany loans with our foreign subsidiaries as a result of the declining Euro and Pound Sterling against the U.S. dollar. In prior years, our intercompany loans with our foreign subsidiaries were considered permanent in nature due to no formal loan agreements being in place, thus the foreign exchange translation adjustments on these loans when converted to U.S. dollars were recorded directly to our balance sheet. In December 2009, these intercompany loans were formalized into loan agreements with established maturity dates and in accordance with GAAP, the loans were no longer considered permanent, but became temporary in nature, and thus the foreign currency translation adjustments on these loans from Euros and Pounds to U.S. dollars are now recorded directly to the income statement.

In the second quarter of 2010, these adjustments represented approximately $0.3 million of non-cash expense as compared to no expense being recorded in the second quarter of 2009. In addition, in the second quarter of 2009, we received an insurance settlement in the amount of $0.2 million. Finally, our interest income on our excess cash balances was negatively impacted by the overall decline in prevailing interest rates and as a result interest income was less than $0.1 million in the second quarter 2010 as compared to approximately $0.1 million in the second quarter 2009.
Income Taxes
We recorded an income tax benefit of $0.1 million during the second quarter of 2010 compared to an income tax expense of $0.2 million in the second quarter of 2009. The decrease in tax expense in the second quarter of 2010 is primarily due to lower taxable earnings or losses in the foreign operating jurisdictions as compared to the second quarter 2009.
We continue to record a valuation allowance against U.S. federal, state and certain foreign net operating losses from continuing operations incurred in the second quarter of 2010 as the tax benefit generated from those losses was deemed to be likely unrealizable in future periods.
Loss from Continuing Operations and Loss Per Share from Continuing Operations
For the second quarter of 2010, we recorded net income from continuing operations of approximately $1.2 million compared to a net loss from continuing operations of $1.5 million for the second quarter 2009, an improvement of $2.7 million quarter over quarter for the reasons stated above. Our basic and diluted income from continuing operations per common share was $0.10 for the second quarter of 2010 compared to a loss of $(0.12) for the second quarter of 2009. Basic weighted average common and common equivalent shares outstanding were approximately 12.7 million for the second quarter of both 2010 and 2009. Diluted weighted average common and common equivalent shares outstanding were approximately 12.8 and 12.7 million for the second quarter 2010 and 2009 respectively.
SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 27, 2009
Revenue

	June 30, 2010	June 27, 2009	Change	%

System Test Products	$6052	$6,914	($862)	-12%
MCU	3106	3,056	$50	2%

Total Products	9,158	9,970	($812)	-8%
Services	13,509	10,990	$2,519	23%

Total Revenues	$22,667	$20,960	$1,707	8%
Our total revenues for the six months ended June 30, 2010 were $22.7 million compared to total revenues of $21.0 million for the six months ended June 27, 2009.
Our product revenue consists primarily of sales of our system test products as well as sales of our traditional MCU product line. Product revenue was approximately $9.2 million or 40% of our total revenues for the first six months of 2010 compared to approximately $10.0 million or 48% of total revenues for the first six months of 2009. Overall, our 2010 six month product revenues decreased by approximately $0.8 million or 8% compared to the same prior year period. The decrease in our total product sales is primarily attributable to a $0.5 million decline in our LDU/4TEL/Celerity products and $0.3 million decline in our LoopCare product. Our MCU product line revenues for the six months ended 2010 were almost identical to the same 2009 period. Although we expect continued MCU sales in the foreseeable future, this is a mature product line with sales that fluctuate based on an unpredictable demand.

Our services revenue consists of software maintenance, managed services agreements, installation oversight and product management services. Services revenue was approximately $13.5 million or 60% of revenues for the first six months of 2010 compared to $11.0 million or 52% of revenues for the same 2009 period. Overall, our service revenue increased by approximately $2.5 million or 23% compared to the same period in the prior year. The increase was primarily attributable to our multi-year managed services agreement with Ericsson that we completed during the second quarter of 2009. Revenues under the Ericsson agreement were approximately $3.6 million for the six months ended 2010 compared to $1.5 million for the six months ended 2009. In addition, revenue from our new OEM product line that was brought on-board in late 2009 amounted to approximately $0.3 million during the first six months of 2010.
Gross Profit
Our gross profit for the first six months ended 2010 was $13.5 million compared to $10.5 million for the first six months of 2009, an increase of $3.0 million or 29%. As a percentage of sales, our gross profit margin for the six months ended 2010 was 60% versus 50% for the six months ended 2009. The increase in our gross profit and gross profit margin is primarily attributable to our cost reduction efforts that began in 2009, to reduce our overall costs through workforce reductions and outsourcing almost 100% of our in-house manufacturing, as well as lower amortization expense.
Selling and Marketing Expenses

	June 30, 2010	June 27, 2009	Change	%

Employee Costs	$2,459	$2,312	$147	6%
Travel Expenses	299	370	(71)	-19%
Consulting	227	204	23	11%
Other	351	397	(46)	-12%

Total	$3,336	$3,283	$53	2%
Our total selling and marketing expenses were flat at approximately $3.3 million for the first six months of 2010 and 2009. Selling and marketing expenses consist primarily of payroll and benefits, commissions, and travel expenses. Although this function of our business was also impacted by the workforce reductions, most of these reductions occurred in the latter half of the second quarter due to transition efforts. Additionally, commission expense and bonus expense are slightly higher due to the increased sales period over period. Various other expense items resulted in a slight decrease period over period, none of which are individually material. As a percentage of revenues, selling and marketing expenses decreased to 15% in the first six months of 2010 as compared to 16% in the first six months of 2009.
General and Administrative Expenses

	June 30, 2010	June 27, 2009	Change	%

Employee Costs	$2,146	$2,191	($45)	-2%
Legal & Professional Fees	930	2,086	(1,156)	-55%
General Insurance	181	341	(160)	-47%
Other	915	796	119	15%

Total	$4,172	$5,414	($1,242)	-23%

Our general and administrative expenses for the first six months of 2010 were approximately $4.2 million compared to approximately $5.4 million in the first six months of 2009, a decrease of $1.2 million or 23%. General and administrative expenses consist primarily of payroll and employee benefit related costs, stock compensation expenses, legal and professional fees, general insurance expenses, and other various expenses. Our general and administrative expenses decreased primarily as a result of lower legal and professional fees. The decrease in legal and professional fees of approximately $1.2 million is due primarily to costs associated with a potential 2009 acquisition that amounted to approximately $0.1, reduced board fees of $0.5 million, legal fees associated with the 2009 proxy contest that amounted to $0.5 as well as savings in 2010 due to our change in accounting firms and a concerted effort to reduce our use of outside legal counsel. Our insurance expense decline is primarily due to changes in our directors and officers insurance program as well as negotiating lower premiums in our overall general insurance plans. Various other expense items resulted in a slight increase period over period, none of which are individually material. As a percentage of revenues, general and administrative expenses decreased to 18% in the first six months of 2010 as compared to 26% in the first six months of 2009.
Research and Development Expenses

	June 30, 2010	June 27, 2009	Change	%

Employee Costs	$3,415	$4,038	($623)	-15%
Professional Fees	462	279	183	66%
Depreciation	288	347	(59)	-17%
Facilities	318	210	108	51%
Cost of sales allocation	(706)	(863)	157	-18%
Other	263	430	(167)	-39%

Total	$4,040	$4,441	($401)	-9%
Our research and development expenses for the first six months of 2010 were approximately $4.0 million compared to approximately $4.4 million for the first six months of 2009, a decrease of $0.4 million or 9%. Our research and development expense consist primarily of payroll and related benefit costs, professional fees, depreciation expenses and other expenses. In addition, because some of our contractual agreements require us to provide engineering development or repair services to our customers, a portion of our engineering costs were allocated to cost of sales. Our employee related costs have declined by approximately $0.6 million as a result of our workforce reductions. Professional fees have increased by $0.2 million which is primarily attributable to additional costs associated with the managed service agreement with Ericsson that commenced during the second quarter of 2009. Depreciation expenses have decreased quarter over quarter as a result of some assets in the prior year becoming fully depreciated. The allocation of research and development charges to cost of sales has decreased by approximately $0.2 million as a result of less customer application time in the six months ended 2010 as compared to 2009. Various other expense items resulted in a slight decrease period over period, none of which are individually material. As a percentage of revenues, research and development expense for the first six months of 2010 was 18% as compared to 21% for the first six months of 2009.
Severance Expenses
At the end of the first quarter of 2010, as part of our efforts to accelerate cash generation and improve profitability, we developed a plan to significantly reduce our operating cost structure across all functional areas of the organization. As part of that plan, we reduced our workforce by approximately 48 full time employees. During the first quarter of 2010 we recorded severance charges for these actions in the amount of approximately $1.7 million of which approximately $0.5 million was recorded as part of cost of sales and $1.2 million was recorded as an operating expense. During the second quarter of 2010, we incurred a severance charge of $0.9 million related to the departure of our former Chief Executive Officer. This severance charge was partially offset by the reversal of $0.3 million of accruals related to the severance charge we recorded in the first quarter of 2010.

During the second quarter of 2009, we decided to outsource almost all of our in-house manufacturing to a third party vendor and, as such, we reduced our production staffing. The total severance expense associated with this action was approximately $0.1 million. All cash payments related to this action were paid in 2009 and no further expense is expected.
During the first quarter of 2009, we implemented a restructuring program pursuant to which we realigned existing resources to new projects, reduced our field service and sales staffing and completed other reduction activities. The severance costs associated with this program amounted to approximately $0.3 million of which approximately $0.2 million was recorded in cost of sales and approximately $0.1 million was recorded as operating expenses. All cash payments related to this program were paid in 2009 and no further expense is expected.
Other (Expense)/Income
Other expense for the six months ended 2010 was $0.7 million compared to other income of $0.5 million for the six months ended 2009. This decrease of $1.2 million is due primarily to temporary foreign currency translation adjustments on intercompany loans with our foreign subsidiaries as a result of the declining Euro and Pound Sterling against the U.S. dollar. In prior years, our intercompany loans with our foreign subsidiaries were considered permanent in nature due to no formal loan agreements being in place, thus the foreign exchange translation adjustments on these loans when converted to U.S. dollars were recorded directly to our balance sheet. In December 2009, these intercompany loans were formalized into loan agreements with established maturity dates and in accordance with GAAP, the loans were no longer considered permanent, but became temporary in nature, and thus the foreign currency translation adjustments on these loans from Euros and Pounds to U.S. dollars are now recorded directly to the income statement.
For the six month period ended June 30, 2010, these adjustments represented approximately $0.7 million of non-cash expense as compared to no expense recorded in the same 2009 period. In addition, we received an insurance settlement in the prior year quarter in the amount of $0.2 million related to a loss of assets in a foreign jurisdiction. Finally, our interest income on our excess cash balances was negatively impacted by the overall decline in prevailing interest rates and as a result interest income was approximately $0.1 million in the first six months of 2010 as compared to $0.3 million in the first six months of 2009.
Income Taxes
We recorded an income tax benefit of $0.2 million during the first six months of 2010 compared to income tax expense of $0.3 million in the first six months of 2009. The decrease in tax expense over the first six months of 2010 is primarily due to lower taxable earnings or losses in the foreign operating jurisdictions as compared to the first six months of 2009.
We continue to record a valuation allowance against U.S. federal, state and certain foreign net operating losses from continuing operations as the tax benefit generated from those losses was deemed to be likely unrealizable in future periods.
Loss from Continuing Operations and Loss Per Share from Continuing Operations
For the first six months of 2010, we recorded a net loss from continuing operations of approximately $0.4 million compared to a net loss from continuing operations of $2.5 million for the first six months of 2009, a decrease of $2.1 million for the reasons stated above. Our basic and diluted loss from continuing operations per common share was $(0.03) for the first six months of 2010 compared to $(0.20) for the first six months of 2009. Basic and diluted weighted average common and common equivalent shares outstanding were approximately 12.7 million for both the six months ended 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES
We have historically met our working capital and capital spending requirements, including the funding for expansion of operations, product developments and acquisitions, through net cash flows provided by operating activities. Our principle source of liquidity is our operating cash flows and cash on our balance sheet. Our cash, cash equivalents and short-term investments are unrestricted and available for corporate purposes, including acquisitions, research and development and other general working capital requirements. In addition, there are no material restrictions on our ability to transfer and remit funds among our international affiliated companies. Our cash and cash equivalents and short-term investments decreased to $64.1 million at June 30, 2010 from $66.0 million at December 31, 2009. The $1.9 million decrease in cash and cash equivalents and short term investments from December 31, 2009 is primarily attributable to cash payments of $2.2 million for severance payments related to the October 2009, the first quarter 2010 workforce reductions and a severance payment made to our former chief executive officer. Our June 30, 2010 cash balance was also impacted by certain large outstanding customer receivables that were subsequently collected in early July 2010. Our cash balance as of the end of July was approximately $66.6 million. We believe we have sufficient cash balances to meet our cash flow requirements and growth objectives over the next twelve months.
We had working capital of $70.6 million at June 30, 2010, an increase of $1.4 million from $69.2 million of working capital as of December 31, 2009. The increase in working capital was due primarily to an increase in trade accounts receivables offset by a reduction of $1.0 million in accrued other expenses as a result of the severance payouts along with a reduction in accrued salaries and wages as a result of the 2009 incentive payout that occurred in March 2010.
Net cash used in operating activities for the six months ended June 30, 2010 was $1.8 million compared to net cash provided by operating activities of $0.8 million for the same period in the prior year. The increase in net cash used in operating activities of $1.8 million for the first six months of 2010 is primarily attributable to the increase in accounts receivable as a result of timing on accounts receivable collections as mentioned above. The net cash provided by operations of $0.8 million for the first six months of 2009 is primarily attributable to lower levels of inventories.
Net cash used in investing activities was approximately $0.1 million for the six months ended June 30, 2010, which was primarily related to capital expenditures of approximately $0.2 million to support our operations partially offset from $0.1 million of collections from a note receivable related to the sale of our cable product line in 2009. Net cash provided by investing activities of $4.5 million for the six months ended June 27, 2009 was primarily related to proceeds from the sale of our cable product line of approximately $3.0 million and the redemption of a short term investment in the amount of approximately $2.2 million. These increases in cash were offset by the use of cash of approximately $0.3 million related to the purchase of certain assets from Ericsson in the second quarter of 2009 and $0.4 million of capital expenditures to support our operations.
Net cash used in financing activities was approximately $25,000 for the six month period ended June 30, 2010 as the result of our purchase of approximately 10,600 shares of our common stock under our stock repurchase program for approximately $69,000 offset by cash received from the exercise of stock grants in the amount of $44,000.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
We lease office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility expires on March 31, 2011. The lease for our Piscataway, New Jersey location expires on April 30, 2012. We also have office leases in Bracknell, United Kingdom and

Wuppertal, Germany, which expire on December 24, 2012 and January 31, 2011, respectively, and we lease office space in Kontich, Belgium pursuant to a lease commitment which continues through October 2010 and continues month to month thereafter until terminated by either party. We are also involved in various month-to-month leases for research and development and office equipment at all locations.
Minimum annual future commitments due by period as of June 30, 2010 are (in thousands):

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years

Operating Lease Obligations	1,355	$441	$889	$25	$0
Severance Obligation	300	300	0	0	0
Uncertain Tax Obligations	414	0	414	0	0
Pension Obligations	897	0	0	0	897

Total	$2,966	$741	$1,303	$25	$897

The lease expense for the three month periods ended June 30, 2010 and June 27, 2009 was $0.2 million for the respective periods. The lease expense for the six months ended June 30, 2010 and June 27, 2009 was $0.4 million for the respective periods.
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
A summary of our significant accounting policies and application of these policies are included in the Notes to Consolidated Financial Statements and in MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2009. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. There were no changes to our critical accounting policies during the first six months of 2010.

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
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
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
Reduction in Workforce
Over the first six months of 2010, we implemented initiatives to reduce our operating expense structure in an effort to improve profitability and to increase our cash generation capabilities. These initiatives included a reduction in our workforce across all levels of the Company, and a reduction in the number of growth initiatives that we had underway, as we are focusing on near-term and customer-driven opportunities. Although we believe these actions will result in the reduction in our operating expenses that we have anticipated and will accelerate our efforts to increase our profitability and cash generation, they may not do so in the timeframes or to the degree that we expect. In addition, we face the risk that these actions may impair our ability to hire and retain key personnel and to effectively develop and market new or improved products and remain competitive in our markets. These circumstances could cause our revenue and earnings to be lower than we expect.
Item 6. EXHIBITS
(a)	Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
10.1	Summary of commission compensation program for Robert H. King adopted April 27, 2010, incorporated by reference to the Company’s Report on Form 8-K filed on April 30, 2010

10.2	Separation and Mutual Release Agreement, dated June 18, 2010, between Tollgrade Communications, Inc. and Joseph A. Ferrara, filed herewith

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.
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

Tollgrade Communications, Inc.
(Registrant)

Dated: August 3, 2010	/s/ Edward H. Kennedy Edward H. Kennedy
Chief Executive Officer and President

Dated: August 3, 2010	/s/ Michael D. Bornak Michael D. Bornak
Chief Financial Officer and Treasurer

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
10.1	Summary of commission compensation program for Robert H. King adopted April 27, 2010, incorporated by reference to the Company’s Report on Form 8-K filed on April 30, 2010

10.2	Separation and Mutual Release Agreement, dated June 18, 2010, between Tollgrade Communications, Inc. and Joseph A. Ferrara, filed herewith

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.