Form 10-Q
period 2010-09-30
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2010-10-28
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No☑
As of October 27, 2010, there were 12,786,019 shares of the Registrant’s Common Stock, $0.20 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value) (Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$69,564	$66,046
Short-term investments	3	3
Trade accounts receivable, net of allowance for doubtful accounts of $1,386 and $1,496 in 2010 and 2009	9,611	6,998
Other receivables	194	1,007
Inventories, net	1,582	2,119
Prepaid expenses and deposits	610	759
Deferred and refundable income taxes	240	196

Total current assets	81,804	77,128
Property and equipment, net	2,330	3,101
Intangibles, net	5,834	7,110
Deferred tax assets	114	119
Other assets	143	229

Total assets	$90,225	$87,687

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,583	$927
Accrued warranty	272	504
Accrued expenses	1,398	2,456
Accrued salaries and wages	1,302	1,190
Income taxes payable	700	393
Deferred revenue	2,322	2,463

Total current liabilities	7,577	7,933
Pension obligation	1,034	983
Other tax liabilities	845	738
Deferred tax liabilities	235	290

Total liabilities	9,691	9,944
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.20 par value; 50,000 authorized shares, issued shares, 13,882 in 2010 and 13,788 in 2009	2,777	2,746
Additional paid-in capital	76,022	75,244
Treasury stock, at cost, 1,162 shares in 2010 and 1,151 in 2009	(8,632)	(8,563)
Retained earnings	11,600	9,543
Accumulated other comprehensive loss	(1,233)	(1,227)

Total shareholders’ equity	80,534	77,743

Total liabilities and shareholders’ equity	$90,225	$87,687

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 26,	September 30,	September 26,
	2010	2009	2010	2009
Revenue:
Products	$4,716	$5,016	$13,874	$14,986
Services	6,340	6,310	19,849	17,300

Total Revenue	11,056	11,326	33,723	32,286

Cost of sales:
Products	1,645	2,537	5,732	8,090
Services	2,081	2,137	5,937	5,497
Amortization of intangible assets	388	659	1,177	1,949
Impairment of intangible assets	—	191	—	191
Inventory write-down	—	3,070	—	3,070
Severance	(98)	502	319	778

Total cost of sales	4,016	9,096	13,165	19,575

Gross profit	7,040	2,230	20,558	12,711

Operating expenses:
Selling and marketing	1,243	1,567	4,579	4,850
General and administrative	1,813	4,111	5,985	9,525
Research and development	1,428	2,353	5,468	6,795
Severance	(111)	1,114	1,774	1,179
Other impairments	—	293	—	293

Total operating expenses	4,373	9,438	17,806	22,642

Income (loss) from operations	2,667	(7,208)	2,752	(9,931)
Other income/(expense)	677	46	(47)	555

Income (loss) before income taxes	3,344	(7,162)	2,705	(9,376)
Provision (benefit) for income taxes	851	(80)	648	215

Income (loss) from continuing operations	2,493	(7,082)	2,057	(9,591)
(Loss) from discontinued operations	—	—	—	(223)

Net Income (loss)	$2,493	($7,082)	$2,057	($9,814)

Per share information:
Weighted average shares of common stock and equivalents:

Basic	12,723	12,682	12,697	12,681
Diluted	13,167	12,682	12,926	12,681

Income (loss) per common and common equivalent shares:

Basic	$0.20	($0.56)	$0.16	($0.78)
Diluted	$0.19	($0.56)	$0.16	($0.78)

Income (loss) per common and common equivalent shares from continuing operations:
Basic	$0.20	($0.56)	$0.16	($0.76)
Diluted	$0.19	($0.56)	$0.16	($0.76)

Net Income (loss) per common and common equivalent shares from discontinued operations:
Basic	$0.00	$0.00	$0.00	($0.02)
Diluted	$0.00	$0.00	$0.00	($0.02)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	September 30,	September 26,
	2010	2009

Cash flows from operating activities :
Net Income (loss)	$2,057	($9,814)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss from discontinued operations	—	223
Impairment of intangible assets	—	191
Impairment of other long live assets	—	293
Amortization expense	1,177	1,949
Depreciation expense	905	865
Stock-based compensation expense	730	720
Deferred income taxes	(267)	247
Inventory write-down	—	3,070
Provision for losses on inventory	(279)	268
Provision for allowance for doubtful accounts	(92)	1,178
Changes in assets and liabilities:
Accounts receivable-trade	(3,595)	1,608
Other receivable	1,918	(588)
Inventories	815	1,384
Prepaid expenses, deposits and other assets	231	506
Accounts payable	674	(752)
Accrued warranty	(219)	(307)
Accrued expenses, deferred revenue and salaries & wages	(371)	1,050
Income taxes payable	(121)	(21)

Net cash provided by operating activities of discontinued operations	—	12

Net cash provided by operating activities	3,563	2,082

Cash flows from investing activities:
Proceeds on sale of cable product line	—	3,012
Proceeds from note receivable	124	53
Redemption/maturity of short term investments	—	2,220
Purchase of acquired assets	—	(300)
Purchase of property and equipment	(206)	(505)

Net cash used in investing activities of discontinued operations	—	(57)

Net cash (used in)/provided by investing activities	(82)	4,423

Cash flows from financing activities:
Exercise of common stock options	104	—
Repurchase of treasury stock	(69)	—

Net cash provided by financing activities	35	—

Net increase in cash and cash equivalents	3,516	6,505
Effect of exchange rate changes on cash and cash equivalents	2	698
Cash and cash equivalents, beginning of period	66,046	57,976

Cash and cash equivalents, end of period	$69,564	$65,179

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	515	(8)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

			Additional				Accumulated Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance at December 31, 2009	13,788	$2,746	$75,244	1,151	($8,563)	$9,543	($1,227)	$77,743

Exercise of common stock options	24	5	99					104

Purchase of treasury stock				11	(69)			(69)

Compensation expense for options and restricted stock, net	70	26	679					705

Foreign currency translation							(6)	(6)

Net income						2,057		2,057

Balance at September 30, 2010	13,882	$2,777	$76,022	1,162	($8,632)	$11,600	($1,233)	$80,534

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
In 2010, Tollgrade Communications, Inc. (“Tollgrade,” the “Company”, “we”) will report our quarterly results as of the end of each calendar quarter beginning with the quarter ended March 31, 2010. Prior to 2010, we reported our quarterly results based on fiscal quarters and, as such, our prior year quarters ended on March 28, 2009, June 27, 2009, September 26, 2009 and December 31, 2009. For comparative purposes, for the third quarter and the first nine months of 2009, we have evaluated the four days business activity between September 26, 2009 and September 30, 2009 and found no material differences in revenue, cost of sales, operating expenses, assets, liabilities and equity that would cause us to restate our 2009 third quarter or nine month financial results. We have prepared the unaudited condensed consolidated financial statements included herein in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of our management, all adjustments considered necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements were included, and all adjustments are of a normal and recurring nature. Operating results for the quarter ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited condensed consolidated financial statements as of and for the three month and nine month periods ended September 30, 2010 should be read in conjunction with our consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
The fair value of cash equivalents was $69.6 million and $66.0 million at September 30, 2010 and December 31, 2009, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.
3. STOCK-BASED COMPENSATION
We currently sponsor one active stock compensation plan. Our 2006 Long-Term Incentive Compensation Plan (the “2006 Plan”) was adopted by our Board of Directors in March 2006 and was approved by our shareholders in May 2006. The 2006 Plan originally authorized up to 1,300,000 shares for issuance under the Plan, and was amended during 2009 to increase the number of shares authorized for issuance to 2,800,000 shares, provided however, that the maximum number of restricted shares of that total shall be 300,000. This amendment was adopted by our Board of Directors in May 2009 and approved by our shareholders in August 2009. Awards in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units may be granted to directors, officers and other employees under the 2006 Plan.
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
Stock-Based Compensation Expense
During the first quarter of 2010, in connection with his appointment as Chairman of the Board, the Compensation Committee of the Board of Directors approved a grant of stock appreciation rights (“SARS”) with respect to 250,000 shares of our common stock to Edward Kennedy. The SARS vest only upon the satisfaction of certain conditions, none of which are considered probable at September 30, 2010; however, such conditions may be satisfied in the future. In addition, in connection with his appointment as Chairman, Mr. Kennedy received a grant of 50,000 restricted shares. As Mr. Kennedy, who has since been named our President and CEO, was a non-employee director at the time of the grant, the terms of the restricted share award provide that the shares will vest, and the restrictions on the shares will be lifted, one year from the date of grant, unless Mr. Kennedy is removed from the Board for cause during that time.
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
During the third quarter of 2010, the Board of Directors resolved to approve awards to non-employee directors of 8,000 shares of restricted stock with an effective date of October 1, 2010. No expense for this award was recorded in the third quarter of 2010; however, we will record expense of approximately $0.4 million in the fourth quarter of 2010 related to this action.
We recognized total stock-based compensation expense of $0.2 million for both the three month periods ended September 30, 2010 and September 26, 2009, and approximately $0.7 million for both the nine month periods ended September 30, 2010 and September 26, 2009.
The unamortized stock-based compensation expense from operations related to stock options and restricted stock totaled $1.9 million at September 30, 2010.
Transactions involving stock options under our current and prior plans and otherwise are summarized below:

		Range of Option	Weighted Average
	Number of Shares	Prices	Exercise Price

Outstanding, December 31, 2009	1,684,795	$3.27 - $159.19	$27.29
Granted	477,500	$6.43 - $6.48	$6.48
Exercised	(24,334)	$4.26	$4.26
Cancelled/Forfeited/Expired	(568,308)	$6.09 - $59.35	$35.39

Outstanding, September 30, 2010	1,569,653	$3.27 - $103.59	$9.05

4. SEVERANCE
During the first quarter of 2010, we accelerated our efforts to reduce our operating expenses in order to help position ourselves to achieve stronger profitability levels in the future. As such, we eliminated 48 positions across all functional levels of the organization in an effort to reduce our overall cost structure. The total severance charge associated with these actions was approximately $1.7 million, of which approximately $0.5 million was recorded as cost of sales expense and $1.2 million was recorded as an operating expense. During the second quarter of 2010, we incurred a severance charge of $0.9 million related to the departure of our former Chief Executive Officer. This expense was recorded as an operating expense. In relation to these actions, and due to changes in certain circumstances related to our planned actions, we recorded certain positive adjustments to our severance accruals in both the second quarter and third quarters of 2010 in the amounts of $0.3 million and $0.2 million, respectively. We do not anticipate any further adjustment related to our workforce reduction or for the departure of our former Chief Executive Officer and the majority of the cash payments related to these actions was made during the second quarter of 2010.
During 2009, we had several restructuring plans in order to reduce our headcount and achieve lower operating costs. During the third quarter of 2009, we developed a plan to reduce and restructure our workforce across all levels of the organization in an effort to reduce costs in order to better align our resources to our revenue streams. The total severance charge associated with this plan was approximately $1.4 million of which $0.5 million was recorded as cost of sales expense and $0.9 million was recorded as an operating expense. Additionally, we incurred $0.2 million of severance charges related to the departure of our former chief financial officer that was recorded as an operating cost. During the second quarter of 2009, we decided to outsource almost all of our in-house manufacturing to a third party vendor and, as such, we reduced our production staffing. The total severance expense associated with this action was approximately $0.1 million. During the first quarter of 2009, we implemented a restructuring program pursuant to which we realigned existing resources to new projects, reduced our field service and sales staffing and completed other reduction activities. The severance costs associated with this program amounted to approximately $0.3 million, of which approximately $0.2 million was recorded in cost of sales and approximately $0.1 million was recorded as operating expenses. All cash payments related to these actions were paid in 2009 and no further expense is expected.
5. INTANGIBLE ASSETS
The following information is provided regarding our intangible assets (in thousands):

		September 30, 2010
			Accumulated	Impairments
	Useful		Amortization	During the
	Life		and	Reporting
Amortizing Intangible Assets:	(Years)	Gross	Impairments	Period	Net

Post warranty service agreements	6-15	$37,644	$32,965	$—	$4,679
Technology	2-10	13,992	13,131	—	861
Customer relationships	5-15	915	685	—	230
Tradenames and other	1-10	576	512	—	64

Total Intangible Assets		$53,127	$47,293	$0	$5,834

	December 31, 2009
			Accumulated	Impairments
	Useful		Amortization	During the
	Life		and	Reporting
Amortizing Intangible Assets:	(Years)	Gross	Impairments	Period	Net

Post warranty service agreements	6-15	$37,779	$5,438	$26,960	$5,381
Technology	2-10	14,000	12,488	191	1,321
Customer relationships	5-15	927	613	—	314
Tradenames and other	1-10	537	443	—	94

Total Intangible Assets		$53,243	$18,982	$27,151	$7,110

Differences between reported amortization expense and the change in reported accumulated amortization may vary because of foreign currency translation differences between the balance sheet and income statement.
Amortization expense is estimated to be $0.4 million, $1.2 million, $0.7 million, $0.6 million and $0.5 million for the remainder of 2010, and each of the years 2011, 2012, 2013 and 2014, respectively.
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

6. INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$3,452	$3,584
Work in process	644	830
Finished goods	1,946	2,352

Total Gross Inventory	6,042	6,766

Reserves for slow moving and obsolete inventory	(4,460)	(4,647)

Net Inventory	$1,582	$2,119

7. PRODUCT WARRANTY
Activity in the warranty accrual is as follows (in thousands):

	September 30, 2010	December 31, 2009
Balance at the beginning of the period	$565	$926
Accruals for warranties issued during the period	6	894
Settlements during the period	(299)	(1,316)

Balance at the end of the period	$272	$504

8. PER SHARE INFORMATION
Basic income/(loss) per common share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income/(loss) per common share is computed by dividing net income/(loss) by the combination of dilutive common share equivalents, comprised of shares issuable under our share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.
When we are in a loss position, we do not include any stock options outstanding with an exercise price below the average market price, as their effect would be considered anti-dilutive. Since we reported net income for the three month period and the nine month period ended September 30, 2010, our per share information for the three month period and nine month period ended September 30, 2010 includes the dilutive effect of 444,390 and 229,029 equivalent shares respectively. Because we incurred losses during the three and nine month periods ended September 26, 2009, we do not include the affect of dilutive securities because inclusion would be anti-dilutive to the earnings per share calculation. As of September 30, 2010 and September 26, 2009, 1,333,700 and 1,680,598 equivalent shares, respectively, were anti-dilutive.

9. REVENUE CONCENTRATION, MAJOR CUSTOMERS
The following table represents our total sales by major product lines as well as the percentage of total revenue represented by sales of each such major product line.

	Three Months Ended				Nine Months Ended
	September 30, 2010		September 26, 2009		September 30, 2010		September 26, 2009

Test Products	$3,354	30%	$3,937	35%	$9,390	28%	$10,851	34%
MCU	1,362	12%	1,079	10%	4,484	13%	4,135	13%
Services	6,340	57%	6,310	56%	19,849	59%	17,300	54%

Total	$11,056	100%	$11,326	100%	$33,723	100%	$32,286	100%

As of September 30, 2010, we had approximately $4.2 million of accounts receivable with three customers, each of which individually exceeded 10% of our September 30, 2010 receivable balances. As of December 31, 2009, we had approximately $5.4 million of accounts receivable with three customers, each of which individually exceeded 10% of our December 31, 2009 receivable balances.
The following table represents sales to our customers that individually exceeded 10% of our net sales:

	Three Months Ended				Nine Months Ended
	September 30, 2010		September 26, 2009		September 30, 2010		September 26, 2009

Customer A	$2,460	22%	$1,448	13%	$7,607	23%	$4,850	15%
Customer B	1,779	16%	1,913	17%	5,337	16%	3,501	11%
Customer C	1,477	13%	373	3%	3,378	10%	2,594	8%

``

Total	$5,716	52%	$3,734	33%	$16,322	48%	$10,945	34%

Our sales are primarily in the following geographic areas: Domestic (United States); the Americas (excluding the United States); Europe and Africa; and Asia. The following table represents sales to our customers based on these geographic locations:

	Three Months Ended				Nine Months Ended
	September 30, 2010		September 26, 2009		September 30, 2010		September 26, 2009

Region
Europe/Africa	$4,131	37%	$2,464	22%	$10,680	32%	$9,537	30%
Americas	1,048	9%	1,117	10%	1,695	5%	2,821	9%
Asia	12	0%	86	1%	1,426	4%	585	2%

Total International	5,191	47%	3,667	32%	13,801	41%	12,943	40%
Total Domestic	5,865	53%	7,659	68%	19,922	59%	19,343	60%

Total Revenue	$11,056	100%	$11,326	100%	$33,723	100%	$32,286	100%

10. COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 26, 2009	September 30, 2010	September 26, 2009

Net Income/(Loss)	$2,493	($7,082)	$2,057	($9,814)
Foreign currency translation	177	73	(6)	693

Comprehensive Income/(Loss)	$2,670	($7,009)	$2,051	($9,121)

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
Our Customers
Our customers include the top telecom providers and numerous independent telecom and broadband providers around the world. Our primary customers for our telecommunications products and services are large domestic and European telecommunications service providers. We track our telecommunications sales by two large customer groups, the first of which includes AT&T, Verizon and Qwest (collectively referred to herein as “large domestic carriers”), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”).
Backlog
Our order backlog for firm customer purchase orders, software maintenance contracts and managed services contracts was $17.9 million as of September 30, 2010 compared to a backlog of $15.6 million as of December 31, 2009. The backlog at September 30, 2010 and December 31, 2009 included approximately $11.7 million and $8.4 million, respectively, related to software maintenance contracts, which is primarily earned and recognized as income on a straight-line basis during the remaining terms of these agreements. During the remainder of 2010, we expect to recognize $4.4 million of the September 30, 2010 backlog.
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 2009
Revenue

	September 30, 2010	September 26, 2009	Change	%
System Test Products	$3,354	$3,937	($583)	-15%
MCU	1,362	1,079	$283	26%

Total Products	4,716	5,016	($300)	-6%
Services	6,340	6,310	$30	0%

Total Revenues	$11,056	$11,326	($270)	-2%
Our total revenues for the third quarter of 2010 were approximately $11.1 million compared to total revenues of $11.3 million for the third quarter of 2009.
Our product revenue consists primarily of sales of our system test products as well as sales of our traditional MCU product line. Product revenue was approximately $4.7 million or 43% of our total third quarter revenue compared to $5.0 million or 44% of our total third quarter revenue for 2009. Overall, our third quarter 2010 product revenue decreased by approximately $0.3 million or 2% compared to the same period in the prior year. The decrease in our total product sales is primarily attributable to a $0.7 million reduction in our LDU/4TEL/Celerity product line and a $0.3 million reduction of our DigiTest system test products due to the timing of customer demand. These decreases were partially offset by increases of $0.4 and $0.3 in our Protocol and MCU product sales to certain large domestic carriers, respectively. Our services revenue consists of software maintenance, managed services agreements, installation oversight and product management services. Services revenue was approximately $6.3 million or 57% of total third quarter 2010 revenue compared to $6.3 million or 56% of the total third quarter revenue for 2009. Overall, our third quarter 2010 services revenue was approximately equal to the same period in the prior year as increases in MCU repair revenue of $0.3 million were offset by $0.3 million of decreases in our LoopCare service revenues period over period.
Gross Profit
Our gross profit for the third quarter of 2010 was $7.0 million compared to $2.2 million in the third quarter of 2009, an increase of $4.8 million or 216%. As a percentage of revenues, our gross profit margin for the third quarter of 2010 improved to 64% versus 20% for the third quarter of 2009. However, our third quarter 2009 gross profit margin included a write-off of inventory of $3.1 million, an asset impairment of $0.2 million, and severance charges of $0.5 million. These three 2009 third quarter charges amounted to $3.8 million or approximately 34% of our 2009 third quarter revenues. The primary reasons for our third quarter 2010 gross profit improvement over the same 2009 period were that these same three charges did not re-occur in 2010, our amortization expense was lower by approximately $0.3 million and the remaining improvement in our gross profit and gross profit margin is related to our cost reduction efforts that began in 2009 and continued into the first four months of 2010. These cost reduction efforts included workforce reductions and outsourcing almost 100% of our in-house manufacturing.
Selling and Marketing Expenses

	September 30, 2010	September 26, 2009	Change	%
Employee Costs	$1,033	$1,044	($11)	-1%
Travel Expenses	91	245	(154)	-63%
Consulting Expenses	27	67	(40)	-60%
Other Expenses	92	211	(119)	-56%

Total	$1,243	$1,567	($324)	-21%
Our total selling and marketing expenses were approximately $1.2 million in the third quarter of 2010 compared to approximately $1.6 million in the third quarter of 2009, a decrease of approximately $0.3 million, or 21%. Our selling and marketing expenses consist primarily of employee costs, which include salaries and related payroll taxes, benefits, and commission expenses as well as related travel expenses and certain consulting expenses and other miscellaneous expenses. The $0.3 million decrease in our selling and marketing expenses is primarily attributable to savings in salaries and payroll taxes, benefits and related travel, and consulting expenses as a result of our recent workforce reduction. Various other expense items resulted in a decrease quarter over quarter, none of which are individually material. As a percentage of total third quarter 2010 revenue, selling and marketing expenses decreased to 11% as compared to 14% in the third quarter of 2009.
General and Administrative Expenses

	September 30, 2010	September 26, 2009	Change	%
Employee Costs	$870	$1,159	($289)	-25%
Legal & Professional Fees	425	1,322	(897)	-68%
Bad Debt Expense	1	1,116	(1,115)	-100%
General Insurance Expense	79	172	(93)	-54%
Other Expense	438	342	96	28%

Total	$1,813	$4,111	($2,298)	-56%
Our total general and administrative expenses for the third quarter of 2010 were approximately $1.8 million compared to approximately $4.1 million in the third quarter of 2009, a decrease of $2.3 million or 56%. General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit related costs, stock compensation expenses, legal and professional fees, bad debt expenses, general insurance expenses, and other various expenses. Our third quarter 2010 general and administrative expenses decreased primarily as a result of reduced bad debt expense from a write off of a large international account receivable balance that approximated $1.1 million in the third quarter of 2009 along with a $0.9 million reduction in legal and professional fees. These legal and professional fees were lower in 2010 because we did not incur the approximately $0.4 million related to the contested election of directors in 2009 or approximately $0.1 million related to acquisition targets that were ultimately not pursued, as well as lower board fees, and lower accounting fees resulting from our change in auditors. In addition, our third quarter 2010 employee costs are lower by approximately $0.3 million due to the workforce reductions that occurred in the fourth quarter of 2009 and the first quarter 2010, resulting in the elimination of 11 full-time positions over these two time periods. The decline in our insurance expenses of approximately $0.1 million during the third quarter of 2010 was due primarily to changes in our directors and officers insurance program as well as negotiating lower premiums in our overall general insurance programs. Various other expense items resulted in a slight increase quarter over quarter, none of which are individually material. As a percentage of total third quarter 2010 revenue, general and administrative expenses decreased to 16% as compared to 36% in the third quarter of 2009.
Research and Development Expenses

	September 30, 2010	September 26, 2009	Change	%
Employee Costs	$1,285	$2,033	($748)	-37%
Professional Fees	12	212	(200)	-94%
Depreciation	141	159	(18)	-11%
Cost of sales allocation	(362)	(448)	86	-19%
Other	352	397	(45)	-11%

Total	$1,428	$2,353	($925)	-39%
Our research and development expenses for the third quarter of 2010 were approximately $1.4 million compared to approximately $2.4 million in the third quarter of 2009, a decrease of $0.9 million or 39%. Our research and development expenses consist primarily of payroll and related benefit costs, professional fees, depreciation expenses and other expenses. In addition, because some of our contractual agreements require us to provide engineering development or repair services to our customers, a portion of our engineering costs are allocated to cost of sales. Our third quarter 2010 employee related costs and professional fees have declined by approximately $0.7 million and $0.2 million, respectively, primarily as a result of our recent workforce reductions and less use of outside contractors as compared to the same prior period. Depreciation expenses have also declined slightly quarter over quarter as a result of certain assets becoming fully depreciated faster than new assets are placed into service. The allocation of research and development charges to cost of sales has decreased by approximately $0.1 million as a result of our reduced workforce and a shift in the portion of engineering time spent on existing products and services as compared to research projects period over period. Various other expense items resulted in a slight decrease quarter over quarter, none of which are individually material. As a percentage of total third quarter 2010 revenue, research and development expense decreased to 13% as compared to 21% for the third quarter of 2009.
Severance Expenses
During the first quarter of 2010, we accelerated our efforts to reduce our operating expenses in order to help position ourselves to achieve stronger profitability levels in the future. As such, we eliminated 48 positions across all functional levels of the organization in an effort to reduce our overall cost structure. The total severance charge associated with these actions was approximately $1.7 million, of which approximately $0.5 million was recorded as cost of sales expense and $1.2 million was recorded as an operating expense. During the second quarter of 2010, we incurred a severance charge of $0.9 million related to the departure of our former Chief Executive Officer. This expense was recorded as an operating expense. In relation to these actions due to changes in certain circumstances related to our planned actions, we recorded certain positive adjustments to our severance accrual in the third quarter of 2010 in the amount of $0.2 million. We do not anticipate any further adjustment related to our workforce reduction or for the departure of our former Chief Executive Officer and the majority of the cash payments related to these actions were made during the second quarter of 2010.
During the third quarter of 2009, we developed a plan to reduce and restructure our workforce across all levels of the organization in an effort to reduce costs in order to better align our resources to our revenue streams. The total severance charge associated with this plan was approximately $1.4 million, of which $0.5 million was recorded as cost of sales expense and $0.9 million was recorded as an operating expense. Additionally, we incurred $0.2 million of severance charges related to the departure of our former chief financial officer, which was recorded as an operating cost. All cash payments related to this action were paid in 2009 and no further expense is expected.
Other Income/(Expense)
Other income for the third quarter of 2010 was approximately $0.7 million as compared to less than $0.1 million of other income for the third quarter of 2009. This increase of $0.6 million was due primarily to temporary foreign currency translation adjustments on intercompany loans with our foreign subsidiaries as a result of the increasing value of the Euro and Pound Sterling against the U.S. dollar. In prior years, our intercompany loans with our foreign subsidiaries were considered permanent in nature because no formal loan agreements were in place, thus the foreign exchange translation adjustments on these loans when converted to U.S. dollars were recorded directly to our balance sheet. In December 2009, these intercompany loans were formalized into loan agreements with established maturity dates. In accordance with GAAP, these loans were no longer considered permanent, but became temporary in nature, and thus the foreign currency translation adjustments on these loans from Euros and Pounds to U.S. dollars are now recorded directly to the income statement. In addition, our interest income on our excess cash balances was less than $0.1 million in the third quarters of 2010 and 2009.
Income Taxes
We recorded an income tax expense of approximately $0.9 million during the third quarter of 2010 compared to an income tax benefit of $0.1 million in the third quarter of 2009. The increase in tax expense in the third quarter of 2010 is primarily due to profits in our foreign operating jurisdictions, primarily in our United Kingdom subsidiary.
Although we now have consolidated book income, we continue to generate tax losses resulting from timing differences in the United States and net operating losses in the United States and in certain foreign jurisdictions. As a result, we continue to carry a valuation allowance against the federal, state and certain foreign net operating losses as the tax benefit generated from those losses is deemed to be likely unrealizable in future periods.
NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 26, 2009
Revenue

	September 30, 2010	September 26, 2009	Change	%
System Test Products	$9,390	$10,851	($1,461)	-13%
MCU	4,484	4,135	$349	8%

Total Products	13,874	14,986	($1,112)	-7%
Services	19,849	17,300	$2,549	15%

Total Revenues	$33,723	$32,286	$1,437	4%
Our total revenues for the nine months ended September 30, 2010 were $33.7 million compared to total revenues of $32.3 million for the nine months ended September 26, 2009, an increase of $1.4 million, or 4%.
Our product revenue consists primarily of sales of our system test products as well as sales of our traditional MCU product line. Our product revenue was approximately $13.9 million, or 41% of our total revenues for the first nine months of 2010, compared to approximately $15.0 million, or 46% of total revenues for the first nine months of 2009. Overall, our 2010 nine month product revenues decreased by approximately $1.1 million, or

7%, compared to the same prior year period. The decrease in our total product sales is primarily attributable to a $1.1 million reduction in our LDU/4TEL/Celerity product line, a $0.4 million reduction of our DigiTest system test products, and a $0.4 million reduction in LoopCare and other products due to the timing of customer demand. These decreases were partially offset by increases of $0.5 and $0.3 in our Protocol and MCU product sales to certain large domestic carriers respectively.
Offsetting the declines in our product revenues was a $2.5 million, or 15%, increase in our service revenues over the nine months ended September 30, 2010 compared to the nine months ended September 26, 2009. Our services revenue consists of software maintenance, managed services agreements, installation oversight and product management services. Services revenue was approximately $19.8 million, or 59% of revenues for the nine months ended 2010 compared to $17.3 million, or 54%, of revenues over the same 2009 period. The increase is primarily attributable to our multi-year managed services agreement with Ericsson that we completed during the second quarter of 2009. Revenues under the Ericsson agreement were approximately $5.3 million for the nine months ended 2010 compared to $3.3 million for same 2009 period. In addition, revenue from our new OEM product line which we began to offer in late 2009 amounted to approximately $0.3 million of new revenue in 2010. Finally, net repair revenue increased by approximately $0.2 million during the first nine months of 2010 as compared to the same 2009 period.
Gross Profit
Our gross profit for the nine month period ended 2010 was approximately $20.6 million, compared to $12.7 million during the same nine month period ended 2009, an increase of $7.9 million, or 62%. As a percentage of sales, our gross profit margin for the nine month period ended 2010 was 61% as compared to 39% for the same nine months of 2009. However, our first nine months of 2009 gross profit margin included a write-off of inventory of $3.1 million, an asset impairment of $0.2 million, and severance charges of $0.8 million. These nine month 2009 charges amounted to $4.1 million, or approximately 13%, of our 2009 nine month revenues. The primary reasons for our nine month 2010 gross profit improvement over the same 2009 period was that these same three charges did not re-occur in 2010, our amortization expense was lower by approximately $0.8 million and the remaining improvement in our gross profit and gross profit margin is related to our cost reduction efforts that began in late 2009 and continued into the first four months of 2010. These cost reduction efforts included workforce reductions and outsourcing almost 100% of our in-house manufacturing.
Selling and Marketing Expenses

	September 30, 2010	September 26, 2009	Change	%
Employee Costs	$3,505	$3,346	$159	5%
Travel Expenses	419	658	(239)	-36%
Consulting Expenses	261	304	(43)	-14%
Other Expenses	394	542	(148)	-27%

Total	$4,579	$4,850	($271)	-6%
Our total selling and marketing expenses for the nine months ended 2010 were approximately $4.6 million compared to approximately $4.9 million over the same nine months ended 2009, a decrease of approximately $0.3 million or 6%. Our selling and marketing expenses consist primarily of employee costs, which include salaries and related payroll taxes, benefits, and commission expenses as well as related travel expenses and certain consulting expenses and other miscellaneous expenses. The $0.3 million decrease in our selling and marketing expenses is primarily attributable to savings in travels costs due in part by our workforce reduction and through better planning of customer visits, lower consulting expense and lower costs in other expenses, none of which are individually material. These decreases were partially offset by higher employee related costs due primarily to increased commission and bonus accruals. As a percentage of total nine month 2010 revenue, selling and marketing expenses decreased to 14% as compared to 15% in the same 2009 period.

General and Administrative Expenses

	September 30, 2010	September 26, 2009	Change	%
Employee Costs	$3,025	$3,458	($433)	-13%
Legal & Professional Fees	1,482	3,313	(1,831)	-55%
General Insurance Expense	259	512	(253)	-49%
Bad Debt Expense	(91)	1,182	(1,273)	-108%
Other Expense	1,310	1,060	250	24%

Total	$5,985	$9,525	($3,540)	-37%
Our general and administrative expenses for the nine months ended 2010 were approximately $6.0 million compared to approximately $9.5 million in the nine months ended 2009, a decrease of $3.5 million or 37%. General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit related costs, stock compensation expenses, legal and professional fees, general insurance expenses, bad debt expenses, and other various expenses. Our nine month 2010 general and administrative expenses decreased primarily as a result of a reduction in bad debt expense as we wrote off a large international account receivable balance that approximated $1.1 million in the third quarter of 2009 along with lower legal and professional fees of approximately $1.8 million.
These legal and professional fees were lower in 2010 because we did not incur the approximately $1.3 million in fees related to the contested election of directors in 2009 and potential acquisition targets that were ultimately not pursued, as well as lower board fees and accounting fees from our change in auditors. In addition, our nine month 2010 employee costs are lower by approximately $0.4 million due to the workforce reductions that occurred in the fourth quarter of 2009 and the first quarter 2010 that resulted in the elimination of 11 full-time positions over these two time periods. The decline in our insurance expenses of approximately $0.3 million during the first nine months of 2010 was due primarily to changes in our directors and officers insurance program as well as negotiating lower premiums in our overall general insurance programs. Various other expense items resulted in a $0.2 million increase over the nine months ended 2010 compared to the same 2009 time period, none of which are individually material. As a percentage of total nine month 2010 revenue, general and administrative expenses decreased to 18% as compared to 30% over the nine months ended 2009.
Research and Development Expenses

	September 30, 2010	September 26, 2009	Change	%
Employee Costs	$4,700	$6,068	($1,368)	-23%
Professional Fees	474	492	(18)	-4%
Depreciation	430	507	(77)	-15%
Cost of sales allocation	(1,068)	(1,311)	243	-19%
Other	932	1,039	(107)	-10%

Total	$5,468	$6,795	($1,327)	-20%
Our research and development expenses for the nine months ended 2010 were approximately $5.5 million compared to approximately $6.8 million for the first nine months of 2009, a decrease of approximately $1.3 million, or 20%. Our research and development expenses consist primarily of payroll and related benefit costs, professional fees, depreciation expenses and other expenses. In addition, because some of our contractual agreements require us to provide engineering development or repair services to our customers, a portion of our engineering costs are allocated to cost of sales. The primary reason for the decrease in our research and development expenses during the nine months ended 2010 is the reduction in employee related costs of approximately $1.4 million as a result of our workforce reductions that began in late 2009 and were completed over the first four months of 2010. Depreciation expenses have also declined by approximately $0.1 million over the nine months ended 2010 compared to the same 2009 period as a result of certain assets becoming fully depreciated faster than new assets are placed in service. The allocation of research and development charges to cost of sales has decreased by approximately $0.2 million as a result of our reduced workforce and a shift in the portion of engineering time spent on existing products and services as compared to research projects period over period. Various other expense items resulted in a decrease of approximately $0.1 million over the nine months ended 2010 compared to the same 2009 period, none of which are individually material. As a percentage of total nine month 2010 revenue, research and development expenses decreased to 16% as compared to 21% for the same 2009 period.
Severance Expenses
During the first quarter of 2010, we accelerated our efforts to reduce our operating expenses in order to help position ourselves to achieve stronger profitability levels in the future. As such, we eliminated 48 positions across all functional levels of the organization in an effort to reduce our overall cost structure. The total severance charge associated with these actions was approximately $1.7 million of which approximately $0.5 million was recorded as cost of sales expense and $1.2 million was recorded as an operating expense. During the second quarter of 2010, we incurred a severance charge of $0.9 million related to the departure of our former Chief Executive Officer. This expense was recorded as an operating expense. In relation to these actions due to changes in certain circumstances related to our planned actions, we recorded certain positive adjustments to our severance accruals in both the second quarter and third quarters of 2010 in the amounts of $0.3 million and $0.2 million, respectively. We do not anticipate any further adjustment related to our workforce reduction or for the departure of our former Chief Executive officer and the majority of the cash payments related to these actions was made during the second quarter of 2010.
During 2009, we had several restructuring plans in order to reduce our headcount and achieve lower operating costs. During the third quarter of 2009, we developed an initial plan to reduce and restructure our workforce across all levels of the organization in an effort to reduce costs in order to better align our resources to our revenue streams. The total severance charge associated with this plan was approximately $1.4 million of which $0.5 million was recorded as cost of sales expense and $0.9 million was recorded as an operating expense. Additionally, we incurred $0.2 million of severance charges related to the departure of our former chief financial officer that was recorded as an operating cost. During the second quarter of 2009, we decided to outsource almost all of our in-house manufacturing to a third party vendor and, as such, we reduced our production staffing. The total severance expense associated with this action was approximately $0.1 million. During the first quarter of 2009, we implemented a restructuring program pursuant to which we realigned existing resources to new projects, reduced our field service and sales staffing and completed other reduction activities. The severance costs associated with this program amounted to approximately $0.3 million of which approximately $0.2 million was recorded in cost of sales and approximately $0.1 million was recorded as operating expenses. All cash payments related to these actions were paid in 2009 and no further expense is expected.
Other Income/(Expense)
Other expense for the nine months ended 2010 was less than $0.1 million compared to other income of approximately $0.6 million for the same 2009 period. This change of approximately $0.6 million is due primarily to the collection of an insurance settlement in the prior year in the amount of approximately $0.2 million and higher interest income in 2009 of approximately $0.2 million. Additionally, we incurred approximately $0.1 million of non-cash temporary foreign currency translation adjustments on intercompany loans in the 2010 period that we did not incur in the same 2009 period. In prior years, our intercompany loans with our foreign subsidiaries were considered permanent in nature because no formal loan agreements were in place, thus the foreign exchange translation adjustments on these loans when converted to U.S. dollars were recorded directly to our balance sheet. In December 2009, these intercompany loans were formalized into loan agreements with established maturity dates. In accordance with GAAP, these loans were no longer considered permanent, but became temporary in nature, and thus the foreign currency translation adjustments on these loans from Euros and Pounds to U.S. dollars are now recorded directly to the income statement. In addition, our interest income on our excess cash balances was approximately $0.1 million in the nine months ended 2010 as compared to approximately $0.2 million in the nine months ended 2009.
Income Taxes
We recorded an income tax expense of approximately $0.6 million and $0.2 million during the nine months ended 2010 and 2009, respectively. The increase in tax expense in the nine months ended 2010 is primarily due to higher profits in our foreign operating jurisdictions, primarily in our United Kingdom subsidiary.
Although we now have consolidated book income, we continue to generate tax losses resulting from timing differences in the United States and net operating losses in the United States and in certain foreign jurisdictions. As a result, we continue to carry a valuation allowance against the federal, state and certain foreign net operating losses as the tax benefit generated from those losses is deemed to be likely unrealizable in future periods.
LIQUIDITY AND CAPITAL RESOURCES
We have historically met our working capital and capital spending requirements, including the funding for expansion of operations, product developments and acquisitions, through net cash flows provided by operating activities. Our principle sources of liquidity are our operating cash flows and cash on our balance sheet. Our cash and cash equivalents are unrestricted and available for corporate purposes, including acquisitions, research and development and other general working capital requirements. In addition, there are no material restrictions on our ability to transfer and remit funds among our international affiliated companies. In October 2010, our international subsidiaries repaid approximately $4.8 million in intercompany loans, originated in 2007, to one of our domestic subsidiaries.
Our cash and cash equivalents and short-term investments increased to $69.6 million at September 30, 2010 from $66.0 million at December 31, 2009. The $3.6 million increase in cash and cash equivalents and short term investments from December 31, 2009 is primarily attributable to an increase in cash generated from operations. We believe we have sufficient cash balances to meet our cash flow requirements and growth objectives over the next twelve months.
We had working capital of $74.2 million at September 30, 2010, an increase of $5.0 million from $69.2 million of working capital as of December 31, 2009. The increase in working capital was due primarily to operating profits and an increase in trade accounts receivables offset by a reduction of $0.6 million in accounts payable due to the timing of vendor payments.
Net cash provided by operating activities for the nine months ended September 30, 2010 was approximately $3.6 million compared to net cash provided by operating activities of $2.1 million for the same period in the prior year. The increase in net cash provided by operating activities of $1.5 million for the first nine months of 2010 is primarily attributable to operating profits, a decrease in inventory due to a coordinated effort to manage inventory on a just in time basis, and an increase in accounts payable as a result of the volume and timing of vendor payments. The net cash provided by operations of $2.1 million for the nine months period ending September 26, 2009 is primarily attributable to lower levels of inventories, accounts receivable, and accrued expenses.
Net cash used in investing activities was approximately $0.1 million for the nine months ended September 30, 2010, which was primarily related to capital expenditures of approximately $0.2 million to support our operations partially offset from approximately $0.1 million of collections from a note receivable related to the sale of our cable product line in 2009. Net cash provided by investing activities of $4.4 million for the nine month ended September 26, 2009 was primarily related to proceeds from the sale of our cable product line of approximately $3.0 million and the redemption of a short term investment in the amount of approximately $2.2 million. These increases in cash were offset by the use of cash of approximately $0.3 million related to the purchase of certain assets from Ericsson in the second quarter of 2009 and $0.5 million of capital expenditures to support our operations.
Net cash provided in financing activities was approximately $34,000 for the nine month period ended September 30, 2010 as the result of cash received from the exercise of stock grants in the amount of $103,000 partially offset by our purchase of approximately 10,600 shares of our common stock under our stock repurchase program for approximately $69,000.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
We lease office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility expires on March 31, 2011. The lease for our Piscataway, New Jersey location expires on April 30, 2012. We also have office leases in Bracknell, United Kingdom and Wuppertal, Germany, which expire on December 24, 2012 and January 31, 2011, respectively, and we lease office space in Kontich, Belgium pursuant to a lease commitment which continues monthly until terminated by either party. We are also involved in various month-to-month leases for research and development and office equipment at all locations.
In October 2010, we signed a seven year lease commitment for a new headquarters facility in Cranberry Pennsylvania as our existing Cheswick facility lease expires on March 31, 2011. The new lease for 24,402 square feet of office and lab space commences on April 1, 2011 with annual lease payments of approximately $0.4 million.
Minimum annual future commitments due by period are (in thousands):

					More
		Less than 1	1-3	3-5	than 5
	Total	year	years	years	years

Operating Lease Obligations	4,013	$194	$1,469	$1,038	$1,312
Severance Obligation	92	92	0	0	0
Uncertain Tax Obligations	845	0	845	0	0
Pension Obligations	1,034	0	0	0	1,034

Total	$5,984	$286	$2,314	$1,038	$2,346

Our lease expense for both the three and nine month periods ended September 30, 2010 and September 26, 2009 was $0.2 million and $0.6 million, respectively.
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
A summary of our significant accounting policies and application of these policies are included in the Notes to Consolidated Financial Statements and in MD&A included in the Form 10-K. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. There were no changes to our critical accounting policies during the third quarter of 2010.
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
Item 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and the Chief Financial Officer and Treasurer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, we wish to caution each reader of this Form 10-Q to carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in the Form 10-K, which could materially affect our business, financial condition or future results. There are no material changes in our risk factors from those disclosed in the Form 10-K.
Item 6. EXHIBITS
(a)	Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description

10.1	Agreement dated September 23, 2010 by and between Tollgrade Communications, Inc. and Edward H. Kennedy, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2010.
31.1	Certification of Chief Executive Officer, filed herewith.
31.2	Certification of Chief Financial Officer, filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.
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

Tollgrade Communications, Inc. (Registrant)
Dated: October 28, 2010
/s/ Edward H. Kennedy
Edward H. Kennedy
Chief Executive Officer and President

Dated: October 28, 2010
/s/ Michael D. Bornak
Michael D. Bornak
Chief Financial Officer and Treasurer

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description

10.1	Agreement dated September 23, 2010 by and between Tollgrade Communications, Inc. and Edward H. Kennedy, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2010.
31.1	Certification of Chief Executive Officer, filed herewith.
31.2	Certification of Chief Financial Officer, filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.