Form 10-K
period 2010-12-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2011-03-10
CIK 1002531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
Commission file number 000-27312
TOLLGRADE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1537134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3120 Unionville Road, Suite 400, Cranberry Twp., Pennsylvania	16066
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 724-720-1400
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.20 per share	The NASDAQ Stock Market LLC
(Title of Class)	(Exchange on which registered)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting Common Stock of the registrant held by non-affiliates of the registrant, calculated based on the closing price as of June 30, 2010 on the NASDAQ Global Select Market, was approximately $80 million.
As of February 28, 2011, the registrant had outstanding 13,007,388 shares of its Common Stock.

PART I
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Annual Report on Form 10-K of Tollgrade Communications, Inc. (“Tollgrade,” the “Company,” “us,” or “we”), including, but not limited to the statements contained in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements contained in other reports that we have filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, our expectation that we will finalize a contract with a major British customer in early 2011 for a significant project, our belief that developments in our LightHouse product line will help to widen the gap that we believe exists between our products and those of our competitors, and our belief that our LightHouse product line and managed services offerings will provide us with growth opportunities, our merger agreement with affiliates of Golden Gate Capital and our anticipated completion of the transactions contemplated thereby. We do not undertake any obligation to publicly update any forward-looking statements.
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
Item 1. Business.
Tollgrade designs, engineers, markets and supports test system and status monitoring hardware and software products for the telecommunications industry primarily in the United States and Europe. We are also actively testing and developing our Lighthouse smart grid monitoring, which service the utility marketplace.
Our products sold to telecommunications service providers enable them to remotely diagnose problems in Digital Subscriber Lines (“DSL”) and Plain Old Telephone Service (“POTS”) lines in Public Switched Telephone Network (“PSTN”), and broadband and Internet Protocol (“IP”) networks. By coupling our hardware and software offerings together, we provide proactive, centralized test solutions for our customers.
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
Our services and managed services business includes software maintenance and support for our operating systems, along with hardware maintenance for our test probes, and our professional services, which are designed to ensure that all of the components of our customers test systems operate properly. In addition, in 2009, we expanded our service capabilities to include managed services, offering those services to both our traditional telecommunications service provider customers and our telecommunications network equipment provider customers. In April 2009, we secured a managed services contract with Ericsson, Inc. (“Ericsson”), a large global network equipment provider, to provide customer support and engineering services. We also provide managed services capabilities as part of a number of our software maintenance contracts to our telecommunications customers.
Our LightHouse products are real-time Smart Grid Monitoring solutions, which will allow utility customers to continuously detect key circuit parameters, and communicate mission critical data wirelessly to a central location. Our LightHouse products enable visibility into the quality of power delivery, and the ability to identify key events that might impact reliability and efficiency. Our solutions will help utilities reveal network events and accurately track system condition information.

On May 27, 2009, we sold our cable product line to focus on our core telecommunications market and customers, and our financial statements now reflect the operating results of our cable product line as discontinued operations.
We were incorporated in Pennsylvania in 1986, and began operations in 1988. Our principal offices are located at 3120 Unionville Road, Suite 400, Cranberry Twp., Pennsylvania 16066 and our telephone number is (724) 720-1400.
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
You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy, information statements and other information that we file with the SEC (www.sec.gov). Copies of our filings are available free of charge to any shareholder of record upon written request to the Secretary of Tollgrade Communications, Inc.
Products and Services
Telecommunications Test and Measurement Products
Our proprietary telecommunications test and measurement products, which include our Systems Test and MCU products, enable telephone companies to qualify and troubleshoot broadband DSL and IP services and remotely diagnose problems in POTS lines. Most DSL lines today provide broadband Internet access for residential and business customers, fed from a central or remote office Digital Subscriber Line Access Multiplexer (DSLAM) or Multi-Service Access Node (MSAN). Our systems can be used to qualify loops for DSL service as well as ongoing maintenance and repair of the access lines. As telecommunications service providers move to all IP networks and services (voice, video and data), we have introduced products over time to enable IP services testing. At the end of 2009, we introduced additional products to test and monitor voice over IP (VoIP), video over IP (IPTV), and mobile voice services through a third party original equipment manufacturer (“OEM”) agreement.
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
Systems Test Products
Our Systems Test Products include the DigiTest product family, which includes our LoopCare software and DigiTest ICE®, DigiTest EDGE®, DigiTest HUB™ and DigiTest Measurement Units (DMU) hardware. Our Test Products perform physical and logical measurements to verify the connection performance of lines and circuits and reports those measurements to our LoopCare operating support systems (“OSS”). LoopCare, in turn, analyzes that measurement data and creates an easy-to-understand fault description. At the same time, LoopCare can automatically dispatch a technician to a work center in order to fix the problem. LoopCare and the DigiTest hardware are also used to pre-qualify, verify installation, and remotely isolate troubles for various DSL services, including testing the logical layers to verify modem synchronization “in” to the DSLAM or “out” to the customer. The DigiTest product family can also serve as a replacement for aging Loop Test System (“LTS”) equipment deployed in current domestic networks.
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
Our Systems Test Products also include 4TEL and Celerity software products working with LDU hardware test probes. These products perform similar line test functions and test measurements as our other Systems Test Products, but have been optimized for operation in the international markets, and have extensive deployment in Europe. The 4TEL and LDU products have also been deployed on a more targeted basis in North America as well as in international markets outside of Europe.
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
We market and sell our Systems Test Products primarily through our direct sales force as well as through certain reseller and distributor agreements. Sales of the DigiTest Product line (including related software sales) accounted for approximately 26%, 31% and 37% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.
MCU Products
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
We market and sell our MCU products directly to customers as well as through certain OEM agreements. We have certain royalty-based license agreements in place to enable us to maintain capability with specific DLC systems. We paid royalties under these agreements in the amounts of $0.4 million, $0.2 million and $0.4 million during the years ended December 31, 2010, 2009 and 2008, respectively.
Sales of MCU products and related hardware accounted for approximately 15%, 13% and 18% of our revenue for the years ended December 31, 2010, 2009 and 2008, respectively.
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
Including software maintenance and support, services revenue accounted for approximately 58%, 56% and 45% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Historically, our services business was comprised of the more traditional POTS-based testability services, and the revenue stream was largely project-based and as such, difficult to predict. During the last few years, our services business has moved toward more contract-based software maintenance services, the revenue from which is more predictable. We expect our service business to continue to comprise a large percentage of our revenue in the future.
On April 15, 2009, we entered into a multi-year managed services agreement with Ericsson, pursuant to which we will provide customer support and engineering services. We entered into this four year agreement as part of our continued strategic focus to grow our services business. In 2010 and 2009, revenues from this contract were approximately $7.0 and $5.1 million or approximately 15% and 11% of our total revenues, respectively. Managed services are an area of potential growth for us. We are focused on expanding our managed services business with both our telecommunications customers as well as larger network equipment and managed service providers.
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
The market for power grid monitoring has been slower to evolve than we originally projected and to date, our efforts in the monitoring segment of the market have not produced the revenue results that we had anticipated. However, in 2010, we completed a successful field trial with a major US utility company and are expecting commercial orders in 2011. In addition, we secured a product trial with a major Canadian utility company as well as signing three other utilities to test our product. We believe that these new product trials along with the successful field trial with the major US utility customer, that we may begin to realize new revenues from this product line in 2011 and help us secure longer term organic revenue growth.
Operating Segment
We have determined that our business has one operating segment, test assurance. At this time, almost 100 percent of our product and service revenues relates to the business of testing infrastructure and networks for the telecommunications industry. Our products have similar production processes, and are sold through comparable distribution channels and means to similar types and classes of customers already in, or entering into, the telecommunications businesses. Operating results are regularly reviewed by our chief operating decision maker regarding decisions about the allocation of resources and to assess performance.
Research and Development
Our research and development activities are focused on improving our existing telecommunications product lines, investing in growth opportunities in the Telecommunications Service Assurance market, and leveraging our technology strengths in test and measurement into the utility industry.
We have made improvements to certain of our existing line test product lines, including enhanced measurement techniques that deliver more accurate service repair dispatches for our customers. Additionally, we have augmented these product lines with customer funded specified features, enhancing the usability, scalability, security, and resiliency of our current product lines. We enhanced the functionality of our products to be able to interface with third party equipment, thereby enabling migration with the evolving next generation networks. We also continue to stay current with the latest standards for Broadband Forum and ITU standard bodies.
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
In 2010, we refocused our engineering efforts to align our human capital with projects that were we felt were capable of providing us with the best near term opportunities for revenue and profitability, as well as customer funded product and software enhancements. We also reduced or eliminated spending in areas that involved higher risk or required significant investment that were longer term in nature for possible returns on investment. We continue to support our broad product portfolio, from our DigiTest, LDU, and MCU hardware as well as our LoopCare, 4TEL and Celerity software platforms all the while assuring our customers receive the highest level of service. In addition, we have recently hired additional resources to help bolster our LightHouse product line for the potential revenue growth that we hope to realize in 2011 and beyond.
As of December 31, 2010, we had an engineering staff of 34 employees, representing 32% of our total employee workforce. As of December 31, 2009 and 2008, we had an engineering support staff of 55 and 62 employees which comprised 33% and 32% of our total workforce, respectively. Our engineering staff is primarily located in three locations, Cranberry Twp., Pennsylvania; Piscataway, New Jersey; and Bracknell, United Kingdom.
During the years ended December 31, 2010, 2009, and 2008, research and development expenses charged to operations were $6.8 million, $9.4 million and $10.8 million, respectively. In addition, because some of our contractual agreements require us to provide engineering development or repair services to our customers, a portion of our total engineering costs has been allocated to cost of sales. The amount allocated to cost of sales for each of the years ended December 31, 2010 and 2009 was $1.5 million, and for the year ended December 31, 2008 was $1.4 million.

Sales and Marketing
For our telecommunications offerings, our primary sales and marketing strategy is a direct approach to tier one and tier two service provider customers. We utilize our direct sales, marketing and service resources in North America and Europe to develop sales opportunities with our current customer base, as well as new customers. In territories outside North America and Europe, our primary route to market is through a network of value added reseller partners and distributors who provide in-country capabilities to complement our capabilities. We have sales and service offices in Cranberry Twp., Pennsylvania and Piscataway, New Jersey in the United States and Bracknell, United Kingdom and Wuppertal, Germany in Europe, as well as having personnel located in Belgium and Czech Republic.
For our LightHouse product line, we have been utilizing a direct sales approach using certain sales personnel that also call on some of our telecommunication customers. At the end of 2010, we added two additional employees to focus more heavily on marketing and business development to help further penetrate and enhance our focus on the utility marketplace.
As of December 31, 2010, we had a sales and marketing staff of 18 employees, representing 17% of our total employee workforce. As of December 31, 2009 and 2008, we had a marketing and sales staff of 27 and 28 people representing 16% of our total workforce for both of these years.
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
Our Customers
Our customers include the top telecommunications providers and numerous independent telecommunications and broadband providers around the world. Our primary customers for our telecommunications products and services are large domestic and European telecommunications service providers. We track our telecommunications sales by two large groups, the first of which includes AT&T, Alcatel-Lucent, Verizon, and Qwest (referred to herein as the “large domestic carriers”), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefonica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”).

For the year ended December 31, 2010, sales to the large domestic carriers accounted for approximately 31% of our total revenue, compared to approximately 39% of our total revenue for the same 2009 and 2008 periods. Our largest customer, AT&T, comprised approximately 23% of our total revenue for both 2010 and 2009, while in 2008, they comprised approximately 27% of our total revenue. For the year ended December 31, 2010, sales to the European Telcos accounted for approximately 21% of our total revenue, compared to approximately 22% and 27% of our total revenue for the same 2009 and 2008 period, respectively.
In addition, in April 2009, we entered into a multi-year managed services agreement with Ericsson to provide customer support and engineering services. We entered into this agreement as part of our continued strategic focus to grow our services business. In 2010 and 2009, revenues from this contract were approximately $7.0 and $5.1 million or approximately 15% and 11% of our total revenues, respectively.
Manufacturing and Quality Control
During 2009, we began the process of outsourcing our in-house manufacturing and production capabilities to Express Manufacturing Inc. (“Express Manufacturing”), a global provider of subcontracting services located in Santa Ana, California. By outsourcing our manufacturing process, we created more of a variable cost manufacturing model for our business by negotiating fixed costs to supply our products to end customers on a “just-in-time” basis rather than have all the fixed costs associated with an in-house manufacturing process. Express Manufacturing now fulfills 100% of our manufacturing requirements, including the direct shipment of products to our end customers. Additionally, Express Manufacturing has an additional offshore site at which our requirements may also be fulfilled. We believe that the outsourcing of our manufacturing enables us to conserve our working capital, adjust better to fluctuations in demand and ensure a more timely delivery to our customers.
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
Proprietary Rights
We have registered trademarks in the names Tollgrade®, MCU®, DigiTest®, EDGE®, ICE ®, LightHouse®, Telaccord®, MITS®, Clearview®, MICRO-BANK®, the names and logos for 4TEL®, Celerity® and NETFLARE®. We have common law trademarks in the names LoopCare™, MLT™, Clear™, the Clear logo, Early Warning™, ReportCard™, CircuitView™, Network Assurance Simplified™, Service Assurance Simplified™, Continuous Grid Intelligence™, Minutes Mean Millions™, N(x)Test™, N(x)DSL™, LTSC™, and HyFi™, and our corporate logo. Team TollgradeSM is a common law service mark of the Company.
We have two United States patents on MCU products with expiration dates ranging from 2011 to 2014. In all, we have forty-three patents in the United States, three patents in Belgium, three patents in Germany, and four patents in the United Kingdom on other telecommunications technology with expiration dates ranging from 2011 to 2026. In addition, we have eights United States, six European, two German, and two United Kingdom patent applications pending on our products, some of which relate to our new LightHouse products.
We will apply for additional patents from time to time related to our research and development activities. We protect our trademarks, patents, inventions, trade secrets, and other proprietary rights by contract, trademark, copyright and patent registration, and internal security.
Although we believe that these patents, when aggregated, are an important element of our business, we do not believe that our business, as a whole, is materially dependent on any one patent or that the lapsing of any one patent will have a material adverse effect on our business as a whole.

Backlog
Our order backlog for firm customer purchase orders and signed software maintenance contracts was $19.1 million at December 31, 2010, compared to backlog of $15.6 million at December 31, 2009. The backlog at December 31, 2010 and December 31, 2009 includes approximately $13.4 million and $8.4 million, respectively, related to software maintenance contracts. In 2011, we expect to realize revenues related to the entire backlog at December 31, 2010.
In our reported backlog, we have adopted a policy to only include a maximum of twelve months revenue from multi-year software maintenance agreements. Software maintenance revenue is deemed to be earned and recognized as income on a straight-line basis over the terms of the underlying agreements.
Periodic fluctuations in customer orders and backlog result from a variety of factors, including but not limited to the timing of significant orders and shipments. Although these fluctuations could impact short-term results, they are not necessarily indicative of long-term trends in sales of our products.
Employees
As of December 31, 2010, we had 107 full-time employees, 85 of whom were located in the United States and 22 of whom were located in Europe. As of December 31, 2009 and 2008, we had 167 and 179 full time employees, of which 141 and 150 where located in the United States and 26 and 29 were located in Europe, respectively. None of our employees are represented by a collective bargaining agreement.
Executive Officers of the Company
The executive officers of the Company as of March 10, 2011 and their biographical information are set forth below.

Edward H. Kennedy	Chief Executive Officer, President and Board Member of Tollgrade since June 2009; has served as Chairman of the Board since March 2010 and was named Chief Executive Officer and President in June 2010; prior thereto served as the Chairman, Chief Executive Officer, and President of Rivulet Communications, Inc. from September 2007 until March 2010; prior thereto, served as Venture Partner at Columbia Capital from February 2004 until September 2007; prior thereto, from January 2002 until January 2004, served as President of Tellabs North American Operations and Executive Vice President of Tellabs. From March 1999 until January 2002, Mr. Kennedy was President and Chief Executive Officer (and Co-Founder) of Ocular Networks. He has also held various executive positions at leading telecom equipment companies, including Alcatel and Newbridge Networks Corporation. Mr. Kennedy previously served on the boards of directors of Visual Networks, a publicly-traded, Nasdaq-listed company until its acquisition by Fluke Networks, a division of Danaher Corporation, and Imagine Communications. Mr. Kennedy also currently serves on the board of directors of Hatteras Networks. Age 56.

Michael D. Bornak	Chief Financial Officer of the Company since November 2009; served as the Company’s interim Chief Financial Officer from September 2009 to November 2009; prior thereto served as Chief Financial Officer of Solar Power Industries, Inc. from June 2008 until July 2009; Chief Financial Officer for MHF Logistical Solutions, Inc. from February 2005 to June 2008; Vice President of Finance and Chief Financial Officer of Portec Rail Products, Inc. from January 1998 to February 2005. Mr. Bornak is also a Certified Public Accountant. Age 48.

Gregory M. Nulty	Vice President, Marketing and Business Development since June 2010; prior thereto served as Sr. Vice President of Product Management and Business Development at Rivulet from 2007 to 2010; Sr. Vice President of Strategic Direction and Business Development at Tellabs/Ocular Networks from 2000 to 2004. Previously, Mr. Nulty held executive technical, strategic planning and marketing positions at companies including Pulsecom, Sprint and Ameritech. Age 57.

David L. Blakeney	Vice President, Research and Development of the Company since October 2008; prior thereto consultant to the Company in the same capacity from March 2008 until October 2008; Vice President, Engineering, for Altrix Logic from December 2006 until October 2008; prior thereto, Vice President of Engineering for the Data Networks Division of Ericsson from April 1999 to October 2006. Age 50.

Jennifer M. Reinke	General Counsel of the Company since November 2009 and Secretary of the Company since December 2009; Assistant General Counsel of the Company from February 2009 to November 2009; Corporate Attorney for the Company from March 2003 to February 2009; served as the Company’s Assistant Secretary from March 2003 to December 2009; prior thereto, Associate Attorney with Reed Smith LLP, from August 1998 to March 2003. Age 38.

Robert H. King	Vice President, Global Sales and Professional Services since June 2010; Vice President, Global Sales and Marketing of the Company from February 2009 until June 2010; Executive Director, Business Development of the Company from December 2008 until February 2009; prior thereto President and General Manager of the Broadband Products Group at Sunrise Telecom Incorporated (“Sunrise”) from April 2006 until June 2008; Vice President, Sales at Sunrise from January 2000 until April 2006. Age 49.

Joseph G. O’Brien	Vice President, Human Resources of the Company since October 1997; Director of Employee Development of the Company from April 1997 until October 1997; prior thereto, Coordinator, Elderberry Junction, Goodwill Industries, a charitable organization, from May 1995 until April 1997. Age 51.

Thomas J. Kolb	Vice President, Operations of the Company since December 2010; prior thereto, Director, Operations Strategy of the Company from December 2008 until December 2010; prior thereto Director North America Trade Compliance for Ericsson Inc. from May 2007 until December 2008 and its Manager of Supply Chain Operations from January 2006 until May 2007; prior to held various supply chain management positions with Marconi and FORE Systems. Age 43
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
There are risks and uncertainties associated with our proposed merger with an affiliate of Golden Gate Capital.
On February 21, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Talon Holdings, Inc., a Delaware corporation (“Parent”), and Talon Merger Sub, Inc., a Pennsylvania corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent is owned by investment funds managed by Golden Gate Capital, a San Francisco based private equity firm.
There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, (a) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that would require us to pay a termination fee; (b) Parent’s failure to obtain the necessary equity financing set forth in the equity commitment letter received in connection with the Merger, or alternative financing, or the failure of any such financing to be sufficient to complete the Merger and the transactions contemplated by the Merger Agreement; (c) our “net cash balance” and “minimum company cash” as such terms are defined in the Merger Agreement being less than the amounts set forth therein; (d) failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the merger, including obtaining required regulatory approvals; (e) litigation relating to the Merger, including without limitation two actions which are currently pending and seek to enjoin the consummation of the Merger and other injunctive relief; (f) the failure of the Merger to close for any other reason.
If the Merger is not completed, the price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated, and such decline may be material. Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Parent’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the Merger Agreement is terminated, depending on the circumstances giving rise to termination, we may be required to (i) reimburse Parent the expenses incurred by Parent, Merger Sub and their affiliates in connection with the Merger Agreement, up to a maximum of $1 million, or (ii) pay a termination fee equal to $3 million, plus up to $1 million of the expenses incurred by Parent, Merger Sub and their affiliates in connection with the Merger Agreement.

Our business could be adversely impacted as a result of the proposed Merger.
The proposed Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:
•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

•	vendors, customers or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.
In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.
Revenue from product sales may be subject to further declines due to the mature nature of many of our product lines and from customers transitioning their access network service assurance solutions.
Certain of our legacy products are primarily oriented towards POTS lines. As many customers implement next generation network improvements, such as fiber to the premises (“FTTP”), our continuing ability to sell our legacy technology or to maintain historic pricing levels for these products may be adversely affected. In particular, MCU sales largely depend upon the rate of deployment of new, and the retrofitting of existing, DLC systems in the United States. Installation and replacement of DLC systems are, in turn, driven by a number of factors, including the availability of capital resources and the demand for new or better POTS. Next generation network improvements such as FTTP do not require the use of our MCU products as does the present hybrid POTS network. If our major customers fail to continue to build out their DSL networks and other projects requiring DLC deployments, or if we otherwise satisfy the domestic telecommunications market’s demand for MCUs, our MCU sales may decline which could adversely affect our future results.
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
Our product sales have experienced continual declines over the past five years, with sales from continuing operations of $19.1 million for 2010, $19.9 million for 2009 and $27.0 million in 2008. If we are unable to continue to derive sales of our products to our existing customers due to their lower demand, capital constraints and a move towards other technologies, this could have a materially adverse impact on our future financial results.
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
Our Services business, which includes software maintenance and professional services, as well as our managed services offerings, is sensitive to the decline in our large carrier customers’ capital investment in their traditional voice services. This decline may lead to a decreasing demand for our professional services. In addition, if we are unsuccessful in renewing our software maintenance agreements, if we experience delays in the extension or renewal of certain of the more significant software maintenance agreements, or if we are unable to reach agreement as to any such renewal or extension on terms that are favorable to us, or at all, our revenues may be adversely affected.
In addition, in December 2009, one of our major customers for software maintenance, Verizon, allowed its maintenance contract to expire, deciding instead to purchase maintenance services through a third party vendor. We signed an interim contract with the third party vendor to provide for continuation of service while we negotiated the terms of our master agreement, and signed a master agreement with the third party vendor in April 2010 for our provision of maintenance services to Verizon. To the extent more of our customers seek to consolidate services purchases through a large vendor, and in so doing seek to purchase maintenance for our software products through a third-party vendor, we may likely experience significant downward pricing pressure for these services.

We are also experiencing pricing pressure from many of our other larger software maintenance customers, as they continue to attempt to reduce their own internal costs to substantiate the value of our long term service contracts. We believe that our services and our software systems provide significant value to our customers; however, each time a contract is scheduled for renewal, we must show our customers the value of the entire system and the costs saved by maintaining and even extending the system capabilities. To date, apart from the customer noted above, we have been able to renegotiate or have had contract extensions to most of our major contracts as they become subject to renewal. We have, however, had to reduce our pricing in some instances. Accordingly, our ability to maintain historical levels from traditional sources or increase levels of services revenues cannot be assured.
Our future growth depends to a large extent upon our success in developing and selling new products and service offerings. We have focused our growth efforts and are managing our investments. If we are unable to drive sales of new products and services to counter the expected declines in our legacy product lines, this could have a materially adverse impact on our future financial results.
We are actively selling and developing new product and service offerings. Our long term growth is dependent upon the success of these products and additional new products to be developed in the future. Our new products include enhanced hardware solutions and managed services offerings in the telecommunications market, and our LightHouse smart grid solutions for the power utility market. We continue to believe that there is a significant market opportunity for these products. However, there can be no assurance that these product offerings will be commercially successful in the near term or at all.
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
In addition, the potential market growth rate may not be as significant as we expect, may occur more slowly than we expect, or could develop in unforeseen directions. For example, the commercial availability of competing products may affect the extent or timing of market acceptance of our solutions. Furthermore, we may not be successful in forming the strategic alliances contemplated by our new strategy. We may not identify the right partners or our partners could fail to perform their obligations and the commercial relationship may fail to develop as expected. As a result of these and other factors, we may not be able to implement our strategy and our ability to exploit our incumbent position in certain markets in the manner contemplated, and we could be materially and adversely affected.
Our restructuring efforts and cost reduction plans may be ineffective or may limit our ability to compete.
During 2010, we significantly restructured our business operations, resulting in the elimination of 48 positions Company-wide. Previously, during 2009, we implemented restructuring initiatives which included the realignment of existing resources to new projects, reductions in staffing, as well as other reduction activities. Although we have experienced cost savings from these restructuring and cost reduction programs and initiatives and we expect that these actions will continue to reduce costs, such measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
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

A continuing downturn in the global economy may adversely affect our revenue, results of operations and financial condition.
Demand for our products and services are increasingly dependent upon the rate of growth in the global economy. If current economic conditions continue, customer demand for our products and services could be even more adversely affected than experienced to date, which in turn could adversely affect our revenue, results of operations and financial condition. Many factors could continue to adversely affect regional or global economic growth. Some of these factors include:
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
The recent challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased or otherwise constrict our customers’ spending on our products and services. As a result, revenue may decline and reserves for doubtful accounts and write-offs of accounts receivable may increase. We had to take such action in the third quarter of 2009 as we wrote off a significant receivable from an international customer that we have been unable to collect, and during 2010 we brought court action in a foreign jurisdiction in an attempt to enforce payment. Litigation is ongoing, and although we believe that the merits of the claim are in our favor, there can be no assurance of success in any litigation, and we may incur additional expenses in connection with the litigation and other collection efforts that we would be unable to recover. In addition, certain of our contracts are paid, in part or whole, in foreign currencies. A decrease in the exchange rate of the U.S. dollar relative to these currencies could further reduce our revenue, and such impact could be material.
We maintain an investment portfolio, consisting of cash, cash equivalents and investments. These investments are subject to general credit, liquidity, market, and interest rate risks. If the global credit market continues to deteriorate, our investment portfolio may be impacted and potentially creating an other-than-temporary decline in fair value, which would result in an impairment charge adversely impacting our financial results.
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
We currently depend upon a few major customers for a significant portion of our revenues and we expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers or a substantial reduction in the products or services that they purchase from us or our inability to renew services agreements with customers and to do so upon terms at least as favorable to our current agreements would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. The capital spending of our large domestic carrier customers, as well as many of our other customers and potential customers, are dictated by a number of factors, most of which are beyond our control, including:
•	Conditions of the telecommunications market and the economy in general;

•	Subscriber line loss and related reduced demand for wireline telecommunications services;

•	Changes or shifts in the technology utilized in the networks;

•	Labor disputes between our customers and their collective bargaining units;

•	Failure of our customers to meet established purchase forecasts and growth projections;

•	Competition among the large domestic carriers, competitive exchange carriers and wireless telecommunications; and

•	Reorganizations, including management changes, at one or more of our customers or potential customers.
If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital or reduce their capital expenditures due to any of these or other factors, a substantial decrease in our revenues could likely result.
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
Accounting guidance for the impairment or disposal of long-lived assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that these assets be measured for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During 2010, 2009 and 2008, we performed the required recoverability tests and determined that certain long-lived assets were impaired in 2009 and 2008. No impairments occurred in 2010; however, the occurrence of any further triggering events could result in future impairments.
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
We depend on a single contract manufacturer to produce close to 100% of our hardware customer product requirements. Changes to this relationship may result in delays or disruptions that could harm our business.
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
We are actively engaged in research to improve and expand our product offerings, including research and development to reduce product costs while providing enhancements; however, with the rise of industry-wide standards, among other factors, a number of our products have faced increased pricing pressure, driving lower margins. If sales of our network assurance and testing solutions do not increase, decrease rapidly, or are not accepted in the marketplace, or if our research and development activities do not produce marketable products that are both competitive and accepted by our customers, our overall revenues and profitability could be adversely affected.
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
Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we may become subject to legal proceedings and claims for alleged infringement from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, require us to reengineer or cease sales of our products or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad. We also have contractual obligations with respect to claims of infringement that may be triggered by such claims, including the payment of third-parties’ legal costs, indemnification of third-parties or other contractual responsibilities relative to such claims which may be costly to us. Further, the loss of patent protection for any of our products might allow competition, which, if successful, could cause our revenues from affected products to be adversely affected. In particular, one of our patents for our MCU products expired in 2010 and the other two patents for our MCU products will expire between 2011 and 2014.
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
In addition, if the Merger is not completed, the price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated, and such decline may be material. Further, in recent years, the stock market in general, and The NASDAQ Global Select Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations have in the past and may in the future materially and adversely affect our stock price, regardless of our operating results. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of our management’s attention and resources that could harm our business regardless of the outcome of such litigation.
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
In addition, we are currently named as a defendant in two actions related to the Merger Agreement and the transactions contemplated thereby, and may be named as a defendant in additional actions relating thereto. Plaintiffs in both of the pending cases are seeking to enjoin the Merger and other injunctive relief. We cannot at this time reasonably predict the outcome of these cases of whether the plaintiffs may additionally seek monetary relief. An adverse resolution of these proceedings could negatively impact our financial position and results of operations, and could delay or prevent the consummation of the Merger.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Effective February 28, 2011, our headquarters and principal administrative, engineering, manufacturing, warehouse and maintenance operations are located in a 24,402 square foot facility in Cranberry Township, Pennsylvania. A new seven year lease for this facility was signed in October 2010 and commenced on March 1, 2011. We previously occupied a 111,600 square foot facility in Cheswick, Pennsylvania, which is under lease through March 31, 2011.
We are also a party to a lease agreement for 11,429 square feet of space in Piscataway, New Jersey, which lease commenced on March 1, 2007 and expires April 30, 2012. The Piscataway facility provides workspace for the administrative, engineering and services personnel.
We lease office space in three locations in Europe, the largest of which is in Bracknell, United Kingdom. At that location, we lease 7,500 square feet of space, primarily for engineers who support our European customer base and customer support personnel. This lease expires on December 24, 2012. In addition, we lease 2,422 square feet of space in Wuppertal, Germany, under a lease which expires on January 31, 2012. This facility is used primarily by sales and customer support personnel. Lastly, we lease office space in Kontich, Belgium pursuant to a monthly lease commitment for sales and customer support personnel.

Item 3. Legal Proceedings.
On February 22, 2011, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Talon Holdings, Inc., a Delaware corporation (“Parent”), and Talon Merger Sub, Inc., a Pennsylvania corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent is owned by investment funds managed by Golden Gate Capital, a San Francisco based private equity firm. At the effective time of the Merger, all of the shares of our outstanding common stock (other than shares held by us, Parent or Merger Sub) would be acquired by Parent for $10.10 per share in cash. We have subsequently been named as a defendant in two actions related to the Merger:
•	Stephen Tencza v. the Company and each member of the board of directors of the Company (the “Directors”) filed on February 24, 2011 in the Court of Common Pleas of Allegheny County, Pennsylvania; and

•	Vladimir Gusinsky Revocable Trust v. the Company and the Directors filed on March 1, 2011 in the Court of Common Pleas of Allegheny County, Pennsylvania
The named plaintiffs in the two cases allege breach of the Directors’ fiduciary duties to our stockholders. Specifically, the complaints allege that the Directors breached their fiduciary duties to the stockholders by agreeing to sell the Company without regard to the fairness of the transaction. We deny these allegations and plan to vigorously defend ourselves. Plaintiffs in both of the cases are seeking to enjoin the Merger and other injunctive relief. We cannot at this time reasonably predict the outcome of these cases of whether the plaintiffs may additionally seek monetary relief.
Item 4. Reserved.
PART II
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on The NASDAQ Global Select Market under the symbol “TLGD”. The following table sets forth, by quarter, the high and low sales prices for our common stock for the years ended December 31, 2010 and December 31, 2009.

	2010		2009
	High	Low	High	Low
First Quarter	$6.88	$6.00	$7.14	$4.73
Second Quarter	$6.90	$6.11	$5.95	$5.04
Third Quarter	$8.30	$6.16	$6.93	$4.98
Fourth Quarter	$9.50	$7.12	$6.83	$5.49
On February 28, 2011, there were 146 holders of record and 13,007,388 million shares outstanding of the Company’s common stock.
We have never paid any dividends on our common stock and do not expect to pay dividends in the foreseeable future. Our ability to pay dividends is currently restricted by the terms of the Agreement and Plan of Merger, dated February 21, 2011, among Talon Holdings, Inc. (“Parent”), Talon Merger Sub, Inc. and the Company, which restricts us from taking certain actions, including the payment of dividends from the date of the Merger Agreement until the effective time of the Merger, without the prior written consent of Parent.

STOCK PERFORMANCE GRAPH
Set forth below is a performance graph comparing the cumulative total returns (assuming reinvestment of dividends) for the five fiscal years ended December 31, 2010 of $100 invested on December 31, 2005 in Tollgrade’s common stock, the Standard & Poor’s 500 Composite Index and the NASDAQ Telecomm (IXTC).
The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference to any future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2006	2007	2008	2009	2010
Tollgrade	100	97	73	44	56	85
NASDAQ Telecomm (IXTC)	100	128	139	80	118	123
S&P 500	100	114	118	72	89	101

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
(IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)

FOR THE YEARS ENDED DECEMBER 31:	2010	2009	2008	2007	2006

Revenues:
Products	$19,067	$19,936	$26,997	$36,143	$35,270
Services	26,579	25,005	22,055	15,689	11,736

Total revenue	45,646	44,941	49,052	51,832	47,006

Cost of sales:
Products	8,259	11,812	14,181	15,874	14,653
Services	7,618	7,143	6,146	4,103	3,473
Amortization of intangible assets	1,570	2,576	3,085	2,199	2,597
Inventory write-down	—	3,070	759	—	4,101
Impairment of long-lived assets	—	27,151	201	1,090	—
Severance	319	778	—	—	—

Total cost of sales	17,766	52,530	24,372	23,266	24,824

Gross profit/(loss)	27,880	(7,589)	24,680	28,566	22,182

Operating expenses:
Selling and marketing	5,967	6,809	6,835	7,807	7,794
General and administrative	8,561	12,141	9,455	9,702	7,702
Research and development	6,841	9,411	10,789	10,987	9,088
Restructuring/severance	1,826	1,180	827	922	566
Impairment of long-lived assets and goodwill	—	293	—	20,036	—

Total operating expenses	23,195	29,834	27,906	49,454	25,150

Income/(Loss) income from operations	4,685	(37,423)	(3,226)	(20,888)	(2,968)
Other income, net	9	567	1,337	2,770	2,741

Income/(Loss) income before income taxes	4,694	(36,856)	(1,889)	(18,118)	(227)
Provision/(Benefit) for income taxes	271	(874)	1,137	1,220	(1,213)

Income/(Loss) from continuing operations	4,423	(35,982)	(3,026)	(19,338)	986

(Loss) from discontinued operations	—	(223)	(4,089)	(6,815)	(2,820)

Net Income/(Loss)	$4,423	$(36,205)	$(7,115)	$(26,153)	$(1,834)

Weighted average shares of common stock equivalents:
Basic	12,736	12,683	13,102	13,219	13,239

Diluted	13,160	12,683	13,102	13,219	13,239

EARNINGS PER SHARE INFORMATION:
Net Income/(Loss) per common share:
Basic	$0.35	$(2.85)	$(0.54)	$(1.98)	$(0.14)
Diluted	$0.34	$(2.85)	$(0.54)	$(1.98)	$(0.14)
EARNINGS PER SHARE INFORMATION:
Net Income/(Loss) per common share from continuing operations:
Basic	$0.35	$(2.83)	$(0.23)	$(1.46)	$0.07

Diluted	$0.34	$(2.83)	$(0.23)	$(1.46)	$0.07

EARNINGS PER SHARE INFORMATION:
Net (Loss) per common share from discontinued operations:
Basic	$—	$(0.02)	$(0.31)	$(0.52)	$(0.21)

Diluted	$—	$(0.02)	$(0.31)	$(0.52)	$(0.21)

(IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF EMPLOYEES)

FOR THE YEARS ENDED DECEMBER 31:	2010	2009	2008	2007	2006

BALANCE SHEET DATA:
Working capital	$77,675	$69,195	$75,475	$77,080	$83,186
Total assets	91,337	87,687	124,347	140,143	162,352
Pension obligation	795	983	889	908	—
Shareholders’ equity	84,292	77,743	112,454	123,000	149,444

	2010	2009	2008	2007	2006

OTHER DATA: (unaudited)
Number of full-time employees at year-end	107	167	179	205	161
Item 7. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the other sections of this annual report on Form 10-K, including “Item 1: Business,” “Item 6: Selected Financial Data” and “Item 8: Financial Statements.” Unless otherwise specified, any reference to a “year” is to a year ended December 31. Additionally, when used in this Form 10-K, unless the context requires otherwise, the terms “we”, “our”, “us” and “the Company” refer to Tollgrade Communications, Inc. and its subsidiaries. Certain statements contained in this MD&A and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described in Item 1A above under “Risk Factors.”
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
Overview
Tollgrade Communications, Inc. is a provider of centralized test and measurement systems and service offerings to the telecommunications market. We design, engineer, and support test systems and status monitoring hardware and software products for some of the largest telecommunication companies within the United States and Europe. Our products enable service providers to remotely diagnose and proactively address problems within their networks. By coupling our hardware and software offerings together, we provide proactive, centralized test solutions for our customers. Our service and managed service business includes software maintenance and support for our operating systems, along with hardware maintenance for our test probes, and our professional services, which are designed to ensure that all of the components of our customers test systems operate properly. In addition, since 2007, we have been developing a sensor and a software operating platform for the utility industry that leverages our core competences and years of experience in scaling test systems in large telecommunication networks and applying that similar business model to the utility marketplace.
In 2010 we increased our revenue, appointed a new President and Chief Executive Officer in June and returned the Company to annual profitability for the first time since 2005. We strived throughout the year to achieve our primary goals of strengthening our business and delivering improved operating results. In developing our business plan for 2010, we had three guiding principles:
•	First and foremost, to ensure profitability;

•	Second, to target resources and spending on legacy products to allow for focused investments; and

•	Third, to align the business around growth initiatives and focus our resources on near-term opportunities.

Our efforts to return the Company to profitability began in late 2009 and continued aggressively over the first four months of 2010. By the end of 2009, we successfully outsourced almost 100% of our in-house manufacturing to Express Manufacturing. This action replaced our fixed overhead cost structure to support our previous in-house manufacturing process with a variable cost business model for our hardware product sales that also required less use of our working capital. In addition, in the fourth quarter of 2009, we eliminated 28 positions across all levels of the organization that produced approximately $2.4 million in annualized cost savings. In addition, early in the second quarter of 2010, we further accelerated our efforts to return to profitability by reducing our workforce by approximately 33% which contributed approximately $5.8 million in annualized salary and benefits savings. Our workforce reductions were carefully planned so as to ensure that we were able to achieve our cost reduction goals without sacrificing our ability to service our customers while also allowing us to focus research and development efforts on projects that could allow for near-term top line growth. In addition, throughout 2010, we also focused our attention on a number of non-headcount related costs and achieved substantial cost reductions in the areas of general and directors and officers insurance, audit costs and cash related board fees. Through a combination of all of these actions and initiatives, we posted final 2010 revenues of $45.6 million or a 1.6% growth over 2009 revenues, achieved three consecutive quarters of profitability from operations, posted annual net income of $4.4 million and basic net income per share of $0.35, while increasing our cash balance to $72.2 million, a $6.2 million increase over the $66.0 million cash balance at the end of 2009.
Although we have significantly reduced our operations and research and development departments from 68 and 66 employees at the beginning of 2009 to 36 and 34 employees, respectively, at the end of 2010, we have focused our product efforts on our best opportunities for revenue and profitability and reduced areas of investment that involved higher risk before any returns could be realized. For example, we discontinued two yet to be announced projects at the end of the first quarter of 2010 so that we could provide greater attention to a European customer that wanted to purchase our DigiTest ICE and LoopCare products and software to support their next generation broadband test capabilities. We ultimately received initial orders in excess of $1.0 million with this customer and expect additional revenues from this customer in the future. By again concentrating our resources towards a project with a high probability of future revenues, we also successfully completed a trial for our LDU telecommunications test products and new software with a major British customer in the fourth quarter of 2010. We expect to finalize the contract for this project in early 2011, and we expect to receive significant revenues related to this project over the next three to five years. Additionally, we will continue to support our broad product portfolio, including our DigiTest, LDU, and MCU hardware, and our LoopCare, 4TEL and Celerity software platforms, to ensure that our customers receive the high levels of customer support that they have grown accustomed to.
We also continue to promote and support our LightHouse product line for the utility industry. Our trial with a major US utility company concluded successfully last fall with only minor customer-driven product modifications requested. We have recently completed those product modifications and received our first commercial orders in early 2011. We are working with that utility on rolling out a full-scale deployment of the product over the first half of 2011. Furthermore, we have recently completed another successful trial with a major Canadian utility customer and have signed three more utility customers to test our product. We are also poised to launch our next LightHouse software release that we believe will widen the gap that we believe exists between our product offerings and those of our competitors. With our more than twenty years of testing large telecommunication networks, we believe that our in-house engineering expertise further strengthens our ability to service the utility marketplace. Although revenue in this area of our business has been slower to develop than we anticipated, we believe this market will provide us with long-term growth.
In 2009, we created a new area of opportunity through our managed services contract with Ericsson. We now have the expertise to provide a new suite of managed services not only to our service provider customers, but also to additional network equipment manufacturers, thus expanding our target market. We are deploying and focusing resources in this area as we believe this new platform will provide new growth opportunities and enable us to effectively respond to our customers’ trend in an area that builds upon our expertise and experience in test and measurement. We also continue to focus our sales and field service support personnel on our maintenance service contracts, and during 2010, we secured three long-term contract extensions with one major US and two major European telecommunication providers, thus providing us with predictable revenue streams through 2012.
On February 21, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Talon Holdings, Inc., a Delaware corporation (“Parent”), and Talon Merger Sub, Inc., a Pennsylvania corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent is owned by investment funds managed by Golden Gate Capital, a San Francisco based private equity firm. At the effective time of the Merger, all of the shares of our outstanding common stock (other than shares held by us, Parent or Merger Sub) would be acquired by Parent for $10.10 per share in cash. The Merger Agreement was unanimously approved by our board of directors. Consummation of the Merger is subject to customary conditions, including without limitation (i) the approval by the holders of at least a majority of the votes cast by the outstanding shares of our common stock entitled to vote on the Merger, (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law or order restraining, enjoining or prohibiting the Merger, (iv) the absence of any pending litigation challenging the Merger, and (v) the absence of a material adverse effect on the Company. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including without limitation (x) the accuracy of the other party’s representations and warranties and

(y) the other party’s compliance with its covenants and agreements contained in the Merger Agreement. We expect the Merger to close during the second quarter of 2011.
Moving into 2011, we believe we will continue to see the benefits of our realigned cost structure, which has enhanced our ability to maintain profitability even when customers shift their project timelines. We also have more flexibility to reallocate resources and secure temporary labor to help us win new projects while maintaining our product and software platforms that are embedded in our tier one customer base. While some of our larger customers are in the process of upgrading their access networks and the related service assurance solutions for these networks, there is no guarantee that these activities will continue or that these customers will adopt our new technologies which would adversely affect future revenues related to these products and services. However, our goal is to continue to focus our efforts on near-term customer opportunities, especially in the managed services area, and with our LightHouse product for the utility market, while seeking new product and service offerings for our existing and potential new customers.
Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Revenue

	2010	2009	Change	%

System Test Products	$11,771	$14,118	$(2,347)	-17%
MCU	6,658	5,694	964	17%
Other	638	124	514	415%

Total Products	19,067	19,936	(869)	-4%

Managed Services	7,030	5,078	1,952	38%
Other Services	19,549	19,927	(378)	-2%

Total Services	26,579	25,005	1,574	6%

Total Revenue	$45,646	$44,941	$705	2%

Our total revenues for the year ended December 31, 2010 were $45.6 million, an increase of $0.7 million, or 2%, compared to our total revenues of $44.9 million for the year ended December 31, 2009. For the full year 2010, our total product revenues amounted to $19.1 million compared to $19.9 million for the same 2009 period, a decrease of $0.8 million or 4%. For the full year 2010, our total services revenues amounted to $26.6 million compared to $25.0 million for the same 2009 period, an increase of $1.6 million or 6%.
The overall decrease in our 2010 product line revenue is primarily due to a decline in some of our legacy system test product lines, including the product families of DigiTest, LDU and N(x)Test and their associated software applications and license fees. In particular under our System Test Products, our DigiTest products had lower sales of approximately $1.3 million, our LDU product sales had lower sales of approximately $0.2 million, and our N(x)Test product line, which was discontinued last year, experienced a decline in sales of approximately $0.8 million. These declines are primarily due to a combination of lower customer demand for these products along with a significant one time buy of our N(x)Test product in 2009. These declines were partially offset by increased revenues of our MCU product line of $0.9 million, primarily with AT&T, our largest domestic customer. Lastly, other product revenue increased primarily as a result of additional sales of our Protocol OEM product of $0.5 million as compared to the prior year when we first introduced this product. Our product revenues accounted for 42% of our total revenues for 2010 compared to 44% of our total revenues for 2009.
Our services revenue consists primarily of software maintenance for 4TEL and Celerity LTSC, and LoopCare, project management fees, repair work and managed services. The increase in our 2010 managed service revenue is due to a $2.0 million increase related to our having had a full year of revenue under our managed services contract with Ericsson during 2010, as opposed to the partial year of revenue in 2009, as that contract was signed in April of 2009. The increase in other services revenues, which consist primarily of our software maintenance and repair work, is the result of additional MCU repairs of approximately $0.5 million, additional DigiTest repairs of approximately $0.5 million, and additional service revenue of approximately $0.4 million related to our Protocol OEM product. These increases were partially offset by lower maintenance service revenues related to LoopCare of approximately $0.8 million and 4TEL of approximately $1.1 million. Services revenues accounted for approximately 58% of our total revenues for 2010 compared to 56% of 2009 total revenues.
Gross Profit /(Loss)
Our 2010 gross profit was $27.9 million compared to a gross loss of $(7.6) million for the same 2009 period, an increase of approximately $35.5 million. However, included in our 2009 gross margin was an impairment of long-lived assets of approximately $27.2 million and an inventory write-down of approximately $3.1 million. The total of these two charges approximated $30.3 million of our 2009 gross margin. In addition, our 2010 amortization of intangible asset expense decreased by approximately $1.0 million over the same 2009 period due the overall reduction of the carrying balance of our intangible assets related to the 2009 LoopCare impairment previously discussed. The culmination of these 2009 charges and expenses that were present in 2009 and not in 2010 along with the reductions in headcount and cost saving from the outsourcing of our in-house manufacturing were the primary reasons for our increase in gross profit in 2010.
Selling and Marketing Expenses

	2010	2009	Change	%

Employee Costs	$4,516	$4,780	$(264)	-6%
Travel Expenses	508	694	(186)	-27%
Consulting Expenses	323	419	(96)	-23%
Other	620	916	(296)	-32%

Total Selling and Marketing Expenses	$5,967	$6,809	$(842)	-12%

Our 2010 total selling and marketing expenses were approximately $6.0 million compared to approximately $6.8 million in 2009, a decrease of $0.8 million, or 12%. Our total selling and marketing expenses consist primarily of employee costs, which include salaries and related payroll taxes, benefits and commission expenses as well as related travel expenses and certain consulting expenses and other expenses, which individually are not material. The decrease in employee costs in 2010 is primarily due to additional headcount reductions in 2010, which was the continuation of our overall cost reduction efforts that began in 2009. These headcount reductions also resulted in overall savings in travel, consulting, and various other overhead employee related expenses.
General and Administrative Expenses

	2010	2009	Change	%

Employee Costs	$3,315	$3,922	$(607)	-15%
Legal and Professional Fees	1,786	3,880	(2,094)	-54%
Stock Compensation	914	855	59	7%
General Insurance	348	656	(308)	-47%
Bad Debt	152	1,121	(969)	-86%
Other	2,046	1,707	339	20%

Total General and Administrative Expenses	$8,561	$12,141	$(3,580)	-29%

Our 2010 total general and administrative expenses were approximately $8.5 million compared to approximately $12.1 million in 2009, a decrease of $3.6 million, or 29%. Our general and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes, legal and professional fees, stock compensation expenses, general insurance expense, bad debt expenses, and other expenses. The decrease in employee costs in 2010 is primarily due to additional headcount reductions in 2010, which was the continuation of our overall cost reduction efforts that began in 2009. We also had a concerted effort to reduce costs for legal and other professional fees and achieved that in the areas of reduced audit fees, other audit related fees and board fees. In addition, we incurred professional fees in 2009 of approximately $0.7 million in connection with the contested election of directors and fees related to our evaluation of potential acquisition candidates, which were not incurred in 2010. General insurance declined by $0.3 million in 2010 due to a change in insurance providers, revised coverage, and other program changes. The $1.0 million decrease in bad debt expense is primarily attributable to a $1.1 million bad debt expense recorded in the third quarter of 2009 related to one of our large international contracts whose collectability was deemed to be uncertain. Other expense consists of various items which are individually immaterial.
Research and Development Expenses

	2010	2009	Change	%

Employee Costs	$5,797	$7,977	$(2,180)	-27%
Professional Fees	618	722	(104)	-14%
Depreciation	567	622	(55)	-9%
Other	(141)	90	(231)	-257%

Total Research and Development Expenses	$6,841	$9,411	$(2,570)	-27%

Our 2010 total research and development expenses were approximately $6.8 million compared to approximately $9.4 million in 2009, a decrease of $2.6 million, or 27%. Our research and development expenses consist primarily of employee costs, which include salaries and related payroll taxes, professional fees, depreciation expenses and other expenses, which individually are not material. The decrease in our research and development expenses for 2010 is primarily related to reductions in the work force, reduced consulting and professional fees, lower depreciation and a larger portion of our engineering costs allocated to cost of sales due to some of our contractual agreements which require us to provide engineering development or repair services to our customers.

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
Other Income, (net)
Other income was less than $0.1 million for 2010 as compared to $0.6 million for 2009. This $0.5 million decrease in other income in 2010 is due primarily to a $0.2 million decline in interest income on our investment balances as a result of the overall decline in economic market conditions, foreign currency translation losses of $0.1 and an insurance loss reimbursement of $0.2 in 2009 not realized in 2010.
Income Taxes
For the year ended December 31, 2010, we recorded a total income tax expense of approximately $0.3 million, primarily related to foreign tax obligations generated by our profitable foreign jurisdictions, as well as adjustments to reserves for uncertain tax positions in all jurisdictions. For the year ended December 31, 2009, we incurred a total income tax benefit of $0.9 million, primarily related to the income tax benefit of $1.1 million associated with the impairment of our LoopCare intangible asset, whereby we reduced a deferred tax liability on our balance sheet. This benefit was offset by income tax expenses primarily related to foreign income tax obligations generated by profitable operations in certain foreign jurisdictions. Additionally, we continued to record a valuation allowance against U.S. federal, state and certain foreign net operating losses incurred in 2010, as we believe it is more likely than not that the tax benefit will not be realizable in future periods. The operating profits in 2010, as well as the tax benefit related to the intangible asset impairment in 2009, are the primary reasons for the increase of 8% in the effective tax rate year over year.
Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

	2009	2008	Change	%

System Test Products	$14,118	$18,061	$(3,943)	-22%
MCU	5,694	8,936	(3,242)	-36%
Other	124	—	124	100%

Total Products	19,936	26,997	(7,061)	-26%

Managed Services	5,078	—	5,078	100%
Other Services	19,927	22,055	(2,128)	-10%

Total Services	25,005	22,055	2,950	13%

Total Revenue	$44,941	$49,052	$(4,111)	-8%

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
Our services revenue consists primarily of software maintenance for 4TEL and Celerity LTSC, and LoopCare, project management fees, repair work and managed services. Our 2009 managed service revenue of approximately $5.1 million is due entirely to our managed service contract with Ericsson that was signed in April of 2009. The decrease in other services revenues of approximately $2.1 million, which consist primarily of our software maintenance and repair work, is the result of lower repairs and the roll-off of certain maintenance contracts. Services revenues accounted for approximately 56% of our total revenues for 2009 compared to 45% of 2008 total revenues.
Gross (Loss)/profit
Our 2009 gross margin was a negative $(7.6) million compared to $24.7 million for the same 2008 period, a decrease of approximately $32.3 million. Our 2009 gross margin decrease of $32.3 million is primarily related to long-lived asset impairments of $27.2 million, which included the fourth quarter write-down of our LoopCare intangible asset that amount to approximately $27.0 million, a third quarter 2009 inventory write-down of approximately $3.1 million that primarily related to slow-moving and obsolete legacy product inventory, and severance costs that amounted to approximately $0.8 million.
Selling and Marketing Expenses

	2009	2008	Change	%

Employee Costs	$4,780	$4,583	$197	4%
Travel Expenses	694	799	(105)	-13%
Consulting Expenses	419	677	(258)	-38%
Other	916	776	140	18%

Total Selling and Marketing Expenses	$6,809	$6,835	$(26)	0%

Our selling and marketing expenses of $6.8 million for 2009 and 2008 were flat year over year. Our selling and marketing expenses consist primarily of employee costs, which include salaries and related payroll taxes, benefits and commission expenses as well as related travel expenses, and certain consulting fees and other miscellaneous expenses which individually are not material. The increase in employee costs in 2009 is primarily due to the addition of sales and business development employees in the fourth quarter of 2009 to bolster our sales efforts in certain markets. The 2009 decrease in travel costs and professional fees of approximately $0.1 million and $0.3 million is primarily related to our overall cost reduction efforts that occurred throughout 2009.
General and Administrative Expenses

	2009	2008	Change	%

Employee Costs	$3,922	$3,912	$10	0%
Legal and Professional Fees	3,880	3,132	748	24%
Bad Debt	1,121	—	1,121	100%
Stock Compensation	855	299	556	186%
Other	2,363	2,112	251	12%

Total General and Administrative Expenses	$12,141	$9,455	$2,686	28%

For the full year ended December 31, 2009, our general and administrative expenses were $12.1 million, or a $2.7 million increase over the same 2008 period. Our general and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit related costs, legal and profession professional fees, bad debt expenses, stock compensation expenses and other expenses which individually are not material. The $2.7 million increase is primarily attributable to a $1.1 million bad debt expense recorded in the third quarter of 2009 related to one of our large international contracts whose collectability was deemed to be uncertain, additional legal expenses and professional service fees of approximately $0.7 million in connection with the contested election of directors and fees related to potential acquisition candidates that were not pursued beyond the due diligence stage, and $0.6 million in additional stock compensation expenses due primarily to restricted stock awards granted our non-employee directors in the fourth quarter of 2009 pursuant to the non-employee director compensation program adopted by the Board in October 2009. These non-employee director awards offset substantial reductions in director cash compensation and meeting fees .
Research and Development Expenses

	2009	2008	Change	%

Employee Costs	$7,977	$8,435	$(458)	-5%
Professional Services	722	1,205	(483)	-40%
Depreciation	622	865	(243)	-28%
Other	90	284	(194)	-68%

Total Research and Development Expenses	$9,411	$10,789	$(1,378)	-13%

Our research and development expenses for the full year ended December 31, 2009 were $9.4 million, or a $1.4 million decrease, over the same 2008 period. Our research and development expenses consist primarily of employee costs, which include salaries and related payroll taxes, professional fees, depreciation expenses and other expenses, which individually are not material. The decrease in our research and development expenses for 2009 is primarily related to reductions in the work force, reduced consulting and professional fees and lower depreciation expenses due to reduced capital spending.
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
Long-Lived Asset Impairments
We perform impairment reviews on our long-lived assets upon a change in business conditions or upon the occurrence of a triggering event. In mid-December 2009, we learned that Verizon, a major customer of our LoopCare post-warranty software maintenance services, would not renew its direct contract with us for those services following the contract’s expiration date on December 31, 2009, but would instead consolidate its purchase of maintenance services (including LoopCare and 4TEL post-warranty services) through a single large supplier. However, based on this “triggering event” we evaluated the carrying value of the intangible asset related to our LoopCare post-warranty intangible asset using an undiscounted cash flow model, and determined the asset to be impaired. We then performed a valuation on this asset to determine its fair value. Through this valuation process, we determined that the fair value of this asset approximated $2.3 million compared to its current carrying value of $29.3 million and, as such, took an impairment charge of approximately $27.0 million in the fourth quarter of 2009. In addition, through this valuation process, we determined that a fifteen year life, instead of life of approximately forty-six years, on this asset is more indicative of current market and technological conditions, as well as the anticipated future ability to extend existing maintenance agreements. In 2009, we also recorded a $0.4 million charge for impairments in various other long-lived assets.
In 2008 we recorded an impairment charge on certain long-lived assets of $0.2 million.

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
Liquidity and Capital Resources
We have historically met our working capital and capital spending requirements, including the funding for expansion of operations, product developments and acquisitions, through net cash flows provided by operating activities. Our principle sources of liquidity are our operating cash flows and cash on our balance sheet. Our cash, cash equivalents and short-term investments are unrestricted and available for corporate purposes, including acquisitions, research and development and other general working capital requirements. In addition, there are no material restrictions on our ability to transfer and remit funds among our international affiliated companies. Our cash and cash equivalents and short-term investments increased to $72.2 million at December 31, 2010 from $66.0 million at December 31, 2009. The increase in cash and cash equivalents and short term investments from December 31, 2009 is largely attributable to positive cash flow from operations. We believe we have sufficient cash balances to meet our cash flow requirements and growth objectives over the next twelve months.
We had working capital of $77.7 million as of December 31, 2010, an increase of $8.5 million, or 12%, from the $69.2 million of working capital as of December 31, 2009. Overall, we generated cash from operating activities of $5.5 million in 2010 compared to $3.7 million in 2009. The $1.8 million increase in cash flow from operating activates is primarily attributable to operating profits and a decrease in inventory. In 2009, we generated cash from operating activities of $3.7 million compared to $4.6 million in 2008. The $0.9 million decrease in cash flow from operating activates is primarily attributable to the overall reduction in net working capital. In 2008, we generated cash from operating activities of $4.6 million compared to $10.4 million in 2007. The decrease in cash flow is attributable to payments in 2008 related to certain inventory components, warranty items and royalty obligations that had grown in 2007.
Cash used for investing activities in 2010 was approximately $0.3 million comprised of $0.4 million in capital expenditures, partially offset by $0.1 million in cash collected from a note receivable. This compares to the same 2009 period with cash provided by investing activities of approximately $4.5 million consisting of $3.2 million in proceeds and note repayments received from the divestiture of our cable product line, redemptions of short term investments in the amount of $2.4 million, partially offset by $0.3 million in acquired assets along with capital expenditures of approximately $0.8 million. During the same 2008 period we had cash used for investing activities of approximately $2.0 million, whereby we purchased net short-term investments of $1.8 million and incurred capital expenditures of approximately $0.5 million. Capital expenditures were $0.4 million, $0.8 million and $0.5 million in the years ended December 31, 2010, 2009 and 2008, respectively. Planned capital expenditures for 2011 are approximately $1.1 million and are primarily related to facility upgrades and new office furniture and fixtures at our new Cranberry location.
Cash provided by financing activities in 2010 was approximately $0.8 million for the year ended December 31, 2010 as a result of cash received from the exercise of stock grants in the amount of $0.9 million partially offset by our purchase of shares of our common stock under our stock re-purchase program. On October 28, 2008, our Board of Directors approved a share repurchase program, pursuant to which the Company could repurchase common stock with an aggregate share value of up to $15 million with no expiration date. Such purchases could be made through open market transactions and privately negotiated transactions at the discretion of executive management, subject to market conditions and other factors. The repurchase program does not obligate us to acquire any particular amount of common stock and, at the Board’s discretion, may be suspended, discontinued or modified at any time. During the first quarter of the year ended December 31, 2010, we acquired 10,636 shares pursuant to this program at a total cost of $0.1 million. During the fourth quarter of the years ended December 31, 2009 and 2008, we acquired 79,043 and 496,918 shares pursuant to this program at a total cost of $0.5 million and $2.2 million, respectively.
Off-Balance Sheet Arrangements
As a matter of policy, we do not engage in transactions or arrangements with unconsolidated or other special purpose entities.
Commitments and Contractual Obligations
We lease office space and equipment under agreements which are accounted for as operating leases. The office lease for our former Cheswick, Pennsylvania headquarter’s expires on March 31, 2011. The lease for our Piscataway, New Jersey office expires on April 30, 2012. We also have office leases in Bracknell, United Kingdom; and Wuppertal, Germany, which expire on December 24, 2012, and January 31, 2012, respectively. We are also involved in various month-to-month leases for research and development and office equipment at all three European locations. In addition, all three of the European office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments. None of these commitments are material.
In October 2010, we signed a seven year lease commitment for a new headquarters facility in Cranberry Twp., Pennsylvania as our Cheswick facility lease expires on March 31, 2011. The new lease for 24,402 square feet of office and lab space commenced on March 1, 2011 with annual payments of approximately $0.4 million. We also have a commitment for approximately $0.9 million of leasehold improvements and other costs related to this new facility that will be paid in the first quarter of 2011.
     Minimum annual future commitments as of December 31, 2010 are (in thousands):
Payments due by period

		Less than 1			More than 5
	total	year	1-3 years	3-5 years	years

Operating Lease Obligations	$3,830	$813	$1,283	$818	$916
Purchase Obligations	922	922
Uncertain Tax Obligations	825		825
Pension Obligations	795				795

Total	$6,372	$1,735	$2,108	$818	$1,711

     Our lease expense was $0.8 million in 2010, $1.0 million in 2009, and $1.2 million in 2008.
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
Revenue Recognition
We market and sell test system hardware and related software to the telecommunications industry. We follow the revenue recognition accounting guidance for recognizing hardware and software sales. This guidance requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations related to the sale. The bulk of our hardware sales are made to our large domestic carriers and European telecommunication customers. Delivery terms of hardware sales are predominantly FOB origin. Revenue is recognized for these customers upon shipment against a valid purchase order. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue recognition is deferred until the customer assumes risk of loss and takes legal title. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers, certain international customers and customers in weak financial condition.

For perpetual software license fee and maintenance revenue, we follow the accounting guidance for software revenue recognition, which requires that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software, leaving no significant obligations on our part to perform. We require a customer purchase order or other written agreement to document the terms of a software order. The Company determines the fair value of maintenance revenue (post-contract customer support or “PCS”) sold together with perpetual licenses based on the contractual renewal rate for PCS when sold on a standalone basis. Where possible we seek written customer acceptance prior to revenue recognition, however certain agreements provide for automatic customer acceptance after the passage of time from delivery and title transfer. In certain cases for orders of custom software, or orders that require significant software customization, we employ contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost in accordance with the accounting guidance for construction-type and certain production-type contracts.
The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services may be separated into stand-alone fair values. The allocation of fair value for a multiple-element arrangements involving software is based on vendor specific objective evidence, or in the absence of VSOE for delivered elements, the residual method. Under the residual method, the Company allocates the residual amount of revenue from the arrangement to hardware and software licenses at the inception of the license term when VSOE for all undelivered elements, such as PCS, exists and all other revenue recognition criteria have been satisfied. Revenue will not be recognized for any single element until all elements considered essential to the functionality of the delivered elements under the contract are delivered and accepted.
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
Our managed service revenue is recognized in accordance with the terms of each specific contract. Our current contract is structured with declining revenues over a four year period in accordance with expected service delivery (primarily call volume) and costs. As such, we recognize revenue under the proportional performance method using service delivery output measures (call volume) over the term of the contract.
Intangible Assets
At December 31, 2010, we had net intangible assets of $5.4 million resulting from the acquisitions of the LoopCare product line in September 2001, the test business of Emerson in February 2006 and the Broadband Test Division of Teradyne, Inc. in August 2007. In connection with these acquisitions, we utilized the accounting guidance associated with business combinations, and goodwill and other intangible assets. This guidance requires that the purchase method of accounting be used for all business combinations and that goodwill, as well as any indefinite-lived intangible assets, not be amortized for financial reporting purposes. Finite-lived intangible assets are amortized on a straight-line basis or an accelerated method, whichever better reflects the pattern in which the economic benefits of the asset are consumed or otherwise used. Software-related intangible assets are amortized based on the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life.
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
In 2010 we did not have impairments related to any of our intangible assets. During 2009, we had a significant impairment to one of our intangible assets related to the LoopCare product line that was acquired from Lucent in 2001. At the time of the acquisition, the intangible asset was valued at $32 million, with an indefinite life. In 2005, we determined that facts and circumstances which had supported the assignment of an indefinite life to this asset had changed, and we then determined the intangible asset to have a finite useful life of fifty years. In the fourth quarter 2009, facts and circumstances relating to the Company’s LoopCare post-warranty maintenance service agreements again led us to evaluate the life assigned to this intangible asset, as well as its valuation. Specifically, in mid-December of 2009, we learned that Verizon, a major customer of our LoopCare post warranty software maintenance services, was not going to renew its direct contract with Tollgrade that was due to expire on December 31, 2009. Verizon consolidated several vendor relationships through a single large global network equipment manufacturer, including both our LoopCare and 4TEL maintenance contracts. The loss of the direct contract with Verizon was a “triggering event” for us to evaluate the fair market value of the LoopCare intangible asset. Through our overall evaluation process, which included a valuation, we determined that not only the useful life estimate, but the value of the asset itself, was no longer supported. We ultimately determined that the LoopCare intangible asset had a fair value of $2.3 million coupled with a remaining life of fifteen years, versus its remaining carrying value of $29.3 million dollars and a forty-six year remaining life. We determined this current fair value and useful life is more indicative of current market and technological conditions and the life of the existing maintenance agreements.
In 2008 we determined that certain long-lived assets, primarily related to assets acquired as part of our Emerson acquisition, were impaired and an impairment loss of $0.2 million was recorded to reflect these assets at their fair market value.
Inventory Valuation
Our inventory cost in 2010 is primarily valued at the purchase price that we will pay the contractor to manufacture our products after we transitioned virtually 100% of our in-house manufacturing to a third party sub-contractor as of December 31, 2009. We evaluate our inventories quarterly for slow moving, excess and obsolete stock on hand. The carrying value of such inventory that is determined not to be realizable is reduced, in whole or in part, by a charge to cost of sales and reduction of the inventory value in the financial statements. The evaluation process relies on a review of expected customer orders and consumption expected to occur within a 12-18 month period. Management also reviews, where appropriate, inventory products that do not meet this threshold but which may be unrealizable due to discontinuance of products, evolving technologies, loss of certain customers or other known factors. As a result of this comprehensive review process, an adjustment to the reserve for slow moving and obsolete inventory is normally made quarterly if applicable. Inventory identified as obsolete is also discarded from time to time when circumstances warrant. As part of our review process in 2010 we had a positive adjustment to our inventory reserve of approximately $0.5 million, based on increases in projected consumption and sales of items previously reserved, as compared to a write-down of approximately $3.1 million in 2009, primarily related to slow moving and obsolete inventory.
Inventory valuation is considered a critical accounting estimate since it relies in large part on management judgments as to future events and differing judgments could materially affect reported net income.
Allowance for Doubtful Accounts — Accounts and Note receivables
Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customers’ ability to pay. We recorded a $0.1 million bad debt reserve in the fourth quarter of 2010 and a $1.1 million bad debt reserve in the third quarter of 2009. Both of these charges related to large international customer. balances whose collectability was deemed to be uncertain. We also recorded a $0.2 million bad debt reserve in the fourth quarter of 2010 related to the remaining balance due to us related to the sale of our cable division in 2009.
If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and an additional allowance could be required, which could have a negative impact on our earnings and cash flow.
Income Taxes
We follow the accounting guidance for income taxes, in reporting the effects of income taxes in our consolidated financial statements. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required to determine the consolidated income tax expense.

Deferred tax assets and liabilities are determined based on temporary differences between the tax and financial statement recognition of revenue and expense using enacted tax rates in effect in the years in which the differences are expected to reverse. We evaluate our ability to recover our deferred tax assets, based on our current outlook, taking into consideration all positive and negative evidence. Based on this evaluation, as of December 31, 2010, all U.S. and certain foreign net operating losses and net deferred tax assets have been eliminated through the recording of a valuation allowance.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in multiple jurisdictions as well as transfer pricing exposures between jurisdictions. We record tax liabilities for these uncertain tax positions in our current tax expense. Additionally, we recognize interest and penalties related to uncertain tax positions in income tax expense.
Warranty
We record estimated warranty costs on the accrual basis of accounting. These warranty reserves are recorded by applying the five year historical returns percentage to the current level of product shipments within the agreed-upon warranty period. The costs associated with servicing these warranties are updated at least annually.
Pension Benefits
We sponsor defined benefit pension plans for one employee based in Germany, one employee based in Belgium and two employees based in Netherlands in addition to three former employees that were part of our Belgium plan and two employees that were part of our German plan. Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over the expected work life of employees participating in these plans. This estimation requires our judgment about the discount rate used to determine these obligations, rate of future compensation increases, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tollgrade Communications, Inc.
Cranberry Twp., PA
We have audited the accompanying consolidated balance sheet of Tollgrade Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of the Company for the years ended December 31, 2009 and 2008 were audited by other auditors whose report, dated March 10, 2010, expressed an unqualified opinion on those financial statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tollgrade Communications, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tollgrade Communications, Inc.
Cranberry Twp., PA
We have audited the internal control over financial reporting of Tollgrade Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March, 10, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tollgrade Communications, Inc.
In our opinion, the consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2009 presents fairly, in all material respects, the financial position of Tollgrade Communications, Inc. and subsidiaries (the “Company”) at December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for each of the two years in the period ended December 31, 2009 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express opinions on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 10, 2010

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Balance Sheets
In thousands (except par value)

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$72,194	$66,046
Short-term investments	3	3
Accounts receivable:
Trade, net of allowance for doubtful accounts at $1,583 in 2010 and $1,496 in 2009	7,975	6,998
Other	650	1,007
Inventories	1,373	2,119
Prepaid expenses and deposits	798	759
Deferred and refundable income taxes	93	196

Total current assets	83,086	77,128
Property and equipment, net	2,246	3,101
Intangibles	5,391	7,110
Deferred tax assets	191	119
Other assets	423	229

Total assets	$91,337	$87,687

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,867	$927
Accrued warranty	222	504
Accrued expenses	986	2,319
Accrued salaries and wages	1,044	1,190
Accrued royalties payable	218	137
Income taxes payable	481	393
Deferred revenue	593	2,463

Total current liabilities	5,411	7,933
Pension obligation	795	983
Deferred tax liabilities	14	290
Other tax liabilities	825	738

Total liabilities	7,045	9,944
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.20 par value 50,000 authorized shares, issued shares, 14,073 in 2010 and 13,788 in 2009	2,815	2,746
Additional paid-in capital	77,326	75,244
Treasury stock, at cost, 1,162 shares in 2010 and 1,151 shares in 2009	(8,632)	(8,563)
Retained earnings	13,966	9,543
Accumulated other comprehensive loss	(1,183)	(1,227)

Total shareholders’ equity	84,292	77,743

Total liabilities and shareholders’ equity	$91,337	$87,687

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
In thousands (except per share data)

	Years Ended December 31,
	2010	2009	2008

Revenues:
Products	$19,067	$19,936	$26,997
Services	26,579	25,005	22,055

Total revenues	45,646	44,941	49,052
Cost of sales:
Products	8,259	11,812	14,181
Services	7,618	7,143	6,146
Amortization of intangible assets	1,570	2,576	3,085
Inventory write-down	—	3,070	759
Impairment of long-lived assets	—	27,151	201
Severance	319	778	—

Total cost of sales	17,766	52,530	24,372

Gross Profit/(Loss)	27,880	(7,589)	24,680

Operating expenses:
Selling and marketing	5,967	6,809	6,835
General and administrative	8,561	12,141	9,455
Research and development	6,841	9,411	10,789
Severance expense	1,826	1,180	827
Impairment of long-lived assets	—	293	—

Total operating expense	23,195	29,834	27,906

Income/(Loss) from operations	4,685	(37,423)	(3,226)
Other income, net	9	567	1,337

Income/(Loss) before income taxes	4,694	(36,856)	(1,889)
Provision/(Benefit) for income taxes	271	(874)	1,137

Income/(Loss) from continuing operations	4,423	(35,982)	(3,026)
(Loss) from discontinued operations	—	(223)	(4,089)

Net Income/(Loss)	$4,423	$(36,205)	$(7,115)

PER SHARE INFORMATION:

Weighted average shares of common stock and equivalents:
Basic	12,736	12,683	13,102
Diluted	13,160	12,683	13,102

Net Income/(Loss) per common share:
Basic	$0.35	$(2.85)	$(0.54)
Diluted	$0.34	$(2.85)	$(0.54)

Net Income/(Loss) per common share from continuing operations:
Basic	$0.35	$(2.83)	$(0.23)
Diluted	$0.34	$(2.83)	$(0.23)

Net loss per common share from discontinued operations:
Basic	$—	$(0.02)	$(0.31)
Diluted	$—	$(0.02)	$(0.31)

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
In thousands

							Accumulated
			Additional				Other		Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total	Income/(Loss)

Balance at December 31, 2007	13,731	$2,744	$73,389	575	$(5,900)	$52,863	$(96)	$123,000

Purchase of Treasury Stock				497	$(2,181)			$(2,181)
Compensation expense for options and restricted stock, net	2		$534					$534
Actuarial gain, net of tax							$87	$87	$87
Foreign currency translation							$(1,871)	$(1,871)	$(1,871)
Net Loss						$(7,115)		$(7,115)	$(7,115)

Comprehensive Loss									$(8,899)

Balance at December 31, 2008	13,733	$2,744	$73,923	1,072	$(8,081)	$45,748	$(1,880)	112,454

Exercise of Common Stock Options	10	$2	$52					$54
Purchase of Treasury Stock				79	$(482)			$(482)
Compensation expense for options and restricted stock, net	45		$1,269					$1,269
Actuarial loss, net of tax							$(13)	$(13)	$(13)
Foreign currency translation							$666	$666	$666
Net Loss						$(36,205)		$(36,205)	$(36,205)

Comprehensive Loss									$(35,552)

Balance at December 31, 2009	13,788	$2,746	$75,244	1,151	$(8,563)	$9,543	$(1,227)	77,743

Exercise of Common Stock Options	165	$33	$848					$881
Purchase of Treasury Stock				11	$(69)			$(69)
Compensation expense for options and restricted stock, net	120	$36	$1,234					$1,270
Actuarial gain, net of tax							$179	$179	$179
Foreign currency translation							$(135)	$(135)	$(135)
Net Income						$4,423		$4,423	$4,423

Comprehensive Income									$4,467

Balance at December 31, 2010	14,073	$2,815	$77,326	1,162	$(8,632)	$13,966	$(1,183)	84,292

The accompanying notes are an integral part of the consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income/(loss)	$4,423	$(36,205)	$(7,115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	—	223	4,089
Depreciation and amortization	2,761	3,761	4,559
Impairment of long-lived assets	—	27,444	201
Valuation allowance	—	—	123
Compensation expense related to stock plans	1,270	1,236	468
Loss/(Gain) on disposed assets	12	(42)	—
Deferred income taxes	(400)	(1,030)	182
Write-down of inventory	—	3,070	759
Provision for losses on inventories	(451)	231	969
Provision for allowance for doubtful accounts	165	1,119	100
Changes in assets and liabilities, net of acquisitions:
Accounts receivable — trade & other	(809)	3,148	4,997
Inventories	1,196	2,445	348
Prepaid expenses and deposits	(240)	284	(375)
Accounts payable	959	(1,276)	(3,431)
Accrued warranty	(267)	(434)	(218)
Accrued expenses, deferred revenue and salaries and wages	(2,814)	(310)	(417)
Accrued royalties payable	80	(152)	(383)
Income taxes payable	(355)	114	(287)

Net cash provided by discontinued operations:	—	57	38

Net cash provided by operating activities:	5,530	3,683	4,607

Cash flows from investing activities:
Proceeds from sale of assets	—	3,074	265
Proceeds from note receivable	124	112	—
Purchase of Ericsson test business	—	(300)	—
Purchase of investments	—	—	(4,266)
Redemption/maturity of investments	—	2,416	2,479
Capital expenditures	(416)	(762)	(469)

Net cash used in investing activities of discontinued operations:	—	(57)	(38)

Net cash (used in)provided by investing activities:	(292)	4,483	(2,029)

Cash flows from financing activities:
Repurchase of treasury shares	(69)	(482)	(2,181)
Proceeds from the exercise of stock options	881	54	—

Net cash provided by (used in) financing activities:	812	(428)	(2,181)

Net increase in cash and cash equivalents	6,050	7,738	397

Effect of exchange rate change on cash and cash equivalents	98	332	(643)

Cash and cash equivalents at beginning of year	66,046	57,976	58,222

Cash and cash equivalents at end of year	$72,194	$66,046	$57,976

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$519	$7	$14
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
ALLOWANCE FOR DOUBTFUL ACCOUNTS
The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and our note receivable. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
FOREIGN CURRENCY TRANSLATION
Assets and liabilities of our international operations are translated into U.S. dollars using month-end spot exchange rates, while revenues and expenses are translated at monthly average exchange rates throughout the year. The resulting net translation adjustments are recorded as a component of accumulated other comprehensive income/(loss). The local currency is the functional currency for all of our locations.
INVENTORIES
Our inventory is stated at the lower of cost or market. We evaluate our inventories quarterly for slow moving, excess and obsolete stock on hand. The carrying value of such inventory that is determined not to be realizable is reduced, in whole or in part, by a charge to cost of sales and reduction of the inventory value in the financial statements. The evaluation process relies on a review of expected customer orders and consumption expected to occur within a 12-18 month period. Management also reviews, where appropriate, inventory products that do not meet this threshold but which may be unrealizable due to discontinuance of products, evolving technologies, loss of certain customers or other known factors. As a result of this comprehensive review process, an adjustment to the reserve for slow moving and obsolete inventory is normally made quarterly, if applicable. Inventory identified as obsolete is also discarded from time to time when circumstances warrant. In 2010, we sold approximately $0.5 million of items previously reserved, as compared to a write-down of approximately $3.1 million in 2009, primarily related to slow moving and obsolete inventory.
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
REVENUE RECOGNITION
We market and sell test system hardware and related software to the telecommunications industry. We follow the revenue recognition accounting guidance for recognizing hardware and software sales. This guidance requires, among other things, that revenue should be recognized only when title has transferred and risk of loss has passed to a customer with the capability to pay, and that there are no significant remaining obligations related to the sale. The bulk of our hardware sales are made to our large domestic carriers and European telecommunication customers. Delivery terms of hardware sales are predominantly FOB origin. Revenue is recognized for these customers upon shipment against a valid purchase order. Where title and risk of loss do not pass to the customer until the product reaches the customer’s delivery site, revenue recognition is deferred until the customer assumes risk of loss and takes legal title. We reduce collection risk by requiring letters of credit or other payment guarantees for significant sales to new customers, certain international customers and customers in weak financial condition.
For perpetual software license fee and maintenance revenue, we follow the accounting guidance for software revenue recognition, which requires that software license fee revenue be recorded only when evidence of a sales arrangement exists, the software has been delivered, and a customer with the capacity to pay has accepted the software, leaving no significant obligations on our part to perform. We require a customer purchase order or other written agreement to document the terms of a software order. The Company determines the fair value of maintenance revenue (post-contract customer support or “PCS”) sold together with perpetual licenses based on the contractual renewal rate for PCS when sold on a standalone basis. Where possible we seek written customer acceptance prior to revenue recognition, however certain agreements provide for automatic customer acceptance after the passage of time from delivery and title transfer. In certain cases for orders of custom software, or orders that require significant software customization, we employ contract accounting using the percentage-of-completion method, whereby revenue is recognized based on costs incurred to date compared to total estimated contract cost in accordance with the accounting guidance for construction-type and certain production-type contracts.
The revenue for orders with multiple deliverables such as hardware, software and/or installation or other services may be separated into stand-alone fair values. The allocation of fair value for a multiple-element arrangements involving software is based on vendor specific objective evidence, or in the absence of VSOE for delivered elements, the residual method. Under the residual method, the Company allocates the residual amount of revenue from the arrangement to hardware and software licenses at the inception of the license term when VSOE for all undelivered elements, such as PCS, exists and all other revenue recognition criteria have been satisfied. Revenue will not be recognized for any single element until all elements considered essential to the functionality of the delivered elements under the contract are delivered and accepted.
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

Our managed service revenue is recognized in accordance with the terms of each specific contract. Our current contract is structured with declining revenues over a four year period in accordance with expected service delivery (primarily call volume) and costs. As such, we recognize revenue under the proportional performance method using service delivery output measures (call volume) over the term of the contract.
COST OF SALES
Cost of sales includes the charges associated with the cost of procuring our products. These manufacturing costs consist primarily of material cost, outside manufacturing costs, salaries and wages, depreciation and amortization expenses, rent expense, inventory write-downs, obsolescence, and slow-moving reserves as well as warranty costs, and other overhead costs. As of December 31, 2009, almost all in-house production had been outsourced to a third party sub-contractor.
SHIPPING AND HANDLING COSTS
Costs incurred for shipping and handling are included in the cost of equipment. Amounts billed to a customer for shipping and handling are reported as revenue.
INTANGIBLE ASSETS
Accounting guidance for goodwill and other intangible assets, requires that indefinite-lived intangible assets and goodwill be tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the carrying amount exceeds its fair value, an impairment charge is recognized in the amount by which the carrying value exceeds fair value. During 2010 and 2009, we had no goodwill or indefinite-lived intangible assets.
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
At the end of 2009, we had a triggering event which required us to review the recoverability of the intangible asset associated with our Loopcare post-warranty software maintenance agreements. Through our evaluation process, we determined that the fair value of this asset approximated $2.3 million compared to its then remaining carrying value of $29.3 million and as such, took an impairment charge of approximately $27.0 million in the fourth quarter of 2009. The premise of the valuation is based on the highest and best use of the asset by market participants. There were no impairments to intangible assets for the year ended December 31, 2010.
RESEARCH AND DEVELOPMENT COSTS
Research and development costs, which consist primarily of employee related costs, are charged to operations as incurred; however, certain research and development costs that apply to specific customer application/support work or repair and maintenance work are captured and allocated back to cost of sales. As of December 31, 2010, 2009, and 2008, research and development costs that were allocated back to cost of sales amounted to $1.5 million, $1.5 million and $1.4 million, respectively.
INCOME TAXES
In accordance with accounting guidance for income taxes, deferred tax assets and liabilities are determined based on the temporary differences between the tax and financial statement recognition of revenue and expense using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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
RECLASSIFICATIONS
In the statement of cash flows we consolidated the change in accounts receivable trade and accounts receivable other in the prior year amounts to conform to the current year presentation.
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
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
We currently sponsor one active stock compensation plan. Our 2006 Amended and Restated Long-Term Incentive Compensation Plan (the “2006 Plan”) was adopted by our Board of Directors in March 2006 and was approved by our shareholders in May 2006. The 2006 Plan originally authorized up to 1,300,000 shares for issuance under the Plan, and was amended during 2009 to increase the number of shares authorized for issuance to 2,800,000 shares, provided however, that the maximum number of restricted shares of that total shall be 300,000. This amendment was adopted by our Board of Directors in May 2009 and approved by our shareholders in August 2009. Awards in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units may be granted to directors, officers and other employees under the 2006 Plan.
The 2006 Plan was intended to replace our 1995 Long-Term Incentive Compensation Plan (the “1995 Plan”) and the 1998 Employee Incentive Compensation Plan (the “1998 Plan”), the terms of which provided that no further awards could be granted under these plans beyond October 15, 2005 and January 29, 2008, respectively.
Options granted to employees prior to 2007 under our equity compensation plans generally vested over a two-year period with one-third vesting upon grant. Beginning in 2007, options granted to employees under the 2006 Plan generally vest over a three-year period, with one-third vesting at the end of each year during such period. Options granted to non-employee directors are generally fully vested on the date of the grant. Options granted under our equity compensation plans expire ten years from the date of the grant. The grant price on any such shares or options is equal to the fair market value of our shares at the date of the grant, as defined in the 2006 Plan. Restricted shares and stock appreciation rights will vest in accordance with the terms of the applicable award agreement and the 2006 Plan. The 2006 Plan requires that non-performance-based restricted stock grants to employees vest in no less than three years, while performance-based restricted stock grants may vest after one year. Grants of restricted stock to directors may vest after one year. Under the terms of the 2006 Plan, during the restriction period, a holder of restricted shares has the right to vote the shares, but is not permitted to trade them.
As of December 31, 2010 and December 31, 2009, there were 1,306,787 and 1,577,557 shares authorized but not granted under the 2006 Plan, respectively. During 2010 and 2009, the Company granted from the 2006 Plan 502,501 and 615,500 options to 32 and 37 employees, respectively. There were no options granted by the Company from the 1998 Plan in 2010 and 2009.

During 2010 and 2009, the Board of Directors approved the issuance of 148,000 and 45,037 restricted shares under the 2006 Plan, respectively. In March 2010, 50,000 restricted shares were granted to our Board Chairman, then serving as a non-employee director. In October 2010, 48,000 restricted shares were issued to the non-employee members of our Board of Directors. In March 2010, 30,000 restricted shares were issued to the former Chief Executive Officer and 20,000 restricted shares were issued to the current Chief Financial Officer, however the 30,000 restricted shares granted to our former CEO were forfeited when he left the Company in June 2010. The 45,037 restricted shares granted during 2009 were issued to eight non-employee members of our Board of Directors. The restricted share awards granted during 2009 and 2010 to non-employee directors were subject to a one-year period of restriction, and provide each director the right to receive the shares one year following the date of grant, regardless of whether the director is still serving on the Board of Directors, unless the director is removed from the Board for cause during the period of restriction. During the one year restriction period, directors can vote but are not permitted to trade restricted shares.
During the first quarter of 2010, 250,000 cash settled stock appreciation rights were granted to Mr. Kennedy in his capacity as our Board Chairman, who was then serving as a non-employee director. Vesting of these rights will not occur unless certain objectives are met. During the second quarter of 2010, Mr. Kennedy became an employee and assumed the role of president and chief executive officer.
During 2008, 9,077 restricted shares were granted to employees, certain of which were subject to performance-based restrictions, and the remainder of which were subject to time-based restrictions. Of the 9,077 restricted shares awarded during 2008, 6,720 have since been forfeited under the terms of such awards, either due to termination of employment during the period of restriction or because we did not achieve the required performance targets.
Stock-Based Compensation Expense
Stock based compensation is based on the fair value of share-based payment awards on the date of grant using the black-scholes option pricing model and the following weighted average assumptions for the options granted during the years ended December 31, 2010, 2009 and 2008:

	Stock Options
	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Weighted average grant date fair values	$3.19	$2.60	$2.68
Expected life (in years)	5	5	5
Risk free interest rate	2.01%	1.90%	2.80%
Expected Volatility	55.01%	53.80%	48.10%
Expected volatility is based on historical stock price over the estimated holding period. The estimated holding period is primarily based on historical experience. The expected life of options granted is based on historical stock option exercise data. The risk free rate is based upon the treasury note applicable for that specific holding period.

Transactions involving stock options under our various plans and otherwise are summarized below:

		Range of	Weighted Average
	Number of Shares	Exercise Price	Exercise Price

Outstanding December 31, 2007	1,440,562	$3.27-159.19	$27.28

Granted	684,400	3.27-6.57	$5.97
Exercised (A)	—	—	—
Cancelled/Forfeited/Expired	(519,472)	6.57-55.90	$12.16

Outstanding December 31, 2008	1,605,490	3.27-159.19	$23.08

Granted	615,500	5.17-5.86	$5.47
Exercised (A)	(10,000)	5.87-6.48	$6.11
Cancelled/Forfeited/Expired	(526,195)	3.27-159.19	$19.10

Outstanding December 31, 2009	1,684,795	3.27-159.19	$27.29

Granted	502,501	6.48-8.52	$6.58
Exercised (A)	(164,527)	5.35	$5.35
Cancelled/Forfeited/Expired	(709,777)	5.99-51.45	$32.40

Outstanding December 31, 2010	1,312,992	3.27-32.90	$8.03

		Number of Shares

Options exercisable at:
December 31, 2008		937,757	$35.14
December 31, 2009		957,353	$27.29
December 31, 2010		612,335	$9.97

(A)	The intrinsic value associated with exercised options which represent the difference between the strike price and the market value of Tollgrade stock at the time of exercise was approximately $1.3 million in 2010 and less than $0.1 million in 2009 and 2008, respectively.
The following table summarized the status of stock options, outstanding and exercisable, at December 31, 2010:

	Stock Options Outstanding				Stock Options Exercisable
	Number Outstanding	Weighted Average	Weighted	(B) Aggregate	Number Exercisable	Weighted	(B) Aggregate
Range of Exercise	as of December 31,	Remaining	Average Exercise	Intrinsic	as of December 31,	Average Exercise	Intrinsic
Prices	2010	Contractual Life	Price ($)	Value ($)	2010	Price ($)	Value ($)
$ 3.27-5.38	195,498	7.48	$5.18	$801,587	102,826	$5.27	$412,112
5.74-6.03	148,000	8.91	5.96	491,150	72,669	5.89	246,324
6.43-6.43	5,000	9.49	6.43	14,250	—	0
6.48-6.48	442,500	9.46	6.48	1,239,000	—	0
6.57-6.57	228,771	5.65	6.57	619,970	168,617	6.57	456,952
7.78-8.49	155,840	2.97	8.16	174,594	130,840	8.10	154,844
9.49-28.7	120,883	1.38	20.13		120,883	20.13
31.44-31.44	3,000	0.02	31.44		3,000	31.44
32.28-32.28	2,500	0.12	32.28		2,500	32.28
32.90-32.90	11,000	0.97	32.90		11,000	32.90

Total $3.27-32.90	1,312,992	6.81	$8.03	$3,340,551	612,335	$9.97	$1,270,232

(B)	The aggregate intrinsic value in the preceding table represents the difference between the strike price and the market value of Tollgrade stock on December 31, 2010, which was $9.28. The total number of exercisable shares in-the-money was 474,952 and 116,001 shares on December 31, 2010 and December 31, 2009, respectively.

			Weighted Average
		Weighed Average	Remaining	Aggregate Intrinsic
	No. of Shares	Exercise Price	Contractual Life	Value (1)
Vested	612,335	$9.97	4.27	$1,270,232
Expected to Vest	700,657	$8.07	6.73	$2,070,319

Total	1,312,992	$8.03	6.81	$3,340,551

(1)	The aggregate intrinsic value in the preceding table represents the difference between the strike price and the market value of Tollgrade stock on December 31, 2010, which was $9.28.
Unrecognized compensation cost related to stock options and restricted shares granted under our equity incentive plans which is expected to be incurred through 2012 was $1.7 million on December 31, 2010. The unrecognized compensation cost is expected to be recognized over a weighted average period of three years. During 2010 and 2009, we recorded cash received from the exercise of stock options of $1.0 million and $0.1 million respectively. During 2008, there were no stock option exercises.
3. ACQUISITIONS AND DISCONTINUED OPERATIONS
On April 15, 2009, we entered into a multi-year managed services agreement with Ericsson, pursuant to which we provide customer support and engineering service capabilities. We entered into this agreement as part of our continued strategic focus to grow our managed services business. In connection with the agreement, we paid $0.3 million for certain assets and hired 22 of their employees. The acquisition was recorded under the purchase method of accounting in accordance with generally accepted accounting pronouncements. Accordingly, the results of operations of the acquired assets are included in our consolidated financial statements for the period ended December 31, 2009.
On May 27, 2009, we completed the sale of our cable product line to private equity buyers in Pittsburgh, Pennsylvania, and recorded a gain of less than $0.1 million. This divesture allowed us to continue our business focus on our core telecommunications markets and customers.
The assets and liabilities, results of operations and cash flows of the cable product line have been classified as discontinued operations in the consolidated financial statements for all periods presented through the date of sale. Cash flows for cable have been segregated in the consolidated statement of cash flows as separate line items within operating and investing activities.
The following table details selected financial information for the cable product line included within discontinued operations:

	Twelve Months Ended
	December 31, 2009	December 31, 2008
Revenues:
Products	$2,376	$6,377
Services	723	1,795

	$3,099	$8,172

Loss from discontinued operations
Loss from discontinued operations, before tax	$(223)	$(4,089)
Income tax expense	—	—
Loss from discontinued operations, net of tax	$(223)	$(4,089)
4. INTANGIBLES
We perform impairment reviews of our long-lived assets upon a change in business conditions or upon the occurrence of a triggering event. In 2010, we recorded no impairments related to our intangible assets. In mid-December 2009, a major customer notified us that they would not be renewing their LoopCare post-warranty software maintenance service agreement with us following the contract’s expiration date on December 31, 2009, but would instead consolidate their purchase of maintenance services (including LoopCare and 4TEL post-warranty services) through a single large supplier. Based on this “triggering event” and following the appropriate accounting guidance, we evaluated the carrying value of the intangible asset related to our LoopCare post-warranty intangible asset using an undiscounted cash flow model, Step 1 impairment review, and found the asset to be impaired. We then performed a valuation of this asset to help determine its fair value. Through this valuation process, we determined that the fair value of this asset approximated $2.3 million compared to its current carrying value of $29.3 million and, as such, took an impairment charge of approximately $27 million in the fourth quarter of 2009. The fair value measurement would be considered a Level 3 measurement as the valuation performed to determine the fair value utilized an income approach, specifically, an excess earnings approach. The Company’s significant inputs used in determining the fair value included the Company’s forecasted revenues, direct costs, deprecation and the associated contributory asset charges. The Company used a present value factor of 14% and an estimated 15 year period of forecasted revenues and costs based on the estimated useful life of the intangible asset. The assumptions used were based on a market participant’s view. In addition, through this valuation process, we determined that a fifteen year life, instead of a remaining forty six year life, for this asset is more indicative of current market and technological conditions, as well as the anticipated future ability to extend existing maintenance agreements.
In 2008 we determined that certain long-lived assets, primarily related to assets acquired as part of our Emerson acquisition, were impaired and an impairment loss of $0.2 million was recorded to reflect these assets at their fair market value.
The following information is provided regarding our intangible assets (in thousands):

			December 31, 2010
			Accumulated	Impairments During
			Amortization and	the Reporting
	Useful Life (Years)	Gross	Impairments	Period	Net
Amortizing Intangible Assets:
Post Warranty Service Agreements	6-15	$37,539	$33,113	—	$4,426
Technology	2-10	13,986	13,275	—	711
Customer Relationships	5-15	905	704	—	201
Trade names and other	0.5-10	574	521	—	53

Total Intangible Assets		$53,004	$47,613	—	$5,391

			December 31, 2009
			Accumulated	Impairments During
			Amortization and	the Reporting
	Useful Life (Years)	Gross	Impairments	Period	Net
Amortizing Intangible Assets:
Post Warranty Service Agreements	6-15	$37,779	$5,438	$26,960	$5,381
Technology	2-10	14,000	12,488	191	1,321
Customer Relationships	5-15	927	613	—	314
Trade names and other	0.5-10	537	443	—	94

Total Intangible Assets		$53,243	$18,982	$27,151	$7,110

Amortization expense was $1.6 million, $2.6 million, and $3.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Differences between reported amortization expense and the change in reported accumulated amortization may vary because of foreign currency translation differences between the balance sheet and income statement.
Amortization expense is expected to be approximately $1.2, $0.7, $0.6, $0.5 and $0.4 million for each of the years ended December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

5. INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2010	December 31, 2009

Raw materials	$804	$1,019
Work in process	179	344
Finished goods	390	756

Total Inventory	1,373	2,119

Our 2010 inventory decreased as a result of the realization of a full year of outsourced management of our production process resulting in a more timely and efficient sourcing process. Throughout 2009, we began a program to completely out-source our in-house production capabilities and completed this process as of December 31, 2009. During the third quarter of 2009, we implemented a program to evaluate certain legacy products based on anticipated future consumption and technological end-of-life cycle. As a result of this evaluation, we wrote-off $3.1 million for slow moving and obsolete inventory in the third quarter of 2009.
6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Years	December 31, 2010	December 31, 2009

Test equipment and tooling	3-5	$2,354	$10,747
Office equipment and fixtures	5-7	4,295	10,187
Leasehold Improvements	1-6	2,868	2,777

Gross Property and Equipment		9,517	23,711
Less accumulated depreciationa and amortization		(7,271)	(20,610)

Net Property and Equipment		$2,246	$3,101

Depreciation expense was $1.2 million in 2010 and 2009, and $1.4 million in 2008.
7. PRODUCT WARRANTY
Activity in the warranty accrual is as follows (in thousands):

	December 31, 2010	December 31, 2009

Balance at the beginning of the year	$504	$926
Accruals for warranties issued during the year	251	894
Settlements during the year	(533)	(1,316)

Balance at the end of the year	$222	$504

8. PENSIONS
We sponsor contributory or noncontributory defined benefit plans for four active European employees and five other pensioners that have left our employment. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater.
As part of a 2007 acquisition, we assumed three defined benefit pension plans: one which related to two employees based in the Netherlands, one which related to four employees based in Belgium and one which related to three employees based in Germany. The Netherlands and Belgian pension plan assets are invested in insurance contracts that are valued based upon the underlying mutual funds and pooled investments and approximates the policies net cash surrender value. As of December 31, 2010 and 2009, the pension plan assets are considered Level 3 investments within the fair value hierarchy. Since our German plan has no plan assets as of December 31, 2010, we would be responsible for the $0.7 million underfunded position of this plan by utilizing cash from our general operating bank accounts.
We use a December 31 measurement date for our pension plans and may have an interim measurement date if significant events occur. Below are details related to pension benefits.

	Pension	Pension
	Benefits	Benefits
(in thousands)	2010	2009

Change in projected benefit obligation:
Projected benefit obligation at January 1,	$1,425	$1,257
Curtailments	(42)	(70)
Service cost	74	80
Interest cost	77	76
Plan participants’ contributions	—	5
Actuarial loss(gains)	(184)	(35)
Effect of foreign currency	(107)	41
Gross benefits paid	(12)	—

Projected benefit obligation at December 31,	$1,231	$1,424

	2010	2009

Change in fair value of plan assets:
Fair value of plan assets at January 1,	$442	$368
Employer contributions	17	24
Plan participants’ contributions	—	5
Actual return on plan assets (net of cost)	22	32
Effect of foreign currency	(33)	12
Gross benefits paid	(12)	—
Fair value of plan assets at December 31,	$436	$441

Unfunded status of plans at December 31,	$795	$983

	2010	2009

Amounts recognized in accumulated other comprehensive income:
Prior service cost	—	—
Actuarial gains	$286	$106

Total	$286	$106

At December 31, 2010 and 2009, the following amounts were recognized in the consolidated balance sheet:

	Pension	Pension
	Benefits	Benefits
(in thousands)	2010	2009

Noncurrent assets	$—	$—
Noncurrent liabilities	795	983

Net amount recognized at December 31,	$795	$983

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2010	2009	2008

Curtailments (gain)/loss	$—	$(6)	$—
Current year actuarial (gain)/loss	$(190)	17	(87)
Amortization of actuarial gain/(loss)	$3	5	—
Foreign currency exchange rate change	$8	(3)

Total recognized in other comprehensive income	$(179)	$13	$(87)
The accumulated benefit obligation for all defined benefit pension plans at December 31, 2010 and 2009 was as follows:

	Pension	Pension
	Benefits	Benefits
(in thousands)	2010	2009

Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$1,231	$1,424
Fair value of plan assets	$436	$441
Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$1,041	$1,126
Fair value of plan assets	$436	$441

Following are the details of the net periodic benefit costs related to the pension plans:

	Pension	Pension
	Benefits	Benefits
(in thousands)	2010	2009

Components of net periodic benefit cost:
Service cost	$74	$80
Interest cost	77	76
Actuarial (gain)	(2)	(4)
Curtailment (gain)	(42)	(65)
Expected return on plan assets	(16)	(15)

Net periodic benefit cost	$91	$72

Employer contributions in 2011 are expected to be less than $20,000. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2011 related to prior service cost and actuarial gains is insignificant.

(in thousands)
Expected benefit payments:
2011 — 2015	$3
2016 — 2020	$248
Assumptions used to determine the benefit obligation at December 31, 2010 and 2009 and net periodic benefit cost for the years ended December 31, 2010 and 2009 are detailed below:

	2010	2009

Weighted-average assumptions used to determine the benefit obligation
Discount rate	5.75%	5.75%
Rate of compensation increase	3.00%	3.00%

	2010	2009
Weighted-average assumptions used to determine the net benefit costs
Discount rate	5.75%	6.00%
Rate of compensation increase	3.00%	3.00%
Expected annual return on plan assets	4.00%	3.80%
The company is currently using a 4.0% assumed rate of return on plan assets. This rate was determined based upon Euro zone government and corporate bond yields of 10 year and 30 year maturities.
9. LICENSE AND ROYALTY FEES
We have entered into several technology license agreements with certain major Digital Loop Carrier vendors and major Operation Support System equipment manufacturers under which we have been granted access to the licensor’s patent technology and the right to manufacture and sell the patent technology in our product line. We are obligated to pay royalty fees, as defined, through the terms of these license agreements. Under these agreements, license and royalty fees are due only upon purchase of the technology or shipment of units; there are no contingent payment provisions in any of these arrangements. The terms of these agreements automatically renew (unless earlier terminated) for periods ranging from one to five years, except for one, which has a perpetual term. Royalty fees of $0.4 million were incurred in both 2010 and 2009 and in 2008 were $0.5 million. and are included in cost of product sales in the accompanying consolidated statements of operations.
10. INCOME TAXES
For financial reporting purposes, income/(loss) before income taxes includes the following components (in thousands):

	2010	2009	2008

U.S.	$2,165	$(36,657)	$(3,154)
Foreign	$2,529	$199	$1,265

Total	$4,694	$(36,458)	$(1,889)

The provision (benefit) for income taxes consisted of the following (in thousands):

	2010	2009	2008

Current:
Federal	$(43)	$(202)	$(16)
Foreign	507	482	777
State	23	15	7

	487	295	768

Deferred:
Federal	(262)	(1,105)	—
Foreign	54	(32)	369
State	(8)	(32)	—

	(216)	(1,169)	369

	$271	$(874)	$1,137

Reconciliation of the federal statutory rate to the effective tax rates are as follows:

	Years Ended December 31,
	2010	2009	2008

Federal statutory tax rate	34%	-34%	-34%
State income taxes	1%	-1%	—
Foreign income taxes	-17%	—	-1%
Valuation allowance	-15%	35%	49%
Tax contingency reserve	3%	1%	5%
Intangible write down	—	-3%	—
Other	-1%	0%	—

	5%	-2%	19%
The current income tax expense recorded for 2010 primarily relates to income tax obligations generated by profitable operations in our foreign jurisdictions. The federal current income tax benefit recorded for 2009 primarily related to a refund of the 2008 net operating loss carryback to tax year 2003. Additionally, the 2010 and 2009 current expense is a result of adjustments to reserves for uncertain tax positions to reflect current requirements under the accounting guidance for income tax uncertainties. The federal and state deferred tax benefit recorded for 2010 is primarily a result of adjustments to the deferred tax valuation allowance. The federal and state deferred tax benefit recorded for 2009 is attributable to the write down of the LoopCare software maintenance intangible asset for book purposes. The write down reduces book basis below tax basis. The foreign deferred tax expense recorded in 2010 and the tax benefit in 2009 relates primarily to temporary differences arising as a result of life differentials between book and tax on intangible and fixed assets. State current tax expense in 2010 and 2009 is primarily attributable to taxes generated in a state which levies obligations based on margin.

The components of and changes in the deferred tax assets and liabilities recorded in the accompanying balance sheets at December 31, 2010 and 2009 were as follows (in thousands):

	December 31, 2010	December 31, 2009
Deferred Tax Assets:
Excess of tax basis over book basis for:
Property and equipment	$10	$295
Goodwill and intangible assets	8,991	10,233
Inventory	1,534	691
Reserves recorded for:
Warranty	46	44
Inventory	1,158	1,649
Allowance for doubtful accounts	554	524
Severance	29	138
Federal net operating loss carryforward	10,840	9,737
State net operating loss carryforward	4,052	4,152
Stock based compensation	726	774
Unrealized foreign exchange	—	453
Pension benefit	48	42
Other	33	31

Gross deferred tax assets	28,021	28,763

Valuation allowance	(27,449)	(28,567)

Deferred tax assets	$572	$196

Deferred Tax Liabilities:
Excess of book basis over tax basis for:
Intangible assets	$(57)	$(78)
Property and equipment	(323)	(154)
Other	(15)	(117)

Total deferred tax liabilities	(395)	(349)

Net deferred taxes	$177	$(153)

Reconciliation to the consolidated balance sheet:
Deferred tax assets current:	$—	$18
Deferred tax assets noncurrent:	191	119
Deferred tax liabilities noncurrent:	(14)	(290)

Net deferred tax liabilities	$177	$(153)

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. Management has evaluated the available positive and negative evidence to estimate if future taxable income will be generated to utilize the existing deferred tax assets. Based on the evaluation, it has been determined that it is more likely than not that the deferred tax assets will not be realized in future periods. As a result, a full valuation has been recorded on the deferred tax assets.
At December 31, 2010, it is our intention to permanently reinvest accumulated earnings of our foreign subsidiaries in those operations. As a result, deferred taxes have not been provided on foreign earnings at December 31, 2010. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries. If our intentions change and such amounts are expected to be repatriated, deferred taxes will be provided.
At December 31, 2010, we had gross federal, state and foreign net operating loss carryforwards of $29.1 million, $46.8 million, and $2.7 million, respectively. We also had an AMT tax credit carryforward of $0.1 million. Our U.S. federal and state income tax net operating loss and tax credit carryforwards expire at various dates through 2031 if not utilized. Our income tax net operating loss carryforwards related to our foreign operations have an indefinite life. We believe that it is more likely than not that the benefit from the federal, state and foreign net operating loss carryforwards will not be realized in future periods. In recognition of this risk, we have provided a full valuation on these net operating loss carryforwards and tax credits. The valuation allowance on the net operating loss carryforwards increased by $1.0 million in 2010
We are subject to periodic audits of our various tax returns by government agencies which could result in possible tax liabilities. Although the outcome of these matters cannot currently be determined, we do not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material adverse effect on our financial statements.

Unrecognized Tax Benefits Tabular Reconciliation (in thousands)

	2010	2009	2008
Beginning balance — January 1,	$738	$489	$272
Additional uncertain tax positions	132	285	244
Reductions due to settlements with taxing authorities	(18)	—	—
Reductions due to expirations of statute of limitations	(27)	(36)	(27)

Ending balance — December 31,	$825	$738	$489

We include interest and penalties related to uncertain tax positions in income tax expense., and at December 31, 2010, 2009 and 2008, our accrual for interest and penalties related to uncertain tax positions was insignificant. Unrecognized tax benefits are included in other tax liabilities on the balance sheet.
We are no longer subject to examination by various U.S. taxing authorities for years before 2007. Our US federal income tax return for the 2007 tax year was recently under audit by the IRS. The audit was concluded in 2010 and no adjustments were made to the tax return. The company was not subject to examinations by foreign jurisdictions prior to 2007.
At this time, we do not expect unrecognized tax benefits to significantly change within the next twelve months. The total amount of the company’s unrecognized tax benefits at December 31, 2010 is $0.8 million, of which all would impact the company’s effective tax rate, if recognized.
11. COMMITMENTS AND CONTINGENCIES
We lease office space and equipment under agreements which are accounted for as operating leases. The office lease for our Cheswick, Pennsylvania facility was extended on September 14, 2009 until March 31, 2011. The lease for our Piscataway, New Jersey office expires on April 30, 2012. We also have office leases in Bracknell, United Kingdom; and Wuppertal, Germany, which expire on December 24, 2012, and January 31, 2012 respectively. We are also involved in various month-to-month leases for research and development and office equipment at all three European locations. In addition, all three of the European office leases include provisions for possible adjustments in annual future rental commitments relating to excess taxes, excess maintenance costs that may occur and increases in rent based on the consumer price index and based on increases in our annual lease commitments, none of these commitments are material.
In October 2010, we signed a seven year lease commitment for a new headquarters facility in Cranberry Twp., Pennsylvania to replace our existing Cheswick facility lease which expires on March 31, 2011. The new lease for 24,402 square feet of office and lab space will commence on March 1, 2011 with annual payments of approximately $0.4 million. We also have a commitment for approximately $0.9 million of leasehold improvements and other costs related to this facility that will be paid in the first quarter of 2011.
Future minimum lease payment under operating leases having initial or remaining non-cancellable lease terms in excess of one year are as follows (in thousands):

At December 31, 2010
2011	$813
2012	671
2013	612
2014	422
2015	396
Thereafter	916

$3,830

Our lease expense was $0.8 million in 2010, $1.0 million in 2009 and $1.2 million in 2008.
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

12. MAJOR CUSTOMERS, REVENUE CONCENTRATION AND DEPENDENCE ON CERTAIN SUPPLIERS
The following table represents our total sales by major product lines as well as the % of their sales on total revenue

	2010		2009		2008
System Test Products	$11,771	26%	$14,118	31%	$18,061	37%
MCU	6,658	15%	5,694	13%	8,936	18%
Other	638	1%	124	0%	—	0%

Total Products	19,067	42%	19,936	44%	26,997	55%

Managed Services	7,030	15%	5,078	11%	—	0%
Other Services	19,549	43%	19,927	44%	22,055	45%

Total Services	26,579	58%	25,005	56%	22,055	45%

Total Revenue	$45,646	100%	$44,941	100%	$49,052	100%

As of December 31, 2010, we had approximately $3.0 million of accounts receivable with two customers, each of which individually exceeded 10% of our December 2010 receivable balances. As of December 31, 2009, we had approximately $5.4 million of accounts receivable with five customers, each of which individually exceeded 10% of our December 31, 2009 receivable balances.
The following table represents sales to our customers that individually exceeded 10% of our net sales:

	December 31, 2010		December 31, 2009		December 31, 2008
Company A	$10,359	23%	$10,262	23%	$13,436	27%
Company B	7,034	15%	5,254	12%	—	0%
Company C	5,441	12%	4,534	10%	3,796	8%
Company D	2,014	4%	3,118	7%	7,448	15%
Company E	1,144	3%	4,523	10%	4,554	9%

Total	$25,992		$27,691		$29,234

Our sales are primarily in the following geographic areas: Domestic (United States); the Americas (excluding the United States); Europe and Africa; and Asia. The following table represents sales to our customers based on these geographic locations:

	December 31, 2010		December 31, 2009		December 31, 2008
Region :
Europe/Africa	$15,569	34%	$12,479	28%	$18,029	37%
Americas	2,044	5%	3,408	8%	2,390	5%
Asia	1,436	3%	1,079	2%	828	1%

Total International	19,049	42%	16,966	38%	21,247	43%
Total Domestic	26,597	58%	27,975	62%	27,805	57%

Total Revenue	$45,646	100%	$44,941	100%	$49,052	100%

We utilize two key contract manufactures to perform a majority of the circuit board assembly and in-circuit testing work on our telecommunication products. We paid each of these two contract manufacturers $3.6 million and $0.2 million in 2010, $2.6 million and $0.3 million in 2009 and $3.4 million and $0.4 million in 2008, respectively.
13. SHORT-TERM INVESTMENTS
The estimated fair values of our financial instruments, which are classified as Level 1, are as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$72,194	$72,194	$66,046	$66,046
Short-term investments	$3	$3	$3	$3

The fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
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
As of December 31, 2010, 2009 and 2008, 1,113,030, 1,682,327, and 1,840,760 of equivalent shares, respectively, were anti-dilutive. Basic earnings per share are calculated on the actual number of weighted average common shares outstanding for the period, while diluted earnings per share must include the effect of any dilutive securities
     Earnings per share are as follows (in thousands except per share information):

	December 31, 2010	December 31, 2009	December 31, 2008

Net Income/(Loss)	$4,423	$(36,205)	$(7,115)

Weighted average common shares outstanding	12,736	12,683	13,102
Effect of dilutive securities — stock options	424	—	—

	13,160	12,683	13,102

Income/(Loss) per common share:
Basic	$0.35	$(2.85)	$(0.54)

Diluted	$0.34	$(2.85)	$(0.54)

Income/(Loss) per common share from continuing operations:
Basic	$0.35	$(2.83)	$(0.23)

Diluted	$0.34	$(2.83)	$(0.23)

Loss per common share from discontinued operations:
Basic	$—	$(0.02)	$(0.31)

Diluted	$—	$(0.02)	$(0.31)

15. EMPLOYEE DEFINED CONTRIBUTION PLANS
We offer our employees a 401(k) benefit plan. Eligible employees, as defined in the plan, may contribute up to 20% of eligible compensation, not to exceed the statutory limit. We do not make matching contributions to the plan. We also offer a group personnel pension plan to employees of our United Kingdom subsidiary. Eligible employees, as defined in the plan, may contribute up to 100% of eligible compensation, not to exceed the statutory limit. For this plan, we make matching contributions of up to 6% of eligible compensation. Our expense related to the Plan totaled less than $0.1 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.
16. SEVERANCE EXPENSE
During the first quarter of 2010, we accelerated our efforts to reduce our operating expenses in order to help position ourselves to achieve stronger profitability levels in the future. As such, we eliminated 48 positions across all functional levels of the organization in an effort to reduce our overall cost structure. The total severance charge associated with these actions was approximately $1.7 million of which approximately $0.5 million was recorded as cost of sales expense and $1.2 million was recorded as an operating expense. During the second quarter of 2010, we incurred a severance charge of $0.9 million related to the departure of our former Chief Executive Officer. This expense was recorded as an operating expense. In relation to these actions due to changes in certain circumstances related to our planned actions, we recorded certain positive adjustments to our severance accruals in both the second quarter and third quarters of 2010 in the amounts of $0.3 million and $0.2 million, respectively. We do not anticipate any further adjustment related to our workforce reduction or for the departure of our former chief executive officer and the majority of the cash payments related to these actions was made during the second quarter of 2010. All cash payments related to these actions were paid in 2010 an no further expense is expected.
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

17. QUARTERLY FINANCIAL DATA (Unaudited)
The following tables present unaudited quarterly operating results for each of our last eight fiscal quarters. This information has been prepared by us on a basis consistent with our audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair statement of the data. Such quarterly results are not necessarily indicative of the future results of operations. We reported our quarterly results for the first three interim periods of 2010 based on fiscal quarters ending March 31, 2010, June 30, 2010 and September 30, 2010 and for the fourth interim period ended on December 31, 2010. We reported our quarterly results for the first three interim periods of 2009 based on fiscal quarters ending March 28, 2009, June 27, 2009 and September 26, 2009 and for the fourth interim period ended December 31, 2009. For comparative purposes, we have evaluated the slight day changes between last years quarterly end dates and the new quarter end dates we used for 2010 and found no material differences in revenue, cost of sales, operating expenses, assets, liabilities and equity that would have impacted our quarter financial statement presentations.

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Revenue	$11,167	$11,500	$11,056	$11,923
Gross profit	6,492	7,026	7,040	7,322

Net (Loss)/Income	$(1,663)	$1,227	$2,493	$2,366

(Loss)/Earnings Per Share Information
Weighted average shares
Basic	12,656	12,649	12,723	12,851
Diluted	12,656	12,815	13,167	13,594
Basic	$(0.13)	$0.10	$0.20	$0.18
Diluted	$(0.13)	$0.10	$0.19	$0.17

	March 28, 2009	June 27, 2009	September 26, 2009	December 31, 2009

Revenue	$10,317	$10,643	$11,326	$12,655
Gross profit	5,284	5,197	2,230	(20,300)

Net Loss	$(1,223)	$(1,509)	$(7,082)	$(26,391)

(Loss) Per Share Information
Weighted average shares
Basic	12,679	12,681	12,682	12,690
Diluted	12,679	12,681	12,682	12,690
Basic	$(0.09)	$(0.12)	$(0.56)	$(2.08)
Diluted	$(0.09)	$(0.12)	$(0.56)	$(2.08)
18. SUBSEQUENT EVENTS
On February 21, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Talon Holdings, Inc., a Delaware corporation (“Parent”), and Talon Merger Sub, Inc., a Pennsylvania corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent is owned by investment funds managed by Golden Gate Capital, a San Francisco based private equity firm. At the effective time of the Merger, all of the shares of our outstanding common stock (other than shares held by us, Parent or Merger Sub) would be acquired by Parent for $10.10 per share in cash. The Merger Agreement was unanimously approved by our board of directors. Consummation of the Merger is subject to customary conditions, including without limitation (i) the approval by the holders of at least a majority of the votes cast by the outstanding shares of our common stock entitled to vote on the Merger, (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law or order restraining, enjoining or prohibiting the Merger, (iv) the absence of any pending litigation challenging the Merger, and (v) the absence of a material adverse effect on the Company. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including without limitation (x) the accuracy of the other party’s representations and warranties and (y) the other party’s compliance with its covenants and agreements contained in the Merger Agreement. We expect the Merger to close during the second quarter of 2011.
We have subsequently been named as a defendant in two actions related to the Merger, which were filed on February 24 and March 1, 2011, respectively, in the Allegheny County Court of Common Pleas, as described in Part I, Item 3, “Legal Proceedings.”.

SCHEDULE II
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

Col. A	Col. B	Col C.		Col. D	Col. E
	Balance at	Additions			Balance at
	Beginning	Charged to	Charged to		End
	of Year	Expense	Other Accounts	Deductions	of Year

Allowance for doubtful accounts:
Year ended December 31, 2010	$1,496	259	—	(172)	$1,583
Year ended December 31, 2009	$222	1,274	—	—	$1,496
Year ended December 31, 2008	$309	100	—	(187)	$222

Warranty reserve:
Year ended December 31, 2010	$504	251	—	(533)	$222
Year ended December 31, 2009	$926	894	—	(1,316)	$504
Year ended December 31, 2008	$1,148	1,682	—	(1,904)	$926

Valuation allowance on net deferred tax assets:
Year ended December 31, 2010	$28,567	—	(1,118)	—	$27,449
Year ended December 31, 2009	$15,848	—	12,719	—	$28,567
Year ended December 31, 2008	$12,655	123	3,070	—	$15,848

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Evaluation of Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information.
The employment of our former Vice President of Operations, who was a named executive officer in our most recent proxy statement, was voluntarily terminated on December 27, 2010.
On February 1, 2011, the Company established the 2011 commission program for our Vice President, Global Sales and Services, who is a named executive officer. Under the program, Mr. King will be eligible to receive commission compensation at a rate which is equal to a percentage of the Company’s 2011 revenue. At the “base rate,” Mr. King will be paid commission at the rate of 0.2% in addition to his base salary of $234,840. If the Company achieves its revenue plan established for 2011 (the “2011 Revenue Plan”), retroactive to January 1, 2011, Mr. King will be eligible to receive straight commission (in lieu of and not in addition to his base salary) at the “plan rate” of 0.95%, and for any portion of the Company’s 2011 revenue which exceeds the 2011 Revenue Plan, at the “over plan” rate of 3.0%. Once the Company’s 2011 Revenue Plan is achieved, Mr. King’s 2011 compensation will be recalculated in accordance with the appropriate commission rates retroactive to January 1, 2011, and amounts previously paid to him in the form of base salary and at the base commission rate will be credited toward the recalculated amount. In the event that the Company does not achieve its 2011 Revenue Plan, Mr. King will receive as compensation his base salary and commission earned at the base rate.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Set forth below is a brief biography of each of our non-employee directors, which includes in each case the particular experience, qualifications attributes and/or skills that contributed to the Board’s conclusion that such individual should serve as a director. A biography of Mr. Kennedy, our Chairman, CEO and President, appears above in Part I, Item 1, under the heading, “Executive Officers of the Company.”
     Scott C. Chandler, age 49, has served on our Board of Directors since August 2009. Mr. Chandler currently serves as Managing Partner of Franklin Court Partners, LLC (“FCP”), a private company that provides strategic advisory services, merger and acquisition advisory services and private equity and debt for growth companies in the technology and broadband communications sectors. Prior to founding FCP in 2002, from 1998 to 2001 Mr. Chandler served as Chief Financial Officer (1998 — 2000) and Senior Vice President (2000 — 2001) for RHYTHMS NetConnections, Inc. (“Rhythms”), a leading provider of broadband services utilizing digital subscriber line technology. From 1996 to 1998, Mr. Chandler served as President and Chief Executive Officer of C-COR, a leading supplier of broadband telecommunications equipment. In addition to serving on Tollgrade’s Board, since 2004, Mr. Chandler has served as a director of Cimetrix Inc., where he is also Chairman of the Audit Committee of the Board of Directors, and has served as a director of Disaboom, Inc. since 2009, also serving as Audit Committee Chairman. Mr. Chandler also serves as a director for certain privately held companies. Previously, Mr. Chandler served as a director for Paradyne Networks, Inc. from 2003 until 2007, as well as for several privately held companies. Mr. Chandler holds a Master of Business Administration degree from the Wharton School of Business at the University of Pennsylvania, and a Bachelor of Arts degree from Whitworth University. Mr. Chandler brings an insight to the Board based on significant operational and financial experience at companies in the telecommunications industry, coupled with the perspective of a strategic advisor to companies in areas related to our business. Mr. Chandler’s experience also qualifies him to serve as a financial expert on the Audit Committee of our Board of Directors.
     Richard H. Heibel, M.D., age 64, has served on our Board of Directors since January 1996, and is one of the original founding investors in Tollgrade. Dr. Heibel currently serves as Professor of Internal Medicine at Lake Erie College of Osteopathic Medicine of Bradenton, a medical school, since July 2004. In addition to his service on Tollgrade’s Board, Dr. Heibel has been a board member of ChemDAQ Inc. since May 2006. Additionally, Dr. Heibel has served as an officer and director of HRISD, a privately held company since 2000. Formerly, Dr. Heibel was a practicing, Board-certified cardiologist with the firm Consultants in Cardiology. Throughout the course of Dr. Heibel’s career, he has served on the boards of directors of multiple start-up companies. Dr. Heibel holds an M.D. from the University of Pittsburgh and a Bachelor of Arts degree from Gannon College. Dr. Heibel brings to the Board a perspective based on his membership on the Board since 1996, and his knowledge of our company dating back to its original formation, during which time he has acquired significant experience and understanding of the operations and issues confronting our business.
     Charles E. Hoffman, age 62, has served on our Board since July 2009. Previously, from June 2001 until his retirement in April 2008, Mr. Hoffman served as the President, Chief Executive Officer and a director of Covad Communications Group, Inc., a nationwide provider of integrated voice and data communications. From January 1998 to June 2001, Mr. Hoffman served as President and Chief Executive Officer of Rogers Wireless, Inc., a Canadian communications and media company. Since June 2006, Mr. Hoffman has served as a director of Synchronoss Technologies Inc., a provider of on-demand transaction management solutions to the communication service provider market, in addition, Mr. Hoffman has served on the board of directors of Softlayer Holdings, Inc., a private company, since November 2010 following its merger with The Planet, where he had served as director since June 2006. From January 2005 until April 2010, Mr. Hoffman served as a director of Chordiant Software, Incorporated, a provider of customer experience software and services. Mr. Hoffman holds a Master of Business Administration degree and a Bachelor of Science degree from the University of Missouri at St. Louis. Mr. Hoffman’s more than thirty years of global executive experience in the telecommunications and broadband industries bring to the Board a deep knowledge and breadth of experience in our markets and in the needs of our customers. In addition, Mr. Hoffman brings to the Board valuable board and compensation committee leadership experience and knowledge and understanding of corporate governance issues affecting public companies.
     Robert W. Kampmeinert, age 67, has served on our Board of Directors since January 1996, and served as our Lead Independent Director from May 2009 to March 2010. From July 2005 until December 2009, Mr. Kampmeinert served as Chairman and Executive Vice President of Janney Montgomery Scott LLC, an investment firm, where he currently serves as Senior Advisor. Previously, Mr. Kampmeinert served as Chairman, President and Chief Executive Officer of the investment firm, Parker/Hunter Incorporated. In addition to serving on Tollgrade’s Board, Mr. Kampmeinert serves on the board of directors of Industrial Scientific Corporation, a privately held company. Mr. Kampmeinert holds a Master of Business Administration degree from Harvard University and a Bachelor of Science degree in economics from Lehigh University. Having served as the president and chief executive officer of an investment firm for twenty years, Mr. Kampmeinert brings to the Board valuable executive leadership experience, a wealth of knowledge of organizational and operational management, and an in-depth understanding of investment banking and financial markets.

     Edward B. Meyercord, III, age 45, has served on our Board of Directors since August 2009. Mr. Meyercord is currently the Chief Executive Officer and Director of Critical Alert Systems LLC, a private company that provides wireless communications services, where he has served since July 2010. Prior to Critical Alert Systems, he was the founder and President of Council Rock Advisors LLC, a private company that provides advisory, capital-raising and management consulting services. In addition, since October 2009, Mr. Meyercord has served as a director of Extreme Networks, Inc., a publicly traded company that provides converged Ethernet network infrastructure that support data, voice and video for enterprises and service providers, and was named Chairman of the Extreme Networks board in March 2011. From December 2006 until January 2009, Mr. Meyercord served as Chief Executive Officer and President and as a director of Cavalier Telephone & TV, a privately held voice and data services provider based in Richmond, Virginia. From January 2004, until its sale to Cavalier in December 2006, Mr. Meyercord served as Chief Executive Officer and President and as a director of Talk America, Inc., a publicly traded company that provided phone and internet services to consumers and small businesses. He served as President and a director of Talk America from 2001 until 2003 and as its Chief Financial Officer and Chief Operating Officer from 2000 until 2001. Mr. Meyercord joined Talk America in September of 1996 as the Executive Vice President, Marketing and Corporate Development. Prior to joining TalkAmerica, Mr. Meyercord was a Vice President in the Global Telecommunications Corporate Finance Group at Salomon Brothers, Inc., based in New York. Prior to Salomon Brothers, Mr. Meyercord worked in the corporate finance department at PaineWebber Incorporated. Mr. Meyercord holds a Master of Business Administration degree from the Stern School of Business at New York University and a Bachelor of Arts degree in economics from Trinity College. Mr. Meyercord brings to the Board perspective of an executive with experience on the service provider side of the telecommunications industry and can offer the Board guidance on the issues confronting our customers. Mr. Meyercord’s experience also qualifies him to serve as a financial expert on the Audit Committee.
     Jeffrey M. Solomon, age 44, has served on our Board of Directors since August 2009. Currently, Mr. Solomon is the Chief Operating Officer and Head of the Investment Banking of Cowen Group, Inc., a diversified financial services company, where he oversees the company’s investment bank and investment strategy. Prior to the combination of Ramius LLC and Cowen Group in November 2009, Mr. Solomon served as a Managing Member of Ramius and a member of Ramius’ Executive Committee and Management Board, where he was jointly responsible for overseeing Ramius’ multi-strategy and single strategy investment platforms, and prior thereto was responsible for managing a number of specific investment portfolios at Ramius, as well as for overseeing Ramius’ technology, operations and finance functions. Mr. Solomon joined Ramius when it was founded in 1994. From 1991 to 1994, Mr. Solomon was at Republic New York Securities Corporation, the brokerage affiliate of Republic National Bank (now part of the HSBC Group). Prior to joining Republic, Mr. Solomon was in the Mergers and Acquisitions Group at Shearson Lehman Brothers. Mr. Solomon was also part of the internal corporate finance team at Shearson Lehman Brothers that worked closely with senior management in evaluating the company’s operations, capital usage and investment strategies, including the acquisition and disposition of corporate assets. Currently, Mr. Solomon serves on the Board of Directors of Hale & Hearty Soups, a New York based restaurant chain, and NuGo Nutrition, the manufacturer of NuGo Nutrition Bars. Mr. Solomon holds a Bachelor of Arts degree in economics from the University of Pennsylvania. As a representative of our largest shareholder, Mr. Solomon offers the Board key insights and perspectives from our shareholders’ point of view. In addition, Mr. Solomon’s financial and investment experience provide the Board with expertise and insight into the issues confronting our business and our industry.
Other Information
     SEC regulations require us to describe certain legal proceedings which occurred during the past ten years, including bankruptcy and insolvency filings involving companies of which a director previously served as an executive officer. Mr. Chandler served as an executive officer of Rhythms until September 2001. In August 2001, Rhythms voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Board of Directors does not believe that this proceeding is material to an evaluation of Mr. Chandler’s ability to serve as a Director.
Executive Officers
     Information related to our executive officers is included in Part I, Item 1, under the caption “Executive Officers of the Company.”
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent of our common stock (collectively, the “Section 16 Persons”) to file with the SEC and Nasdaq initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. Based solely upon our review of the copies of such forms we have received, or written representations from certain Section 16 Persons that no Section 16(a) reports were required for such persons, we believe that for our year ended December 31, 2010, the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them, except that Forms 4 were filed late for (a) the exercise by David Blakeney, a named executive officer, of stock options on May 20, 2010, and (b) the June 17, 2010 grant of options to David Blakeney, Edward Kennedy, Robert King, Mark Lang, Joseph O’Brien, Jennifer Reinke, and Ken Shebek.

Code of Ethics; Code of Business Conduct
     The Board has adopted a Code of Ethics for Senior Executives and Financial Officers (the “Code of Ethics”), which is applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other senior executive or financial officers performing similar functions. In addition, all directors and employees, including those subject to the Code of Ethics, are subject to our Code of Business Conduct and Ethics (the “Code of Business Conduct”), which covers issues generally applicable to all of our employees, such as conducting business honestly and ethically, avoiding conflicts of interest, complying with all laws, prohibiting insider trading and loans to our executive officers and directors, and protecting our confidential information. The Code of Ethics and the Code of Business Conduct are each a “code of ethics” within the meaning of Item 406 of the Securities and Exchange Commission’s (“SEC”) Regulation S-K. Copies of the Code of Ethics and the Code of Business Conduct are available on our website at www.tollgrade.com.
Audit Committee
     Our Board of Directors has a standing Audit Committee. The Audit Committee’s responsibilities include appointing an independent registered public accounting firm to audit our financial statements, reviewing and approving the results of the audit, reviewing the scope, adequacy and results of our internal control procedures, reviewing our quarterly and annual financial statements and reviewing and approving any non-audit services to be provided by our independent registered public accounting firm.
     The Audit Committee is comprised of Messrs. Hoffman (Chairman), Chandler and Meyercord. Each member of the Audit Committee has been determined by the Board of Directors to be “independent” as that term is defined by both Rule 10A-3 under the Exchange Act and the Nasdaq listing standards. In addition, the Board has determined that each of Mr. Chandler and Mr. Meyercord is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
     The Compensation Committee of the Board of Directors establishes and regularly reviews our compensation philosophy, strategy and objectives, and oversees the compensation programs in place for our executive management. This Compensation Discussion and Analysis describes our compensation programs during 2010 for those executive officers and former executive officers identified in the summary compensation table below. In particular, our “named executive officers” include (i) Edward H. Kennedy, our Chief Executive Officer and President, (ii) Michael D. Bornak, our Chief Financial Officer and Treasurer, and (iii) our three most highly compensated executive officers other than our CEO and CFO who were serving as of the end of our last completed fiscal year, namely, David L. Blakeney, our VP, Research and Development, Robert H. King, our VP, Global Sales and Services, and Gregory M. Nulty, our VP, Marketing and Business Development. In addition, disclosure is being provided for Joseph A. Ferrara, our former CEO, who served in that capacity for a portion of 2010.
Compensation Objectives and Philosophy
     Our compensation for named executive officers is generally designed to attract and retain executive officers of outstanding ability, to motivate the Company’s executive management to achieve the Company’s business objectives and to align the interests of the Company’s executive management with the long-term interests of our shareholders.
Setting Executive Compensation
     Pursuant to its charter, the Compensation Committee is responsible for reviewing our executive compensation programs to ensure that they are consistent with our compensation objectives and philosophy, to review trends in management compensation, to oversee the development of new compensation plans and, when necessary, to approve the revision of existing plans. In addition, the Compensation Committee is responsible for reviewing the performance and approving the annual compensation, including salary, incentive bonus, and equity compensation, for executive officers. To help achieve the goal of motivating executive management to achieve our business objectives, and in order to establish a meaningful link between compensation and achievement of corporate performance, the Compensation Committee generally establishes the executive compensation program for the upcoming fiscal year at the substantially the same time as our overall operating plan is set.

     To assist the Compensation Committee in its annual review of executive compensation, the Company’s senior management prepares a tally sheet for each of our named executive officers for review by the Committee. Each tally sheet lists all elements of the executive’s compensation, including possible payouts in connection with a termination of employment, whether in connection with a change-in-control or otherwise. These tally sheets allow the Compensation Committee to consider the entire compensation package of each executive prior to making further compensation decisions.
Use of Compensation Consultants and Peer Group Company Data
     The Compensation Committee has used third party compensation consultants from time to time as a resource to assist the Committee in discharging its responsibilities. In recent years, the Compensation Committee has engaged the services of Towers Watson (or its predecessor, Towers Perrin) (“Towers”).
     In August and December 2008, at the direction of the Compensation Committee, management asked Towers to review our program for providing change in control benefits to members of senior management, including the program’s eligibility factors, and the terms of the benefits provided. Both management and the Committee sought to evaluate and redefine the program to reduce costs and to more closely align with then-current market practices. Towers based its analysis on its experience and understanding of the market, rather than on specific benefit programs provided by peer group or other competitor companies.
     More recently, in October 2009, Towers assisted the Compensation Committee in identifying an appropriate peer group for benchmarking executive compensation in order to assist the Committee in making executive compensation decisions for 2010. Ultimately, the Committee selected the following twenty companies, which were found to be comparable to the Company in both size and industry: Westell Technologies Inc., Acme Packet Inc., Zhone Technologies Inc., LeCroy Corp., Communications Systems Inc., Echelon Corp., Comverge Inc., Network Equipment Technologies Inc., Optical Cable Corp., Sunrise Telecom Inc., Numerex Corp., Frequency Electronics Inc., Telular Corp., ADDvantage Technologies Group Inc., Micronetics Inc., Alliance Fiber Optic Products Inc., Aware Inc., MOCON Inc., Image Sensing Systems Inc., and CyberOptics Corp. Following identification of the peer group, Towers gathered market data about the base salaries, bonuses and equity compensation provided by these companies, presenting data at the 25th and 75th percentiles, and at the median. The Compensation Committee believes that this data is a helpful reference point in assessing the competitiveness of executive officer compensation, and this data is among the factors considered by the Committee in establishing executive compensation, consistent with our overall compensation philosophy. In January 2010, at the request of the Compensation Committee, Towers benchmarked the compensation of our then-current named executive officers against this peer group (the “2010 Compensation Report”).
     In each of the above-described instances, Towers was engaged by management at the direction of the Compensation Committee. In addition to the services described above, Towers also provided certain actuarial services for the Company during 2010, for which we paid less than $120,000 in fees.
Tax Considerations
     Section 162(m) of Internal Revenue Code (the “Code”) disallows any federal income tax deductions for a company for compensation paid to its named executive officers in excess of $1 million each in any taxable year, with certain exceptions, including for compensation paid pursuant to shareholder-approved, performance-based compensation plans. Our 2006 Long-Term Incentive Compensation Plan, as amended and restated (our “Equity Compensation Plan”), is structured to permit grants of stock options and certain other awards to be eligible for this performance-based exception. As such, compensation expense upon exercise of the options or receipt and/or vesting of the awards is deductible by the Company. Bonus payments made under our Management Incentive Compensation Plan (“MICP”) are not eligible for the performance-based exception, since the MICP has not been approved by our shareholders. The Compensation Committee intends to continue to take whatever actions are necessary to minimize our non-deductible compensation expense, while at the same time maintaining flexibility in determining our executive compensation. Currently, none of the named executive officers’ overall compensation approaches levels that would affect our non-deductible compensation expense under Section 162(m).
     We generally consider and seek to minimize the impact of Section 409A of the Code and the regulations promulgated under Section 409A. Under Section 409A, unless a “nonqualified deferred compensation plan” complies with rules relating to the timing of deferrals and distributions, all deferred amounts become immediately taxable and there is an additional 20% penalty tax, to the extent the compensation is not subject to a “substantial risk of forfeiture” and has not previously been included in gross income. Our bonus and equity compensation plans (including the MICP and our Equity Compensation Plan) were each amended in December 2007 to exclude them from the effects of Section 409A of the Code, and our subsequently executed agreements with executives were drafted to minimize the impact of Section 409A of the Code. During December 2010, we amended the severance agreements in place with our executive officers consistent with IRS guidance issued in 2010 in a further attempt to minimize the effects of Section 409A.

Components of Named Executive Officer Compensation
     Our compensation program for executives principally consists of the following elements: base salary, incentive bonus program (or a commission program, in the case of our top sales executive), long-term equity compensation, traditionally provided in the form of stock options or restricted stock, executive level severance benefits, an additional long-term disability policy, and benefits generally available to all employees. In addition, certain of our executives have change in control benefits. Each component of compensation is evaluated by the Compensation Committee based on the factors described below.
Base Salary
     A fixed base salary is paid to executive officers, including the named executive officers, at a level designed to enable us to attract, motivate and retain qualified executives. Base salaries for our named executive officers are determined on the basis of the following factors: scope of responsibilities, experience, skill level, personal performance, and competitiveness, which is assessed based on market data provided by our third party compensation consultants. No particular weight is assigned to any one factor, as the Committee will consider these factors as a whole in reviewing and setting executive compensation as it deems appropriate and necessary to support our overall business objectives. Base salaries of named executive officers generally are considered by the Compensation Committee annually as part of our performance review process, as well as in connection with a promotion or other change of position or level of responsibility and in connection with hiring. Any increases in the salaries of our named executive officers other than the CEO are recommended by the CEO to the Compensation Committee. Any increases to the base salaries of the named executive officers are based on a review and assessment of the individual’s performance (conducted by the CEO for all other named executive officers, and by the independent directors of the Board for the CEO), Company performance and affordability, and on competitive market factors. None of our named executive officers received merit or other pay increases during 2010. In making compensation decisions for 2010, the Compensation Committee considered the 2010 Compensation Report prepared by Towers, and found base salaries to be appropriate in light of competitive and general economic conditions, as well as in context of total executive compensation. The Committee determined on that basis, consistent with management’s recommendation, not to provide for any increases to named executive officers’ base salaries for 2010.
     For 2011, the Compensation Committee has determined to increase named executive officer base salaries by three percent (3%). The increase for 2011 was made in recognition of the Company’s improved financial performance during 2010, the expected annual savings that the Company would realize in connection with the relocation of its headquarters in 2011, and the fact that employees generally had not received annual salary increases since January 2008.
CEO Base Salary
     Mr. Kennedy’s base salary was set by the Compensation Committee at the time of his appointment as CEO and President in June 2010. Mr. Kennedy’s salary was set at an amount considered to be consistent with the base salary of the former chief executive officer and was confirmed in an employment agreement with Mr. Kennedy, which was executed in September 2010. Mr. Kennedy’s agreement provides that his salary will be subject to increases or decreases from time to time as determined by the Compensation Committee, based on an assessment of his performance as determined by our independent directors. Mr. Kennedy’s agreement provides for mandatory annual increases based on the average percentage increase in base salary, if any, of the CEO and his direct reports for the prior two full calendar years.
Bonus and Non-Equity Incentive Plan Compensation
     The Company has in place a Management Incentive Compensation Plan (the “MICP”), which provides for the payment of cash incentive compensation bonuses to participants in the plan for achievement of performance criteria. The Compensation Committee is charged with administering the MICP and for establishing the performance criteria applicable to each award year. Performance criteria are generally established for each award year at the same time that the Company’s operating plan for the year is set, which the Compensation Committee believes is helpful in establishing a meaningful link between compensation and achievement of the Company’s performance objectives. In addition, as the administrator of the MICP, the Compensation Committee is permitted to grant bonuses under the plan from time to time in its sole discretion based on such criteria as it determines. The stated objectives of the MICP are as follows:
•	to increase profitability and growth in a manner that is consistent with the goals of the Company, its shareholders and its employees;

•	to provide the potential for executive compensation that is competitive with other similarly situated technology companies in our peer group;

•	to attract and retain personnel of outstanding ability and encourage excellence in the performance of individual responsibilities;

•	to motivate and reward those members of management who contribute to our success; and

•	to allow the Compensation Committee flexibility to administer the MICP to reflect the changing organizational goals and objectives of the Company.
     With the exception of Mr. King, who as the executive leader of our sales team participates in a separate, commission-based program, each of our named executive officers was a participant in the MICP during 2010.
     The participation percentages for participants in the MICP and the initial performance criteria to be applied for the 2010 award year (the “2010 Bonus Plan”) were approved by the Compensation Committee in February 2010. Participation percentages for Messrs. Kennedy and Nulty, who were hired after February 2010, were approved by the Compensation Committee at the time of their employment. For each of our named executive officers entitled to participate in the 2010 Bonus Plan, the target cash bonus amount (the “Target Bonus Amount”) was calculated based on a percentage of their respective base salaries (the “participation percentage”). The participation percentage for Mr. Kennedy is 45%, the participation percentage for Messrs. Bornak and Nulty is 35%, and the participation percentage for Mr. Blakeney is 25%. Mr. Ferrara’s participation percentage was established at 45%, however, since his employment terminated during the plan year, he did not receive any payments under the 2010 Bonus Plan. In establishing the participation percentages for our named executive officers, the Compensation Committee considered the benchmark data included in the 2010 Compensation Report, as well as the total compensation of each named executive officer.
     The payment of bonuses, and the amount of any bonuses paid, under the 2010 Bonus Plan was made subject to the satisfaction of performance thresholds associated with Adjusted EBITDA (defined as earnings before interest, taxes, depreciation and amortization, adjusted to exclude the effects of any proposed or completed merger and acquisition activities, and any severance or restructuring charges), revenue, and individual performance objectives for 2010 (“Performance Thresholds”). The 2010 Bonus Plan identifies three levels of Performance Thresholds for each of Adjusted EBITDA and revenue, with the medium threshold representing performance consistent with the Company’s operating plan for 2010. The Performance Thresholds were initially established in February 2010, and the Performance Thresholds for Adjusted EBITDA were later increased following reorganization activities in connection with which the Company’s Adjusted EBITDA objectives were increased. The Compensation Committee increased the Adjusted EBITDA Performance Thresholds under the 2010 Bonus Plan in an effort to ensure that the 2010 Bonus Plan remain in line with the Company’s overall performance objectives.
     As originally approved and as later adjusted, seventy percent (70%) of the bonus amount paid to each participant under the 2010 Bonus Plan was made subject to satisfaction of the thresholds established for Adjusted EBITDA, ten percent (10%) of the bonus amount paid was made subject to satisfaction of the thresholds established for revenue, and the remaining twenty percent (20%) of the bonus amount paid was made subject to satisfaction of individual performance objectives consistent with the Company’s strategic objectives. The Committee established these performance measures and assigned these allocation percentages consistent with our objectives of restoring the Company to profitability during 2010 and driving revenue through new product success and near term opportunities, and to incentivize those in the best position to affect our overall performance to meet their individual objectives, which are linked to initiatives that we believe will position the Company for both near-term and long-term success. The individual performance objectives for our CEO were established by our Board of Directors and for each other named executive officer participating in the 2010 Plan have been established by our CEO. In any event, the 2010 Bonus Plan provided that no bonuses will be paid unless at least the lowest Performance Threshold for Adjusted EBITDA were met.
     Amounts paid under the 2010 Bonus Plan were to be scaled based on actual Company performance, as provided below. In particular, for achievement of the low thresholds, participants would receive 50% of the applicable Target Bonus Amount. For achievement of the medium (operating plan) Performance Thresholds, our named executive officers would earn only 60% of the Target Bonus Amount for achievement of the medium (operating plan) thresholds, while non-executive participants would be paid 100% of the Target Bonus Amount. On the other hand, for achievement of the high Performance Thresholds, executive officers would earn 200% of Target Bonus Amounts. This scale was determined by the Compensation Committee in order to closely align executive compensation with Company performance, and to meaningfully incentivize executive management to exceed the Company’s operating plan.
     The table below provides the participation percentages of those of our named executive officers who were entitled to participate in the 2010 Bonus Plan, and the full amounts that each of them would be entitled to receive under the 2010 Bonus Plan under each of three scenarios which assume that (I) the low threshold is met for both Adjusted EBITDA and revenue, (II) the medium threshold is met for both Adjusted EBITDA and revenue and (III) the high threshold is met for both Adjusted EBITDA and revenue, and that in each case individual performance objectives are fully satisfied. To receive payment under the 2010 Bonus Plan, an executive was required to have remained employed by the Company at the time of payment.

				(I) Low	(II) Medium
	Salary Percentage			Threshold	Threshold	(III) High Threshold
	for computing	2010 Salary	Target Bonus Amount	Bonus Amounts	Bonus Amounts	Bonus Amounts
Name	Target Bonus Amount	($)	($)	Achieved ($)	Achieved ($)	Achieved ($)
Edward H. Kennedy	45%	350,000	157,500	78,750	94,500	315,000
Joseph A. Ferrara*	45%	350,000	157,500	78,750	94,500	315,000
Michael D. Bornak	35%	250,000	87,500	43,750	52,500	175,000
Gregory M. Nulty	35%	240,000	84,000	42,000	50,400	168,000
David L. Blakeney	25%	200,018	50,005	25,003	30,003	100,010
Kenneth J. Shebek*	25%	200,018	50,005	25,003	30,003	100,010

*	Employment terminated during 2010, and therefore ineligible for all or part of the MICP award as described below.
     In May 2010, at the recommendation of management and with the objective of maintaining and enhancing employee morale, the Compensation Committee approved the payment of the “low threshold” bonus amounts as soon as they were achieved during 2010, with any remaining bonus amounts earned to be paid following the conclusion of the 2010 award year. Accordingly, the named executive officers who then remained employed by the Company received payments under the MICP for 2010 in November 2010 and in January 2011, in the following amounts:

	November 2010		Total Amount Earned
	Payment	January 2011	under 2010 Bonus
Name	($)	Payment ($)	Plan ($)
Edward H. Kennedy	32,138	71,452	103,590
Joseph A. Ferrara	—	—	—
Michael D. Bornak	30,625	68,088	98,713
Gregory M. Nulty	17,140	38,108	55,248
David L. Blakeney	17,502	38,911	56,413
Kenneth J. Shebek	17,502	—	17,502
     The November 2010 payments reflect achievement of the low threshold for Adjusted EBITDA in November 2010. The January 2011 payments reflect the remainder of bonus amounts earned based on the Company’s full year 2010 performance, as well as satisfaction of individual performance objectives. Specifically, the Company exceeded the medium threshold for Adjusted EBITDA and the low threshold for revenue, and each of the named executive officers fully met their individual performance objectives. Former executive officers were not eligible to receive payments made after the date of termination of employment. Accordingly, Mr. Ferrara, whose employment terminated in June 2010, was not eligible to receive either of the payments made under the 2010 Bonus Plan, and Mr. Shebek, whose employment terminated in December 2010, was not eligible to participate in the January 2011 payment.
Commission Program for VP, Global Sales and Services
     As the executive leader of our worldwide sales organization, Mr. King participated in a commission program during 2010 (the “2010 Commission Program”), which was approved by the Compensation Committee of the Board of Directors with the concurrence of the full Board.
     Under the 2010 Commission Program, Mr. King was eligible to receive commission compensation at a rate which is equal to a percentage of the Company’s 2010 revenue. At the “base rate,” Mr. King was eligible to be paid commission at the rate of 0.2% in addition to a base salary of $228,000. If the Company achieved its revenue plan established for 2010, subject to adjustments provided in the Commission Program (the “2010 Revenue Plan”), retroactive to January 1, 2010, Mr. King was eligible to receive straight commission (in lieu of and not in addition to his base salary) at the “plan rate” of 1%, and for any portion of the Company’s 2010 revenue which exceeded the 2010 Revenue Plan, at the “over plan” rate of 3%. The 2010 Commission Program provided that once the Company’s 2010 Revenue Plan was achieved, Mr. King’s 2010 compensation would be recalculated in accordance with the appropriate commission rates retroactive to January 1, 2010, and amounts previously paid to him in the form of base salary and at the base commission rate would be credited toward the recalculated amount.
     Based on the Company’s performance during 2010, Mr. King received the plan rate of commission under the 2010 Commission Program, and the total amount paid to Mr. King for 2010 performance (including amounts originally paid to him in the form of salary and base rate commission) was $463,368.

     On February 1, 2011, with the approval of the Compensation Committee, the Company established Mr. King’s commission program for 2011 (the “2011 Commission Program”). Under the 2011 Commission Program, he will be eligible to receive commission compensation at a rate which is equal to a percentage of the Company’s 2011 revenue. At the “base rate,” Mr. King will be paid commission at the rate of 0.2% in addition to his base salary of $234,840. If the Company achieves its revenue plan established for 2011 (the “2011 Revenue Plan”), retroactive to January 1, 2011, Mr. King will be eligible to receive straight commission (in lieu of and not in addition to his base salary) at the “plan rate” of 0.95%, and for any portion of the Company’s 2011 revenue which exceeds the 2011 Revenue Plan, at the “over plan” rate of 3.0%. Once the Company’s 2011 Revenue Plan is achieved, Mr. King’s 2011 compensation will be recalculated in accordance with the appropriate commission rates retroactive to January 1, 2011, and amounts previously paid to him in the form of base salary and at the base commission rate will be credited toward the recalculated amount. In the event that the Company does not achieve its 2011 Revenue Plan, Mr. King will receive as compensation his base salary and commission earned at the base rate.
Equity Compensation
     A key component of our named executive officers’ compensation is paid in the form of equity. Equity compensation is designed to link the interests of the named executive officer to our long-term performance and is awarded pursuant to the terms of our Equity Compensation Plan. The traditional form of equity compensation granted has been non-qualified stock options and in more limited instances, restricted shares. The Compensation Committee considers a number of factors when awarding equity grants to named executive officers, which include advice of outside consultants with respect to market practices and other factors, management input (except as to the recipient’s own grants), individual recipient’s overall compensation, individual job performance data, corporate performance data, and accounting and tax implications, including the expense of the grant.
     Awards are typically granted for employees and executive officers, if at all, at a regularly scheduled meeting of the Compensation Committee. Any grants to new hires or in connection with promotions are intended to be made at the next regularly scheduled Compensation Committee meeting. The grant date will be the same date as the Compensation Committee’s approval date. In addition, given that Mr. Kennedy was a non-employee director for part of 2010, he was eligible to receive and received an equity grant as described under the heading “Director Compensation”.
Stock Options
     Stock option awarded to executives give them the right to purchase a specific number of shares of our common stock at future dates, at a price established on the date the award is granted (under our Equity Compensation Plan, the fair market value of a share on the date of grant). Executives can exercise this right as the options vest, or become exercisable, during the life of the option (generally ten years). The ultimate value of stock options awarded to our executives will depend on the Company’s stock performance over time. As such, the Committee believes that stock options help to create a link between the individual interests of our executives and the interests of our shareholders. In addition, because options granted to executives vest over time, the Committee believes that stock option awards help to promote executive retention. Stock options granted to executives typically vest over a three-year period, with one-third of the award granting on each of the first, second, and third anniversaries of the date of grant.
Restricted Shares
     Restricted shares awarded to executives give the executives the right to receive a specific number of shares of our common stock, subject to time-based restrictions, performance conditions, or both, which are established at the time of the grant. Under our Equity Compensation Plan, restricted shares which are not subject to the satisfaction of performance conditions must be subject to a restricted period (i.e., a period during which the shares could not be sold or transferred) of at least three years, and those subject to performance conditions must be subject to at least a one-year restricted period. Like stock options, the value of restricted shares will be driven by our stock performance, and, as such, these awards help to align the interests of our executives with those of our shareholders.
Size of Equity Grants
     The size of equity awards to executive officers is determined based on consideration of a variety of factors, including the competitive analysis and advice provided by outside consultants, the role of the executive, and the Compensation Committee’s view of the executive’s ability to impact our financial results and drive shareholder value. In addition, the size of grants which are made in connection with an executive’s joining the Company are based on historical awards granted to executives in comparable roles, the size of award necessary to attract qualified candidates, and individual negotiations.

2010 Equity Awards
     In March 2010, the Compensation Committee awarded 30,000 shares of restricted stock to Mr. Ferrara and 20,000 shares of restricted stock to Mr. Bornak, in each case subject to a three year period of restriction. Also in March 2010 in connection with his appointment as Chairman of the Board of Directors, the Compensation Committee awarded 50,000 shares of restricted stock and 250,000 stock appreciation rights to Mr. Kennedy. As Mr. Kennedy was a non-employee director at that time, his restricted share award was made subject to a one year period of restriction, consistent with the Company’s practice in relation to awards to non-employee directors. The terms of Mr. Kennedy’s stock appreciation rights provided that they would vest only in the event of a corporate transaction (as defined in the award agreement). The Committee granted these awards with the objective of linking the interests of executive management and our Board Chairman with those of our shareholders and to align their compensation with the successful execution of our strategy to enhance shareholder value, particularly in view of the critical roles that each of them were expected to play in establishing and executing our strategic priorities and objectives.
     In June 2010, following his appointment to the office of CEO, Mr. Kennedy recommended that the Compensation Committee approve the grant of stock options to certain employees, including the named executive officers who had not participated in the March 2010 grants. These grants were intended to assist with retention and to further align the interests of award recipients with those of our shareholders.
Post-Employment Compensation
Change in Control and Severance Agreements
     The Compensation Committee believes that properly structured change in control benefits further the best interests of our shareholders in that they serve to minimize the distraction caused by a potential transaction and reduce the risk that key executives will leave the Company before a transaction deemed to be in the best interests of our shareholders is completed. In structuring a change in control benefit program, the Committee will weigh the benefits to the Company of granting such benefits against the potential costs to the Company of the program. In certain cases, the Compensation Committee may award enhanced severance benefits to our executives.
     The Compensation Committee has adopted a tiered approach to executive severance and change in control benefits, providing enhanced severance benefits to executives, including all of our named executive officers, and providing change in control benefits to our CEO, CFO, General Counsel, and VP, Marketing and Business Development.
     A tiered approach was originally adopted based on an evaluation conducted by our Compensation Committee from August 2008 through March 2009, and was intended to align our executive severance and change in control benefits more closely with market practice and to control the cost of such benefits. In connection with this review, the Compensation Committee considered the following factors: market data furnished by Towers in August and December 2008, the number of employees that were parties to existing change in control agreements and the terms of such agreements, the extent to which the terms were consistent with the published requirements of the Corporate Governance Policies and Guidelines issued by RiskMetrics Group ISS, a proxy advisory firm for many institutional investors, our ongoing business and executive needs, and the overall cost of the program.
     The Compensation Committee approved this tiered approach and strategy at a meeting held in January 2009. In February 2010, the Compensation Committee revisited its determination to extend change in control benefits to our CFO and General Counsel, given that we had experienced changes in the individuals serving in each of those positions in late 2009. The Committee determined to again extend change in control benefits to our CFO and General Counsel upon substantially the same terms as had been extended to those formerly serving in these roles. Subsequently, in June 2010, in connection with the hiring of our VP, Marketing and Business Development, the Compensation Committee approved the extension of change in control benefits to him, based on the key role that he would serve in shaping the future strategic direction of the Company, and the key role that he would be expected to play in any transaction involving the Company. In September 2010, the Compensation Committee approved the Company’s employment agreement with Mr. Kennedy, following his June 2010 appointment as CEO, which includes provisions for enhanced severance and other benefits in the event Mr. Kennedy’s employment is terminated in connection with a change in control.
     Descriptions of the terms of the Mr. Kennedy’s employment agreement, the change in control and severance agreements executed between the Company and Messrs. Bornak and Nulty, and the severance agreements with Messrs. King and Blakeney are described in detail under the heading “Employment Agreement, Separation of Employment and Change-in-Control Agreements.”
Perquisites and Other Benefits
     The Company provides to each of our named executive officers a long-term disability policy, and a related tax-gross up payment associated with the Company-paid premiums on the policy. The Compensation Committee believes that this benefit is desirable in order to assist in attracting and retaining high-quality executive officers. Mr. Kennedy is entitled to receive this benefit pursuant to the terms of his employment agreement. Each of our named executive officers received this benefit during the period of their employment by the Company during 2010.
     During 2010, the named executive officers did not receive any other perquisites or other benefits that are not generally available to all employees. Tollgrade does not maintain a deferred compensation or pension plan for its named executive officers other than the 401(k) plan offered to all employees and does not provide any contributions to the 401(k) on behalf of any named executive officers.

Summary Compensation Table
     The table below sets forth certain information regarding compensation of our (i) CEO, (ii) our former CEO who also served in that capacity during a portion of 2010, (iii) our CFO, and (iv) our three most highly compensated executive officers other than our CEO and CFO who were serving as of December 31, 2010.

				Stock Awards	Option Awards	Non-Equity Incentive	All Other
Name/Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	($)(1)	Plan Compensation ($)	Compensation ($)	Total ($)
Edward H. Kennedy	2010	197,313	—	(3) 315,000	(3),(4) 1,280,760	(5) 103,590	(6), (7) 54,056	1,950,719
CEO and President(2)

Joseph A. Ferrara	2010	153,611	—	(9) —	—	—	(7),(10) 824,139	977,750
Former CEO and President(8)	2009	351,346	94,500	—	354,564	—	2,680	803,090
	2008	350,000	—	—	—	—	2,633	352,633

Michael D. Bornak	2010	250,000	—	(11) 126,000	—	(5) 98,713	(7) 2,716	477,429
CFO and Treasurer	2009	(7) 91,546	17,500	—	141,975	—	—	251,021

Robert H. King	2010	—	—	—	(4) 78,585	(12) 463,368	(7) 2,114	544,067
VP, Global Sales and Services	2009	220,179	—	—	89,031	74,348	1,328	384,886
	2008	3,270	—	—	—	—	—	3,270

Gregory M. Nulty	2010	(13) 130,000	(14) 10,000	—	(4) 157,170	(5) 55,248	(7) 1,975	354,393
VP, Marketing and Business Development

David L. Blakeney	2010	200,018	—	—	(4) 62,868	(5) 56,413	(7) 1,341	320,640
VP, Research and Development	2009	200,787	30,003	—	—	—	—	230,790
	2008	34,619	—	—	53,015	—	—	87,634

Notes to Summary Compensation Table:

(1)	The amounts in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. Assumptions used in calculating these amounts are included in Note 2 to our audited financial statements for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, appearing in this Annual Report on Form 10-K, and in our Annual Reports on Form 10-K filed with the SEC on March 10, 2010 and March 13, 2009, respectively.

(2)	Until his appointment as our CEO and President effective June 8, 2010, Mr. Kennedy served as one of the Company’s non-employee directors during 2010 (serving as Chairman since March 2010). Amounts reflected in the Summary Compensation Table include, where noted, compensation that Mr. Kennedy received solely in his capacity as a non-employee director. All other amounts were earned by Mr. Kennedy for his service during 2010 as our CEO and President. Mr. Kennedy’s base salary as CEO and President was $350,000 during 2010.

(3)	On March 23, 2010, Mr. Kennedy was awarded 50,000 restricted shares and 250,000 stock appreciation rights in connection with his service as the non-executive Chairman of the Board of Directors. The entire amount reflected under the “Stock Awards” column is attributable to the restricted shares award, and $809,250 of the amount reflected under the “Option Awards” column is attributable the award of stock appreciation rights, which were received by Mr. Kennedy solely in his capacity as a non-employee director.

(4)	On June 17, 2010, each of Messrs. Kennedy, King, Nulty and Blakeney received stock option awards, the details of which are summarized in the Grant of Plan-Based Awards table.

(5)	As described above under the heading, “Bonus and Non-Equity Incentive Plan Compensation,” each of our named executive officers who remained employed at the time of payment, received cash incentive compensation for performance during 2010 pursuant to the terms of our Management Incentive Compensation Plan.

(6)	Mr. Kennedy received cash compensation of $52,030 for his service as a non-employee director during 2010 prior to his becoming employed as the Company’s CEO and President.

(7)	As described above under the heading, “Perquisites and Other Benefits,” for each of our named executive officers, the Company pays the premiums on an additional, long-term disability policy, and provides the executive with a tax-gross up payment in connection with the Company-paid premiums. These amounts are included in the “All Other Compensation” column of the Summary Compensation Table as follows: Kennedy — $2,026; Ferrara — $2,370; Bornak - $2,716; King — $2,114; Nulty — $1,975; Blakeney — $1,341.

(8)	During 2010, Mr. Ferrara served as CEO and President until June 8, 2010.

(9)	Mr. Ferrara received an award of 30,000 restricted shares on March 23, 2010; however the awards were forfeited in connection with his termination of employment on June 8, 2010.

(10)	The amount reflected under the column “All Other Compensation” for Mr. Ferrara’s 2010 compensation includes $2,370 for the long-term disability insurance benefit described in note 7, above, $10,096 paid at the time of employment termination for unused vacation, and pursuant to the agreements in effect between Mr. Ferrara and the Company, $794,500 severance paid at the time of employment termination, $9,173 for continuation of benefits during 2010 following termination of employment, and $8,000 for reimbursement of executive outplacement services fees. A description of Mr. Ferrara’s employment agreement, including the separation and mutual release agreement executed with Mr. Ferrara, is included under the heading “Employment Agreement, Separation of Employment and Change-in-Control Agreements.”

(11)	On March 23, 2010, Mr. Bornak received an award of 20,000 restricted shares, the details of which are included in the Grant of Plan-Based Awards table.

(12)	As described above, under the heading “Commission Program for VP, Global Sales and Services,” pursuant to Mr. King’s Commission Program for 2010, he earned $463,368 in commission for performance during 2010. Commission amounts were earned in lieu of, and not in addition to, salary.

(13)	Mr. Nulty was hired in June 2010 with an annual salary of $240,000. The amount reflected for Mr. Nulty’s 2010 salary reflects his having been employed for a partial year.

(14)	In connection with the start of his employment, Mr. Nulty was paid a one-time signing bonus of $10,000.
Grant of Plan-Based Awards Table
     The table below sets forth certain information concerning plan-based awards granted during the year ended December 31, 2010 to each of the named executive officers.

									All Other Option
		Estimated Possible Payouts Under			Estimated Future Payouts Under			All Other Stock	Awards; Number of		Grant Date Fair
		Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards			Awards; Number of	Securities	Exercise or Base	Value of Stock and
		Threshold	Target	Maximum	Threshold	Target	Maximum	Shares of Stock or	Underlying Options	Price of Option	Option Awards
Name	Grant Date	($)	($)	($)	($)	($)	($)	Units (#)	(#)(2)	Awards ($/Sh)	($)(3)
Edward H. Kennedy		78,750	94,500	315,000
	3/23/2010							(4) 50,000			315,000
	3/23/2010								(4) 250,000	6.31	809,250
	6/17/2010								150,000	6.48	471,510

Joseph A. Ferrara		78,750	94,500	315,000
	3/30/2010							(5) 30,000

Michael D. Bornak		43,750	52,500	175,000
	3/26/2010							(6) 20,000			126,000

Robert H. King			(7) 465,000
	6/17/2010								25,000	6.48	78,585

Gregory M. Nulty		42,000	50,400	168,000
	6/17/2010								50,000	6.48	157,170

David L. Blakeney		25,003	30,003	100,010
	6/17/2010								20,000	6.48	62,868

Notes to Grant of Plan-Based Awards Table:

(1)	A description of the Company’s 2010 non-equity incentive plan for Messrs. Kennedy, Ferrara, Bornak, Nulty and Blakeney, including the amounts actually paid under the plan, is included above under the heading, “Bonus and Non-Equity Incentive Plan Compensation.” A description of the 2010 non-equity incentive plan for Mr. King, including the amounts actually paid thereunder, is included above under the heading, “Commission Program for VP, Global Sales and Services.”

(2)	Except where otherwise specifically noted in other footnotes, options granted vest in three equal installments on each of the first, second, and third anniversaries of the date of grant and expire ten years from the date of grant.

(3)	Amounts reflect the grant date fair value of awards computed in accordance with FASB ASC Topic 718. Assumptions used in calculating these amounts are included in Note 2 to our audited financial statements for the year ended December 31, 2010 appearing in this Annual Report on Form 10-K.

(4)	The awards of 50,000 restricted shares and 250,000 stock appreciation rights were granted to Mr. Kennedy in his capacity as non-executive Chairman of the Board of Directors, and prior to his becoming employed by the Company as its President and CEO. The restricted share award will vest on the first anniversary of the date of grant. The stock appreciation rights will vest only in the event and upon the effectiveness of a corporate transaction as defined in the (award agreement).

(5)	The award of 30,000 restricted shares to Mr. Ferrara in March 2010 was scheduled to vest on the third anniversary of the grant date; however the award was forfeited in its entirety in connection with Mr. Ferrara’s termination of employment in June 2010 pursuant to the terms of the 2006 Long-Term Incentive Plan.

(6)	The award of 20,000 restricted shares to Mr. Bornak in March 2010 is scheduled to vest on the third anniversary of the date of grant.

(7)	Under the terms of Mr. King’s non-equity incentive compensation plan, if Mr. King were to reach the target amount of commissions under his non-equity incentive plan, commissions would be paid in lieu of, and not in addition to, his base salary of $228,000. A description of the 2010 non-equity incentive plan for Mr. King, including the amounts actually paid thereunder, is included above under the heading, “Commission Program for VP, Global Sales and Services.”
Outstanding Equity Awards at Fiscal Year-End 2010
     The following table sets forth certain information concerning outstanding equity awards for our named executive officers as of December 31, 2010.

	Option Awards					Stock Awards
			Equity Incentive						Equity Incentive
	Number of		Plan Awards: Number					Equity Incentive	Plan Awards: Market
	Securities	Number of Securities	of Securities				Market Value of	Plan Awards: Number	or Payout Value of
	Underlying	Underlying	Underlying				Shares or Units of	of Unearned Shares,	Unearned Shares,
	Unexercised Options	Unexercised Options	Unexercised			Number of Shares or	Stock That Have Not	Units or Other	Units or Other
	(#)	(#)	Unearned Options	Option Exercise	Option Expiration	Units of Stock That	Vested	Rights That Have	Rights That Have
Name	Exercisable	Unexercisable	(#)	Price ($)	Date(1)	Have Not Vested (#)	($)(2)	Not Vested (#)	Not Vested ($)
Edward H. Kennedy						50,000	464,000
	35,000			5.17	7/20/2019
		150,000		6.48	6/17/2020
		(3) 250,000		6.31	3/23/2020

Joseph A. Ferrara	72,508			7.78	6/8/2011

Michael D. Bornak						20,000	185,600
	16,667	33,333		6.03	12/10/2019

Robert H. King	8,333	16,667		5.38	1/26/2019
	3,333	6,667		5.32	5/12/2019
	—	25,000		6.48	6/17/2020

Gregory M. Nulty		50,000		6.48	6/17/2020

David L. Blakeney	—	11,666		3.27	10/20/2018
	—	20,000		6.48	6/17/2020

Notes to Outstanding Equity Awards at Fiscal Year End 2010 Table:

(1)	Except in the case of Mr. Ferrara’s options, the option expiration dates stated are based on the original terms of the grant. Under the terms of our 2006 Long-Term Incentive Compensation Plan, non-qualified stock options that are exercisable at the time of termination of employment under certain circumstances must be exercised on or before the earlier of the expiration date or the date which is one year following termination of employment. Mr. Ferrara’s employment terminated on June 8, 2010, and as such his options will expire on June 8, 2011.

(2)	Market value of unvested shares is based on $9.28 per share, which was the closing price of our common stock on December 31, 2010.

(3)	Award of 250,000 stock appreciation rights, which, subject to vesting, represent the right to receive the difference between fair market value on the date of exercise and the exercise price of $6.31. This award was granted to Mr. Kennedy in his capacity as non-executive Chairman of the Board of Directors, and prior to his becoming employed by the Company as its CEO and President.
Option Exercises and Stock Vested
     The table below sets forth on an aggregated basis certain information concerning exercises of stock options and similar instruments and each vesting of stock during the year ended December 31, 2010 by each of the named executive officers.

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
Name	Acquired on Exercise (#)	Exercise ($)	Acquired on Vesting (#)	Vesting ($)
Edward H. Kennedy	—	—	6,098	45,003
Joseph A. Ferrara	74,158	140,405	2,870	21,956
Michael D. Bornak	—	—	—	—
Robert H. King	—	—	—	—
Gregory M. Nulty	—	—	—	—
David L. Blakeney	23,334	93,919	—	—
Employment Agreement, Separation of Employment and Change-in-Control Agreements
Employment Agreement with Edward H. Kennedy
     In September 2010, the Company entered into an employment agreement with Mr. Kennedy relating to his continuing employment with the Company. Mr. Kennedy’s employment agreement has an initial term through June 30, 2013. The term will be automatically extended for successive additional terms of three years, unless terminated by either the Company or Mr. Kennedy with at least a sixty day notice prior to the end of the then-current term.
     Mr. Kennedy’s agreement provides for an annual base salary of $350,000, with such increases or decreases from time to time as the Compensation Committee may determine, subject to mandatory annual increases based on the average percentage increase in base salary, if any, of our executive council (as defined in Mr. Kennedy’s agreement) for the prior two full calendar years. Mr. Kennedy is also entitled to receive annual bonuses based upon achievement of performance objectives established by the Compensation Committee pursuant to the MICP. Mr. Kennedy is also eligible to receive long-term disability coverage of $10,000 per month during the term of the disability.
     While serving as CEO during the term of the agreement, the Company has agreed to nominate Mr. Kennedy on its slate of Board of Director candidates and to recommend to our shareholders that Mr. Kennedy be elected to the Board.
     The agreement provides for certain severance payments upon termination of Mr. Kennedy’s employment. Such payments vary depending upon the circumstances of termination. If Mr. Kennedy’s employment is terminated because of his death, disability or retirement, Mr. Kennedy (or in the event of his death, Mr. Kennedy’s spouse or estate if his spouse does not survive him) is entitled to receive a pro rata portion, based upon the number of months of Mr. Kennedy’s employment during the year of termination, of any annual bonus program or agreement in effect for the year of termination based upon the then-projected achievement of performance objectives for the year.
     If, within six months prior to a “change-in-control” (as defined in the agreement) or three years after a change-in-control, Mr. Kennedy’s employment is terminated by the Company without cause or is terminated by Mr. Kennedy with good reason, Mr. Kennedy is entitled to receive a severance payment of three times the sum of:
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
     In addition, Mr. Kennedy shall be entitled to receive payment of reasonable executive placement agency fees for a period not to exceed two years and the continuation of certain medical, pension and other benefits for a three-year period. Finally, outstanding stock appreciation rights, stock options and restricted stock awards that did not immediately become vested upon the occurrence of the change-in-control shall automatically become vested and any such stock options and stock appreciation rights shall be exercisable thereafter until the stated expiration date of the stock appreciation right or stock option.
     In the event of a change in control, if we assume these payments were triggered as of December 31, 2010, the following table provides an estimate of the amount payable to Mr. Kennedy:

Base salary ($350,000) x 3	$1,050,000
Average bonus payment ($103,590) x3	310,770
Estimated annual benefits ($28,000) x3	84,000
Estimated outplacement fees (15% of base salary)	52,500
Acceleration of vesting of options, stock appreciation rights and restricted shares (based on closing stock price (9.28) and awards outstanding on 12/31/10)	1,626,500
Total	$3,123,770
     If Mr. Kennedy’s employment is terminated by the Company without cause or is terminated by Mr. Kennedy with good reason, and the change-in-control scenario above is not applicable, Mr. Kennedy will be entitled to receive two times the sum of:
     (i) his annual base salary in effect on the date of termination, plus
     (ii) his average annual cash award for the two calendar years prior to the date of termination.
     In addition, Mr. Kennedy shall be entitled to receive payment of reasonable executive placement agency fees for a period not to exceed two years and the continuation of certain medical, pension and other benefits for a two-year period. If we assume these payments were triggered as of December 31, 2010, the following table provides an estimate of the amount payable to Mr. Kennedy:

Base Salary ($350,000) x 2	$700,000
Average Bonus Payment ($103,590) x2	207,180
Estimated annual benefits ($28,000) x2	56,000
Estimated outplacement fees (15% of base salary)	52,500
Total	$1,015,680
     For purposes of the severance payments described above, the Company’s notice of non-renewal of Mr. Kennedy’s agreement shall be considered termination of Mr. Kennedy’s employment by the Company without cause for termination. A thirty day cure period applies under Mr. Kennedy’s agreement if the Company terminates his employment with cause for termination or if Mr. Kennedy terminates his employment with good reason for termination.
     The receipt of any severance payments under the agreement are subject to Mr. Kennedy signing and not revoking for a period of seven days a separation and mutual release of claims agreement. Pursuant to his agreement, Mr. Kennedy agrees to resign from all positions that he holds with the Company or its subsidiaries, including, without limitation, as a member of the Board of Directors, immediately following the termination of his employment for any reason, if the Board of Directors so requests.
     Further, if any payment or payments due to Mr. Kennedy or otherwise payable or distributable for his benefit in connection with a change-in-control (whether pursuant to his employment agreement or otherwise, and including any amounts resulting from the acceleration of any stock options or other equity-based incentive award) results in an excise tax pursuant to Section 4999 of the Code or its successor taxing provision or additional taxes pursuant to Section 409A of the Code or its successor taxing provision, the Company will pay Mr. Kennedy certain “gross-up payments”. The gross-up payments shall be in an amount which, after payment by Mr. Kennedy of all taxes (and any interest or penalties), including any income tax, excise tax or additional tax pursuant to Section 409A of the Code imposed on the gross-up payment, Mr. Kennedy would retain an amount of the gross-up payment equal to the amount of the excise tax and taxes pursuant to Section 409A of the Code imposed on his change-in-control payments and benefits. On February 20, 2011, the Company also entered into an amendment to its agreement with Mr. Kennedy, for the purpose of clarifying that the tax gross-up provision was applicable to equity based awards.

     Mr. Kennedy’s agreement represents his sole entitlement to severance payments and benefits in connection with termination of his employment.
Employment Agreement with Joseph A. Ferrara
     In April 2008, the Company entered into an employment agreement with Mr. Ferrara relating to his employment with the Company. Mr. Ferrara’s employment agreement had an initial term through January 31, 2011. The terms of Mr. Ferrara’s employment agreement were identical in all material respects to those described above with respect to Mr. Kennedy, including his base salary and entitlement to change in control and severance payments. Mr. Ferrara was employed by the Company until June 8, 2010.
     Given that Mr. Ferrara left the Company on June 8, 2010, if a change of control event had been triggered as of December 31, 2010, Mr. Ferrara would not have been eligible to receive such a payment. Mr. Ferrara’s agreement represented his sole entitlement to severance payments and benefits in connection with termination of his employment. The terms of his particular severance arrangement are described immediately below under the sub-heading “Separation and Mutual Release Agreement.”
Separation and Mutual Release Agreement with Joseph A. Ferrara
     Effective June 8, 2010, Mr. Ferrara left the Company as CEO and President and resigned as director of the Company. In connection with his separation from the Company, Mr. Ferrara and the Company entered into a separation and mutual release agreement dated as of June 18, 2010. Consistent with the terms of Mr. Ferrara’s employment agreement, he received a severance payment in the amount of two times his salary at the time of termination, plus two times his average bonus for the prior two years. In addition, for the two-year period following his termination, Mr. Ferrara is entitled to the continuation of medical, dental and vision insurance benefits and his long-term disability benefit (and related tax gross-up), and reimbursement for executive outplacement services. The total amount paid to Mr. Ferrara as severance, and estimated total amounts associated with the continuation of benefits and outplacement services reimbursement, is set forth below:

Base salary ($350,000) x 2	$700,000
Average Bonus Payment ($47,250) x 2	94,500
Continuation of benefits and long-term disability gross-up	39,610
Outplacement fees (entitled to up to 15% of base salary)	52,500
Total	$886,610
     Mr. Ferrara is also eligible to remain covered under director and officer indemnification and insurance (including applicable tax gross-up payments) as may be required in connection with his separation.
     In exchange for these payments, Mr. Ferrara agreed to a two-year standstill agreement that extends until June 18, 2012. During this time, Mr. Ferrara agrees not to acquire or offer to acquire more than five percent of the Company’s common stock, have any involvement, directly or indirectly, in any merger, consolidation, business combination, asset purchase (other than routine purchases in the ordinary course of business) or other similar transaction with the Company or its affiliates, solicit proxies and other similar activities, be involved in a partnership or “group” as defined in the Exchange Act with respect to the Company’s common stock or otherwise act in any manner to influence the management, Board or policies of the Company or seek a position on the Board, or engage in other similar conduct. Mr. Ferrara and the Company also entered into standard mutual release and covenant not to sue, non-disparagement, and representations and warranties relating to execution of the agreement.
Severance and Change in Control Agreements with Michael D. Bornak and Gregory M. Nulty
     The Company entered into an agreement with Mr. Bornak in March 2010, and an agreement with Mr. Nulty in June 2010, each of which provides for the payment of severance and other benefits in the event of such persons involuntary termination of employment without cause (including his termination of employment for good reason). Each agreement has an initial term of three years and will be automatically extended for successive two year periods unless terminated either by the executive or by the Company upon at least sixty days’ written notice prior to the end of the then current term. Each agreement provides that if the executive’s employment is terminated by the Company without cause or by the executive for good reason, and such termination does not occur in connection with a “change in control” (as defined in the agreement), the executive will be entitled to receive a lump sum cash payment in an amount equal to his annual base salary. In addition, each executive would be entitled to receive payment of executive placement agency fees of up to $6,000 and to the continuation of certain health and welfare benefits for a period of twelve months.

     If we assume these severance payments were triggered as of December 31, 2010, the following table provides an estimate of the amounts that would have been payable to Mr. Bornak and to Mr. Nulty:

	Bornak	Nulty
Base salary	$250,000	$240,000
Estimated annual benefits (one year)	16,000	16,000
Outplacement fees	6,000	6,000
Total	$272,000	$262,000
     If the employment of either executive is terminated by the Company either six months before or within two years after a change in control, or is terminated by him for good reason for termination within such period, the executive will be entitled to receive a lump sum cash payment equal to an amount that is two times the sum of (a) the greater of (i) his annual base salary for the year then in effect (or in effect on the date immediately preceding the date of the event which gave rise to the good reason for termination) or (ii) his annual base salary for the year in effect on the date of the change in control, and (b) the greater of (i) the average annual cash award that he received as incentive compensation or bonus for the two calendar years immediately preceding the termination date (or the date immediately preceding the date of the event which gave rise to the good reason for termination) or (ii) the average annual cash award that he received as incentive compensation or bonus for the two calendar years immediately preceding the date of the change in control. In addition to the foregoing, the executive would be entitled to receive payment of executive placement agency fees of up to $6,000 and to the continuation of certain health and welfare benefits for a period of twenty-four months.
     If we assume these change in control payments were triggered as of December 31, 2010, the following table provides an estimate of the amounts that would have been payable to Mr. Bornak and Mr. Nulty:

	Bornak	Nulty
Base salary x2	$500,000	$480,000
Average bonus x2	116,214	110,496
Estimated annual benefits x2	32,000	32,000
Outplacement fees	6,000	6,000
Acceleration of vesting of options and restricted shares based on closing stock price ($9.28) and awards outstanding at 12/31/10	293,932	140,000
Total	$942,146	$768,496
     Receipt of the payments and benefits described above would be subject to the executive signing a separation and mutual release of claims agreement. Each agreement further includes confidentiality provisions and covenants against competition, and represents the executive’s sole entitlement to severance payments and benefits in connection with termination of employment. Mr. Bornak’s agreement replaces a severance agreement previously entered into between the Company and Mr. Bornak at the time that he joined the Company, which had provided for a six month severance benefit and no additional or separate benefit in the event termination were to have occurred in connection with a change in control.
     On February 20, 2011, the Company entered into amendments to its respective agreements with Messrs. Bornak and Nulty. The amendments eliminated the provision of the agreement that required payments due under the agreement to be reduced to the maximum amount that could be paid to the executive without incurring an excise tax on “excess parachute payments”, and added in its place a tax gross-up provision. Under the added provision, if payments made under the agreement or otherwise, including any payments, benefits, distributions and deemed amounts received under any other agreement or resulting from the acceleration of the vesting of any stock options or other equity-based incentive awards, were subject to the excise tax on “excess parachute payments”, an additional payment would be made to restore the after-tax payments to the same amount that the executive would have retained if the excise tax had not been imposed.
Severance Agreements with David L. Blakeney and Robert H. King
     In March 2009, the Company entered into agreements with Messrs. Blakeney and King relating to severance payments to be made to each in the event of his involuntary termination of employment without cause (each a “Severance Agreement”). Each Severance Agreement has an initial term of three years, and will be automatically extended for successive two year periods unless terminated by either party upon not less than sixty days written notice prior to the end of the then-current term.
     Under each Severance Agreement, if the executive’s employment is terminated by the Company without cause (as defined in the Severance Agreements), he would be entitled to receive a lump sum cash payment in an amount equal to his annual base salary. He would also be entitled to receive payment of executive placement agency fees of up to $6,000 and to the continuation of certain health and welfare benefits for a period of twelve months.

     If we assume this payment were triggered as of December 31, 2010, the following table provides an estimate of the amount that would have been payable to Mr. Blakeney and to Mr. King:

	Blakeney	King
Base salary	$200,018	$228,000
Estimated annual benefits (one year)	16,000	16,000
Outplacement fees	6,000	6,000
Total	$222,018	$250,000
     Receipt of these payments and benefits is subject to the executive signing a separation and mutual release of claims agreement. Each Severance Agreement further includes confidentiality provisions and covenants against competition. Each Severance Agreement represents the executive’s sole entitlement to severance payments and benefits in connection with termination of employment, and specifically replaces agreements for post-employment compensation previously entered into between the Company and these executives.
     Director Compensation
     The table below sets forth certain information regarding compensation of non-employee directors that served during 2010. Mr. Kennedy served as a non-employee director until his appointment as CEO and President effective June 8, 2010. Therefore, his director compensation has been included in the Summary Compensation Table, rather than in the table below.

Non-Employee	Fees Earned or Paid
Director Name	in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Scott C. Chandler	20,000	58,560	—	78,560
Richard H. Heibel, M.D.	21,935	58,560	—	80,495
Charles E. Hoffman	36,440	58,560	—	95,000
Robert W. Kampmeinert	21,250	58,560	—	79,810
Edward B. Meyercord, III	23,179	58,560	—	81,739
Jeffrey M. Solomon	20,000	58,560	—	78,560

Note (1):	Amounts reflect the grant date fair value of awards computed in accordance with FASB ASC Topic 718. Assumptions used in calculating these amounts are included in Note 2 to our audited financial statements for the year ended December 31, 2010 appearing in this Annual Report on Form 10-K.
Non-Employee Director Compensation
     Our compensation program for non-employee directors provides for annual compensation comprised of an annual cash retainer of $20,000, an additional annual cash retainer for the Chairpersons of our Audit Committee ($10,000), Compensation Committee ($7,500) and Corporate Governance Committee ($5,000), and an annual grant of restricted shares. As originally adopted by the Board in October 2009, the program also called for an additional annual retainer for the Chairman of our Investment Committee ($5,000); however our Investment Committee was dissolved in May 2010.
     The initial size of the restricted share award for non-employee directors was established at a number of shares with a fair market value of $35,000, based on the fair market value of our stock on the date of grant. Accordingly, in October 2009, each director was awarded 6,098 shares of restricted stock. At its September 2010 meeting, the Board reviewed the equity portion of its annual compensation program, and based on factors which included the previously approved award level, improvements in Company performance over the prior year, and the Board-adopted guidelines for stock ownership by non-employee directors, the Board determined to increase the number of shares to 8,000 for the 2010 award. Effective October 1, 2010, each non-employee director received a grant of 8,000 restricted shares.
     In connection with the March 2010 appointment of Mr. Kennedy as Chairman of the Board of Directors, given the Board’s expectation that Mr. Kennedy would play an active role in shaping the strategic direction of the Company, the Board adopted a compensation program for the role of non-employee Chairman of the Board. This compensation program was comprised of an annual cash retainer of $200,000, a one-time grant of 50,000 restricted shares, and a one-time grant of 250,000 stock appreciation rights to vest upon a corporate transaction (as defined in the award agreement). As Mr. Kennedy was subsequently appointed President and CEO in June 2010, all of the compensation that Mr. Kennedy received as Board Chairman is included in the Summary Compensation

Table and in the Grant of Plan-Based Awards Table. Mr. Kennedy currently serves as Chairman, President and CEO. As an employee of the Company, Mr. Kennedy does not receive separate compensation for his service as Board Chairman.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information as to the beneficial ownership of our common stock as of February 28, 2011, for (i) each director; (ii) each of the named executive officers named in the Summary Compensation Table; (iii) each other person who is known by us to beneficially own 5% or more of our common stock; and (iv) all directors and executive officers as a group. The information in the table concerning beneficial ownership is based upon information furnished to Tollgrade by or on behalf of the persons named in the table, or in the case of the persons identified in the foregoing clause (iii), in filings with the SEC.

Name and Address of	Amount and Nature of		Percentage of Common Stock
Beneficial Owner(1)	Beneficial Ownership (2)		Outstanding (3)
Edward H. Kennedy	(4)(5)	91,098	*
Michael D. Bornak	(4)(6)	36,667	*
David L. Blakeney		23,334	*
Robert H. King	(4)	19,999	*
Gregory M. Nulty		0	—
Scott C. Chandler	(7)	16,598	*
Richard H. Heibel	(4)(7)(8)	119,973	*
Charles E. Hoffman	(4)(7)	49,098	*
Robert W. Kampmeinert	(4)(7)	50,764	*
Edward B. Meyercord, III	(7)	16,798	*
Jeffrey M. Solomon	(7)(9)	2,109,055	16.25%
All directors and executive officers as a group (14 persons)	(4) — (9)	2,580,884	19.88
Ramius LLC 599 Lexington Avenue 20th Floor New York, NY 10022	(10)	2,094,957	16.14
Bradford Capital Partners 133 Freeport Rd. Pittsburgh, PA 15215	(11)	1,547,053	11.91
Dimensional Fund Advisors LP Palisades West, Building One, 6300 Bee Cave Road Austin, Texas 78746	(12)	1,073,801	8.27
Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	(13)	828,060	6.38
Renaissance Technologies, LLC 800 Third Avenue New York, NY 10022	(14)	709,800	5.47
Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	(15)	666,200	5.13
Wellington Trust Company, NA c/o Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	(16)	666,200	5.13

*      Less than 1%

Notes to Security Ownership of Certain Beneficial Owners and Management Table:
(1)	If not provided above, the address of listed shareholders is c/o Tollgrade Communications, Inc., 3120 Unionville Rd, Suite 400, Cranberry Twp., PA 16066.

(2)	Under regulations of the SEC, a person who has or shares voting or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares, and investment power is the power to dispose of or direct the disposition of shares. Unless otherwise indicated in the other footnotes below, each person has sole voting power and sole investment power as to all shares listed opposite his name. The inclusion of any shares of stock deemed to be beneficially owned does not constitute an admission of beneficial ownership of those shares.

(3)	In computing the percentage ownership of any person, the number of shares outstanding includes 13,007,388 shares of common stock outstanding as of February 28, 2011, plus any shares subject to outstanding stock options exercisable within 60 days after February 28, 2011, held by the applicable person or persons.

(4)	Includes options there were exercisable on or within 60 days of February 28, 2011 of such individual for the following number of shares: Kennedy (35,000), Bornak (16,667), King (19,999), Heibel (35,000), Hoffman (35,000), Kampmeinert (35,000) and other executive officers as a group (80,481).

(5)	Includes 50,000 restricted share units issued to Mr. Kennedy on March 23, 2010, which vest on March 23, 2011.

(6)	Includes 20,000 restricted shares granted to Mr. Bornak on March 26, 2010, which vest on March 26, 2013.

(7)	Includes 8,000 restricted shares granted to each of our non-employee directors on October 1, 2010, which vest on October 1, 2011.

(8)	Includes 32,246 shares held by the spouse of Dr. Heibel, as to which Dr. Heibel shares voting and dispositive power.

(9)	Includes 965,199 shares held by Ramius Value and Opportunity Master Fund Ltd., 794,514 shares held by Ramius Navigation Master Fund Ltd., and 335,244 shares held by Ramius Enterprise Master Fund Ltd., which Mr. Solomon may be deemed to beneficially own as described in Note 10, below. Mr. Solomon disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(10)	Information taken solely from the Form 4 filed with the SEC on May 1, 2010 by Ramius LLC, C4S & Co LLC, Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss, Jeffrey M. Solomon, Cowen Group, Inc. and RGC Holdings, LLC (collectively the “Reporting Persons” for purposes of this footnote 10). Based on the matters reported in such filing, as of May 1, 2010:
•	Ramius Value and Opportunity Master Fund Ltd. (“Value and Opportunity Master Fund”) is the beneficial owner of 965,199 shares.

•	Ramius PB, Ltd. is the beneficial owner of 794,514 shares.

•	Ramius Navigation Master Fund Ltd. is the beneficial owner of 335,244 shares.

•	RCG PB Ltd. (“RCG PB”), as the sole shareholder of Navigation Master Fund, may be deemed to beneficially own the common stock beneficially owned by Navigation Master Fund.
Each Reporting Person (other than Ramius Enterprise Master Fund Ltd, Value and Opportunity Master Fund, Ramius Navigation Master Fund Ltd and RCG PB) disclaims beneficial ownership of the shares of common stock except to the extent of his or its pecuniary interest therein.

As the sole member of Ramius Advisors, LLC (“Ramius Advisors”), the investment advisor of Ramius Enterprise Master Fund Ltd (“Enterprise Master Fund”), Ramius LLC (“Ramius”) may be deemed to beneficially own the shares of common stock beneficially owned by Enterprise Master Fund. As the sole member of Ramius, Cowen Group, Inc. (“Cowen”) may be deemed to beneficially own the shares of common stock beneficially owned by Enterprise Master Fund. As a significant shareholder of Cowen, RCG Holdings LLC (“RCG Holdings”) may be deemed to beneficially own the shares of common stock beneficially owned by Enterprise Master Fund. As the managing member of RCG Holdings, C4S, & Co., L.L.C. (“C4S”) may be deemed to beneficially own the shares of common stock beneficially owned by Enterprise Master Fund. As the managing members of C4S, each of Messrs. Cohen, Stark, Solomon and Strauss may be deemed to beneficially own the shares of common stock beneficially owned by Enterprise Master Fund.

As the sole member of Ramius Advisors, the investment advisor of Ramius Navigation Master Fund Ltd (“Navigation Master Fund”), Ramius may be deemed to beneficially own the shares of common stock beneficially owned by Navigation Master Fund. As the sole member of Ramius, Cowen may be deemed to beneficially own the shares of common stock beneficially owned by Navigation Master Fund. As a significant shareholder of Cowen, RCG Holdings may be deemed to beneficially own the shares of common stock beneficially owned by Navigation Master Fund. As the managing member of RCG Holdings, C4S may be deemed to beneficially own the shares of common stock beneficially owned by Navigation Master Fund. As the managing members of C4S each of Peter A. Cohen, Morgan B. Stark, Jeffrey M. Solomon and Thomas W. Strauss may be deemed to beneficially own the shares of common stock beneficially owned by Navigation Master Fund.

As the sole member of RCG Starboard Advisors, LLC (“RCG Starboard Advisors”), the investment manager of Ramius Value and Opportunity Master Fund Ltd (“Value and Opportunity Master Fund”)., Ramius may be deemed to beneficially own the shares of common stock beneficially owned by Value and Opportunity Master Fund. As the sole member of Ramius, Cowen may be deemed to beneficially own the shares of common stock beneficially owned by Value and Opportunity Master Fund. As a significant shareholder of Cowen, RCG Holdings may be deemed to beneficially own the shares of common stock beneficially owned by Value and Opportunity Master Fund. As the managing member of RCG Holdings, C4S may be deemed to beneficially own the shares of common stock beneficially owned by Value and Opportunity Master Fund. As the managing members of C4S, each of Messrs. Cohen, Stark, Solomon and Strauss may be deemed to beneficially own the shares of common stock beneficially owned by Value and Opportunity Master Fund.

As the sole member of Ramius Advisors, the investment advisor of RCG PB, Ramius may be deemed to beneficially own the shares of common stock beneficially owned by RCG PB. As the sole member of Ramius, Cowen may be deemed to beneficially own the shares of common stock beneficially owned by RCG PB. As the majority shareholder of Cowen, RCG Holdings may be deemed to beneficially own the shares of common stock beneficially owned by RCG PB. As the managing member of RCG Holdings, C4S may be deemed to beneficially own the shares of common stock beneficially owned by RCG PB. As the managing members of C4S, each of Messrs. Cohen, Stark, Solomon and Strauss may be deemed to beneficially own the shares of common stock beneficially owned by RCG PB.

(11)	Information taken solely from the Schedule 13D/A filed with the SEC on December 1, 2008 reflecting ownership of our common stock as of December 1, 2008. The filing reflects that Bradford Capital Partners, BCP Investment LLC, Stephen J. Lynch and Joseph L. Calihan have shared voting and dispositive power over 1,547,053 shares. No more recent filings were available as of February 2011.

(12)	Information taken solely from the Schedule 13G/A filed on February 11, 2011 reflecting ownership of our common stock as of December 31, 2011. The filing indicates that Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). The filing reflects that Dimensional Fund Advisors LP has sole voting power over 1,057,376 shares and has sole power over 1,073,801 shares. In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, according to the filing, all securities reported are owned by the Funds. The filing indicates that Dimensional disclaims beneficial ownership of such securities and shall not be construed as an admission that the reporting person or any of its affiliates is the beneficial owner of any securities covered by this Schedule 13G for any other purposes than Section 13(d) of the Securities Exchange Act of 1934.

(13)	Information taken solely from the Schedule 13G/A filed with the SEC on January 25, 2011 reflecting ownership of our common stock as of December 31, 2010. The filing reflects that Royce & Associates, LLC has sole voting and dispositive power over 828,060 shares. Accordingly to the Schedule 13 G/A, the interests of one account, Royce Opportunity Fund, an investment company registered under the Investment Company Act of 1940 and managed by Royce & Associates, LLC amounted to 651,988 shares or 5.1% of the total shares outstanding.

(14)	Information taken solely from the Schedule 13G/A filed with the SEC on February 14, 2011 reflecting ownership of our common stock as of December 31, 2010. The filing indicates that it was filed pursuant to a joint filing agreement between Renaissance Technologies LLC (“RTC”), James H. Simons and Renaissance Technologies Holdings Corporation (“RTHC”). The filing reflects that each of RTC, in its capacity as investment advisor, and RTHC beneficially owns and has sole voting and dispositive power over 790,800 shares of our common stock. Certain funds and accounts managed by RTC have the right to receive dividends and proceeds from the sale of the securities covered by the filing. According to the filing, as of January 1, 2010, James H. Simons ceased to be the beneficial owner of any of these shares.

(15)	Information taken solely from the Schedule 13G filed with the SEC on February 14, 2011 reflecting ownership of our common stock as of December 31, 2010. The filing reflects that Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 666,200 of our shares or 5.21% which are held of record by clients of Wellington Management. According to the Schedule 13G, the securities are owned of record by clients of Wellington Management and those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. According to the Schedule 13G, no such client is known to have such right or power with respect to more than five percent of this class of securities other than Wellington Trust, which is disclosed in the Note below.

(16)	Information taken solely from the Schedule 13G filed with the SEC on February 14, 2011 reflecting ownership of our common stock as of December 31, 2010. The filing reflects that Wellington Trust, in its capacity as investment adviser, may be deemed to beneficially own 666,200 of our shares or 5.21% which are held of record by clients of Wellington Trust. According to the Schedule 13G, the securities are owned of record by clients of Wellington Trust and those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. According to the Schedule 13G, no such client is known to have such right or power with respect to more than five percent of this class of securities.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information about the Company’s Common Stock that may be issued upon the exercise of options outstanding under its equity compensation plans and the number of securities remaining available for future issuance under its equity compensation plans as of December 31, 2010.

			No. of securities remaining available for
			future issuance under
	No. of securities		equity compensation
	to be issued upon		plans (excluding
	exercise of	Weighted average	securities to be issued
	outstanding	exercise price of	upon exercise of
	options	outstanding options	outstanding options
Equity compensation plans approved by security holders
1995 Long-Term Incentive Compensation Plan (1)	142,382	$14.99	—
2006 Long-Term Incentive Compensation Plan	1,117,277	$6.33	1,306,787
Equity compensation plans not approved by security holders
1998 Employee Incentive Compensation Plan (1)	53,333	$24.96	—
Total:	1,312,992		1,306,787

(1)	No further grants may be made under these plans.
See Note 2 to the consolidated financial statements for additional information regarding the Company’s equity compensation plans

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Related Party Transaction Policy
     On January 23, 2007, the Board of Directors approved a Statement of Policy with Respect to Related Party Transactions, a copy of which is available on our website at www.tollgrade.com. The policy sets forth our procedures with respect to the monitoring, review, approval and ratification of related party transactions (as defined in the policy).
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
Related Party Transactions
     Tollgrade did not enter into any related party transactions in 2010 and no related party transactions are currently proposed.
Director Independence
     The Board has determined that each of our non-employee directors, and each member of the Board’s Audit, Compensation and Corporate Governance Committees, is an independent director under the applicable Nasdaq listing standards, as well as the stricter standard for independence adopted by the Board in the Board’s Guidelines on Corporate Governance Matters.

Item 14.	Principal Accounting Fees and Services
     For the year ended December 31, 2010, our independent registered public accounting firm was Deloitte & Touche LLP (“Deloitte”). For the year ended December 31, 2009, our independent registered public accounting firm was PricewaterhouseCoopers LLP (“PwC”). The table below reflects the fees and expenses for services rendered by PwC for the year ended December 31, 2009, and the fees and expenses for services rendered by Deloitte for the year ended December 31, 2010.

Applicable Fees	Year ended December 31, 2009	Year ended December 31, 2010
Audit Fees	$598,585	$327,600
Audit-Related Fees	57,800	—
Tax Fees	13,998	154,553
All Other Fees	207,000	40,271
Total Fees	$877,383	$522,424
     “Audit Fees” consisted of fees and expenses for professional services rendered by PwC for the year ended December 31, 2009, and by Deloitte for the year ended December 31, 2010, for (a) the audits of our annual consolidated financial statements and internal control over financial reporting, (b) the reviews of the unaudited condensed consolidated financial statements included in our quarterly reports on Form 10-Q during such year, and (c) in each case other services normally provided in connection with regulatory filings.
     “Audit-Related Fees” for the year ended December 31, 2009 consisted of fees and expenses for audit-related services rendered by PwC for the year ended December 31, 2009 in connection with our acquisition of certain assets in connection with a managed services contract in April 2009, and our disposition of the assets related to our cable product line in May 2009.
     “Tax Fees” consisted of fees and expenses for professional services rendered to us for tax compliance, tax advice and tax planning by PwC for the year ended December 31, 2009 and by Deloitte for the year ended December 31, 2010.

     “All Other Fees” for the year ended December 31, 2009 consisted of fees and expenses of PwC, which were associated with due diligence efforts related to a potential transaction that we ultimately determined not to pursue.
     Since May 2003, the Audit Committee has required that all non-audit services to be performed by outside independent registered public accounting firms be approved in advance by the Audit Committee, and in October 2003, the Audit Committee Charter was amended to that effect. All audit and non-audit services provided by PwC in 2009 and by Deloitte in 2010 were approved in advance by the Audit Committee, and no fees were paid to PwC or to Deloitte under a de minimus exception that waives pre-approval for certain non-audit services.
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

(3)	The following exhibits are included herewith and made a part hereof:

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of February 21, 2011, by and among Talon Merger Sub, Inc., a Pennsylvania corporation, Talon Holdings, Inc., a Delaware corporation, and Tollgrade Communications, Inc., a Pennsylvania corporation, incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the SEC on February 25, 2011

3.1	Amended and Restated Articles of Incorporation of the Company (the “Articles”) as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the “Company”) on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 1999 (the “1998 10-K”)

3.1a	Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 10-K

3.1b	Amendment to Articles incorporated herein by reference, filed on the Company’s Report on Form 8-K filed with the SEC on May 21, 2007

3.2	Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed with the SEC on May 21, 2007

10.1	Lease and License for Alterations dated October 18, 2007 among Tollgrade UK Limited, Tollgrade Communications, Inc., Bedell Corporate Trustees Limited and Atrium Trustees (as Trustees of the Park One Unit Trust), filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 8, 2007

10.2	Agreement dated November 27, 2006 by and between Knightsbridge Realty L.L.C. and Tollgrade Communications, Inc., filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 30, 2006

10.3	Lease Agreement, dated as of August 31, 2005, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on September 7, 2005

10.4	Amendment of Lease, dated May 22, 2009, between the Regional Industrial Development Corporation of Southwestern Pennsylvania and Tollgrade Communications, Inc., filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009

Exhibit
Number	Description
10.5	Amendment of Lease, dated September 14, 2009, between the Regional Industrial Development Corporation of Southwestern Pennsylvania and Tollgrade Communications, Inc., filed as Exhibit 10.10 to the Company’s Form 10-K filed with the SEC on March 10, 2010 (the “2009 10-K”)

10.6	Lease Agreement dated October 13, 2010 between CBP 110 LP and Tollgrade Communications, Inc., filed herewith

10.7 *	1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company, filed with the SEC on March 22, 2002

10.8 *	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on November 12, 1996

10.9 *	Amendment dated December 13, 2007 to the 1995 Long-Term Incentive Compensation Plan, filed as Exhibit 10.40 to the Company’s Form 10-K filed with the SEC on March 17, 2008 (the “2007 10-K”)

10.10 *	1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K, filed with the SEC on March 22, 2002 (the “2001 10-K”)

10.11 *	Amendment dated December 13, 2007 to the 1998 Long-Term Incentive Compensation Plan, filed as Exhibit 10.41 to the 2007 10-K

10.12 *	Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan as amended and restated as of August 5, 2009, filed as Exhibit 10.12 to the 2009 10-K

10.13 *	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on October 27, 2006

10.14 *	Form of Employee Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.37 to the Company’s Form 10-K filed with the SEC on March 17, 2008 (the “2007 10-K”)

10.15 *	Form of Director Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.38 to the 2007 10-K

10.16 *	Stock Appreciation Rights Agreement dated March 25, 2010 between the Company and Edward H. Kennedy, filed herewith

10.17 *	Management Incentive Compensation Plan, as amended, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on April 27, 2007

10.18 *	Amendment dated December 13, 2007 to the Management Incentive Compensation Plan, filed as Exhibit 10.39 to the 2007 10-K

10.19 *	Appendix I to Management Incentive Compensation Plan for 2010 Award Year, adopted February 19, 2010, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 6, 2010

10.20 *	Severance Policy, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on January 31, 2008

10.21 *	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Joe O’Brien, filed as Exhibit 10.3 to the March 19, 2009 8-K

10.22 *	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Robert King, filed as Exhibit 10.4 to the March 19, 2009 8-K

10.23 *	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and David L. Blakeney, filed as Exhibit 10.6 to the March 19, 2009 8-K

10.24 *	Form of Amendment to Severance Agreement dated December 15, 2010 in effect between the Company and each of David L. Blakeney, Robert H. King and Joseph G. O’Brien, filed herewith

10.25 *	Summary of 2010 Commission Program for Robert H. King, as described in the Report on Form 8-K filed with the SEC on April 30, 2010

Exhibit
Number	Description
10.26*	Summary of 2011 Commission Program for Robert H. King, filed herewith

10.27*	Agreement dated September 23, 2010 by and between Tollgrade Communications, Inc. and Edward H. Kennedy, incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed with the SEC on September 29, 2010

10.28*	Amendment dated February 20, 2011 to the Agreement dated September 23, 2010 by and between the Company and Edward H. Kennedy, incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed with the SEC on February 25, 2011

10.29*	Agreement dated March 12, 2010 between Tollgrade Communications, Inc. and Michael D. Bornak, filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the SEC on March 24, 2010

10.30*	Agreement dated March 12, 2010 between Tollgrade Communications, Inc. and Jennifer M. Reinke, filed herewith

10.31*	Agreement dated June 21, 2010 between Tollgrade Communications, Inc. and Gregory M. Nulty, filed herewith

10.32*	Form of Amendment dated December 15, 2010 to Agreement in effect between the Company and each of Michael D. Bornak, Gregory M. Nulty and Jennifer M. Reinke, filed herewith

10.33*	Amendment dated February 20, 2011 to Agreement in effect between the Company and Michael D. Bornak, incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed with the SEC on February 25, 2011

10.34*	Amendment dated February 20, 2011 to Agreement in effect between the Company and Gregory M. Nulty, filed herewith

10.35*	Amendment dated February 20, 2011 to Agreement in effect between the Company and Jennifer M. Reinke, filed herewith

10.36*	Separation and Mutual Release Agreement, dated June 18, 2010, between Tollgrade Communications, Inc. and Joseph A. Ferrara, filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 3, 2010

10.37*	Severance Agreement, dated December 7, 2010, between the Company and Thomas J. Kolb, filed herewith

21.1	List of subsidiaries of the Company, filed as Exhibit 21.1 to the 2007 Form 10-K

23.1	Consent of Deloitte & Touche LLP, filed herewith

23.2	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, filed herewith

*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Copies of the exhibits filed as part of this Form 10-K are available free of charge to any shareholder of record upon written request to the Secretary, Tollgrade Communications, Inc., 3120 Unionville Road, Suite 400, Cranberry Twp., PA 16066.

™LoopCare is a trademark of Tollgrade Communications, Inc.

™N(x)Test is a trademark of Tollgrade Communications, Inc.

™LTSC is a trademark of Tollgrade Communications, Inc.

®Tollgrade is a registered trademark of Tollgrade Communications, Inc.

®DigiTest is a registered trademark of Tollgrade Communications, Inc.

®ICE is a registered trademark of Tollgrade Communications, Inc.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 10, 2011.

TOLLGRADE COMMUNICATIONS, INC.
By	/s/ Edward H. Kennedy
Edward H. Kennedy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of March 10, 2011.

Signature	Title

/s/ Edward H. Kennedy Edward M. Kennedy	Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Scott C. Chandler Scott C. Chandler	Director

/s/ Richard H. Heibel Richard H. Heibel	Director

/s/ Charles E. Hoffman Charles E. Hoffman	Director

/s/ Robert W. Kampmeinert Robert W. Kampmeinert	Director

/s/ Edward B. Meyercord Edward B. Meyercord, III	Director

/s/ Jeffrey M. Solomon Jeffrey M. Solomon	Director

/s/ Michael D. Bornak Michael D. Bornak	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Mark C. Lang Mark C. Lang	Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of February 21, 2011, by and among Talon Merger Sub, Inc., a Pennsylvania corporation, Talon Holdings, Inc., a Delaware corporation, and Tollgrade Communications, Inc., a Pennsylvania corporation, incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the SEC on February 25, 2011

3.1	Amended and Restated Articles of Incorporation of the Company (the “Articles”) as amended through May 6, 1998 (conformed copy), incorporated herein by reference to Exhibit 3.1 to the Annual Report of Tollgrade Communications, Inc. (the “Company”) on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 1999 (the “1998 10-K”)

3.1a	Statement with Respect to Shares dated July 23, 1996 (conformed copy), incorporated herein by reference to Exhibit 3.1a to the 1998 10-K

3.1b	Amendment to Articles incorporated herein by reference, filed on the Company’s Report on Form 8-K filed with the SEC on May 21, 2007

3.2	Amended and Restated Bylaws of the Company filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed with the SEC on May 21, 2007

10.1	Lease and License for Alterations dated October 18, 2007 among Tollgrade UK Limited, Tollgrade Communications, Inc., Bedell Corporate Trustees Limited and Atrium Trustees (as Trustees of the Park One Unit Trust), filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 8, 2007

10.2	Agreement dated November 27, 2006 by and between Knightsbridge Realty L.L.C. and Tollgrade Communications, Inc., filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 30, 2006

10.3	Lease Agreement, dated as of August 31, 2005, between Regional Industrial Development Corporation of Southwestern Pennsylvania and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on September 7, 2005

10.4	Amendment of Lease, dated May 22, 2009, between the Regional Industrial Development Corporation of Southwestern Pennsylvania and Tollgrade Communications, Inc., filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 6, 2009

10.5	Amendment of Lease, dated September 14, 2009, between the Regional Industrial Development Corporation of Southwestern Pennsylvania and Tollgrade Communications, Inc., filed as Exhibit 10.10 to the Company’s Form 10-K filed with the SEC on March 10, 2010 (the “2009 10-K”)

10.6	Lease Agreement dated October 13, 2010 between CBP 110 LP and Tollgrade Communications, Inc., filed herewith

10.7	1995 Long-Term Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit B to the 2002 Proxy Statement of the Company, filed with the SEC on March 22, 2002

10.8	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 1995 Long-Term Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on November 12, 1996.

10.9	Amendment dated December 13, 2007 to the 1995 Long-Term Incentive Compensation Plan, filed as Exhibit 10.40 to the Company’s Form 10-K filed with the SEC on March 17, 2008 (the “2007 10-K”)

10.10	1998 Employee Incentive Compensation Plan, amended and restated as of January 24, 2002, incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K, filed with the SEC on March 22, 2002 (the “2001 10-K”)

10.11	Amendment dated December 13, 2007 to the 1998 Long-Term Incentive Compensation Plan, filed as Exhibit 10.41 to the 2007 10-K

Exhibit
Number	Description
10.12	Tollgrade Communications, Inc. 2006 Long-Term Incentive Compensation Plan as amended and restated as of August 5, 2009, filed as Exhibit 10.12 to the 2009 10-K

10.13	Form of Stock Option Agreement for Non-Statutory Stock Options granted under the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on October 27, 2006

10.14	Form of Employee Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.37 to the Company’s Form 10-K filed with the SEC on March 17, 2008 (the “2007 10-K”)

10.15	Form of Director Restricted Share Agreement for restricted share grants pursuant to the 2006 Long-Term Incentive Compensation Plan, filed as Exhibit 10.38 to the 2007 10-K

10.16	Stock Appreciation Rights Agreement dated March 25, 2010 between the Company and Edward H. Kennedy, filed herewith

10.17	Management Incentive Compensation Plan, as amended, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on April 27, 2007

10.18	Amendment dated December 13, 2007 to the Management Incentive Compensation Plan, filed as Exhibit 10.39 to the 2007 Form 10-K

10.19	Appendix I to Management Incentive Compensation Plan for 2010 Award Year, adopted February 19, 2010, filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 6, 2010

10.20	Severance Policy, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 31, 2008

10.21	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Joe O’Brien, filed as Exhibit 10.3 to the March 19, 2009 8-K

10.22	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and Robert King, filed as Exhibit 10.4 to the March 19, 2009 8-K

10.23	Severance Agreement dated March 17, 2009 between Tollgrade Communications, Inc. and David L. Blakeney, filed as Exhibit 10.6 to the March 19, 2009 8-K

10.24	Form of Amendment to Severance Agreement dated December 15, 2010 in effect between the Company and each of David L. Blakeney, Robert H. King and Joseph G. O’Brien, filed herewith

10.25	Summary of 2010 Commission Program for Robert H. King, as described in the Report on Form 8-K filed with the SEC on April 30, 2010

10.26	Summary of 2011 Commission Program for Robert H. King, filed herewith

10.27	Agreement dated September 23, 2010 by and between Tollgrade Communications, Inc. and Edward H. Kennedy, incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed with the SEC on September 29, 2010

10.28	Amendment dated February 20, 2011 to the Agreement dated September 23, 2010 by and between the Company and Edward H. Kennedy, incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K, filed with the SEC on February 25, 2011

10.29	Agreement dated March 12, 2010 between Tollgrade Communications, Inc. and Michael D. Bornak, filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the SEC on March 24, 2010

10.30	Agreement dated March 12, 2010 between Tollgrade Communications, Inc. and Jennifer M. Reinke, filed herewith

10.31	Agreement dated June 21, 2010 between Tollgrade Communications, Inc. and Gregory M. Nulty, filed herewith

10.32	Form of Amendment dated December 15, 2010 to Agreement in effect between the Company and each of Michael D. Bornak, Gregory M. Nulty and Jennifer M. Reinke, filed herewith

10.33	Amendment dated February 20, 2011 to Agreement in effect between the Company and Michael D. Bornak, incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, filed with the SEC on February 25, 2011

Exhibit
Number	Description
10.34	Amendment dated February 20, 2011 to Agreement in effect between the Company and Gregory M. Nulty, filed herewith

10.35	Amendment dated February 20, 2011 to Agreement in effect between the Company and Jennifer M. Reinke, filed herewith

10.36	Separation and Mutual Release Agreement, dated June 18, 2010, between Tollgrade Communications, Inc. and Joseph A. Ferrara, filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 3, 2010

10.37	Severance Agreement, dated December 7, 2010, between the Company and Thomas J. Kolb, filed herewith

21.1	List of subsidiaries of the Company, filed as Exhibit 21.1 to the 2007 Form 10-K

23.1	Consent of Deloitte & Touche LLP, filed herewith

23.2	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Chief Financial Officer, filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, filed herewith