Form 10-Q
period 2011-03-31
TOLLGRADE COMMUNICATIONS INC \PA\
filed 2011-05-10
CIK 1002531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from      to
Commission File Number: 000-27312
TOLLGRADE COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1537134
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
3120 Unionville Road, Suite 400
Cranberry Township, PA 16066
(Address of principal executive offices, including zip code)
724-720-1400
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

Yes ☐ No ☑
As of May 3, 2011, there were 13,084,449 shares of the Registrant’s Common Stock, $0.20 par value per share, outstanding.

TOLLGRADE COMMUNICATIONS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value) (Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$70,886	$72,194
Short-term investments	—	3
Accounts receivable:
Trade, net of allowance for doubtful accounts at $1,658 in 2011 and $1,496 in 2010	8,798	7,975
Other	906	650
Inventories	1,256	1,373
Prepaid expenses and deposits	751	798
Deferred and refundable income taxes	111	93

Total current assets	82,708	83,086
Property and equipment, net	3,877	2,246
Intangibles	5,190	5,391
Deferred tax assets	241	191
Other assets	423	423

Total assets	$92,439	$91,337

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$544	$1,867
Accrued warranty	189	222
Accrued expenses	2,139	986
Accrued salaries and wages	509	1,044
Accrued royalties payable	67	218
Income taxes payable	489	481
Deferred revenue	927	593

Total current liabilities	4,864	5,411
Pension obligation	864	795
Deferred tax liabilities	14	14
Other liabilities	1,748	825

Total liabilities	7,490	7,045
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.20 par value 50,000 authorized shares, issued shares, 14,270 in 2011 and 14,073 in 2010	2,854	2,815
Additional paid-in capital	78,854	77,326
Treasury stock, at cost, 1,162 shares in 2010 and 2009	(8,632)	(8,632)
Retained earnings	12,789	13,966
Accumulated other comprehensive loss	(916)	(1,183)

Total shareholders’ equity	84,949	84,292

Total liabilities and shareholders’ equity	$92,439	$91,337

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues:
Products	$2,830	$4,222
Services	6,566	6,945

Total revenues	9,396	11,167
Cost of sales:
Products	1,596	1,814
Services	1,700	1,993
Amortization	302	400
Severance	—	468

Total cost of sales	3,598	4,675

Gross profit	5,798	6,492

Operating expenses:
Selling and marketing	1,390	2,063
General and administrative	3,509	2,218
Research and development	1,774	2,360
Severance	245	1,258

Total operating expense	6,918	7,899

Loss from operations	(1,120)	(1,407)
Other income	90	(409)

Loss before income taxes	(1,030)	(1,816)
Provision/(benefit) for income taxes	147	(153)

Net loss	(1,177)	(1,663)

PER SHARE INFORMATION:

Weighted average shares of common stock and equivalents:
Basic	13,018	12,656
Diluted	13,018	12,656

Net loss per common share:
Basic	$(0.09)	$(0.13)
Diluted	$(0.09)	$(0.13)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TOLLGRADE COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	March 31,	March 31,
	2011	2010

Cash flows from operating activities :
Net Loss	$(1,177)	$(1,663)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	302	400
Depreciation expense	298	327
Stock-based compensation expense	172	506
Deferred income taxes	(46)	(825)
Loss on disposed assets	5	—
Inventory impairment	73	—
Provision for allowance for doubtful accounts	75	—
Changes in assets and liabilities:
Accounts receivable-trade and other	(967)	(1,065)
Inventories	44	267
Prepaid expenses, deposits and other assets	52	5
Accounts payable	(1,272)	115
Accrued warranty	(36)	(2)
Accrued expenses	(420)	410
Income taxes payable	339	(494)
Other	843	—

Net cash used in operating activities	(1,715)	(2,019)

Cash flows from investing activities:
Redemption of short term investments	3	—
Purchase of property and equipment	(1,132)	(151)

Net cash used in investing activities	(1,129)	(151)

Cash flows from financing activities:

Proceeds from the exercise of stock options	1,395	—
Other	114
Repurchase of treasury stock	—	(69)

Net cash provided by/(used) in financing activities	1,509	(69)

Net (decrease)/increase in cash and cash equivalents	(1,335)	2,239
Effect of exchange rate changes on cash and cash equivalents	27	(50)
Cash and cash equivalents, beginning of period	72,194	66,046

Cash and cash equivalents, end of period	$70,886	$63,757

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	231	704
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Tollgrade Communications, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholder’s Equity
In thousands (Unaudited)

	Common Stock			Treasury Stock
			Additional				Accumulated Other
			Paid-In			Retained	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance at December 31, 2010	14,073	$2,815	$77,326	1,162	$(8,632)	$13,966	$(1,183)	$84,292

Exercise of common stock options	197	$39	$1,356					$1,395

Compensation expense for options and restricted stock, net			$172					$172

Foreign currency translation							$267	$267

Net Loss						$(1,177)		$(1,177)

Balance at March 31, 2011	14,270	$2,854	$78,854	1,162	$(8,632)	$12,789	$(916)	$84,949

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
We have prepared the accompanying unaudited condensed consolidated financial statements included herein in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements as of and for the three month period ended March 31, 2011 should be read in conjunction with our consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of our management, all adjustments considered necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements were included, and all adjustments are of a normal and recurring nature. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
As of March 31, 2011, we have adopted accounting guidance for revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance. This adoption has not had a material impact on our financial position, results of operations or cash flows.
As of March 31, 2011, we have also adopted accounting guidance for revenue arrangements that include both tangible products and software elements. This adoption has not had a material impact on our financial position, results of operations or cash flows.
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
The fair value of cash equivalents was $70.9 million and $72.2 million at March 31, 2011 and December 31, 2010, respectively. These financial instruments are classified in Level 1 of the fair value hierarchy.

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
Stock-Based Compensation Expense
We recognized total stock-based compensation expense of approximately $0.2 million and $0.5 million for the three month period ended March 31, 2011 and March 31, 2010, respectively.
The unamortized stock-based compensation expense from operations related to stock options and restricted stock totaled $1.5 million at March 31, 2011.
Transactions involving stock options under the Company’s various plans and otherwise are summarized below:

	Number of	Range of Option	Weighted Average
	Shares	Prices	Exercise Price
Outstanding, December 31, 2010	1,312,992	$3.27 - $32.90	$8.03

Exercised	(196,772)	$5.17 - $9.49	$7.09
Cancelled/Forfeited/Expired	(16,650)	$8.49 - $32.28	$18.42

Outstanding, March 31, 2011	1,099,570	$3.27 - $32.90	$8.04

4. SEVERANCE
During the first quarter of 2011, we recorded a severance charge of $0.2 million in operating expenses associated with the second quarter departure of our former Vice President of Research and Development. All cash payments related to this action are expected to be paid during the second quarter of 2011 and no further expense is anticipated.
During the first quarter of 2010, we accelerated our efforts to reduce our operating expenses in order to help position us to achieve stronger profitability levels in the future. As such, we eliminated approximately 48 positions across all functional levels of the organization in an effort to reduce our overall cost structure. The total severance charge associated with these actions was approximately

$1.7 million of which approximately $.5 million was recorded as cost of sales expense and $1.2 million was recorded as an operating expense. All cash payments related to this action have been made and there are no further expenses related to these actions.
5. INTANGIBLE ASSETS
The following information is provided regarding our intangible assets (in thousands):

		March 31, 2011
				Impairments
				During the
	Useful Life		Accumulated	Reporting
	(Years)	Gross	Amortization	Period	Net

Amortizing Intangible Assets:
Post warranty service agreements	6-15	$37,757	$33,407		$4,350
Technology	2-10	13,332	12,728		$604
Customer relationships	5-15	732	544		$188
Tradenames and other	0.5-10	305	257		$48

Total Intangible Assets		$52,126	$46,936	$0	$5,190

		December 31, 2010
				Impairments
				During the
	Useful Life		Accumulated	Reporting
	(Years)	Gross	Amortization	Period	Net

Amortizing Intangible Assets:
Post warranty service agreements	6-15	$37,539	$33,113		$4,426
Technology	2-10	13,986	13,275		$711
Customer relationships	5-15	905	704		$201
Tradenames and other	0.5-10	574	521		$53

Total Intangible Assets		$53,004	$47,613	$0	$5,391

Amortization expense is estimated to be $0.9 million, $0.7 million, $0.6 million, $0.5 million and $0.4 million for the remainder of 2011, and each of the years 2012, 2013, 2014 and 2015, respectively.
Impairments
Long-Lived Assets
We perform impairment reviews of our long-lived assets upon a change in business conditions or upon the occurrence of a triggering event. No impairments have been triggered for the three months ended March 31, 2011 and March 31, 2010.
6. INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$525	$804
Work in process	117	179
Finished goods	614	390

Total Inventory	1,256	1,373

7. PRODUCT WARRANTY
Activity in the warranty accrual is as follows (in thousands):

	March 31, 2011	December 31, 2010
Balance at the beginning of the period	$222	$504
Accruals for warranties issued during the period	46	251
Settlements during the period	(79)	(533)

Balance at the end of the period	$189	$222

8. PER SHARE INFORMATION
Basic income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted income per common share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under our share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. When we are in a loss position, we do not include any stock options outstanding with an exercise price below the average market price, as their effect would be considered anti-dilutive. The three month periods ended March 31, 2011 and 2010 do not include the effect of dilutive securities because inclusion would be anti-dilutive to the earnings per share calculation. As of March 31, 2011 and March 31, 2010, 166,353 and 1,510,678 equivalent shares, respectively, were anti-dilutive.
9. REVENUE CONCENTRATION, MAJOR CUSTOMERS
The following table represents our total sales by major product lines as well as the percentage of total revenue represented by sales of each such major product line.

	March 31, 2011		March 31, 2010

System Test Products	$1,630	17%	$2,430	22%
MCU	1,142	12%	1,776	16%
Other	58	1%	16	0%

Total Products	$2,830	30%	4,222	38%

Managed Services	1,697	18%	1,748	16%
Other Services	4,869	52%	5,197	47%

Total Services	$6,566	70%	6,945	62%

Total Revenue	$9,396	100%	$11,167	100%

As of March 31, 2011, we had approximately $1.4 million of accounts receivable with one customer, which individually exceeded 10% of our March 31, 2011 receivable balance. As of December 31, 2010, we had approximately $3.0 million of accounts receivable with two customers, each of which individually exceeded 10% of our December 31, 2010 receivable balances.

The following table represents sales to our customers that individually exceeded 10% of our net sales:

	March 31, 2011		March 31, 2010

Customer A	$1,697	18%	$1,752	16%
Customer B	1,550	17%	2,828	25%
Customer C	1,062	11%	950	9%

Total	$4,309	46%	$5,530	50%

Our sales are primarily in the following geographic areas: Domestic (United States); the Americas (excluding the United States); Europe, the Middle East and Africa (“EMEA”); and Asia. The following table represents sales to our customers based on these geographic locations:

	March 31, 2011		March 31, 2010

Region
EMEA	$2,125	23%	$3,455	31%
Americas	635	7%	235	2%
Asia	10	0%	12	0%

Total International	2,770	30%	3,702	33%
Total Domestic	6,626	70%	7,465	67%

Total Revenue	$9,396	100%	$11,167	100%

10. COMPREHENSIVE INCOME

	Three Months Ended
	March 31, 2011	March 31, 2010

Net Loss	$(1,177)	$(1,663)
Foreign currency translation	(29)	421

Comprehensive Loss	$(1,206)	$(1,242)

11. SUBSEQUENT EVENTS
As we have previously disclosed, on February 22, 2011, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated February 21, 2011 with Talon Holdings, Inc. a Delaware corporation (“Parent”), and Talon Merger Sub Inc., a Pennsylvania Corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of the Parent. Parent is owned by investment funds managed by Golden Gate Private Equity, Inc. Subsequent to our announcement of the Merger Agreement, four class action lawsuits were filed against the Company, the Company’s directors, and in some cases, Parent, Merger Sub and Golden Gate Capital in connection with the proposed Merger. On April 1, 2011, we filed a definitive proxy statement describing the proposed merger. On April 27, 2011, we reached an agreement in principle with the plaintiffs providing for the settlement and dismissal of their lawsuits. Pursuant to that agreement, we agreed to make certain supplemental disclosures regarding the proposed merger, and filed a supplement to our definitive proxy statement on April 27, 2011. Although a final settlement amount has yet to be reached, we have accrued $0.4 million as our estimate of what we believe the anticipated outcome may be.
On May 5, 2011, we held a special meeting of shareholders to adopt the Merger Agreement. At the meeting, our shareholders voted in favor of the proposal to adopt the Merger Agreement. Represented at the meeting were

9,373,671 shares or 71.6% of the 13.092,152 shares of our common stock outstanding and entitled to vote at the meeting. Voting in favor of the proposal to adopt the Merger Agreement were 9,094,896 shares, representing 97.0% of the shares that voted, and 69.5% of total shares outstanding and entitled to vote. We anticipate the Merger closing on May 10, 2011 with our subsequent delisting from the NASDAQ exchange.
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
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (this “MD&A”) should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).
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
Overview
Tollgrade Communications, Inc. is a provider of centralized test and measurement systems and service offerings to the telecommunications market. We design, engineer, and support test systems and status monitoring hardware and software products for some of the largest telecommunication companies within the United States and Europe. Our products enable service providers to remotely diagnose and proactively address problems within their networks. By coupling our hardware and software offerings together, we provide proactive centralized test systems for our customers. Our service and managed service business includes software maintenance and support for our operating systems, along with hardware maintenance for our test probes, and our professional services, which are designed to ensure that all of the components of our customers test systems operate properly. In addition, since 2007, we have been developing a sensor and a software operating platform for the utility industry that leverages our core competency and years of experience in scaling test systems in large telecommunications networks and applying that similar business model to the utility marketplace.
As we have previously disclosed, on February 22, 2011, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated February 21, 2011 with Talon Holdings, Inc. a Delaware corporation (“Parent”), and Talon Merger Sub Inc., a Pennsylvania Corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of the Parent. Parent is owned by investment funds managed by Golden Gate Private Equity, Inc. Subsequent to our announcement of the Merger Agreement, four class action lawsuits were filed against the Company, the Company’s directors, and in some cases, Parent, Merger Sub and Golden Gate Capital in connection with the proposed Merger. On April 1, 2011, we filed a definitive proxy statement describing the proposed merger. On April 27, 2011, we reached an agreement in principle with the plaintiffs providing for the settlement and dismissal of their lawsuits. Pursuant to that agreement, we agreed to make certain supplemental disclosures regarding the proposed merger, and filed a supplement to our definitive proxy statement on April 27, 2011. Although a final settlement amount has yet to be reached, we have accrued $0.4 million as our estimate of what we believe the anticipated outcome may be.
On May 5, 2011, we held a special meeting of shareholders to adopt the Merger Agreement. At the meeting, our shareholders voted in favor of the proposal to adopt the Merger Agreement. Represented at the meeting were 9,373,671 shares or 71.6% of the 13.092,152 shares of our common stock outstanding and entitled to vote at the meeting. Voting in favor of the proposal to adopt the Merger Agreement were 9,094,896 shares, representing 97.0% of the shares that voted, and 69.5% of total shares outstanding and entitled to vote. We anticipate the Merger closing on May 10, 2011 with our subsequent delisting from the NASDAQ exchange.
As a result of the Merger, our first quarter 2011 results were negatively impacted by certain costs that we either paid or accrued in the first quarter of 2011 in conjunction with the merger. These costs included the payment of $0.5 million to Piper Jaffray & Co, our financial advisors in the transaction, for their fairness opinion. The payment to our attorneys of $0.3 million and accrued legal expenses of $0.3 million for their services in preparing the Merger Agreement, the definitive proxy statement and subsequent defense of the lawsuits mentioned above. In addition, we also accrued $0.4 million related to the proposed settlement of the lawsuits. Lastly, our first quarter 2011 results were negatively impacted by the accrued severance expense in the amount of $0.2 million related to our former Vice-President of Research and Development.
Our Customers
Our customers include the top telecom providers and numerous independent telecom and broadband providers around the world. Our primary customers for our telecommunications products and services are large domestic and European telecommunications service providers. We track our telecommunication sales by two large customer groups, the first of which includes AT&T, Verizon and Qwest (referred to herein as large domestic carriers), and the second of which includes certain large international telephone service providers in Europe, namely British Telecom, Royal KPN N.V., Belgacom S.A., Deutsche Telecom AG (T-Com) and Telefónica O2 Czech Republic, a.s. (collectively referred to herein as the “European Telcos”). For the first quarter of 2011, sales to the large domestic customers accounted for approximately 26% of our total revenue compared to approximately 34% of total revenue for the first quarter of 2010. Sales in the first quarter of 2011 and 2010 to the European Telcos accounted for approximately 21% and 18% respectively, of total revenue.
Backlog
Our order backlog for firm customer purchase orders, software maintenance contracts and managed services contracts was $19.1 million as of March 31, 2011 and December 31, 2010. The backlog at March 31, 2011 and December 31, 2010 included approximately $12.1 million and $13.4 million, respectively, related to software maintenance contracts. For the remainder of 2011, we expect to recognize $14.7 million of the March 31, 2011 backlog of $19.1 million.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010
Revenues

	March 31, 2011	March 31, 2010	Change	%
System Test Products	$1,630	$2,430	$(800)	-33%
MCU	1,142	1,776	$(634)	-36%
Other	58	16	$42	263%

Total Products	2,830	4,222	$(1,392)	-33%

Managed Services	1,697	1,748	$(51)	-3%
Other Services	4,869	5,197	$(328)	-6%

Total Services	6,566	6,945	$(379)	-5%

Total Revenue	$9,396	$11,167	$(1,771)	-16%

Our total revenues for the first quarter of 2011 were $9.4 million compared to total revenues of $11.2 million for the first quarter of 2010.
Our product revenue consists primarily of sales of our System Test Products as well as sales of our traditional MCU product line. Product revenues were approximately $2.8 million or 30% of our total first quarter 2011 revenues compared to $4.2 million or 38% of our total first quarter revenue for 2010. Overall, our first quarter 2011 product revenues decreased by approximately $1.4 million or 33% compared to the same period in the prior year. The decrease in our total product sales is primarily attributable to a $0.6 million decline in each of our MCU and DMU product lines as a result of lower demand from two of our large domestic customers. Although we expect continued sales in the foreseeable future, these are mature product lines with sales that do fluctuate based on an unpredictable demand, but we believe sales for these product lines will continue to decline over time.
Services revenue was approximately $6.6 million or 70% of total first quarter 2011 revenues compared to $6.9 million or 62% of the total first quarter revenue for 2010. Our services revenue consists of software maintenance for our 4TEL and Celerity LTSC and LoopCare products, project management fees, repair work and managed services. Overall, our first quarter 2011 service revenue decreased by approximately $0.3 million or 5% compared to the same period in the prior year. The decrease was primarily attributable to lower first quarter 2011 revenues associated with our 4TEL/Celerity software maintenance with a large international customer as compared to the first quarter 2010.
Gross Profit
Our gross profit for the first quarter of 2011 was $5.8 million compared to $6.5 million in the first quarter of 2010, a decrease of $0.7 million. However, as a percentage of sales, our gross profit margin for the first quarter of 2011 was 62% versus 58% for the first quarter of 2010. This 4% increase in our gross profit margin percentage is primarily attributable to a reduced headcount in 2011 as compared to the same 2010 period and an increase in the percentage of revenue comprised of service revenues which typically carry higher gross margins as compared to product revenues.

Selling and Marketing Expenses

	March 31, 2011	March 31, 2010	Change	%
Employee Costs	$960	$1,502	$(542)	-36%
Travel Expenses	167	207	(40)	-19%
Consulting	150	137	13	9%
Other	113	217	(104)	-48%

Total	$1,390	$2,063	$(673)	-33%
Our total selling and marketing expenses was $1.4 million in the first quarter of 2011 compared to $2.1 million in the first quarter of 2010, a decrease of $0.7 million or 33%. Our total selling and marketing expenses consist primarily of employee costs, which include salaries and related payroll taxes, benefits and commission expenses as well as related travel expenses, consulting expenses and other expenses which are individually immaterial. This decrease is primarily attributable to lower employee costs in the first quarter of 2011 as a result of our 2010 workforce reductions. Travel and consulting expenses fluctuated very little quarter over quarter, while other expense items resulted in a net decrease quarter over quarter, none of which are individually material. As a percentage of revenues, selling and marketing expenses decreased to 15% in the first quarter of 2011 from 18% in the first quarter of 2010.
General and Administrative Expenses

	March 31, 2011	March 31, 2010	Change	%
Employee Costs	$821	$913	$(92)	-10%
Stock Compensation	81	415	(334)	-80%
Bad Debt Expense	75	0	75	100%
Legal & Professional Fees	1,890	260	1,630	627%
Other	642	630	12	2%

Total	$3,509	$2,218	$1,291	58%
Our general and administrative expenses for the first quarter of 2011 were $3.5 million compared to $2.2 million in the first quarter of 2010, an increase of $1.3 million or 58%. Our general and administrative expenses consist primarily of employee costs, which include salaries payroll taxes and related employee benefit costs, stock compensation expenses, travel expenses, legal and professional fees, and other various expenses. Our general and administrative expenses increased in the first quarter 2011 primarily as a result of higher legal and professional fees of approximately $1.6 million primarily as a result of our pending merger. Included in these merger related costs are $0.5 million related to the fairness opinion provided by Piper Jaffray and Co., $0.6 million in paid and accrued legal costs to prepare the merger agreement, proxy statement and the defense of ligation for the lawsuits that were filed subsequent to the merger announcement as well as $0.4 million of accrued expenses associated with settlements of the lawsuits.
The increase in our legal and professional fees is partially offset by lower payroll and payroll related costs in the first quarter of 2011 as a result of our 2010 workforce reductions. The decrease in stock compensation expenses is due primarily to a restricted stock grant of 50,000 common shares to our Chairman of the Board in the first quarter of 2010 that did not transpire in the first quarter of 2011. Various other expense items resulted in a slight increase quarter over quarter, primarily as a result of additional travel expenses related to the proposed merger agreement and overseas contract negotiations. As a percentage of revenues, general and administrative expenses increased to 37% in the first quarter of 2011 compared to 20% in the first quarter of 2010.

Research and Development Expenses

	March 31, 2011	March 31, 2010	Change	%
Employee Costs	$1,416	$1,889	$(473)	-25%
Professional Fees	142	336	(194)	-58%
Other	216	135	81	60%

Total	$1,774	$2,360	$(586)	-25%
Our research and development expenses for the first quarter of 2011 were $1.8 million compared to $2.4 million in the first quarter of 2010, a decrease of $0.6 million or 25%. Our research and development expense consist primarily of employees costs, which include salaries, payroll taxes and related employee benefit costs, professional fees, and other expenses. In addition, because some of our contractual agreements require us to provide engineering development or repair services to our customers, a portion of our engineering costs are allocated to cost of sales. Our employee related costs have declined by approximately $0.5 million in the first quarter of 2011 as a result of our 2010 workforce reductions. Professional fees have decreased by $0.2 million due to overall cost reduction efforts. Various other expense items resulted in a slight increase of $0.1 million quarter over quarter, none of which are individually material. As a percentage of revenues, research and development expense for the first quarter of 2011 was 19% as compared to 21% for the first quarter of 2010.
Severance Expenses
In the first quarter of 2011, we recorded approximately $0.2 million of severance related to the termination of our former Vice President of Research and Development. During the first quarter of 2010, we accelerated our efforts to reduce our operating expenses in order to help position ourselves to achieve stronger profitability. As such we eliminated 48 positions across all functional levels of the organization in an effort to reduce our overall cost structure. The total severance charge associated with these actions was approximately $1.7 million of which $0.5 million was recorded as part of cost of sales and $1.2 million was recorded as an operating expense.
Other (Expense)/Income
Other income for the first quarter of 2011 was $0.1 million compared to $0.4 million of expense for the first quarter of 2010. This change of $0.5 million is due primarily to temporary foreign currency translation adjustments of our foreign entities.
Income Taxes
We recorded income tax expense of $0.1 million during the first quarter of 2011 compared to an income tax benefit of $0.2 million in the first quarter of 2010. The increase in tax expense in the first quarter of 2011 is primarily due to higher taxable earnings in the foreign operating jurisdictions as compared to the first quarter 2010.
We continue to record a valuation allowance against U.S. federal, state and certain foreign net operating losses from continuing operations incurred in the first quarter of 2011 as the tax benefit generated from those losses was deemed to be likely unrealizable in future periods.
LIQUIDITY AND CAPITAL RESOURCES
We have historically met our working capital and capital spending requirements, including the funding for expansion of operations, product developments and acquisitions, through net cash flows provided by operating activities. Our principle source of liquidity is our operating cash flows and cash on our balance sheet. Our cash, cash equivalents and short-term investments are unrestricted and available for corporate purposes, including acquisitions, research and development and other general working capital requirements. In addition, there are no material restrictions on our ability to transfer and remit funds among our international affiliated companies. Our cash and cash equivalents and short-term investments decreased to $70.9 million at March 31, 2011 from $72.2 million at December 31, 2010. The $1.3 million decrease in cash and cash equivalents and short term investments from December 31, 2010 is largely attributable to cash payments of $0.8 million related to legal and professional fees associated with the proposed merger, $0.6 million related to final payments pursuant to our 2010 incentive plan, $1.1 million related to capital expenditures for our new Cranberry, Pennsylvania headquarters, and an increase in trade accounts receivables of $0.8 million, partially offset by proceeds from the exercise of stock options of $1.4 million. We believe we have sufficient cash balances to meet our cash flow requirements and growth objectives over the next twelve months.
Net cash used in operating activities for the three months ended March 31, 2011 was $1.7 million compared to net cash used in operating activities of $2.0 million for the same period in the prior year. The decrease in net cash used in operating activities is primarily attributable to $0.5 million of additional net income over the prior period as well as other working capital fluctuations.
Net cash used in investing activities was approximately $1.1 million for the three months ended March 31, 2011, which was primarily related to capital expenditures for our new Cranberry, Pennsylvania headquarters location. Net cash used in investing activities of $0.2 million for the three months ended March 31, 2010 was primarily related to capital expenditures in support of operations.
Net cash received in financing activities was approximately $1.5 million for the three months ended March 31, 2011 as the result of the exercise of approximately 197,000 shares of our common stock. Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2010 as a result of purchasing 10,600 shares of our common stock under our stock repurchase program.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
We lease office space and equipment under agreements which are accounted for as operating leases. The lease for our new Cranberry, Pennsylvania headquarters facility commenced on February, 28, 2011 and expires on March 1, 2018. Our lease on our former Cheswick facility expired on March 31, 2011. The lease for our Piscataway, New Jersey location expires on April 30, 2012. We also have office leases in Bracknell, United Kingdom and Wuppertal, Germany, which expire on December 24, 2012 and January 31, 2012, respectively. We are also involved in various month-to-month leases for research and development and office equipment at all locations.
Minimum annual future commitments due by period as of March 31, 2011 are (in thousands):

					More
		Less than 1		3-5	than 5
	Total	year	1-3 years	years	years
Operating Lease Obligations	$3,658	$831	$1,199	$814	$814
Severance Obligation	273	273
Uncertain Tax Obligations	904		904
Pension Obligations	863				863

Total	$5,698	$1,104	$2,103	$814	$1,677

The lease expense for the three month periods ended March 31, 2011 and March 31, 2010 was $0.2 million for the respective periods.

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
As of March 31, 2011, we have adopted accounting guidance for revenue arrangements with multiple deliverables that are outside the scope of software revenue recognition guidance. This adoption has not had a material impact on our financial position, results of operations or cash flows.
As of March 31, 2011, we have also adopted accounting guidance for revenue arrangements that include both tangible products and software elements. This adoption has not had a material impact on our financial position, results of operations or cash flows.
A summary of our significant accounting policies and application of these policies are included in the Notes to Consolidated Financial Statements and in MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. There were no changes to our critical accounting policies during the first quarter of 2011.
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
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As we have previously disclosed, on February 22, 2011, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated February 21, 2011 with Talon Holdings, Inc. a Delaware corporation (“Parent”), and Talon Merger Sub Inc., a Pennsylvania Corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of the Parent. Parent is owned by investment funds managed by Golden Gate Private Equity, Inc. Subsequent to the merger announcement, four class action lawsuits were filed against the Company, the Company’s directors, and in some cases, Parent, Merger Sub and Golden Gate Capital in connection with the proposed Merger.
•	Steven Tencza vs. Edward H. Kennedy, et al. (Case No. GD-11-003755 (Derivative) and Case No. GD-11-006284 (Class Action)) and Vladimir Gusinsky Revocable Trust vs. Edward H. Kennedy, et al. (Case No. GD-11-003908 (Derivative) and Case No. GD-11-006285 (Class Action)), which were filed on February 24, 2011 and on March 1, 2011, respectively, in the Court of Common Pleas of Allegheny County, Pennsylvania;

•	Equity Benefit Partners vs. Edward H. Kennedy, et al. (Case No. 11-10364), filed in the Court of Common Pleas of Butler County, Pennsylvania on March 18, 2011; and

•	Margaret W. Crouthamel vs. Edward H. Kennedy, et al., filed in the U.S. District Court for the Western District of Pennsylvania (Case No. 2:11-cv-00403-RCM) on March 28, 2011.
On April 1, 2011, we filed a definitive proxy statement describing the proposed merger. On April 5, 2011, the Tencza and Vladimir Gusinsky Revocable Trust cases were consolidated at In re Tollgrade Communications, Inc. Derivative and Class Action Litigation, Consolidated Case No. GD-11-003755. On April 19, 2011, the Vladimir Gusinsky Revocable Trust case was severed and voluntarily dismissed by the plaintiff with the court’s approval. On April 27, 2011, we and the plaintiffs in Tencza and Equity Benefit Partners reached an agreement in principle providing for the settlement and dismissal of their lawsuits. Pursuant to that agreement, we agreed to make certain supplemental disclosures regarding the proposed merger and filed a supplement (the “supplement”) to our definitive proxy statement on April 27, 2011.

Although a final settlement amount has yet to be reached, we have accrued $0.4 million as our estimate of what we believe the anticipated outcome may be.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, we wish to caution each reader of this Form 10-Q to carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (our “2010 Form 10-K”), which could materially affect our business, financial condition or future results. There are no material changes in our risk factors from those disclosed in our 2010 Form 10-K.
Item 6. EXHIBITS
(a)	Exhibits:
The following exhibits are being filed with this report:

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of February 21, 2011, by and among Talon Merger Sub, Inc., a Pennsylvania corporation, Talon Holdings, Inc., a Delaware corporation, and Tollgrade Communications, Inc., a Pennsylvania corporation, filed as Exhibit 2.1 to the Company’s report on Form 8-K filed with the SEC on February 25, 2011.

10.1	Second Amendment to Agreement, dated as of February 20, 2011, by and between Tollgrade Communications, Inc., a Pennsylvania corporation, and Michael D. Bornak, filed as Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on February 25, 2011.

10.2	First Amendment to Agreement, dated as of February 20, 2011, by and between Tollgrade Communications, Inc., a Pennsylvania corporation, and Edward H. Kennedy, filed as Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on February 25, 2011.

10.3	Summary of 2011 Commission Program for Robert H. King, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2011 (the “2010 10-K”).

10.4	Amendment dated February 20, 2011 to Agreement in effect between the Company and Gregory M. Nulty, filed as Exhibit 10.34 to the Company’s 2010 10-K.

10.5	Amendment dated February 20, 2011 to Agreement in effect between the Company and Jennifer M. Reinke, filed as Exhibit 10.35 to the Company’s 2010-10-K.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.
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

Tollgrade Communications, Inc.
(Registrant)

Dated: May 10, 2011

/s/ Edward H. Kennedy

Edward H. Kennedy
Chief Executive Officer and President

Dated: May 10, 2011

/s/ Michael D. Bornak

Michael D. Bornak
Chief Financial Officer and Treasurer

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of February 21, 2011, by and among Talon Merger Sub, Inc., a Pennsylvania corporation, Talon Holdings, Inc., a Delaware corporation, and Tollgrade Communications, Inc., a Pennsylvania corporation, filed as Exhibit 2.1 to the Company’s report on Form 8-K filed with the SEC on February 25, 2011.

10.1	Second Amendment to Agreement, dated as of February 20, 2011, by and between Tollgrade Communications, Inc., a Pennsylvania corporation, and Michael D. Bornak, filed as Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on February 25, 2011.

10.2	First Amendment to Agreement, dated as of February 20, 2011, by and between Tollgrade Communications, Inc., a Pennsylvania corporation, and Edward H. Kennedy, filed as Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on February 25, 2011.

10.3	Summary of 2011 Commission Program for Robert H. King, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2011 (the “2010 10-K”).

10.4	Amendment dated February 20, 2011 to Agreement in effect between the Company and Gregory M. Nulty, filed as Exhibit 10.34 to the Company’s 2010 10-K.

10.5	Amendment dated February 20, 2011 to Agreement in effect between the Company and Jennifer M. Reinke, filed as Exhibit 10.35 to the Company’s 2010-10-K.

31.1	Certification of Chief Executive Officer, filed herewith.

31.2	Certification of Chief Financial Officer, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 350, filed herewith.